Form 10-Q
period 2015-09-30
QNB CORP
filed 2015-11-06
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               September 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑  No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☑     No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ☑
Non-accelerated filer ____	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No      ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, par value $0.625	3,350,577

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data)
	(unaudited)
	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$9,038	$11,102
Interest-bearing deposits in banks	60,666	7,143
Total cash and cash equivalents	69,704	18,245

Investment securities
Trading	3,625	4,207
Available-for-sale (amortized cost $360,660 and $373,844)	362,568	375,219
Held-to-maturity (fair value $153 and $156)	147	146
Restricted investment in bank stocks	508	647
Loans held-for-sale	320	380
Loans receivable	582,255	555,282
Allowance for loan losses	(7,669)	(8,001)
Net loans	574,586	547,281
Bank-owned life insurance	10,886	10,658
Premises and equipment, net	9,345	9,702
Accrued interest receivable	2,555	2,568
Other real estate owned	-	3,025
Net deferred tax assets	2,677	2,925
Other assets	2,396	2,132
Total assets	$1,039,317	$977,135

Liabilities
Deposits
Demand, non-interest bearing	$98,092	$86,920
Interest-bearing demand	289,572	251,986
Money market	71,683	58,199
Savings	220,233	211,240
Time	136,988	148,827
Time of $100 or more	92,106	94,420
Total deposits	908,674	851,592
Short-term borrowings	32,588	35,189
Accrued interest payable	323	344
Other liabilities	6,736	3,656
Total liabilities	948,321	890,781

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,515,046 shares and 3,481,227 shares issued; 3,350,477 and 3,316,658 shares outstanding	2,197	2,176
Surplus	15,698	14,819
Retained earnings	74,317	70,928
Accumulated other comprehensive income, net of tax	1,260	907
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	90,996	86,354
Total liabilities and shareholders' equity	$1,039,317	$977,135

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
	(in thousands, except per share data - unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$6,302	$5,787	$18,148	$16,964
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,242	1,324	3,840	3,983
Tax-exempt	519	541	1,474	1,712
Interest on trading securities	43	44	124	111
Interest on interest-bearing balances and other interest income	32	45	105	86
Total interest income	8,138	7,741	23,691	22,856

Interest expense
Interest on deposits
Interest-bearing demand	170	178	490	486
Money market	40	35	114	90
Savings	204	192	600	574
Time	381	416	1,166	1,226
Time of $100 or more	300	310	890	850
Interest on short-term borrowings	28	25	87	85
Interest on long-term debt	-	-	-	70
Total interest expense	1,123	1,156	3,347	3,381
Net interest income	7,015	6,585	20,344	19,475
Provision for loan losses	-	-	60	-
Net interest income after provision for loan losses	7,015	6,585	20,284	19,475

Non-interest income
Net gain on sale of investment securities	83	180	800	1,087
Net gain on trading activities	36	40	17	155
Fees for services to customers	434	432	1,240	1,241
ATM and debit card	397	378	1,153	1,113
Retail brokerage and advisory income	180	138	557	453
Bank-owned life insurance	73	74	215	219
Merchant Income	75	73	226	229
Net gain on sale of loans	120	110	302	171
Other	95	92	259	286
Total non-interest income	1,493	1,517	4,769	4,954

Non-interest expense
Salaries and employee benefits	2,911	2,963	8,960	8,594
Net occupancy	427	421	1,336	1,291
Furniture and equipment	424	444	1,285	1,290
Marketing	174	201	596	641
Third party services	389	454	1,235	1,266
Telephone, postage and supplies	182	187	551	544
State taxes	173	152	520	456
FDIC insurance premiums	162	170	479	507
Other	731	486	1,802	1,415
Total non-interest expense	5,573	5,478	16,764	16,004
Income before income taxes	2,935	2,624	8,289	8,425
Provision for income taxes	715	580	1,999	1,913
Net income	$2,220	$2,044	$6,290	$6,512
Earnings per share - basic	$0.66	$0.62	$1.89	$1.98
Earnings per share - diluted	$0.66	$0.62	$1.88	$1.98
Cash dividends per share	$0.29	$0.28	$0.87	$0.84

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(in thousands - unaudited)
Three months ended September 30,	2015			2014
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$2,935	$715	$2,220	$2,624	$580	$2,044
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	1,547	526	1,021	1,321	449	872
Reclassification adjustment for gains included in net income	(83)	(29)	(54)	(180)	(61)	(119)
Other comprehensive income	1,464	497	967	1,141	388	753
Total comprehensive income	$4,399	$1,212	$3,187	$3,765	$968	$2,797

Nine months ended September 30,	2015			2014
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$8,289	$1,999	$6,290	$8,425	$1,913	$6,512
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	1,333	453	880	5,819	1,979	3,840
Reclassification adjustment for gains included in net income	(800)	(273)	(527)	(1,087)	(370)	(717)
Other comprehensive income	533	180	353	4,732	1,609	3,123
Total comprehensive income	$8,822	$2,179	$6,643	$13,157	$3,522	$9,635

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine months ended September 30, 2015 and 2014

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income		-	-	6,290	-	-	6,290
Other comprehensive income, net of tax		-	-	-	353	-	353
Cash dividends declared ($0.87 per share)		-	-	(2,901)	-	-	(2,901)
Stock issued in connection with dividend reinvestment and stock purchase plan	23,796	15	652	-	-	-	667
Stock issued for employee stock purchase plan	1,721	1	42	-	-	-	43
Stock issued for options exercised	8,302	5	101	-	-	-	106
Tax benefit of stock options exercised		-	20	-	-	-	20
Stock-based compensation expense		-	64	-	-	-	64
Balance, September 30, 2015	3,350,477	$2,197	$15,698	$74,317	$1,260	$(2,476)	$90,996

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income		-	-	6,512	-	-	6,512
Other comprehensive income, net of tax		-	-	-	3,123	-	3,123
Cash dividends declared ($0.84 per share)		-	-	(2,762)	-	-	(2,762)
Stock issued in connection with dividend reinvestment and stock purchase plan	21,957	14	538	-	-	-	552
Stock issued for employee stock purchase plan	1,572	1	34	-	-	-	35
Stock issued for options exercised	11,919	7	147	-	-	-	154
Tax benefit of stock options exercised		-	29	-	-	-	29
Stock-based compensation expense		-	60	-	-	-	60
Balance, September 30, 2014	3,307,106	$2,170	$14,555	$69,368	$(289)	$(2,476)	$83,328

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands, unaudited)
Nine months ended September 30,	2015	2014
Operating Activities
Net income	$6,290	$6,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769	850
Provision for loan losses	60	-
Net gain on investment securities available-for-sale	(800)	(1,087)
Net loss on sale of repossessed assets and other real estate owned	17	2
Net gain on sale of loans	(302)	(171)
Proceeds from sales of residential mortgages held-for-sale	9,595	4,192
Origination of residential mortgages held-for-sale	(9,233)	(4,151)
Income on bank-owned life insurance	(215)	(219)
Stock-based compensation expense	64	60
Net decrease (increase) in trading securities	582	(4,122)
Deferred income tax provision	66	153
Net increase (decrease) in income taxes payable	17	(331)
Net decrease (increase) in accrued interest receivable	13	(25)
Amortization of mortgage servicing rights and change in valuation allowance	53	46
Net amortization of premiums and discounts on investment securities	1,583	1,571
Net decrease in accrued interest payable	(21)	(55)
Increase in other assets	(364)	(389)
Decrease in other liabilities	(908)	(133)
Net cash provided by operating activities	7,266	2,703
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	68,472	67,329
Proceeds from the sale of investment securities available-for-sale	27,480	19,504
Purchases of investment securities available-for-sale	(79,565)	(56,153)
Proceeds from redemption of investment in restricted bank stock	1,318	2,452
Purchase of restricted bank stock	(1,179)	(2,409)
Net increase in loans	(27,580)	(35,790)
Net purchases of premises and equipment	(413)	(812)
Proceeds from sales of repossessed assets and other real estate owned	3,244	43
Net cash used in investing activities	(8,223)	(5,836)
Financing Activities
Net increase in non-interest bearing deposits	11,172	6,996
Net increase in interest-bearing deposits	45,910	58,768
Net decrease in short-term borrowings	(2,601)	(6,508)
Repayments of long-term debt	-	(5,000)
Tax benefit from exercise of stock options	20	29
Cash dividends paid, net of reinvestment	(2,579)	(2,498)
Proceeds from issuance of common stock	494	477
Net cash provided by financing activities	52,416	52,264
Increase in cash and cash equivalents	51,459	49,131
Cash and cash equivalents at beginning of year	18,245	16,286
Cash and cash equivalents at end of period	$69,704	$65,417
Supplemental Cash Flow Disclosures
Interest paid	$3,368	$3,436
Income taxes paid	1,904	2,060
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	215	265
Unsettled trades to purchase securities	3,987	230

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2014 Annual Report incorporated in the Form 10-K. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2015, for items that should potentially be recognized or disclosed in these financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The provisions in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on QNB’s financial statements but may result in expanded disclosures.

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

Stock-based compensation expense was $18,000 and $17,000 for the three months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense was $64,000 and $60,000 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was approximately $90,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 28 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2015, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and no remaining options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorized the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2015, there were 184,200 options granted, 55,225 options forfeited, 44,400 options exercised, and 84,575 options outstanding under this Plan. The 2005 Plan expired March 15, 2015.

The QNB Corp. 2015 Stock Incentive Plan authorizing the issuance of 300,000 shares was approved at the Company’s 2015 Annual Meeting of Shareholders. The terms of the 2015 Plan are identical to the 2005 plan. There were no options granted, forfeited, exercised or outstanding under this Plan as of September 30, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Nine months ended September 30,	2015	2014
Risk free interest rate	1.06%	0.69%
Dividend yield	3.86	4.28
Volatility	26.74	28.12
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first nine months of 2015 and 2014 was $4.38 and $3.81, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

Stock option activity during the nine months ended September 30, 2015 and 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	88,375	$23.27
Granted	21,000	29.25
Exercised	(12,150)	17.81
Forfeited	(12,650)	31.87
Outstanding at September 30, 2015	84,575	$24.25	2.50	$444
Exercisable at September 30, 2015	30,375	$20.87	0.89	$262

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	115,800	$23.51
Granted	20,000	25.16
Exercised	(19,425)	17.76
Forfeited	(24,625)	29.35
Outstanding at September 30, 2014	91,750	$23.52	3.33	$172
Exercisable at September 30, 2014	87,893	$23.53	2.10	$384

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share - net income	$2,220	$2,044	$6,290	$6,512
Denominator for basic earnings per share - weighted average shares outstanding	3,343,011	3,298,057	3,332,650	3,286,438
Effect of dilutive securities - employee stock options	13,778	11,408	12,980	9,766
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,356,789	3,309,465	3,345,630	3,296,204
Earnings per share - basic	$0.66	$0.62	$1.89	$1.98
Earnings per share - diluted	$0.66	$0.62	1.88	$1.98

There were 21,000 stock options that were anti-dilutive for both the three and nine-month periods ended September 30, 2015. There were 31,450 stock options that were anti-dilutive for both the three and nine-month periods ended September 30, 2014. These stock options were not included in the above calculation.

6. OTHER COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Unrealized net holding gains on available-for-sale securities	$2,284	$1,975
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(376)	(600)
Accumulated other comprehensive income	1,908	1,375
Tax effect	(648)	(468)
Accumulated other comprehensive income, net of tax	$1,260	$907

The following tables present amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

Three months ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2015	2014	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$83	$180	Net gain on sale of investment securities
Tax effect	(29)	(61)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$54	$119	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

6. OTHER COMPREHENSIVE INCOME (continued)

Nine months ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2015	2014	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$800	$1,087	Net gain on sale of investment securities
Tax effect	(273)	(370)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$527	$717	Net of tax

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net realized and unrealized gains of $36,000 and $40,000 recorded for the three months ended September 30, 2015 and 2014, respectively. There were net realized and unrealized gains of $17,000 and $155,000 recorded for the nine months ended September 30, 2015 and 2014, respectively. Unrealized gains on trading activity related to trading securities still held at September 30, 2015 and December 31, 2014 totaled $29,000 and $24,000, respectively. Interest and dividends are included in interest income.

Trading securities, at fair value, at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
State and municipal securities	$3,625	$4,207

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2015 and December 31, 2014 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2015	value	gains	losses	cost
U.S. Government agency	$57,490	$308	$(44)	$57,226
State and municipal	83,042	1,493	(85)	81,634
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	133,281	1,793	(203)	131,691
Collateralized mortgage obligations (CMOs)	73,034	494	(599)	73,139
Pooled trust preferred	2,600	215	(1,024)	3,409
Corporate debt	6,029	23	(11)	6,017
Equity	7,092	309	(761)	7,544
Total investment securities available-for-sale	$362,568	$4,635	$(2,727)	$360,660

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

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
September 30, 2015	Fair value	cost
Due in one year or less	$5,954	$5,910
Due after one year through five years	245,136	243,167
Due after five years through ten years	82,140	81,254
Due after ten years	22,246	22,785
Equity securities	7,092	7,544
Total investment securities available-for-sale	$362,568	$360,660

For the three months ended September 30, 2015 and 2014, proceeds from sales of investment securities available-for-sale were approximately $685,000 and $534,000. Proceeds from sales of investment securities available-for-sale were approximately $27,480,000 and $19,504,000 for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015 and December 31, 2014, investment securities available-for-sale totaling approximately $238,281,000 and $206,774,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended September 30, 2015				Three months ended September 30, 2014
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$83	$-	$-	$83	$181	$-	$-	$181
Debt securities	-	-	-	-	-	(1)	-	(1)
Total	$83	$-	$-	$83	$181	$(1)	$-	$180

	Nine months ended September 30, 2015				Nine months ended September 30, 2014
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$713	$(23)	$-	$690	$1,051	$(6)	$-	$1,045
Debt securities	154	(44)	-	110	137	(95)	-	42
Total	$867	$(67)	$-	$800	$1,188	$(101)	$-	$1,087

The tax expense applicable to the net realized gains for the nine-month periods ended September 30, 2015 and 2014 amounted to approximately $273,000 and $370,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities in the first nine months of 2015 or 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Nine months ended September 30,	2015	2014
Balance, beginning of period	$1,153	$1,271
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,153	$1,271

The amortized cost and estimated fair values of investment securities held-to-maturity at September 30, 2015 and December 31, 2014 were as follows:

Held-To-Maturity
	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$147	$6	-	$153	$146	$10	-	$156

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at September 30, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
September 30, 2015	Fair value	cost
Due in one year or less
Due after one year through five years	$153	$147
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$153	$147

There were no sales of investment securities classified as held-to-maturity during the three and nine months ended September 30, 2015 or 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

September 30, 2015
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	11	$10,330	$(23)	$4,477	$(21)	$14,807	$(44)
State and municipal	37	11,973	(58)	2,688	(27)	14,661	(85)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	24	34,497	(171)	1,469	(32)	35,966	(203)
Collateralized mortgage obligations (CMOs)	30	5,259	(19)	26,858	(580)	32,117	(599)
Pooled trust preferred	5	-	-	2,131	(1,024)	2,131	(1,024)
Corporate debt	2	2,003	(11)	-	-	2,003	(11)
Equity	23	5,232	(683)	190	(78)	5,422	(761)
Total	132	$69,294	$(965)	$37,813	$(1,762)	$107,107	$(2,727)

December 31, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	29	$15,466	$(30)	$23,941	$(442)	$39,407	$(472)
State and municipal	39	3,452	(31)	11,964	(119)	15,416	(150)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	34	6,521	(15)	38,586	(451)	45,107	(466)
Collateralized mortgage obligations (CMOs)	51	2,003	(205)	35,687	(1,095)	37,690	(1,300)
Pooled trust preferred	5	-	-	1,978	(1,240)	1,978	(1,240)
Equity	7	1,303	(70)	-	-	1,303	(70)
Total	165	$28,745	$(351)	$112,156	$(3,347)	$140,901	$(3,698)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2015 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds six pooled trust preferred securities as of September 30, 2015. These securities have a total amortized cost of approximately $3,409,000 and a fair value of $2,600,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of September 30, 2015:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2015)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$217	$(26)	$-	$(1)	B1/BB	5	-	18.0%	140.7%
PreTSL XVII	Mezzanine	705	523	(182)	-	(222)	C/CC	33	5	26.7	91.2
PreTSL XIX	Mezzanine	987	554	(433)	-	-	Caa3/CC	40	12	12.2	94.8
PreTSL XXV	Mezzanine	766	480	(286)	-	(222)	C/C	46	5	28.3	88.8
PreTSL XXVI	Mezzanine	454	357	(97)	-	(270)	Caa3/C	42	7	21.0	94.4
PreTSL XXVI	Mezzanine	254	469	215	-	(438)	Caa3/C	42	7	21.0	94.4
		$3,409	$2,600	$(809)	$-	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Federal bank regulatory agencies released a final rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at September 30, 2015 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three and nine months ended September 30, 2015 and 2014, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

●

Estimate of Future Cash Flows – Cash flows are constructed in an INTEXcalc valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment of 1% were forecasted. In addition to the base prepayment assumption, due to the enactment of the Dodd-Frank Act additional prepayment analysis was performed. First, trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance as soon as possible. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. We then assumed any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible. For issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

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

Based upon the analysis performed by management as of September 30, 2015, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional write-downs in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	September 30,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$121,217	$118,845
Construction	25,681	23,471
Secured by commercial real estate	212,962	203,534
Secured by residential real estate	57,755	53,077
State and political subdivisions	41,443	44,104
Indirect lease financing	9,858	7,685
Retail:
1-4 family residential mortgages	41,691	37,147
Home equity loans and lines	67,341	63,213
Consumer	4,277	4,175
Total loans	582,225	555,251
Net unearned costs (fees)	30	31
Loans receivable	$582,255	$555,282

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At September 30, 2015 and December 31, 2014, overdrafts were approximately $214,000 and $142,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2015, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2015 and December 31, 2014:

September 30, 2015	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$115,993	$329	$4,895	$-	$121,217
Construction	25,661	-	20	-	25,681
Secured by commercial real estate	196,047	2,019	14,896	-	212,962
Secured by residential real estate	54,866	711	2,178	-	57,755
State and political subdivisions	40,170	-	1,273	-	41,443
Indirect lease financing	9,658	-	200	-	9,858
	$442,395	$3,059	$23,462	$-	$468,916

December 31, 2014	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$111,560	$42	$7,243	$-	$118,845
Construction	22,981	128	362	-	23,471
Secured by commercial real estate	178,339	2,418	22,777	-	203,534
Secured by residential real estate	50,172	408	2,497	-	53,077
State and political subdivisions	42,771	-	1,333	-	44,104
Indirect lease financing	7,543	-	142	-	7,685
	$413,366	$2,996	$34,354	$-	$450,716

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2015 and December 31, 2014:

September 30, 2015	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$41,399	$292	$41,691
Home equity loans and lines	67,210	131	67,341
Consumer	4,250	27	4,277
	$112,859	$450	$113,309

December 31, 2014	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$36,922	$225	$37,147
Home equity loans and lines	63,109	104	63,213
Consumer	4,174	1	4,175
	$104,205	$330	$104,535

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014:

September 30, 2015	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$54	-	-	$54	$121,163	$121,217
Construction	-	-	-	-	25,681	25,681
Secured by commercial real estate	-	$65	$1,075	1,140	211,822	212,962
Secured by residential real estate	102	512	164	778	56,977	57,755
State and political subdivisions	-	-	-	-	41,443	41,443
Indirect lease financing	66	26	133	225	9,633	9,858
Retail:
1-4 family residential mortgages	-	59	-	59	41,632	41,691
Home equity loans and lines	94	-	45	139	67,202	67,341
Consumer	32	28	-	60	4,217	4,277
	$348	$690	$1,417	$2,455	$579,770	$582,225

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2015 and December 31, 2014:

September 30, 2015	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,488
Construction	-	-
Secured by commercial real estate	-	2,621
Secured by residential real estate	-	1,443
State and political subdivisions	-	-
Indirect lease financing	$52	80
Retail:
1-4 family residential mortgages	-	292
Home equity loans and lines	-	131
Consumer	-	27
	$52	$8,082

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2014	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$2,171
Construction	-	337
Secured by commercial real estate	-	6,465
Secured by residential real estate	-	1,467
State and political subdivisions	-	-
Indirect lease financing	-	-
Retail:
1-4 family residential mortgages	-	225
Home equity loans and lines	-	104
Consumer	-	1
	$-	$10,770

Activity in the allowance for loan losses for the three months ended September 30, 2015 and 2014 are as follows:

Three months ended September 30, 2015	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,603	$(79)	$-	$11	$1,535
Construction	149	118	-	-	267
Secured by commercial real estate	2,655	(494)	-	3	2,164
Secured by residential real estate	1,635	(53)	(4)	2	1,580
State and political subdivisions	232	(4)	-	-	228
Indirect lease financing	121	(4)	-	5	122
Retail:
1-4 family residential mortgages	313	(7)	-	-	306
Home equity loans and lines	474	(28)	-	4	450
Consumer	71	18	(17)	10	82
Unallocated	402	533	N/A	N/A	935
	$7,655	$-	$(21)	$35	$7,669

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended September 30, 2014	Balance, beginning of period	Provision (credit) for loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,407	$(139)	$-	$8	$2,276
Construction	240	(67)	-	-	173
Secured by commercial real estate	2,600	(129)	-	1	2,472
Secured by residential real estate	1,708	555	(452)	13	1,824
State and political subdivisions	214	(20)	-	-	194
Loans to depository institutions	1	(1)	-	-	-
Indirect lease financing	92	(6)	(14)	4	76
Retail:
1-4 family residential mortgages	372	39	(92)	1	320
Home equity loans and lines	520	25	(3)	5	547
Consumer	67	59	(17)	12	121
Unallocated	679	(316)	N/A	N/A	363
	$8,900	$-	$(578)	$44	$8,366

Activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 are as follows:

Nine months ended September 30, 2015	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,892	$(357)	$(30)	$30	$1,535
Construction	297	(30)	-	-	267
Secured by commercial real estate	2,700	(458)	(85)	7	2,164
Secured by residential real estate	1,630	251	(321)	20	1,580
State and political subdivisions	221	7	-	-	228
Indirect lease financing	93	22	(8)	15	122
Retail:
1-4 family residential mortgages	312	(6)	-	-	306
Home equity loans and lines	453	(19)	-	16	450
Consumer	85	33	(58)	22	82
Unallocated	318	617	N/A	N/A	935
	$8,001	$60	$(502)	$110	$7,669

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $626,000 and $1,897,000 as of September 30, 2015 and December 31, 2014, respectively. Non-performing TDRs totaled $1,239,000 and $3,690,000 as of September 30, 2015 and December 31, 2014, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2015		December 31, 2014 2013
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$969	-	$4,588	-
TDRs with an allowance recorded	896	$588	999	$813
	$1,865	$588	$5,587	$813

There was one newly identified TDR during the nine months ended September 30, 2015. QNB granted a concession to an existing retail borrower who was experiencing financial difficulties. As of September 30, 2015 and December 31, 2014, QNB had commitments of $1,939,000 and $1,729,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were charge-offs of $5,000 and $522,000 during the nine months ended September 30, 2015 and 2014, respectively, resulting from loans previously modified as TDRs.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present loans, by loan class, modified as TDRs during the three and nine months ended September 30, 2015 and 2014. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended September 30,	2015			2014
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
1-4 family residential mortgages	1	$142	$142	-	$-	$-
	1	$142	$142	-	$-	$-

Nine months ended September 30,	2015			2014
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	-	-	-	1	$288	$233
Retail:
1-4 family residential mortgages	1	$142	$142	-	-	-
	1	$142	$142	1	$288	$233

There were no loans modified as TDRs within 12 months prior to September 30, 2015 for which there was a payment default (60 days or more past due) during the three and nine months ended September 30, 2015. There were no loans modified as TDRs within 12 months prior to September 30, 2014 for which there was a payment default during the three months ended September 30, 2014. There were 12 loans modified as TDRs within 12 months prior to September 20, 2014 with a recorded balance of $658,000 for which there was a payment default during the nine months ended September 30, 2014. All of these loans were either charged off or repaid during the thrid quarter 2014, resulting in $0 recorded balance at September 30, 2014.

The company has one consumer mortgage loan secured by residential real estate for which foreclosure proceedings are in process at September 30, 2015. The recorded investment is $45,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses at September 30, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2015	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,535	$745	$790	$121,217	$4,188	$117,029
Construction	267	-	267	25,681	346	25,335
Secured by commercial real estate	2,164	-	2,164	212,962	5,244	207,718
Secured by residential real estate	1,580	89	1,491	57,755	1,443	56,312
State and political subdivisions	228	-	228	41,443	-	41,443
Indirect lease financing	122	-	122	9,858	104	9,754
Retail:
1-4 family residential mortgages	306	33	273	41,691	547	41,144
Home equity loans and lines	450	-	450	67,341	155	67,186
Consumer	82	-	82	4,277	27	4,250
Unallocated	935	N/A	N/A	N/A	N/A	N/A
	$7,669	$867	$5,867	$582,225	$12,054	$570,171

	Allowance for Loan Losses			Loans Receivable
December 31, 2014	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,892	$1,095	$797	$118,845	$7,115	$111,730
Construction	297	-	297	23,471	362	23,109
Secured by commercial real estate	2,700	-	2,700	203,534	11,546	191,988
Secured by residential real estate	1,630	91	1,539	53,077	1,567	51,510
State and political subdivisions	221	-	221	44,104	-	44,104
Indirect lease financing	93	-	93	7,685	16	7,669
Retail:
1-4 family residential mortgages	312	4	308	37,147	341	36,806
Home equity loans and lines	453	4	449	63,213	129	63,084
Consumer	85	-	85	4,175	1	4,174
Unallocated	318	N/A	N/A	N/A	N/A	N/A
	$8,001	$1,194	$6,489	$555,251	$21,077	$534,174

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,169	$3,373	$-	$5,894	$6,056	$-
Construction	346	347	-	362	444	-
Secured by commercial real estate	5,244	5,700	-	11,546	12,198	-
Secured by residential real estate	997	1,433	-	903	1,427	-
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	104	104	-	16	16	-
Retail:
1-4 family residential mortgages	242	253	-	225	250	-
Home equity loans and lines	155	203	-	72	93	-
Consumer	27	27	-	1	1	-
	$10,284	$11,440	$-	$19,019	$20,485	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,019	$1,210	$745	$1,221	$1,419	$1,095
Construction	-	-	-	-	-	-
Secured by commercial real estate	-	-	-	-	-	-
Secured by residential real estate	446	753	89	664	748	91
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	-	-	-	-	-	-
Retail:
1-4 family residential mortgages	305	311	33	116	116	4
Home equity loans and lines	-	-	-	57	76	4
Consumer	-	-	-	-	-	-
	$1,770	$2,274	$867	$2,058	$2,359	$1,194

Total:
Commercial:
Commercial and industrial	$4,188	$4,583	$745	$7,115	$7,475	$1,095
Construction	346	347	-	362	444	-
Secured by commercial real estate	5,244	5,700	-	11,546	12,198	-
Secured by residential real estate	1,443	2,186	89	1,567	2,175	91
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	104	104	-	16	16	-
Retail:
1-4 family residential mortgages	547	564	33	341	366	4
Home equity loans and lines	155	203	-	129	169	4
Consumer	27	27	-	1	1	-
	$12,054	$13,714	$867	$21,077	$22,844	$1,194

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$6,301	$154	$9,305	$331
Construction	410	16	1,050	2
Secured by commercial real estate	7,881	121	12,304	344
Secured by residential real estate	1,522	-	2,452	-
State and political subdivisions	-	-	-	-
Indirect lease financing	22	1	26	1
Retail:
1-4 family residential mortgages	415	4	460	5
Home equity loans and lines	130	1	169	-
Consumer	3	-	2	-
	$16,684	$297	$25,768	$683

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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2015:

September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$-	$3,625	$-	$3,625

Securities available-for-sale
U.S. Government agency securities	-	$57,490	-	$57,490
State and municipal securities	-	83,042	-	83,042
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	133,281	-	133,281
Collateralized mortgage obligations (CMOs)	-	73,034	-	73,034
Pooled trust preferred securities	-	-	$2,600	2,600
Corporate debt securities	-	6,029	-	6,029
Equity securities	$7,092	-	-	7,092
Total securities available-for-sale	$7,092	$352,876	$2,600	$362,568
Total recurring fair value measurements	$7,092	$356,501	$2,600	$366,193

Nonrecurring fair value measurements
Impaired loans	$-	$-	$903	$903
Mortgage servicing rights	-	-	135	135
Total nonrecurring fair value measurements	$-	$-	$1,038	$1,038

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2015. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the nine-month period ended September 30, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
	Fair value	Valuation techniques	Unobservable input	Value or range of values
September 30, 2015 - Impaired loans	$793	Appraisal of collateral (1)	Appraisal adjustments (2)	-10% to -100%
			Liquidation expenses (3)	-10%
September 30, 2015 - Impaired loans	110	Discounted cash flow (4)	Discount rate	6.375%
September 30, 2015 - Mortgage servicing rights	135	Discounted cash flow	Remaining term	2 - 23 yrs
			Discount rate	10% to 12%

	Quantitative information about Level 3 fair value measurements
	Fair value	Valuation techniques	Unobservable input	Value or range of values
December 31, 2014 - Impaired loans	$953	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% to -100%
			Liquidation expenses (3)	-10%
December 31, 2014 - Impaired loans	112	Discounted cash flow (4)	Discount rate	6.375%
December 31, 2014 - Impaired loans	2,650	Agreement of sale (5)
December 31, 2014 - Mortgage servicing rights	112	Discounted cash flow	Remaining term	2 - 28 yrs
			Discount rate	10% to 12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Fair value is determined using the cash flow of the borrower and the effective interest rate of the original note.
(5)	Fair value is determined by the net amount due.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2015:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, January 1, 2015	$2,439
Payments received	(110)
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	271
Transfers in and/or out of Level 3	-
Balance, September 30, 2015	$2,600

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades during 2015, the market for these securities at September 30, 2015 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2015;
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

The Bank is aware of several factors indicating that recent transactions of PreTSL securities are not orderly including an increased spread between bid/ask prices, lower sales transaction volumes for these types of securities, and a lack of new issuances. As a result, the Bank engaged an independent third party to value the securities using a discounted cash flow analysis. The estimated cash flows are based on specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each PreTSL. The resulting collateral cash flows are allocated to the bond waterfall using the INTEXcalc valuation model. Default rates are calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. The base loss severity assumption and long-term loss severity assumptions are modeled at 95%. The severity factor for near-term default is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions. Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.36% to 7.80%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2015 and December 31, 2014:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2015	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$69,704	$69,704	$69,704	-	-
Investment securities:
Trading	3,625	3,625	-	$3,625	-
Available-for-sale	362,568	362,568	7,092	352,876	$2,600
Held-to-maturity	147	153	-	153	-
Restricted investment in bank stocks	508	508	-	508	-
Loans held-for-sale	320	333	-	333	-
Net loans	574,586	579,168	-	-	579,168
Mortgage servicing rights	522	653	-	-	653
Accrued interest receivable	2,555	2,555	-	2,555	-

Financial liabilities
Deposits with no stated maturities	$679,580	$679,580	$679,580	-	$-
Deposits with stated maturities	229,094	230,844	-	$230,844	-
Short-term borrowings	32,588	32,588	32,588	-	-
Accrued interest payable	323	323	-	323	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	September 30,	December 31,
	2015	2014
Commitments to extend credit and unused lines of credit	$233,308	$203,496
Standby letters of credit	9,650	6,276
Total financial instrument commitments	$242,958	$209,772

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2015 and December 31, 2014 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

11. REGULATORY RESTRICTIONS

Dividends payable by the Company and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by both State and Federal bank regulatory agencies. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including QNB Corp., unless such loans are collateralized by specific obligations.

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements and the amount of dividens that can be paid to shareholders. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2015, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered it to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Minimum required		Well capitalized
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$97,163	13.01%	$59,765	8.00%	$74,706	10.00%
Bank	89,971	12.40	58,057	8.00	72,571	10.00

Tier I capital (to risk-weighted assets):
Consolidated	89,435	11.97	44,824	6.00	44,824	6.00
Bank	82,243	11.33	43,543	6.00	58,057	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	89,435	11.97	33,618	4.50	N/A	N/A
Bank	82,243	11.33	32,657	4.50	47,171	6.50

Tier I capital (to average assets):
Consolidated	89,435	8.99	39,811	4.00	N/A	N/A
Bank	82,243	8.32	39,522	4.00	49,403	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$93,927	14.06%	$53,425	8.00%	N/A	N/A
Bank	86,884	13.14	52,891	8.00	$66,114	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	85,439	12.79	26,713	4.00	N/A	N/A
Bank	78,824	11.92	26,446	4.00	39,669	6.00

Tier I capital (to average assets):
Consolidated	85,439	8.65	39,501	4.00	N/A	N/A
Bank	78,824	8.04	39,237	4.00	49,047	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no credit-related other-than-temporary impairment charges in the first nine months of 2015 or 2014.

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

The allowance for loan losses is based on management’s continual review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral or present value of future estimated cash flows. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, delinquency and loss experience, as well as other qualitative factors such as current economic trends.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2015 of $2,220,000, or $0.66 per share on a diluted basis, compared to net income of $2,044,000, or $0.62 per share on a diluted basis, for the same period in 2014. For the nine month period ended September 30, 2015, QNB reported net income of $6,290,000, or $1.88 per share on a diluted basis. This compares to net income of $6,512,000, or $1.98 per share on a diluted basis, reported for the nine month period ended September 30, 2014.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.88% and 9.86%, respectively, for the quarter ended September 30, 2015 compared with 0.85% and 9.73%, respectively, for the quarter ended September 30, 2014. For the comparative nine month periods, the annualized rate of return on average assets and average shareholders’ equity was 0.86% and 9.56%, respectively, for 2015 compared with 0.93% and 10.64%, respectively, for 2014.

Total assets as of September 30, 2015 were $1,039,317,000, compared with $977,135,000 at December 31, 2014. Loans receivable at September 30, 2015 were $582,255,000, compared with $555,282,000 at December 31, 2014, an increase of $26,973,000, or 4.9%, with commercial lending as the largest contributor to the growth. Total deposits of $908,674,000 at September 30, 2015 increased $57,082,000, or 6.7%, compared with total deposits of $851,592,000 at December 31, 2014, due primarily to the seasonal inflow in public funds balances.

Results for the three and nine months ended September 30, 2015 include the following significant components:

●	Net interest income increased $430,000, or 6.5%, to $7,015,000 and $869,000, or 4.5%, to $20,344,000 for the three and nine months ended September 30, 2015, respectively.

●	Net interest margin on a tax-equivalent basis increased four basis points for the quarter and decreased four basis points year-to-date, to 3.08% and 3.07%, respectively.

●	QNB recorded no provision for loan losses for the third quarter and $60,000 for the first nine months of 2015 compared with no provision recorded for first nine months of 2014.

●

Non-interest income decreased $24,000, or 1.6%, to $1,493,000 for the third quarter and declined $185,000, or 3.7%, to $4,769,000 for year-to-date 2015, respectively, compared to the same periods in 2014.

●

Non-interest expense increased $95,000, or 1.7%, to $5,573,000 for the third quarter and increased $760,000, or 4.7%, to $16,764,000 year-to-date 2015, respectively, compared to the same periods in 2014.

●

Total non-performing loans were $8,760,000, or 1.50% of loans receivable at September 30, 2015, compared to $12,667,000, or 2.28% of loans receivable at December 31, 2014. Loans on non-accrual status were $8,082,000 at September 30, 2015 compared with $10,770,000 at December 31, 2014. Net charge-offs for the first nine months of 2015 were $392,000, or 0.09% annualized of average total loans, as compared with $559,000, or 0.14% annualized of average total loans for the first nine months of 2014.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and nine month periods ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total interest income	$8,138	$7,741	$23,691	$22,856
Total interest expense	1,123	1,156	3,347	3,381
Net interest income	7,015	6,585	20,344	19,475
Tax-equivalent adjustment	449	471	1,328	1,445
Net interest income (fully taxable-equivalent)	$7,464	$7,056	$21,672	$20,920

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$4,312	5.98%	$64	$4,460	5.98%	$67
Investment securities (AFS & HTM):
U.S. Government agencies	46,701	1.57%	183	54,689	1.59%	217
State and municipal	75,293	4.15%	781	75,430	4.34%	819
Mortgage-backed and CMOs	200,241	1.99%	994	207,817	2.03%	1,052
Pooled trust preferred securities	3,495	0.36%	3	3,519	0.18%	2
Corporate debt securities	6,018	1.18%	18	6,008	1.12%	17
Equities	7,460	3.45%	65	6,322	3.00%	48
Total investment securities	339,208	2.41%	2,044	353,785	2.44%	2,155
Loans:
Commercial real estate	295,979	4.62%	3,450	264,074	4.59%	3,052
Residential real estate	40,789	4.23%	431	35,579	4.16%	371
Home equity loans	60,066	3.55%	537	57,360	3.67%	531
Commercial and industrial	123,416	4.29%	1,333	113,323	4.54%	1,297
Indirect lease financing	9,576	9.16%	219	7,335	9.83%	180
Consumer loans	3,927	5.37%	53	3,904	5.63%	56
Tax-exempt loans	42,191	3.99%	424	43,326	4.19%	457
Total loans, net of unearned income*	575,944	4.44%	6,447	524,901	4.49%	5,944
Other earning assets	41,419	0.31%	32	38,361	0.48%	46
Total earning assets	960,883	3.55%	8,587	921,507	3.54%	8,212
Cash and due from banks	13,225			13,505
Allowance for loan losses	(7,720)			(8,722)
Other assets	28,894			32,222
Total assets	$995,282			$958,512

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$135,455	0.21%	71	$118,035	0.23%	70
Municipals	116,572	0.34%	99	128,805	0.33%	108
Money market	66,854	0.24%	40	58,451	0.24%	35
Savings	218,753	0.37%	204	207,282	0.37%	192
Time	139,403	1.08%	381	151,079	1.09%	416
Time of $100,000 or more	92,285	1.29%	300	95,898	1.28%	310
Total interest-bearing deposits	769,322	0.56%	1,095	759,550	0.59%	1,131
Short-term borrowings	31,134	0.37%	28	28,028	0.36%	25
Long-term debt	-	0.00%	-	-	0.00%	-
Total interest-bearing liabilities	800,456	0.56%	1,123	787,578	0.58%	1,156
Non-interest-bearing deposits	101,429			84,618
Other liabilities	4,057			2,971
Shareholders' equity	89,340			83,345
Total liabilities and shareholders' equity	$995,282			$958,512
Net interest rate spread		2.99%			2.96%
Margin/net interest income		3.08%	$7,464		3.04%	$7,056
Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$4,211	5.95%	$188	$4,026	5.57%	$168
Investment securities (AFS & HTM):
U.S. Government agencies	49,194	1.60%	590	59,312	1.50%	669
State and municipal	71,378	4.17%	2,233	78,904	4.38%	2,593
Mortgage-backed and CMOs	208,138	1.96%	3,060	205,654	2.05%	3,156
Pooled trust preferred securities	3,510	0.37%	10	3,519	0.17%	5
Corporate debt securities	6,011	1.15%	52	6,009	1.12%	50
Equities	7,205	3.26%	175	5,909	3.15%	140
Total investment securities	345,436	2.36%	6,120	359,307	2.45%	6,613
Loans:
Commercial real estate	290,561	4.55%	9,882	261,598	4.60%	9,002
Residential real estate	38,848	4.13%	1,203	33,240	4.23%	1,056
Home equity loans	58,177	3.58%	1,556	55,546	3.81%	1,584
Commercial and industrial	124,211	4.16%	3,865	112,691	4.37%	3,681
Indirect lease financing	8,784	9.07%	598	7,900	9.85%	584
Consumer loans	3,981	5.41%	161	3,609	5.69%	154
Tax-exempt loans	44,803	4.00%	1,340	43,230	4.24%	1,371
Total loans, net of unearned income*	569,365	4.37%	18,605	517,814	4.50%	17,432
Other earning assets	23,653	0.60%	106	18,510	0.63%	88
Total earning assets	942,665	3.55%	25,019	899,657	3.61%	24,301
Cash and due from banks	11,922			11,607
Allowance for loan losses	(7,923)			(8,825)
Other assets	29,291			32,114
Total assets	$975,955			$934,553

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$133,285	0.22%	217	$117,336	0.24%	207
Municipals	108,554	0.34%	273	112,189	0.33%	279
Money market	63,960	0.24%	114	57,728	0.21%	90
Savings	216,510	0.37%	600	208,481	0.37%	574
Time	143,781	1.08%	1,166	151,504	1.08%	1,226
Time of $100,000 or more	92,543	1.29%	890	90,588	1.26%	850
Total interest-bearing deposits	758,633	0.57%	3,260	737,826	0.58%	3,226
Short-term borrowings	31,792	0.37%	87	31,793	0.36%	85
Long-term debt	-	0.00%	-	1,941	4.76%	70
Total interest-bearing liabilities	790,425	0.57%	3,347	771,560	0.59%	3,381
Non-interest-bearing deposits	94,071			78,188
Other liabilities	3,518			2,977
Shareholders' equity	87,941			81,828
Total liabilities and shareholders' equity	$975,955			$934,553
Net interest rate spread		2.98%			3.02%
Margin/net interest income		3.07%	$21,672		3.11%	$20,920
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

	Three Months Ended			Nine Months Ended
	September 30, 2015 compared			September 30, 2015 compared
	to September 30, 2014			to September 30, 2014

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$(3)	$(3)	$-	$20	$8	$12
Investment securities (AFS & HTM):
U.S. Government agencies	(34)	(31)	(3)	(79)	(114)	35
State and municipal	(38)	(2)	(36)	(360)	(247)	(113)
Mortgage-backed and CMOs	(58)	(38)	(20)	(96)	38	(134)
Pooled trust preferred securities	1	(1)	2	5	-	5
Corporate debt securities	1	-	1	2	-	2
Equities	17	9	8	35	29	6
Total Investment securities (AFS & HTM)	(111)	(63)	(48)	(493)	(294)	(199)
Loans:
Commercial real estate	398	369	29	880	997	(117)
Residential real estate	60	54	6	147	177	(30)
Home equity loans	6	25	(19)	(28)	75	(103)
Commercial and industrial	36	115	(79)	184	377	(193)
Indirect lease financing	39	55	(16)	14	66	(52)
Consumer loans	(3)	-	(3)	7	15	(8)
Tax-exempt loans	(33)	(12)	(21)	(31)	50	(81)
Total Loans	503	606	(103)	1,173	1,757	(584)
Other earning assets	(14)	4	(18)	18	24	(6)
Total interest income	375	544	(169)	718	1,495	(777)
Interest expense:
Interest-bearing demand	1	10	(9)	10	28	(18)
Municipals	(9)	(11)	2	(6)	(10)	4
Money market	5	4	1	24	9	15
Savings	12	11	1	26	22	4
Time	(35)	(33)	(2)	(60)	(63)	3
Time of $100,000 or more	(10)	(11)	1	40	19	21
Total interest-bearing deposits	(36)	(30)	(6)	34	5	29
Short-term borrowings	3	3	-	2	-	2
Long-term debt	-	-	-	(70)	(70)	-
Total interest expense	(33)	(27)	(6)	(34)	(65)	31
Net interest income	$408	$571	$(163)	$752	$1,560	$(808)

Net Interest Income and Net Interest Margin – quarter to quarter comparison

Net interest income for the quarter ended September 30, 2015 totaled $7,015,000, an increase of $430,000, or 6.5%, over the same period in 2014. When compared to the second quarter of 2015, net interest income increased $373,000 from the $6,642,000 reported.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net interest income and net interest margin continue to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment under which banks have been operating since 2008, the beginning of the financial crisis. Average earning assets for the third quarter of 2015 were $960,883,000, an increase of $39,376,000 from the third quarter of 2014, with average loans increasing $51,043,000, or 9.7%, and average investment securities decreasing $14,725,000, or 4.1%, over the same period. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets grew from 57.0% for the third quarter 2014 to 59.9% for the third quarter 2015. On the funding side, average deposits increased $26,583,000, or 3.1%, to $870,751,000 for the third quarter of 2015 with growth in all categories with the exception of municipal deposits and time deposits. Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. During this same time period, average borrowed funds increased $3,106,000 to $31,134,000, which in 2015 consisted solely of commercial repurchase agreements, as long-term debt matured and was repaid in April 2014.

The low interest rate environment and loan rate competition continues to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. The net interest margin for the third quarter of 2015 was 3.08% compared to 3.04% for the third quarter of 2014 and 3.06% reported for the second quarter of 2015.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $375,000, or 4.6%, to $8,587,000 for the third quarter of 2015, while total interest expense declined to $1,123,000. Growth in earning assets contributed an additional $544,000 of interest income but was offset by a decline in interest income of $169,000 resulting from lower yields. Interest expense on deposits declined $36,000. The decline in higher-costing funding time deposits and municipal deposits was the primary contributor while rate declines resulted in a small improvement in interest expense. Consumer and businesses continue to shift deposits into lower rate accounts.

The yield on earning assets on a tax-equivalent basis increased one basis point from 3.54% for the third quarter of 2014, to 3.55% for the third quarter of 2015 and increased one basis point from the 3.54% reported for the second quarter of 2015. The rate paid on interest-bearing liabilities decreased two basis points to 0.56% for the third quarter of 2015 compared to the same period in 2014 and declined one basis point compared to the funding rate reported for the quarter ended June 30, 2015.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) decreased $114,000 when comparing the two quarters primarily as a result of the decrease in average balances for the three months ended September 30, 2015, compared to the same period in 2014. A three basis point decline in average yield also contributed to the decrease in interest income. The average yield on the investment portfolio was 2.45% for the third quarter of 2015 compared with 2.48% for the third quarter of 2014. The yield on the investment portfolio declined along with decreases in Treasury rates since the end of 2014. The current market has provided little opportunity to invest the cash flow from calls and prepayments in the portfolio in bonds with better yields than the securities being called and repaid. During the first nine months of 2015, cash flows from calls and principal and interest payments on mortgage backed securities funded loan growth, as well as seasonal deposit withdrawals by municipalities.

Income on U.S. Government agency securities decreased $34,000, as the $7,988,000, or 14.6%, decline in average balances reduced interest income by $31,000. A two basis point decrease in the yield from 1.59% for the third quarter of 2014 to 1.57% for the same period in 2015 contributed an additional $3,000 decrease in interest income.

Interest income on tax-exempt municipal securities decreased $38,000 with the decline in average yield from 4.34% in the third quarter 2014 to 4.15% for the third quarter 2015 contributing $36,000 of the decline in interest income. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Historically, QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 7-10 years with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2015. The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on mortgage-backed securities and CMOs decreased $58,000. Average balances declined $7,576,000, or 3.6%, from $207,817,000 for third quarter 2014 to $200,241,000 for the same period in 2015, which contributed $38,000 to the overall decline in interest income. The yield on the mortgage-backed and CMO portfolio decreased four basis points from 2.03% to 1.99% for the third quarters in 2014 and 2015, respectively, which resulted in a decrease of $20,000 in interest income. This portfolio provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment, mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $503,000 to $6,447,000 when comparing the third quarters of 2015 and 2014, with growth in average balances offsetting the decline in the portfolio yield. During the third quarter 2015, a non-accrual loan payoff contributed an additional $150,000 to interest income. The yield on the loan portfolio decreased five basis points to 4.44% when comparing the same periods, resulting in a reduction in interest income of $103,000. When comparing the two quarters, the 9.7% increase in average balances resulted in an increase of $606,000 in interest income. As a result of the prolonged low interest rate environment and competitive pressures, new loans are being originated at lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting modifications for lower rates.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $398,000 and was impacted positively by both the increase in average balances and by the increase in yield. Average balances increased $31,905,000, or 12.1%, to $295,979,000 for the three months ended September 30, 2015 compared with the same quarter in 2014. The yield on commercial real estate loans was 4.62% for the third quarter of 2015, an increase of three basis points from the 4.59% reported for the third quarter of 2014.

Income on commercial and industrial loans, the second largest category, increased $36,000 as average commercial and industrial loan balances increased $10,093,000, or 8.9%, to $123,416,000 for the third quarter of 2015 resulting in an additional $115,000 in income. The average yield on these loans decreased 25 basis points to 4.29% resulting in a decrease in income of $79,000. Many of the loans in this category are indexed to the prime interest rate and have floors.

Tax-exempt loan income was $424,000 for the third quarter of 2015, a decrease of $33,000 from the same period in 2014. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt. Although QNB has been successful in winning some of these bids, average balances have decreased $1,135,000, or 2.6%, to $42,191,000 for the third quarter of 2015, resulting in a $12,000 decrease in income. Rate renegotiation or bidding on these loans has resulted in a $21,000 decline in interest income as the average yield on the tax-exempt loan portfolio declined from 4.19% for the third quarter of 2014 to 3.99% for the third quarter of 2015.

QNB desires to become the “local consumer lender of choice” and to accomplish this QNB focused its retail lending efforts, adding new product offerings and increasing marketing and promotion. QNB achieved year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,210,000, or 14.6%, to $40,789,000 for the third quarter of 2015 compared to the same period in 2014. Over this same timeframe, the average yield on the portfolio increased seven basis points to 4.23% for the third quarter of 2015. The result of the increase in balances and yield was an increase in interest income of $60,000. Average home equity loans increased $2,706,000, or 4.7%, to $60,066,000 while the average yield declined 12 basis points to 3.55%. The result is an increase in interest income of $6,000. Average consumer loans increased slightly to $3,927,000 while the yield on the portfolio decreased 26 basis points to 5.37% for the third quarter of 2015 resulting in a $3,000 decrease in interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

For the most part, earning assets are funded by deposits, which increased 3.1% when comparing the third quarters of 2015 and 2014. Interest expense on total deposits decreased $36,000 when comparing the two quarters while interest expense on borrowed funds increased $3,000, due to growth in these balances and a slight increase in rate paid on these balances. While the rate paid on interest-bearing deposits declined three basis points comparing the third quarters of 2015 and 2014, we do not anticipate deposit yields to decline much further as deposit rates are close to reaching an inherent floor and may actually begin to increase as short-term interest rates begin to increase and competition for deposits increases.

The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $16,811,000, or 19.9%, to $101,429,000 for the third quarter of 2015. QNB has been successful in increasing business checking accounts as average balances in these accounts have increased by $13,608,000, or 20.1%, when comparing the quarters. Average interest-bearing demand accounts increased $17,420,000, or 14.8%, to $135,455,000 for the third quarter of 2015. Interest expense on interest-bearing demand accounts increased $1,000 to $71,000 for the same period, as the average rate paid declined by two basis points from 0.23% for the third quarter of 2014 to 0.21% for the third quarter of 2015. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2015, the average balance in this product was $40,395,000 and the related interest expense was $57,000 for an average yield of 0.56%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2014 was $35,976,000 with a related interest expense of $57,000 and an average rate paid of 0.63%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $82,059,000 for the third quarter of 2014 to $95,060,000 for the third quarter of 2015. The average rate paid on these balances was 0.06% for both periods.

The average balance of municipal interest-bearing demand accounts decreased $12,233,000 to $116,572,000, with the average interest rate paid on these accounts at 0.34% for the third quarter of 2015 and 0.33% for the same period in 2014. The decrease in balances in 2015 may be attributable to school districts’ need for funds, as state funding has been delayed due to the state budget impasse. Interest expense on municipal interest-bearing demand accounts decreased $9,000 to $99,000 for the third quarter of 2015. Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year. It is anticipated that these balances will decrease during the fourth quarter of 2015 as school districts and municipalities invest tax receipts.

Average money market accounts increased $8,403,000, or 14.4%, to $66,854,000 for the third quarter of 2015 compared with the same period in 2014. Interest expense on money market accounts increased $5,000 to $40,000 and the average interest rate paid on money market accounts was 0.24% for both the third quarter of 2014 and 2015. The majority of balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $12,000 when comparing the third quarter of 2015 to the third quarter of 2014, with the average rate at 0.37% for both periods. When comparing these same periods average savings accounts increased $11,471,000, or 5.5%, to $218,753,000 for the third quarter of 2015 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2015 of $161,002,000, increasing $6,030,000, or 3.9% from the same period in 2014. This product has grown successfully since its introduction in the third quarter of 2009. The average yield paid on these accounts was 0.46% for both the third quarter of 2014 and 2015. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $5,441,000, or 10.4%, when comparing the third quarter 2015 average to the same 2014 quarter. The average yield paid was 0.12% for third quarter 2015, up two basis points from 0.10% paid for third quarter 2014.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total interest expense on time deposits decreased $45,000 to $681,000 for the third quarter of 2015. Average total time deposits decreased by $15,289,000 to $231,688,000 for the third quarter of 2015. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits remained unchanged at 1.17% when comparing the third quarter of 2014 to the same period in 2015.

Approximately $104,059,000, or 45.4%, of time deposits at September 30, 2015 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.99%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased $3,000 for the third quarter of 2015 to $28,000. When comparing these same periods average balances increased from $28,028,000 to $31,134,000 while the average rate paid increased one basis point to 0.37% when comparing the periods.

Nine Month Comparison

For the nine month period ended September 30, 2015 net interest income was $20,344,000, an increase of $869,000, or 4.5%, higher than the $19,475,000 reported for the first nine months of 2014. For the nine month period ending September 30, 2015 average earning assets increased $43,008,000, or 4.8%, to $942,665,000, with average loans increasing 10.0% and average investment securities decreasing 3.8%. Average total deposits increased $36,690,000, or 4.5%, to $852,704,000 for the nine-month period ended September 30, 2015 compared to the same period in 2014. The net interest margin on a tax-equivalent basis was 3.07% for the nine-month period ended September 30, 2015, a decrease of four basis points from the same period in 2014.

Total interest income on a tax-equivalent basis increased $718,000, or 3.0%, from $24,301,000 to $25,019,000, when comparing the nine-month periods ended September 30, 2014 and September 30, 2015 as the additional interest income generated from the growth in earning assets was partially offset by the impact of declining yields on those assets. Interest income increased $1,495,000 as a result of volume increases but declined $777,000 as a result of lower yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis: Loan demand was funded by growth in average deposits combined with a reduction of the investment securities portfolio.

The yield on earning assets decreased from 3.61% to 3.55% for the nine-month periods with the yield on loans decreasing from 4.50% to 4.37% comparing the same periods. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments, including trading securities, decreased eight basis points from 2.49% to 2.41% when comparing the nine-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total interest expense decreased $34,000 for the nine-month period ended September 30, 2015 compared with the same period in 2014, attributable in part to the absence of long-term debt in 2015, which was repaid in 2014. The average rate paid on interest bearing deposits decreased one basis point from 0.58% for the nine months ended September 30, 2014 to 0.57% for the same period in 2015.

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

Based on this analysis, QNB recorded no provision for loan losses in the third quarter and $60,000 year-to-date 2015, while no provision was recorded in the same periods in 2014. QNB's allowance for loan losses of $7,669,000 represents 1.32% of loans receivable at September 30, 2015 compared to an allowance for loan losses of $8,001,000, or 1.44% of loans receivable, at December 31, 2014, and $8,366,000, or 1.56% of loans receivable at September 30, 2014. The allowance for loan losses at September 30, 2015 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net recoveries were $14,000 for the third quarter of 2015, comprising net overdraft charge-offs totaling $6,000, offset by net recoveries on individual accounts. This compares with net loan charge-offs of $534,000 for the third quarter of 2014. For the nine month periods ended September 30, 2015 and 2014 net loan charge-offs were $392,000 and $559,000, respectively.

Non-performing assets of $11,360,000 at September 30, 2015 compares favorably with $18,152,000 as of December 31, 2014 and $17,962,000 as of September 30, 2014. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans were $8,760,000, or 1.50% of loans receivable at September 30, 2015, compared with $12,667,000, or 2.28% of loans receivable at December 31, 2014, and $12,454,000, or 2.32% of loans receivable at September 30, 2014. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2015, $6,037,000, or approximately 75% of the loans classified as non-accrual are current or past due less than 30 days. In addition to the decline in total non-performing loans when comparing the third quarter of 2015 with the same quarter of the prior year, loans classified as substandard or doubtful, which include non-performing loans, also improved. At September 30, 2015 commercial loans rated substandard or doubtful totaled $23,462,000, a reduction of $9,907,000, or 29.7%, from the $33,369,000 reported as of September 30, 2014, and a decrease of $10,892,000, or 31.7%, from the $34,354,000 reported at December 31, 2014.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB had $52,000 of loans past due 90 days or more and still accruing interest at September 30, 2015 consisting of indirect lease financing balances. At December 31, 2014 and September 30, 2014, there were no loans past due 90 days or more and still accruing. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.42% of loans receivable at September 30, 2015 compared with 1.21% at December 31, 2014 and 0.64% at September 30, 2014.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $626,000 at September 30, 2015, compared with $1,897,000 at December 31, 2014, and $1,895,000 at September 30, 2014. There was additional credit extended to two troubled debt restructures since September 2014; one residential borrower and one borrower rated substandard whose credit facility was renewed in 2015. QNB had no other real estate owned or repossessed assets as of September 30, 2015 compared with $3,046,000 at December 31, 2014 and September 30, 2014, respectively. Included in the December 31, and September 30, 2014 amount was one property with a fair value of $2,325,000, which was sold in January 2015. All OREO properties held at December 31, 2014 or aquired in 2015 have been sold at a cumulative net gain of $2,000 recognized in the quarter and a total net loss of $9,000 recognized on the sale of six properties for the nine months ended September 30, 2015. Non-accrual pooled trust preferred securities are carried at fair value of $2,600,000, $2,439,000, and $2,462,000 at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The change in the carrying value of these securities reflects an improvement in their fair value.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At September 30, 2015 and December 31, 2014, the recorded investment in loans for which impairment has been identified totaled $12,054,000 and $21,077,000 of which $10,284,000 and $19,019,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $1,770,000 and $2,058,000 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the related allowance for loan losses associated with these loans was $867,000 and $1,194,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2015	2014	2014
Non-accrual loans	$8,082	$10,770	$10,559
Loans past due 90 days or more and still accruing interest	52	-	-
Troubled debt restructured loans (not already included above)	626	1,897	1,895
Total non-performing loans	8,760	12,667	12,454
Other real estate owned and repossessed assets	-	3,046	3,046
Non-accrual investment securities	2,600	2,439	2,462
Total non-performing assets	$11,360	$18,152	$17,962

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$568,978	$523,825	$517,573
Total loans	582,255	555,282	536,682

Allowance for loan losses	7,669	8,001	8,366

Allowance for loan losses to:
Non-performing loans	87.54%	63.17%	67.18%
Total loans (excluding held-for-sale)	1.32%	1.44%	1.56%
Average total loans	1.35%	1.53%	1.62%

Non-performing loans / total loans (excluding held-for-sale)	1.50%	2.28%	2.32%
Non-performing assets / total assets	1.09%	1.86%	1.81%

An analysis of loan charge-offs for the three and nine months ended September 30, 2015 compared to 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net charge-offs (recoveries)	$(14)	$534	$392	$559

Net annualized charge-offs (recoveries) to:
Total loans	-0.01%	0.39%	0.09%	0.14%
Average total loans excluding held-for-sale	-0.01%	0.40%	0.09%	0.14%
Allowance for loan losses	-0.69%	25.34%	6.84%	8.94%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Net gain on investment securities	$83	$180	$(97)	-53.9%	$800	$1,087	$(287)	-26.4%
Net gain on trading activity	36	40	(4)	-10.0%	17	155	(138)	-89.0%
Fees for services to customers	434	432	2	0.5%	1,240	1,241	(1)	-0.1%
ATM and debit card	397	378	19	5.0%	1,153	1,113	40	3.6%
Retail brokerage and advisory income	180	138	42	30.4%	557	453	104	23.0%
Bank-owned life insurance	73	74	(1)	-1.4%	215	219	(4)	-1.8%
Merchant income	75	73	2	2.7%	226	229	(3)	-1.3%
Net gain on sale of loans	120	110	10	9.1%	302	171	131	76.6%
Other	95	92	3	3.3%	259	286	(27)	-9.4%
Total	$1,493	$1,517	$(24)	-1.6%	$4,769	$4,954	$(185)	-3.7%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2015 was $1,493,000, a decrease of $24,000, compared to $1,517,000 for the third quarter of 2014. Excluding net gains on investment securities, trading activities and sale of loans for both periods, total non-interest income was $1,254,000 and $1,187,000, an increase of $67,000, or 5.6%.

Decreases in net gains on investment securities and trading activity, which declined from $180,000 and $40,000, respectively, in the third quarter of 2014, to $83,000 and $36,000, respectively, in the same period in 2015, contributed $101,000 of the decrease in non-interest income. Gain on investments are primarily derived from sale of equities. Market conditions in the equities market for the quarter ended September 30, 2015 versus the same period in 2014 resulted in fewer opportunities for sales in 2015 compared to 2014. Trading revenue represents realized and unrealized gains and losses, net of expenses, on the municipal trading account portfolio, first established during the first quarter of 2014. This portfolio is marked to market with any change in fair value recorded as non-interest income. Interest earned on these securities during the holding period is included in net interest income. The decrease in trading investment portfolio is attributable to significantly decreased activity in the municipal bond markets for the third quarter of 2015 compared to the same period in 2014. The net gains on investment securities in both 2015 and 2014 were primarily gains on sale of equity securities. There were no OTTI charges in the third quarter of 2015 or 2014.

QNB originates residential mortgage loans for sale in the secondary market. Net gains on sale of loans increased from $110,000 during the third quarter of 2014 to $120,000 during the third quarter of 2015 due to increased residential mortgage activity and low interest rates. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $3,108,000 and $2,650,000 for the third quarters of 2015 and 2014, respectively.

Fees for services for customers, combined with ATM and debit card fees increased $21,000 for the third quarter of 2015, compared to the same period in 2014 due to increased debit card transactions. Retail brokerage and advisory income was $180,000 for the third quarter of 2015 compared to $138,000 for the third quarter of 2014. This represents an increase of $42,000, or 30.4%. QNB provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. Assets under management at September 30, 2015 were $63,326,000, increasing $18,366,000 from assets under management of $44,960,000 at September 30, 2014.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Nine-Month Comparison

Total non-interest income for the nine month periods ended September 30, 2015 and 2014 was $4,769,000 and $4,954,000, respectively, a decrease of $185,000, or 3.7%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $3,650,000 and $3,541,000, an increase of $109,000, or 3.1%.

Net investment securities gains decreased $287,000, or 26.4%, to $800,000 for the nine months ended September 30, 2015 compared to $1,087,000 for the comparable nine months in 2014. The gains in both periods were primarily on the sale of equity securities. There were no OTTI charges in the 2015 or 2014 periods.

Fees for services to customers decreased $1,000 in the first nine months of 2015 compared to 2014. Overdraft income net of waived charges, representing approximately 74% of total fees for services to customers during the nine months ended September 30, 2015, increased by $39,000. The increase in overdraft income reflects an increase in the volume of overdrafts as there has been no change to the fee charged to customers. This increase was offset by a $23,000 decline in internet banking fees, as the fees related to this transaction channel were reduced beginning in 2015. Service charges on business checking accounts declined $11,000 during the period, as increased balances covered transaction costs and reduced fee income. ATM and debit card income increased $40,000, or 3.6%, to $1,153,000 due to increased purchases by cardholders during the period.

Retail brokerage and advisory income was $557,000 for nine months of 2015 compared to $453,000 for nine months of 2014, an increase of $104,000, or 23.0%.

Net gains on the sale of loans increased $131,000, or 76.6%, when comparing the nine months ended September 30, 2015 to the same period in 2014. As noted for the quarter, the low interest rate environment and recovery of the local housing market over the past year significantly impacted residential mortgage loan activity. Proceeds from the sale of residential mortgages were $9,595,000 and $4,192,000 for the nine-month periods ended September 30, 2015 and 2014, respectively.

Other non-interest income decreased $27,000, or 9.4%, when comparing the nine-month periods ended September 30, 2015 and 2014, due to net losses on the sale of OREO and repossessed assets and a non-recurring sales tax refund received in 2014.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Salaries and employee benefits	$2,911	$2,963	$(52)	-1.8%	$8,960	$8,594	$366	4.3%
Net occupancy	427	421	6	1.4%	1,336	1,291	45	3.5%
Furniture and equipment	424	444	(20)	-4.5%	1,285	1,290	(5)	-0.4%
Marketing	174	201	(27)	-13.4%	596	641	(45)	-7.0%
Third-party services	389	454	(65)	-14.3%	1,235	1,266	(31)	-2.4%
Telephone, postage and supplies	182	187	(5)	-2.7%	551	544	7	1.3%
State taxes	173	152	21	13.8%	520	456	64	14.0%
FDIC insurance premiums	162	170	(8)	-4.7%	479	507	(28)	-5.5%
Other	731	486	245	50.4%	1,802	1,415	387	27.3%
Total	$5,573	$5,478	$95	1.7%	$16,764	$16,004	$760	4.7%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Quarter to Quarter Comparison

Total non-interest expense was $5,573,000 for the third quarter of 2015, an increase of $95,000, or 1.7%, compared to the third quarter of 2014.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the third quarter of 2015 were $2,911,000, a decrease of $52,000, or 1.8%, from the $2,963,000 reported in the third quarter of 2014. When comparing the two periods, the net decrease is attributed to a decrease in net benefits expense due primarily to insurance reimbursements for medical claims paid in prior periods. Partially offsetting this was increased salary expenses of $124,000.

Net occupancy costs increased $6,000, or 1.4%, primarily branch rent. Furniture and equipment expense declined by $20,000, or 4.5%, with declines in depreciation expense being somewhat offset by increases in software and equipment maintenance. Marketing expense decreased $27,000, or 13.4%, to $174,000 for the three month period ended September 30, 2015. The decrease was largely due to expenses in prior year related to public relations for the Company’s domain name change and rebranding that took place in the fourth quarter of 2014.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased $65,000, or 14.3%, to $389,000 for the three months ended September 30, 2015 when compared to the same period in 2014, attributable primarily to reduced third party IT services, consultant services, and other third party expenses, which decreased $19,000, $23,000 and $28,000, respectively.

FDIC insurance premium expense decreased $8,000, or 4.7%, to $162,000, when comparing the three months ended September 30, 2015 to the same period in 2014. The lower expense reflects a decrease in the rate charged.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $173,000 for the third quarter of 2015, an increase of $21,000 compared to the same period in 2014. The increase related to the change in the Bank’s equity capital.

Other non-interest expense increased $245,000, or 50.4%, to $731,000 for the third quarter of 2015. Contributing to the higher expenses was a $208,000 third party contract termination fee related to debit card platform upgrades anticipated to occur during 2016.

Nine-Month Comparison

Total non-interest expense was $16,764,000 for the nine-month period ended September 30, 2015, an increase of $760,000, or 4.7%, compared to the same period in 2014.

Salaries and benefits expense increased $366,000, or 4.3%, to $8,960,000 for the nine months ended September 30, 2015 compared to the same period in 2014. Salary expense and related taxes increased $587,000 during the period to $7,732,000. Included in this increase was an incentive compensation accrual for the period which increased by approximately $69,000 compared with the first nine months of 2014. The remainder of the increase is attributable to two additional full-time equivalent employees, higher commissions on retail brokerage income and normal merit increases. Benefits expense decreased $221,000, to $1,228,000, related to medical claims insurance reimbursements received in the third quarter 2015 compared with increased medical claims for third quarter 2014.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net occupancy costs increased $45,000, or 3.5%, primarily branch rent. Marketing expense declined $45,000, or 7.0%, to $596,000 for the nine months ended September 30, 2015 for the same reason noted for the quarter.

Third party services expense decreased $31,000, or 2.4%, to $1,235,000 for the nine months ended September 30, 2015 when compared to the same period in 2014. This included a decrease in expenses for consultant services, which, in 2014 were engaged to evaluate the executive management team.

State tax expense was $520,000 for the nine months ended September 30, 2015, an increase of $64,000 compared to the same period in 2014 due to the increase in the Bank’s equity capital for the period.

Other non-interest expense increased $387,000, or 27.3%, to $1,802,000 for the nine months ended September 30, 2015. Contributing to the higher expenses were a $208,000 third party contract termination fee noted previously for the quarter, $74,000 for additional collections expenses and tax payments for delinquent loans, $54,000 of third party processing costs for a product designed to enhance cash flow for business loan customers, $24,000 related to additional expenses for check card charge-offs, and $14,000 for a higher regulatory fee assessment.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2015, QNB’s net deferred tax asset was $2,677,000. The primary components of deferred taxes are deferred tax assets of $2,607,000 relating to the allowance for loan losses, $477,000 related to non-accrual interest income, $123,000 related to deferred fees and rent, $66,000 generated by OTTI charges on equity securities and $392,000 related to OTTI charges on trust preferred securities. These amounts are offset by a deferred tax liability of approximately $1,000,000 resulting from furniture and equipment depreciation, prepaid items, mortgage servicing rights and unrealized gains on available for sale securities. As of December 31, 2014, QNB’s net deferred tax asset was $2,925,000. The primary difference in the balance of net deferred tax assets when comparing September 30, 2015 to December 31, 2014 is the decrease in deferred tax asset related to the reduction in allowance for loan losses and deferred tax liability due to decreased unrealized gains on available for sale securities.

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

Applicable income tax expense was $715,000 for the three-month period ended September 30, 2015 compared to $580,000 for the three-month period ended September 30, 2014. The effective tax rate for third quarter of 2015 was 24.4% compared with 22.1% for the third quarter of 2014. For the nine-month periods ended September 30, 2015 and 2014 applicable income taxes and the effective tax rates were $1,999,000, or 24.1%, and $1,913,000, or 22.7%, respectively. The higher effective tax rates in 2015 are due to the decreased proportion of tax-free income to total income, primarily municipal securities interest income, and state income tax.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. While the economy continues to improve and strong loan demand continued from the latter half of 2014 into the first three quarters of 2015, the low level of interest rates and the increasing competition for quality loans is anticipated to continue through 2015. It is also anticipated that the rate competition for attracting and retaining deposits may increase in 2016 as short-term interest rates may to begin to increase which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at September 30, 2015 were $1,039,317,000 compared with $977,135,000 at December 31, 2014. Cash and cash equivalents increased $51,459,000 to $69,704,000 at September 30, 2015. Proceeds from the decline in total investment securities of $13,232,000 were used in part to fund the growth in loans receivable, which totaled $26,973,000 when compared to December 31, 2014. Loans receivable were $582,255,000 at September 30, 2015. Demand for loans by both businesses and consumers was strong during the first nine months of 2015.

Average total commercial loans increased $42,940,000 when comparing the first nine months of 2015 to the first nine months of 2014. Commercial and industrial loans increased $11,520,000, or 10.2%, to $124,211,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate increased $28,963,000, or 11.1%, when comparing the average balances for the nine month periods while average tax-exempt loans to state and municipal organizations increased $1,573,000, or 3.6%, over the same time period.

Average residential real estate loans and home equity loans increased $8,239,000, or 9.3%, when comparing the first nine months of 2015 to the same period in 2014. The Bank had several successful loan promotions over the past year and has received a strong response to the product offerings.

Total investment securities, including trading securities, available-for-sale securities and held-to-maturity securities were $366,340,000 at September 30, 2015 and $379,572,000 at December 31, 2014. Despite the overall decline in investment security balances since year end, the composition of the portfolio is little changed since December 31, 2014. The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

QNB owns CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of one that now represents the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds six of these securities with an amortized cost of $3,409,000 and a fair value of $2,600,000 at September 30, 2015. The company received principal and interest payments totaling $110,000 on three of these securities during the third quarter, which was recorded as a reduction to the amortized cost. There was no credit-related other-than-temporary impairment charge in the nine months ended September 30, 2015 or 2014. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total deposits increased $57,082,000, or 6.7%, to $908,674,000 at September 30, 2015 compared to the December 31, 2014 balances. Interest bearing demand balances increased $37,586,000 to $289,572,000 at September 30, 2015. This increase is primarily attributable to municipal deposits which increased $32,946,000. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Non-interest bearing demand deposits increased $11,172,000, or 12.9%, when comparing September 30, 2015 to year-end 2014. The majority of this increase is from business deposits. Money market and savings balances increased $13,484,000 and $8,993,000, respectively, to $71,683,000 and $220,233,000, respectively. Time deposits decreased $14,153,000, declining from $243,247,000 at December 31, 2014 to $229,094,000 at September 30, 2015, as customers continue to look for liquidity in anticipation of rising interest rates. It is anticipated that total deposits will decline during the fourth quarter as tax money is received by the local school districts are expected to flow out over the next year as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings decreased $2,601,000 from $35,189,000 at December 31, 2014 to $32,588,000 at September 30, 2015. These balances are commercial sweep accounts which are also volatile based on businesses' receipt and disbursement of funds.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2015, the Bank had a maximum borrowing capacity with the FHLB of approximately $250,554,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at September 30, 2015. In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $46,000,000. At September 30, 2015, there were no outstanding borrowings under these lines. During the first five months of 2015, QNB borrowed from the FHLB to fund short-term liquidity needs to fund loan growth. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds have increased $38,166,000, or 9.6%, since December 31, 2014. Total cash and cash equivalents, trading and available-for-sale investment securities and loans held-for-sale totaled $436,217,000 and $398,051,000 at September 30, 2015 and December 31, 2014, respectively, primarily due to the seasonal inflow of public funds deposits and other deposit growth, net of principal and interest payments of mortgage-backed securities available for sale. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds and agency securities are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event interest rates rise, the cash flow available from the investment portfolio could decrease.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Approximately $238,281,000 and $206,774,000 of available-for-sale securities at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the amount of pledged securities corresponds with the increase in municipal deposits from December 31, 2014 to September 30, 2015.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2015 was $90,996,000, or 8.76% of total assets, compared to shareholders' equity of $86,354,000, or 8.84% of total assets, at December 31, 2014. Shareholders’ equity at September 30, 2015 and December 31, 2014 included a positive adjustment of $1,260,000 and $907,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.64% and 8.75% at September 30, 2015 and December 31, 2014, respectively.

Average shareholders' equity and average total assets were $87,941,000 and $975,955,000 for the first nine months of 2015, an increase of 6.4% and 3.0%, respectively, from the averages for the year ended December 31, 2014. The ratio of average total equity to average total assets was 9.01% for the nine months of 2015 compared to 8.72% for all of 2014.

Retained earnings at September 30, 2015 were impacted by nine months of net income of $6,290,000 partially offset by cash dividends declared and paid of $2,901,000 for the same period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $667,000 and $552,000 to capital during the first nine months of 2015 and 2014, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2015, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, the capital levels for QNB and the Bank remained characterized as “well-capitalized” under the new rules.

The following table sets forth consolidated information for QNB Corp.

	September 30,	December 31,
Capital Analysis	2015	2014
Regulatory Capital
Shareholders' equity	$90,996	$86,354
Net unrealized securities gains, net of tax	(1,260)	(907)
Net unrealized losses on available-for-sale equity securities, net of tax	(298)	-
Disallowed intangible assets	(3)	(8)
Common equity tier I capital	89,435	N/A

Tier I capital	89,435	85,439
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,728	8,060
Unrealized gains on equity securities, net of tax	-	428
Total regulatory capital	$97,163	$93,927
Risk-weighted assets	$747,060	$667,818
Quarterly average assets for leverage capital purposes	$995,279	$987,527

	September 30,	December 31,
Capital Ratios	2015	2014
Common equity tier I capital / risk-weighted assets	11.97%	N/A
Tier I capital / risk-weighted assets	11.97%	12.79%
Total regulatory capital / risk-weighted assets	13.01%	14.06%
Tier I capital / average assets (leverage ratio)	8.99%	8.65%

Under the requirements, at September 30, 2015 and December 31, 2014, QNB has a tier 1 capital ratio of 11.97% and 12.79%, a total regulatory capital ratio of 13.01% and 14.06%, and a leverage ratio of 8.99% and 8.65%, respectively. The leverage ratio improved from December 31, 2014 due to the proportion increase of tier I capital compared to the increase in quarterly average assets when compared to the fourth quarter of 2014. The decline in the tier 1 and total regulatory capital to risk-weighted asset ratios is a result of the adoption of the asset risk-weighting requirements of Basel III. Despite the implementation of this new standard and the decline in these ratios from December 31, 2014, the Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2015.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2015 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2015 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

                                         Estimated Change in Net Interest Income

Changes in Interest rates	September 30,
(in basis points)	2015	2014
+300	-10.71%	-14.63%
+200	-7.14%	-9.60%
+100	-3.68%	-5.11%
-100	*NA	*N/A

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

QNB is not subject to foreign currency exchange or commodity price risk. At September 30, 2015 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

SEPTEMBER 30, 2015

Item 1.	Legal Proceedings
No material proceedings.

Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
QNB did not repurchase any shares of its common stock during the quarter ended September 30, 2015. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2015 through July 31, 2015	-	-	-	42,117
August 1, 2015 through August 31, 2015	-	-	-	42,117
September 1, 2015 through September 30, 2015	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

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

QNB Corp.

Date: November 6, 2015	By:	/s/ David W. Freeman
David W. Freeman Chief Executive Officer

Date: November 6, 2015	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer