Form 10-K
period 2015-12-31
QNB CORP
filed 2016-03-14
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________ .

Commission file number 0-17706

QNB Corp.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $0.625 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ____ No    ✓

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ____ No     ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓   No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✓   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [✓]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____ Accelerated filer     ✓       Non-accelerated filer ____     Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No     ✓

As of March 2, 2016, 3,373,066 shares of common stock of the registrant were outstanding. As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $88,937,938 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 24, 2016 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania operated eleven full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2015.

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

At December 31, 2015, QNB had total assets of $1,020,936,000, total loans of $615,270,000, total deposits of $889,786,000 and total shareholders’ equity of $90,443,000. For the year ended December 31, 2015, QNB reported net income of $8,233,000 compared to net income for the year ended December 31, 2014 of $8,998,000 and December 31, 2013 of $8,392,000.

At February 26, 2016, the Bank had 166 full-time employees and 20 part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $14,998,000 available for payment of dividends to the Company at December 31, 2015.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2015, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 11.60% and 12.58%, and 11.60%, respectively.

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

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2015, QNB’s leverage ratio was 8.87%.

Pursuant to the prompt corrective action provisions of the FDIA, the Federal banking agencies have specified, by regulation, the levels at which an insured institution is considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized. Under these regulations, an institution is considered well capitalized if it satisfies each of the following requirements:

•	Total risk-based capital ratio of 10% or more,
•	Tier 1 risk-based capital ratio of 8% or more,
•	Common equity tier 1 risk-based capital ratio of 6.5% or more,
•	Leverage ratio of 5% or more, and
•	Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2015, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

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

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011, but did not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the Insurance Fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended. For the years ended December 31, 2015, 2014 and 2013, the Bank recorded $579,000, $620,000 and $651,000, respectively, in FDIC deposit insurance premium expense.

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2015, 2014 and 2013 recorded by QNB was $52,000 $66,000 and $54,000, respectively. These assessments will continue until the Financing Corporation bonds mature from 2017 through 2019.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2015, the Bank had no overnight FHLB advances outstanding.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2015, the Bank had $496,000 in stock of the FHLB.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the Federal preemption rules that had been applicable for national banks and Federal savings associations, and gave state attorneys general the ability to enforce Federal consumer protection laws.

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

Many of the provisions of Dodd-Frank do not apply to the Bank, as it does not engage in many of the specific activities sought to be regulated by Dodd-Frank. Many of the provisions, however, such as the increased capital requirements that began in 2015 and the changes to FDIC insurance premiums already implemented, affected all banking entities. In addition, the financial crisis of 2008 and the enactment of the Dodd-Frank Act in response to that crisis has resulted in an era of increased regulatory oversight over all financial entities. The ultimate changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Possible Future Legislation

Congress is often considering some financial industry legislation, and the Federal banking agencies routinely propose new regulations. The Company cannot predict the future effect any new legislation, or new rules adopted by Federal or state banking agencies, will have on the business of the Company and its subsidiaries. Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, the Company expects that there will be significant legislation and regulatory actions that may materially affect the banking industry for the foreseeable future.

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

The financial services industry is highly competitive, with competition for attracting and retaining deposits and making loans coming from other banks and savings institutions, credit unions, mutual fund companies, insurance companies and other non-bank businesses. Many of QNB’s competitors are much larger in terms of total assets and market capitalization, have a higher lending limit, have greater access to capital and funding, and offer a broader array of financial products and services. In light of this, QNB’s ability to continue to compete effectively is dependent upon its ability to maintain and build relationships by delivering top quality service.

At December 31, 2015, our lending limit per borrower was approximately $13,664,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

5) Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

QNB purchases U.S. Government and U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities, obligations of states and municipalities, corporate debt securities and equity securities. QNB is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of such issuer’s securities. QNB periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the credit related portion of the impairment.

The Bank holds six pooled trust preferred securities with an amortized cost of $3,291,000 and a fair value as of December 31, 2015 of $2,653,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (“OTTI”), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments, a credit related portion and a non-credit related portion of OTTI are determined. All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. During 2015, 2014 and 2013, there were no charges representing the recognition of credit impairments on our investment in pooled trust preferred collateralized debt obligations.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of prolonged declines in some equity securities’ fair values, $55,000 of other-than-temporary impairment charges were taken in 2015 and $43,000 in 2013. There was no OTTI in the equity securities portfolio in 2014. QNB had nineteen equity securities with unrealized losses of $770,000 at December 31, 2015. The severity and duration of the impairment is consistent with current stock market developments. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At December 31, 2015, the Bank had $496,000 in capital stock of the FHLB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

6) Our assets at December 31, 2015 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2015, QNB had a net deferred tax asset of $3,673,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings resulting and a reduction to regulatory capital for the amount included in any such allowance.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that resulted in higher regulatory capital requirements and, over time, could result in higher loan loss provisions for the Bank, and may increase interest expense due to the ability to pay interest on all demand deposits.

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

In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions, particularly those over $10 billion. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay higher FDIC premiums. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 656 shareholders of record as of March 2, 2016.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2015 and 2014. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High		Low		Cash dividend
	Bid	Ask	Bid	Ask	per share
2015
First Quarter	$29.25	$30.13	$28.05	$28.35	$0.29
Second Quarter	30.05	40.00	28.80	28.90	0.29
Third Quarter	30.11	34.00	29.12	29.25	0.29
Fourth Quarter	30.60	33.00	29.27	29.35	0.29
2014
First Quarter	$26.01	$27.00	$25.15	$25.35	$0.28
Second Quarter	26.30	26.68	25.91	26.06	0.28
Third Quarter	27.00	28.44	26.09	26.50	0.28
Fourth Quarter	28.40	30.00	26.71	27.00	0.28

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1, 2015 through October 31, 2015	-	N/A	-	42,117
November 1, 2015 through November 30, 2015	-	N/A	-	42,117
December 1, 2015 through December 31, 2015	-	N/A	-	42,117
(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
•

the yearly cumulative total shareholder return on the SNL $500M to $1B Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with assets between $500 million and $1 billion;

•

the yearly cumulative total shareholder return on the SNL Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico;

•

the yearly cumulative total shareholder return on the SNL Bank Pink Index >$500M, a group of publicly traded banking companies with assets greater than $500 million trading on over-the-counter bulletin board;

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
QNB Corp.	100.00	116.50	127.92	144.21	169.37	194.54
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $500M-$1B	100.00	87.98	112.79	146.26	160.46	181.11
SNL Mid-Atlantic Bank	100.00	75.13	100.64	135.65	147.79	153.33
SNL Bank Pink > $500M	100.00	98.32	108.42	131.77	154.48	171.37

Source : SNL Financial LC, Charlottesville, VA

© 2016

www.snl.com

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2015	2014	2013	2012	2011
Income and expense
Interest income	$31,875	$30,670	$30,584	$33,348	$36,217
Interest expense	4,506	4,544	5,033	6,448	8,091
Net interest income	27,369	26,126	25,551	26,900	28,126
Provision for loan losses	200	400	400	900	2,700
Non-interest income	6,032	7,542	5,813	5,409	4,226
Non-interest expense	22,398	21,626	20,226	19,625	18,296
Income before income taxes	10,803	11,642	10,738	11,784	11,356
Provision for income taxes	2,570	2,644	2,346	2,609	2,476
Net income	$8,233	$8,998	$8,392	$9,175	$8,880

Share and Per Share Data
Net income - basic	$2.47	$2.73	$2.58	$2.87	$2.82
Net income - diluted	2.46	2.72	2.57	2.86	2.81
Book value	26.92	26.04	23.12	24.05	22.32
Cash dividends	1.16	1.12	1.08	1.04	1.00
Average common shares outstanding - basic	3,337,505	3,291,939	3,248,397	3,197,204	3,149,752
Average common shares outstanding - diluted	3,350,539	3,302,574	3,260,075	3,209,857	3,163,748

Balance Sheet at Year-end
Investment securities
Trading	$4,189	$4,207	-	-	-
Available-for-sale	361,915	375,219	$388,670	$401,502	$348,091
Held-to-maturity	147	146	146	146	1,327
Restricted investment in bank stocks	508	647	1,764	2,244	1,775
Loans held-for-sale	987	380	-	1,616	935
Loans receivable	615,270	555,282	501,716	477,733	489,936
Allowance for loan losses	(7,554)	(8,001)	(8,925)	(9,772)	(9,241)
Other earning assets	7,832	7,143	3,569	594	819
Total assets	1,020,936	977,135	932,883	919,874	868,804
Deposits	889,786	851,592	814,532	801,638	750,712
Borrowed funds	37,163	35,189	40,156	37,775	44,320
Shareholders' equity	90,443	86,354	75,625	77,623	70,841

Selected Financial Ratios
Net interest margin	3.05%	3.07%	3.09%	3.36%	3.72%
Net income as a percentage of:
Average total assets	0.83	0.95	0.91	1.03	1.06
Average shareholders' equity	9.29	10.89	10.95	13.07	13.99
Average shareholders' equity to average total assets	8.97	8.72	8.30	7.86	7.55
Dividend payout ratio	47.03	40.99	41.81	36.25	35.48

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

Net income for the year ended December 31, 2015 was $8,233,000, or $2.46 per share on a diluted basis. This compares to 2014 net income of $8,998,000, or $2.72 per share on a diluted basis and 2013 net income of $8,392,000, or $2.57 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.83%, 0.95% and 0.91% in 2015, 2014, and 2013, respectively, and return on average shareholders’ equity was 9.29%, 10.89% and 10.95%, respectively, during those same periods.

2015 versus 2014

The results for 2015 include the following significant components:

•	Net interest income increased $1,243,000, or 4.8%, to $27,369,000 for 2015.
•	The net interest margin on a tax-equivalent basis decreased two basis points to 3.05% for 2015 from 3.07% for 2014.
•	QNB recorded a provision for loan losses of $200,000 for 2015, compared with $400,000 for 2014.
•	Non-interest income for 2015 was $6,032,000, a decrease of $1,510,000, or 20.0%, compared to 2014. Non-interest expense for 2015 was $22,398,000, an increase of $772,000, or 3.6%, compared to 2014.
•	Loans receivable grew $59,988,000, or 10.8%, from December 31, 2014. Deposits increased $38,194,000, or 4.5%, from December 31, 2014.
•

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $10,719,000, or 1.74% of total loans at December 31, 2015, compared to $12,667,000, or 2.28% of total loans at December 31, 2014. Loans on non-accrual status were $9,420,000 at December 31, 2015 compared with $10,770,000 at December 31, 2014. Net charge-offs for 2015 were $647,000, or 0.11% of average total loans, as compared with $1,324,000, or 0.25% of average total loans for 2014.

2014 versus 2013

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
•

Asset quality has improved over the prior year. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $12,667,000, or 2.28% of total loans at December 31, 2014, compared to $15,413,000, or 3.07% of total loans at December 31, 2013. Loans on non-accrual status were $10,770,000 at December 31, 2014 compared with $13,453,000 at December 31, 2013. Net charge-offs for 2014 were $1,324,000, or 0.25% of average total loans, as compared with $1,247,000, or 0.26% of average total loans for 2013.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2015, 2014 and 2013.

Year ended December 31,	2015	2014	2013
Total interest income	$31,875	$30,670	$30,584
Total interest expense	4,506	4,544	5,033
Net interest income	27,369	26,126	25,551
Tax-equivalent adjustment	1,785	1,903	1,963
Net interest income (tax-equivalent basis)	$29,154	$28,029	$27,514

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

2015 versus 2014

Net interest income increased $1,243,000, or 4.8%, to $27,369,000 for 2015. On a tax-equivalent basis, net interest income for 2015 increased $1,125,000, or 4.0%, to $29,154,000. The net interest margin for 2015 was 3.05% compared to 3.07% for 2014. The net interest margin was negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment. The average rate earned on earning assets declined four basis points from 3.57% for 2014 to 3.53% for 2015 with the yield on loans declining by eleven basis points while the yield on investment securities decreased five basis points. In comparison, the interest rate paid on total average interest-bearing liabilities declined by two basis points from 0.58% for 2014 to 0.56% for 2015 with the average rate paid on interest-bearing deposits declining from 0.58% to 0.57% over the same time period.

Net interest income and net interest margin continue to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment that banks have been operating in since 2008, the beginning of the financial crisis. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets, resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower, resulting in a decline in the net interest margin. The competitive local interest rate market for quality loans has also negatively impacted net interest income and net interest margin. Partially offsetting the impact of declining yields on earning assets was growth in earning assets, primarily loans. Average earning assets increased by $41,755,000, or 4.6%, to $954,581,000 for 2015, with average loans increasing $50,212,000, or 9.6%, to $574,339,000, while average investment securities decreased $12,295,000, or 3.3%, to $354,973,000. However, with the growth in earning assets occurring primarily in the loan portfolio, the mix of earning assets changed, which also contributed to relative stability of the net interest margin, as investment securities generally earn a lower yield than loans. The growth in loans was also funded by a $34,717,000, or 4.2%, increase in average total deposits to $863,801,000.

2014 versus 2013

Net interest income increased $575,000, or 2.3%, to $26,126,000 for 2014. On a tax-equivalent basis, net interest income for 2014 increased $515,000, or 1.9%, to $28,029,000. The net interest margin for 2014 was 3.07% compared to 3.09% for 2013. The net interest margin was negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment. The average rate earned on earning assets declined nine basis points from 3.66% for 2013 to 3.57% for 2014, with the yield on loans declining by 26 basis points while the yield on investment securities increased one basis point. In comparison, the interest rate paid on total average interest-bearing liabilities declined by seven basis points from 0.65% for 2013 to 0.58% for 2014, with the average rate paid on interest-bearing deposits declining six basis points from 0.64% to 0.58% over the same time period.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2015			2014			2013
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Trading securities	$4,054	6.09%	$247	$4,064	5.87%	$239	-	-	-
Investment securities (AFS & HTM):
U.S. Government agencies	52,572	1.62	850	60,080	1.52	915	$82,378	1.28%	$1,057
State and municipal	73,482	4.14	3,043	77,153	4.36	3,367	86,920	4.68	4,064
Mortgage-backed and CMOs	207,549	1.97	4,098	210,336	2.03	4,276	213,303	2.05	4,370
Pooled trust preferred	3,484	0.33	11	3,519	0.17	6	3,519	0.18	6
Corporate debt	6,542	1.24	81	6,008	1.12	67	4,221	1.86	79
Equities	7,290	3.35	244	6,108	3.17	193	4,082	3.28	134
Total investment securities	350,919	2.37	8,327	363,204	2.43	8,824	394,423	2.46	9,710
Loans:
Commercial real estate	296,272	4.51	13,364	265,512	4.55	12,084	251,037	4.86	12,198
Residential real estate	39,575	4.09	1,618	34,123	4.21	1,436	28,696	4.48	1,285
Home equity loans	59,079	3.59	2,120	56,249	3.78	2,125	52,418	4.06	2,131
Commercial and industrial	122,294	4.14	5,061	113,155	4.35	4,921	105,470	4.26	4,493
Indirect lease financing	9,136	8.95	818	7,779	9.95	774	9,261	9.90	916
Consumer loans	4,034	5.37	216	3,749	5.60	210	2,372	6.43	152
Tax-exempt loans	43,949	4.00	1,758	43,560	4.21	1,834	33,668	4.80	1,615
Total loans, net of unearned income*	574,339	4.35	24,955	524,127	4.46	23,384	482,922	4.72	22,790
Other earning assets	25,269	0.52	131	21,431	0.59	126	12,937	0.37	47
Total earning assets	954,581	3.53	33,660	912,826	3.57	32,573	890,282	3.66	32,547
Cash and due from banks	12,063			11,621			11,473
Allowance for loan losses	(7,860)			(8,672)			(9,308)
Other assets	29,110			32,089			30,741
Total assets	$987,894			$947,864			$923,188

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$134,342	0.21%	$289	$118,631	0.23%	$274	$109,383	0.24%	$260
Municipals	115,975	0.34	389	120,540	0.33	399	104,314	0.37	389
Money market	65,413	0.24	158	58,333	0.22	126	65,744	0.20	133
Savings	217,561	0.37	806	208,629	0.37	770	202,053	0.41	820
Time	141,869	1.09	1,548	151,002	1.08	1,636	162,837	1.16	1,882
Time of $100,000 or more	92,495	1.30	1,199	91,522	1.26	1,155	91,124	1.31	1,189
Total interest-bearing deposits	767,655	0.57	4,389	748,657	0.58	4,360	735,455	0.64	4,673
Short-term borrowings	31,911	0.37	117	31,616	0.36	114	29,743	0.37	111
Long-term debt	-	-	-	1,452	4.76	70	5,174	4.75	249
Total interest-bearing liabilities	799,566	0.56	4,506	781,725	0.58	4,544	770,372	0.65	5,033
Non-interest-bearing deposits	96,146			80,427			73,384
Other liabilities	3,540			3,089			2,769
Shareholders' equity	88,642			82,623			76,663
Total liabilities and shareholders' equity	$987,894			$947,864			$923,188
Net interest rate spread		2.97%			2.99%			3.01%
Margin/net interest income		3.05%	$29,154		3.07%	$28,029		3.09%	$27,514

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2015 vs. 2014			2014 vs. 2013
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Trading securities	$(1)	$9	$8	$239	-	$239
Investment securities (AFS & HTM):
U.S. Government agencies	(115)	50	(65)	(286)	$144	(142)
State and municipal	(160)	(164)	(324)	(457)	(240)	(697)
Mortgage-backed and CMOs	(56)	(122)	(178)	(60)	(34)	(94)
Pooled trust preferred	-	5	5	-	-	-
Corporate debt	6	8	14	33	(45)	(12)
Equities	38	13	51	66	(7)	59
Total investment securities (AFS & HTM)	(287)	(210)	(497)	(704)	(182)	(886)
Loans:
Commercial real estate	1,400	(120)	1,280	703	(817)	(114)
Residential real estate	230	(48)	182	242	(91)	151
Home equity loans	107	(112)	(5)	155	(161)	(6)
Commercial and industrial	398	(258)	140	327	101	428
Indirect lease financing	135	(91)	44	(146)	4	(142)
Consumer loans	15	(9)	6	89	(31)	58
Tax-exempt loans	17	(93)	(76)	475	(256)	219
Total loans	2,302	(731)	1,571	1,845	(1,251)	594
Other earning assets	22	(17)	5	32	47	79
Total interest income	2,036	(949)	1,087	1,412	(1,386)	26
Interest expense:
Interest-bearing demand	37	(22)	15	22	(8)	14
Municipals	(15)	5	(10)	61	(51)	10
Money market	15	17	32	(15)	8	(7)
Savings	33	3	36	26	(76)	(50)
Time	(99)	11	(88)	(136)	(110)	(246)
Time of $100,000 or more	12	32	44	6	(40)	(34)
Total interest-bearing deposits	(17)	46	29	(36)	(277)	(313)
Short-term borrowings	1	2	3	6	(3)	3
Long-term debt	(70)	-	(70)	(179)	-	(179)
Total interest expense	(86)	48	(38)	(209)	(280)	(489)
Net interest income	$2,122	$(997)	$1,125	$1,621	$(1,106)	$515

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,087,000 to $33,660,000 for 2015, while total interest expense decreased $38,000 to $4,506,000. Volume growth in earning assets contributed an additional $2,036,000 of interest income which was offset in part by a decline in interest income of $949,000 resulting from lower interest rates. With regard to interest expense, funding costs increased with rate-related interest expense increasing $48,000, while volume-related interest expense declined $86,000. The maturity and payoff of long-term debt in April 2014 contributed to a decline in interest expense of $70,000 when comparing the two years.

Investments

2015 versus 2014

Interest income on trading, available-for-sale, and held-to-maturity investment securities decreased $489,000 when comparing the two years. The $12,295,000 decrease in average balances contributed to $288,000 of the decrease, while falling rates contributed the remaining $201,000 decline. The average yield on the investment portfolio decreased five basis points from 2.47% for 2014 to 2.42% for 2015. The decrease in the investment portfolio is due to lower yielding investment opportunities in 2015 compared to previous periods, as well as higher demand for loans.

Income on U.S. Government agency securities decreased $65,000, due to a decline in average balances totaling $7,508,000. The yield on the portfolio increased by ten basis points from 1.52% for 2014 to 1.62% for 2015, as investments in this sector had slightly better yields than previously available. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment.

Interest income on tax-exempt municipal securities decreased $324,000. Average balances, which declined $3,671,000, or 4.8%, contributed $160,000 to the decrease in interest income and the 22 basis point decline in yield from 4.36% in 2014 to 4.14% in 2015 contributed the remaining $164,000 reduction in interest income. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment QNB has shortened the maturity range to between 5-7 years with call dates between 2-4 years. The yield on this portfolio is expected to continue to decline as there are $13,860,000 in municipal bonds with a tax-equivalent yield of 4.54% that are expected to be called or mature in 2016. The current yield on replacement bonds is well below this threshold.

All of the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (GSEs) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs decreased $178,000 with a small decrease in average balances as well as lower rates contributing to the decline. Average balances decreased $2,787,000 to $207,549,000 when comparing the two years, resulting in a $56,000 decline in interest income. The yield on the mortgage-backed and CMO portfolio decreased six basis points from 2.03% for 2014 to 1.97% for 2015, resulting in a $122,000 reduction in interest income. With the historically low interest rate environment, mortgage refinancing activity over the past several years was significant, resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

2014 versus 2013

Interest income on trading, available-for-sale, and held-to-maturity investment securities decreased $647,000 when comparing the two years. The $27,155,000 decrease in average balances contributed to $465,000 of the decrease, while falling rates contributed the remaining $182,000 decline. The average yield on the investment portfolio increased one basis point from 2.46% for 2013 to 2.47% for 2014. This is due in part to the establishment of the trading account consisting of municipal securities with an average balance of $4,064,000 in 2014 and an average rate of return of 5.87%. The decrease in the investment portfolio is due to lower yielding investment opportunities in 2014 compared to previous periods, as well as higher demand for loans.

Income on U.S. Government agency securities decreased $142,000, even as the yield on the portfolio increased by 24 basis points from 1.28% for 2013 to 1.52% for 2014, as investments in this sector had slightly better yields than previously available.

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

Loans

2015 versus 2014

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,280,000. The increase in average balances of $30,760,000 or 11.6%, contributed an increase in interest income of $1,400,000. This was offset in part by a four basis point decline in yield, from 4.55% in 2014 to 4.51% in 2015, which resulted in a decrease of interest income of $120,000.

Income on commercial and industrial loans, the second largest category, increased $140,000 with the positive impact from growth in balances offset in part by a decrease in yield. Average commercial and industrial loans increased $9,139,000, or 8.1%, to $122,294,000 for 2015, providing an additional $398,000 in interest income. Average yield on these loans decreased 21 basis points to 4.14% resulting in a decrease in interest income of $258,000.

Tax-exempt loan income decreased $76,000 from 2014. When comparing the same periods, average balances increased $389,000 to $43,949,000, which contributed a $17,000 increase in interest income. With the decline in market interest rates QNB has renegotiated and rebid on many loans to municipalities over the past several years. As a result, the average yield on the tax-exempt loan portfolio has declined from 4.21% for 2014 to 4.00% for 2015, resulting in decreased interest income of $93,000.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics, but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. As a result of these higher returns the market for these types of loans has become competitive both in terms of rate and quality available. Lease financing income was $818,000 for 2015, an increase of $44,000 when compared to the $774,000 reported for 2014. Average balances increased by $1,357,000 or 17.4%, resulting in an increase in income of $135,000 when comparing the two years. The yield on the portfolio decreased 100 basis points to 8.95% in 2015, offsetting the volume-related increase in income by $91,000.

QNB strives to become the “local consumer lender of choice”, and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Overall, interest income for retail lending increased $183,000 in 2015 compared to 2014, driven by the increase in average balances.

Income on home equity loans declined by $5,000 when comparing 2015 and 2014. During 2015 QNB offered attractive rates on both variable rate and fixed rate home equity loans, which contributed to an increase in average balances totaling $2,830,000, or 5.0%, to $59,079,000 when comparing 2015 and 2014. The yield on the home equity portfolio decreased 19 basis points to 3.59% when comparing the two years. The demand for home equity loans has improved along with the recovery in home values. We expect that the demand for home equity loans will continue.

Given the low yields on alternative investment securities, QNB retained certain hybrid adjustable rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,452,000, or 16.0%, to $39,575,000 for 2015. The average yield on the residential real estate portfolio decreased by twelve basis points to 4.09% for 2015. Overall, interest income for this segment grew $182,000 in 2015.

Interest income on consumer loans increased $6,000. As with all other categories of retail loans, consumer loans at QNB experienced growth in average balances in 2015, with balances in this segment increasing $285,000. This growth in volume contributed $15,000 to the increase in income, while decline in yield from 5.60% in 2014 to 5.37% offset the volume increase by $9,000.

2014 versus 2013

Income on commercial real estate loans decreased $114,000. The increase in average balances of $14,475,000 or 5.8%, contributed an increase in interest income of $703,000. This was offset by a 31 basis point decline in yield, from 4.86% in 2013 to 4.55% in 2014, which resulted in a decrease of interest income of $817,000.

Income on commercial and industrial loans increased $428,000 with the positive impact resulting from both growth in balances as well as improved yield. Average commercial and industrial loans increased $7,685,000, or 7.3%, to $113,155,000 for 2014, providing an additional $327,000 in interest income. Average yield on these loans increased nine basis points to 4.35%, resulting in an increase in interest income of $101,000.

Tax-exempt loan income was $1,834,000 for 2014, an increase of $219,000 from 2013. When comparing the same periods, average balances increased 29.4% to $43,560,000, which contributed a $475,000 increase in interest income. The average yield on the tax-exempt loan portfolio declined from 4.80% for 2013 to 4.21% for 2014, resulting in decreased interest income of $256,000.The increase in volume related interest income of $475,000 partially offset the yield decrease when comparing the two years.

Indirect lease financing income was $774,000 for 2014, a decrease of $142,000 when compared to the $916,000 reported for 2013. Average balances declined by $1,482,000 or 16.0%, resulting in a reduction in income of $146,000 when comparing the two years. The yield on the portfolio improved slightly to 9.95% in 2014, compared to 9.90% for 2013, slightly offsetting the volume-related decline in income by $4,000. Early payoff on leases often results in the recognition of additional income.

Interest income for retail lending increased $203,000 in 2014 compared to 2013, driven by the increase in average balances. Income on home equity loans declined by $6,000 when comparing 2014 and 2013. Home equity loan average balances increased $3,831,000, or 7.3%, to $56,249,000 when comparing 2014 and 2013. The yield on the home equity portfolio, however, decreased 28 basis points to 3.78% when comparing the two years.

Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,427,000, or 18.9%, to $34,123,000 for 2014. The average yield on the residential real estate portfolio decreased by 27 basis points to 4.21% for 2014. Overall, interest income for this segment grew $151,000 in 2014.

Interest income on consumer loans increased $58,000. Balances in this segment increased $1,377,000, or 58.1%. This growth in volume contributed $89,000 to the increase in income, while a decline in yield from 6.43% in 2013 to 5.60% offset the volume increase by $31,000. In 2014, QNB marketed auto loans, offering a competitive rate, driving loan demand.

Deposits and Borrowings

2015 versus 2014

Earning assets are funded primarily by deposits, which increased on average by $34,717,000, or 4.2%, to $863,801,000, when comparing 2015 and 2014. Total interest expense for 2015 was $4,506,000 compared to $4,544,000 for 2014, a decline of $38,000. Interest expense on total deposits increased $29,000 and interest expense on borrowed funds decreased $67,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased two basis points from 0.58% for 2014 to 0.56% for 2015. During this same period, the rate paid on interest-bearing deposits decreased one basis point from 0.58% to 0.57%. Deposit yields are expected to increase as short-term interest rates begin to rise and the competition for deposits increases.

As with deposit growth in the past several years, the growth in deposits during 2015 was centered in accounts with greater liquidity, including non-interest and interest-bearing demand, money market accounts, and savings deposits. Average non-interest-bearing demand accounts increased $15,719,000, or 19.5%, to $96,146,000 for 2015. QNB has been very successful in increasing business checking accounts as average balances in these accounts have increased by $12,684,000, or 19.8%, when comparing the two years. Average interest-bearing demand accounts increased $15,711,000, or 13.2%, to $134,342,000 for 2015 compared to 2014, with interest expense on interest-bearing demand accounts increasing $15,000 to $289,000 for 2015. The average rate paid decreased two basis points from 0.23% for 2014 to 0.21% for 2015. Included in this category is QNB-Rewards checking, a higher-rate checking account product. The rate paid on balances up to $25,000 was 1.00% and 0.25% for balances over $25,000 in 2015. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. If these qualifications are not met the rate paid for 2015 was 0.15%. For 2015, the average balance in this product was $39,967,000 and the related interest expense was $233,000 for an average cost of funds of 0.58%. In comparison, the average balance of the QNB-Rewards accounts for 2014 was $36,242,000 yielding 0.62%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is still attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $82,389,000 for 2014 to $94,375,000 for 2015. The average rate paid on these balances was 0.06% for both years.

Average money market accounts increased $7,080,000, or 12.1%, to $65,413,000 for 2015 compared with 2014. The increase in money market balances is a result of a shift in balances to more liquid accounts. Interest expense on money market accounts increased $32,000 to $158,000 for 2015 compared to 2014. The average interest rate paid on money market accounts was 0.22% for 2014 and 0.24% for 2015, an increase of two basis points. The majority of balances in this category are in the Select money market account, a product that pays a tiered rate based on account balances. With the continuation of exceptionally low short-term interest rates, balances remaining in these accounts for 2015 were at higher-yielding tiers.

Interest expense on municipal interest-bearing demand accounts decreased $10,000 to $389,000 for 2015. The average balance of municipal interest-bearing demand accounts decreased $4,565,000, or 3.8%, to $115,975,000, while the average interest rate paid on these accounts increased from 0.33% for 2014 to 0.34% for 2015. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.25% and 0.50%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

During the second quarter of 2009, QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been successful, with average balances growing $4,718,000, or 3.0%, to $160,781,000 in 2015 compared to $156,063,000 in 2014. The rate on this product was 0.45% during 2014 and was changed to 0.50% in late December 2015. The average cost of funds on these accounts was 0.46% for both 2014 and 2015. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $4,214,000, or 8.0%, to $56,780,000. The average rate paid on total savings accounts was 0.37% for 2014 and 2015 while interest expense increased $36,000, from $770,000 to $806,000 over the same period. The growth in balances appears to reflect the desire for liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates combined with the decline in average time deposit balances continues to have an impact on total interest expense. Total interest expense on time deposits decreased $44,000 to $2,747,000 for 2015. Average total time deposits decreased by $8,160,000, or 3.4%, to $234,364,000 for 2015. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased from 1.15% to 1.17% when comparing 2014 to 2015, as a result of the extended maturity of the portfolio.

Approximately $99,829,000, or 43.9%, of time deposits at December 31, 2015 will reprice or mature over the next 12 months, compared with 47.4% of the portfolio at December 31, 2014. The average rate paid on these time deposits is approximately 1.00%. QNB has been attempting to extend the maturity of the time deposit portfolio by offering attractive rates at terms 36 months or greater, with moderate success. Given the short-term nature of these deposits, interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks with average balances in 2015 of $31,364,000 and $547,000, respectively. Interest expense on short-term borrowings increased by $3,000 to $117,000 when comparing the two years. During this period average balances increased $295,000 to $31,911,000 while the average rate paid increased one basis point, from 0.36% to 0.37%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $70,000. The average balance of long-term debt for 2014 was $1,452,000. The final portion of long-term debt taken out in April 2012 matured and was repaid on April 17, 2014. The rate on this long-term debt was 4.75%.

2014 versus 2013

Deposits, increased on average by $20,245,000, or 2.5%, to $829,084,000, when comparing 2014 and 2013. Total interest expense for 2014 was $4,544,000 compared to $5,033,000 for 2013, a decline of $489,000. Interest expense on total deposits decreased $313,000 while interest expense on borrowed funds decreased $176,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased seven basis points from 0.65% for 2013 to 0.58% for 2014. During this same period, the rate paid on interest-bearing deposits decreased six basis points from 0.64% to 0.58%.

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

Online eSavings average balances grew $3,715,000, or 2.4%, to $156,063,000 in 2014 compared to $152,348,000 in 2013. The rate on this product was reduced to 0.45% during 2013 and was unchanged throughout 2014. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $2,861,000, or 5.8%, to $52,566,000. The average rate paid on total savings accounts decreased four basis points from 0.41% for 2013 to 0.37% for 2014 and interest expense decreased $50,000, from $820,000 to $770,000 over the same period.

The repricing of time deposits at lower rates combined with the decline in average time deposit balances had the greatest impact on total interest expense in 2014. Total interest expense on time deposits decreased $280,000, or 9.1%, to $2,791,000 for 2014. Average total time deposits decreased by $11,437,000, or 4.5%, to $242,524,000 for 2014. The average rate paid on time deposits decreased from 1.21% to 1.15% when comparing 2013 to 2014.

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

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $200,000 for the twelve month period ended December 31, 2015 and $400,000 for the years ended December 31, 2014 and 2013. The provision for loan losses reflects the reduction in classified loans and nonperforming loans, and a reduction in specific impairment reserves. Net loan charge-offs were $647,000, or 0.11% of total average loans for 2015 compared with $1,324,000, or 0.25% of total average loans in 2014 and $1,247,000 or 0.26% in 2013. The majority of the loans charged off during 2015 had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loans. Deterioration in credit quality or significant growth in the loan portfolio may result in a higher provision for loan losses in 2016.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year Ended December 31,	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
Fees for services to customers	$1,657	$1,687	$1,594	$(30)	$93	-1.8%	5.8%
ATM and debit card	1,571	1,485	1,499	86	(14)	5.8%	-0.9%
Retail brokerage and advisory	686	657	523	29	134	4.4%	25.6%
Bank-owned life insurance	307	472	320	(165)	152	-35.0%	47.5%
Merchant	298	299	367	(1)	(68)	-0.3%	-18.5%
Net gain on trading activities	33	156	-	(123)	156	-78.8%	NM
Net gain on sale of investment securities	783	1,112	824	(329)	288	-29.6%	35.0%
Net gain on sale of loans	356	258	425	98	(167)	38.0%	-39.3%
Gain on sale of internet domain name	-	1,000	-	(1,000)	1,000	-100.0%	NM
Other	341	416	261	(75)	155	-18.0%	59.4%
Total	$6,032	$7,542	$5,813	$(1,510)	$1,729	-20.0%	29.7%

2015 versus 2014

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $6,032,000 in 2015 compared with $7,542,000 in 2014, a decrease of $1,510,000. On November 26, 2014, QNB transferred its former internet domain name to a third party for a purchase price of $1,000,000, as disclosed in a Form 8-K filing dated December 2, 2014. The Company also received a life insurance benefit totaling $158,000 during 2014 fourth quarter. Excluding these two non-recurring items, the Company posted a decrease in non-interest income of $352,000, or 5.5%, for the twelve months ended December 31, 2015, compared to the same period in 2014.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,657,000 for 2015, a decrease of $30,000, or 1.8%, from 2014. Overdraft income, which represented approximately 74% and 72% of total fees for services to customers in 2015 and 2014, respectively, increased by $21,000, or 1.7%, when comparing 2015 to 2014. The increase in overdraft income primarily reflects growth in the number of checking accounts as well as the positive impact of the introduction of an overdraft protection program on net overdraft income as the program reduced the amount of overdraft fees forgiven.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,571,000 in 2015, an increase of $86,000, or 5.8%, from the amount recorded in 2014. Debit card income increased $35,000, or 2.8%, to $1,296,000 in 2015, and ATM interchange income increased $55,000, or 35.1%, to $211,000. The Dodd-Frank Act and the Durbin amendment impacted both the total amount of interchange income received on debit and ATM transactions as well as the distribution between the two as merchants began routing their transactions through the low cost provider. The growth in checking accounts contributed to the increase in debit card income, including the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

Retail brokerage and advisory revenue was $686,000 for 2015 compared to $657,000 in 2014. QNB provides securities and advisory services under the name QNB Financial Services through Investment Professionals, Inc., an independent third party registered Broker/Dealer and Registered Investment Advisor. QNB receives 75% to 88% of the revenue generated, depending on volume, but is also responsible for salaries and expenses of two advisors who are QNB employees. In 2015, the net income provided by these services was $115,000, compared to $112,000 in net income for 2014.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2015 was $307,000. BOLI income of $472,000 in 2014 including $158,000 related to a claim. Excluding the claim, income in 2014 would be $314,000, with the decline in income resulting from a decrease in the earning credit rate from one carrier and increases in mortality costs.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $298,000 for 2015, a small decrease of $1,000 from the amount reported in 2014. The decrease in merchant income is primarily a result of extremely competitive pricing in the market. QNB had 232 merchant customers at December 31, 2015 and 251 merchant customers at December 31, 2014. The decrease in merchant customers was offset by sales volume increase of approximately 8.3% year over year.

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

Net gains on investment securities decreased $329,000 to $783,000 for the year ended December 31, 2015, compared with $1,112,000 for the year ended December 31, 2014, primarily due to market conditions which resulted in fewer opportunities for profitable sales in 2015 compared to 2014. The prolonged decline in market value of one equity security resulted in recording $55,000 in other than temporary impairment in 2015. There were no OTTI charges in 2014. Included in these figures were net gains from equity securities of $691,000 and $1,045,000, in 2015 and 2014, respectively. With the strong performance in the U.S. equity markets during 2014 and the first half of 2015, QNB elected to sell some equity holdings and recognize gains. Net gains on the sale of fixed income securities were $147,000 and $67,000 for 2015 and 2014, respectively. Both the 2015 and 2014 fixed income gains were primarily from the sale of fast paying, lower-yielding or odd-lot mortgage-backed and CMO securities as well as low yielding agency bonds that were likely to be called in the next two years. Net gain on trading securities declined $123,000, or 78.8%, to $33,000 in 2015, due to the lack of rate volatility and volume of new municipal security issues during the year.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $356,000 and $258,000 for 2015 and 2014, respectively. Mortgage refinance activity increased in 2015, as anticipated rate increases prompted borrowers to lock in low rates. Proceeds from the sale of residential mortgages were $10,903,000 and $6,589,000 for the years ended December 31, 2015 and 2014, respectively. Included in the gains on the sale of residential mortgages in 2015 and 2014 are $80,000 and $48,000, respectively, related to the recognition of mortgage servicing assets.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $129,000 for 2015 and $135,000 for 2014 is included in other non-interest income.

Other non-interest income was $341,000 for 2015, a decrease of $75,000 from the amount recorded in 2014. Decreases in mortgage servicing income, letter of credit fees, title insurance, miscellaneous charges, losses on sale of OREO and repossessed equipment and rental income for an OREO property of $6,000, $11,000, $7,000, $20,000 and $15,000 and $30,000, respectively were offset in part by increased reverse mortgage fee income and credit card income of $5,000 and $11,000, respectively.

2014 versus 2013

Total non-interest income for the years ended December 31, 2014 and 2013 was $7,542,000 and $5,813,000 respectively, an increase of $1,729,000, or 29.7%. Excluding the non-recurring items $1,000,000 gain on sale of an internet domain name sale and $158,000 life insurance benefit, the company posted an increase in non-interest income of $571,000, or 9.8%, for the twelve months ended of 2014, compared to the same period in 2013.

Net gain on investment securities available for sale increased $288,000 to $1,112,000 for the year ended December 31, 2014, compared to the same period in 2013. This is due in part to an impairment write down in the equity securities portfolio in 2013 which did not reoccur in 2014 totaling $43,000, as well as an increase in net securities sale gains of $245,000. Net gains on trading activity contributed $156,000 to non-interest income and represents realized and unrealized gains and losses, net of expenses, on the municipal bond trading account portfolio that was started during the first quarter of 2014. Retail brokerage income increased $134,000 in the twelve months ended December 31, 2014, compared to the same period in 2013. Fees for services to customers increased $93,000, or 5.8%, when comparing the year ended December 31, 2014 to prior year with the primary contributor reflective of higher volume of overdrafts. Gains recognized on the sale of residential mortgage loans declined $167,000 to $258,000 due to the decreased levels of refinance activity.

Other non-interest income increased by $155,000 to $416,000 comparing the year ended December 31, 2014 to 2013. Excluding non-recurring items totaling $1,158,000, the increase in other non-interest income was $81,000, or 8.5%. There were no OREO sales and therefore no loss on sale in 2014, compared to a $174,000 loss on sale of OREO in 2013. In addition, the Company received $30,000 in rental income for an OREO property in 2014. The positive contribution of OREO in 2014 was offset by a decline in title company income and mortgage servicing fees of $61,000 and $17,000, respectively, due to the slowdown of refinance activity in 2014.

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2015	2014	2013	2015 to 2014	2014 to 2013	2015 to 2014	2014 to 2013
Salaries and employee benefits	$12,076	$11,649	$10,553	$427	$1,096	3.7%	10.4%
Net occupancy	1,762	1,705	1,638	57	67	3.3%	4.1%
Furniture and equipment	1,726	1,753	1,714	(27)	39	-1.5%	2.3%
Marketing	805	841	971	(36)	(130)	-4.3%	-13.4%
Third party services	1,703	1,677	1,488	26	189	1.6%	12.7%
Telephone, postage and supplies	731	730	670	1	60	0.1%	9.0%
State taxes	681	617	690	64	(73)	10.4%	-10.6%
FDIC insurance premiums	631	686	705	(55)	(19)	-8.0%	-2.7%
Other	2,283	1,968	1,797	315	171	16.0%	9.5%
Total	$22,398	$21,626	$20,226	$772	$1,400	3.6%	6.9%

2015 versus 2014

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $22,398,000 in 2015, an increase of $772,000, or 3.6%, from the $21,626,000 recorded in 2014. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue. The Bank’s efficiency ratios for 2015 and 2014 were 65.0% and 65.9%, respectively, and compare favorably with Pennsylvania state-chartered commercial banks with assets between $750 million and $1.5 billion which had average efficiency ratios of 68.1% and 67.9% for 2015 and 2014, respectively.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2015 was $12,076,000, an increase of $427,000, or 3.7%, over the $11,649,000 reported in 2014. Salary expense for 2015 was $9,539,000, an increase of $574,000, or 6.4%, over the $8,965,000 reported in 2014. Included in salary expense in 2015 was incentive compensation plus related payroll taxes of $295,000, a $13,000 increase over incentive compensation in 2014. Benefit expense for 2015 was $2,537,000, a decrease of $147,000, or 5.5%, from the amount recorded in 2014, with medical benefits decreasing $238,000, or 22.8%, due to insurance reimbursements for medical claims paid in prior periods and higher employee-paid share of health insurance. QNB self-funds medical insurance and also has Stop Loss insurance with a third party insurance carrier which limits its claims expense. Payroll taxes, life insurance premiums and retirement plan matching and safe harbor and other benefits increased $91,000 in 2015.

Net occupancy and furniture and equipment expense increased $30,000, to $3,488,000 when comparing 2015 to 2014, due primarily to increased software maintenance and rental expense, offset in part by lower depreciation expense.

Marketing expense was $805,000 for 2015, a decrease of $36,000, or 4.3%, from the $841,000 recorded in 2014. Marketing expenses related to public relations and sales promotion decreased $41,000 for the year ended December 31, 2015 compared to 2014, as the rebranding due to QNB’s domain name change was completed in 2014. This was offset in part by increases in advertising, market research and charitable contributions expense. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

Telephone, postage and supplies expense was up slightly to $731,000 in 2015, compared to 2014. QNB’s spend on supplies decreased $12,000 in 2015, as additional supplies related to the rebranding were purchased in 2014.

State tax expense represents the payment of the Pennsylvania Shares Tax, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $681,000 and $617,000 for the years 2015 and 2014, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank and makes up the majority of the expense in this category.

Other operating expenses for the twelve months ended December 31, 2015 increased $315,000, or 16.0%, primarily due to increased third party services, collection costs and debit card expenses.  Debit card expenses include a $208,000 contract termination fee related to card platform upgrades anticipated to occur during 2016.

2014 versus 2013

Total non-interest expense was $21,626,000 for the year ended December 31, 2014, an increase of $1,400,000, or 6.9%, from the same period in 2013. Salaries and benefits expense increased $1,096,000, or 10.4%. Salary expense increased by $529,000, or 6.3%, with higher salary expense of $247,000 comprising 2.9% of the increase and accrued incentive compensation in 2014 comprising the remaining 3.4% of the increase. There was no incentive compensation accrual in the twelve months ended December 31, 2013. Employee benefits costs increased $567,000, or 26.8%, with medical insurance premiums increasing 48.8%.

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

Telephone, postage and supplies expense was $60,000, or 9.0%, higher for 2014 than 2013 due primarily to an increase in bandwidth to provide faster communications to our branch locations.

State tax expense was $617,000 and $690,000 for the years 2014 and 2013, respectively. The decline from the prior year is a result of a change in the state-mandated formula for 2014, which resulted in lower tax expense despite increased Bank equity.

Income Taxes

Applicable income taxes and effective tax rates were $2,570,000, or 23.8%, for 2015 compared to $2,644,000, or 22.7%, for 2014. The higher effective year over year tax rate is predominately a result of tax-exempt income from loans and securities comprising a smaller proportional share of pre-tax income than the prior year. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Applicable income taxes and effective tax rates were $2,644,000, or 22.7%, for 2014 compared to $2,346,000, or 21.8%, for 2013. The higher effective tax rate for 2014 is predominately a result of tax-exempt income from loans and securities comprising a smaller proportional share of pre-tax income.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2015	2014	Amount	Percent
Cash and cash equivalents	$16,991	$18,245	$(1,254)	-6.9%
Investment securities	366,251	379,572	(13,321)	-3.5
Restricted investment in bank stocks	508	647	(139)	-21.5
Loans held-for-sale	987	380	607	159.7
Loans receivable	615,270	555,282	59,988	10.8
Allowance for loan losses	(7,554)	(8,001)	447	-5.6
Premises and equipment, net	9,257	9,702	(445)	-4.6
Bank-owned life insurance	10,978	10,658	320	3.0
Accrued interest receivable	2,562	2,568	(6)	-0.2
Other assets	5,686	8,082	(2,396)	-29.6
Total assets	$1,020,936	$977,135	$43,801	4.5%

Cash and interest-earning deposits

Total cash and cash equivalents decreased $1,254,000 from $18,245,000 at December 31, 2014 to $16,991,000 at December 31, 2015. QNB had interest bearing balances at the Federal Reserve Bank of $6,402,000 at December 31, 2015 compared with $5,930,000 at December 31, 2014.

Investment Securities and Other Short-Term Investments

At December 31, 2015 and 2014, QNB had no Federal funds sold. With the Federal funds rate between 0.0% and 0.25%, excess funds for liquidity purposes are kept at the Federal Reserve which was paying 0.25% until the Federal Open Market Committee raised the targeted Fed Funds rate by 25 basis points in late December 2015. These funds carry a 0% risk weighting for risk-based capital calculation purposes.

Investment Portfolio History
December 31,	2015	2014	2013
Trading Securities
State and municipal	$4,189	$4,207	$-
Total trading securities	$4,189	$4,207	$-
Investment Securities Available-for-Sale
U.S. Government agency	$61,779	$62,665	$71,639
State and municipal	78,954	72,569	87,199
U.S. Government agencies and sponsored enterprises (GSEs)
Mortgage-backed	136,681	136,192	139,723
Collateralized mortgage obligations (CMOs)	65,610	87,662	75,394
Pooled trust preferred	2,653	2,439	2,069
Corporate debt	9,004	6,037	6,021
Equity	7,234	7,655	6,625
Total investment securities available-for-sale	$361,915	$375,219	$388,670
Investment Securities Held-to-Maturity
State and municipal	$147	$146	$146
Total investment securities held-to-maturity	$147	$146	$146
Total investment securities	$366,251	$379,572	$388,816

At December 31, 2015 approximately 72% of QNB’s investment securities were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2015, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $47,960,000 in 2015 compared to $29,972,000 during 2014.

In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $94,372,000 in 2015, compared with $82,360,000 in 2014. The significant amount of proceeds in both years reflects the low interest rate environment that has existed for approximately the past seven years, which resulted in a significant amount of agency and municipal bonds being called as well an increase in the amount of prepayments on mortgage-backed securities and CMOs. The reduction of the investment portfolio as a percent of total assets in 2015 is due to strong loan demand. During 2015, $132,048,000 of investment securities were purchased compared with $92,017,000 during 2014.

U.S. Government agency issued CMOs decreased $22,052,000 to $65,610,000 at December 31, 2015, and represents 17.9% of the investment portfolio compared to 23.1% at December 31, 2014. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields should rates increase. The balance of U.S. Government agency securities decreased by $886,000 to $61,779,000 at December 31, 2015 and represents 16.9% of the portfolio compared to 16.5% at December 31, 2014. Bond proceeds from called agency bonds was reinvested back into this portfolio because of the attractive yields relative to amortizing securities. U.S. Government agency mortgage-backed securities increased $489,000, and were approximately 37.3% and 35.9% of the total portfolio at December 31, 2015 and 2014, respectively.

The balance of municipal securities increased $6,367,000 to $83,143,000 -- $4,189,000 in trading and $78,954,000 in available for sale -- at December 31, 2015, representing 22.7% of the investment portfolio compared to 20.2% at December 31, 2014. When QNB purchases a municipal security it focuses on the financial performance of the underlying issuer and not just the bond rating of the issuer or the rating of bond insurer, if present. Thirty-five bonds with a book value of $13,426,000 were called or matured in 2015, and purchased municipal securities had significantly lower yields then the bonds they replaced, which contributed to the decline in the yield on the portfolio.

QNB owns collateralized debt obligations (“CDO”) in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases, QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds six of these securities with an amortized cost of $3,291,000 and a fair value of $2,653,000 at December 31, 2015 and amortized cost of $3,519,000 and a fair value of $2,439,000 at December 31, 2014. All of the trust preferred securities are available-for-sale securities and are carried at fair value. There were no credit-related OTTI charges during 2015, 2014, or 2013 on these securities. Future estimates of fair value of these securities could require recording additional OTTI charges through earnings. QNB uses an independent third party to value these securities and to determine if credit-related OTTI exists. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

QNB accounts for its investments by classifying securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. At December 31, 2015 and 2014, investment securities totaling $197,149,000 and $206,774,000, respectively, were pledged as collateral for repurchase agreements and public deposits.

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2015	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency:
Fair value	-	$33,201	$28,578	-	$61,779
Weighted average yield	-	1.48%	2.10%	-	1.77%
State and municipal:
Fair value	$3,744	11,149	46,688	$17,373	78,954
Weighted average yield	3.36%	3.31%	4.17%	4.09%	3.99%
Mortgage-backed:
Fair value	118	99,767	36,796	-	136,681
Weighted average yield	3.40%	2.13%	2.23%	-	2.16%
Collateralized mortgage obligations (CMOs):
Fair value	867	59,826	4,917	-	65,610
Weighted average yield	2.74%	1.95%	1.89%	-	1.96%
Pooled trust preferred: (1)
Fair value	-	-	-	2,653	2,653
Weighted average yield	-	-	-	-	-
Corporate debt:
Fair value	2,008	5,004	1,992	-	9,004
Weighted average yield	1.32%	1.62%	1.76%	-	1.58%
Equity:
Fair value	-	-	-	7,234	7,234
Weighted average yield	-	-	-	3.58%	3.58%
Total fair value	$6,737	$208,947	$118,971	$27,260	$361,915
Weighted average yield	2.67%	2.02%	2.92%	3.47%	2.44%

Investment Securities Held-to-Maturity
State and municipal:
Amortized cost	$147	-	-	-	$147
Weighted average yield	6.97%	-	-	-	6.97%

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

Investment Securities - Trading

In 2014, QNB established a small percentage of its investment portfolio as trading in an effort to boost yields and income. During the first quarter of 2014 QNB sold approximately $5,000,000 of available-for-sale municipal securities with the proceeds reinvested into a municipal trading account. QNB held trading securities of $4,189,000 and $4,207,000 and an additional $1,349,000 and $1,160,000 in a brokerage cash account at December 31, 2015 and December 31, 2014, respectively. QNB held no trading securities at December 31, 2013. QNB recorded $33,000 for 2015 and $156,000 for 2014 in non-interest income comprising realized and unrealized gains.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2015, the fair value of investment securities available-for-sale was $361,915,000, or $827,000 below the amortized cost of $362,742,000. This compares to a fair value of $375,219,000, or $1,375,000 above the amortized cost of $373,844,000, at December 31, 2014. The available-for-sale portfolio, excluding equity securities and the pooled trust preferred securities, had a weighted average maturity of approximately 3.6 years at December 31, 2015 and 3.3 years December 31, 2014. The weighted average tax-equivalent yield was 2.44% and 2.31% at December 31, 2015 and 2014, respectively.

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

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. At December 31, 2015 and 2014, the amortized cost of investment securities held-to-maturity was $147,000 and $146,000, respectively, and the fair value was $151,000 and $156,000, respectively. At December 31, 2015 and 2014 there was a single municipal security in the held-to-maturity portfolio. The held-to-maturity portfolio had a weighted average maturity of approximately 0.8 years and 1.8 years at December 31, 2015 and 2014, respectively. The weighted average tax-equivalent yield was 6.97% at December 31, 2015 and 6.98% at December 31, 2014.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2015, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the Loan Portfolio table.

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

Indirect lease financing receivables represent loans to small businesses and individuals that are collateralized by equipment. These loans tend to have higher risk characteristics, but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans.

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-to-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, substantially all originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are sold in the secondary market. With the decline in mortgage rates throughout 2015, mortgage loan origination activity has increased. There was $987,000 in residential mortgage loans held-for-sale at December 31, 2015, and $380,000 in residential mortgage loans held-for-sale at December 31, 2014. These loans are carried at the lower of aggregate cost or market.

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

Total loans, excluding loans held-for-sale, at December 31, 2015 were $615,270,000, an increase of $59,988,000, or 10.8%, from December 31, 2014. This follows a 10.7% increase in outstanding loans in 2014. A key financial ratio, loans to deposits, improved to 69.1% at December 31, 2015, compared with 65.2% at December 31, 2014. QNB continues to be committed to make loans available to credit worthy consumers and businesses.

The Allowance for Loan Losses Allocation table on page 36 shows the percentage composition of the loan portfolio over the past five years. There was very little change in the composition of the portfolio between the periods ended December 31, 2014 and 2015. Loans secured by commercial real estate represent the largest sector of the portfolio, increasing from 36.7% of the portfolio at December 31, 2014 to 38.2% of the portfolio at December 31, 2015, while balances in this sector grew by $31,637,000, or 15.5%, from $203,534,000 at December 31, 2014 to $235,171,000 at December 31, 2015. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had $84,000 in charge-offs in this category in 2015 compared with $70,000 in 2014 and $639,000 in 2013. The 2015 charge-offs were due primarily to the sale of collateral for impaired loans; 2014’s charge-off was for a single loan under agreement of sale. The 2013 charge-off was attributable to a partial charge-off of a commercial loan secured by a commercial building.

Commercial loans secured by residential real estate increased by $10,087,000, or 19.0%, to $63,164,000 at December 31, 2015 and at 10.3% represent a slightly larger share of the overall portfolio than the 9.6% at December 31, 2014. Some of these properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value. Charge-offs in this category have increased over the past three years. Non-accrual commercial loans secured by residential real estate were $1,803,000, $1,467,000 and $2,829,000 at December 31, 2015, 2014, and 2013, respectively, and loan charge-offs were $531,000, $1,069,000 and $401,000, respectively, in 2015, 2014 and 2013. All of the charge-offs in 2014 and 2013 in this category relate to these investment properties. In response, QNB has adjusted its guidelines to originate these types of loans. In 2015, approximately $279,000 of the $531,000 in charge-offs were out of market investment properties.

Commercial and industrial loans, the second largest sector of the portfolio, continues to experience growth, increasing $5,552,000, or 4.7%, to $124,397,000 at December 31, 2015. This followed growth in this category of $7,506,000, or 6.7%, in 2014. Commercial and industrial loans represented 20.2% of the portfolio at year-end 2015 compared with 21.4% at December 31, 2014. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or unsecured. During 2015 nonaccrual commercial and industrial loan balances increased $1,262,000 to $3,433,000, due primarily to the financial difficulties and downgrade of one credit during 2015. In 2015, 2014, and 2013 charge-offs were $56,000, $17,000, and $68,000, respectively, and in 2014, recoveries in this segment were $67,000, exceeding the charge-offs.

Loan Portfolio
December 31,	2015	2014	2013	2012	2011
Commercial:
Commercial and industrial	$124,397	$118,845	$111,339	$100,063	$96,163
Construction	27,372	23,471	15,929	11,061	15,959
Secured by commercial real estate	235,171	203,534	190,602	192,867	195,813
Secured by residential real estate	63,164	53,077	47,672	41,003	45,070
State and political subdivisions	40,285	44,104	33,773	34,256	35,127
Loans to depository institutions	-	-	1,250	3,250	4,515
Indirect lease financing	10,371	7,685	8,364	9,685	11,928
Retail:
1-4 family residential mortgages	42,833	37,147	29,730	28,733	25,518
Home equity loans and lines	67,384	63,213	59,977	54,860	57,579
Consumer	4,286	4,175	3,116	2,012	2,308
Total loans	615,263	555,251	501,752	477,790	489,980
Net unearned costs (fees)	7	31	(36)	(57)	(44)
Loans receivable	$615,270	$555,282	$501,716	$477,733	$489,936

Loan Maturities and Interest Sensitivity
December 31, 2015	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$59,692	$42,089	$22,616	$124,397
Construction	5,768	10,998	10,606	27,372
Secured by commercial real estate	1,941	13,976	219,254	235,171
Secured by residential real estate	1,081	7,308	54,775	63,164
State and political subdivisions	3,225	5,165	31,895	40,285
Indirect lease financing	457	9,867	47	10,371
Retail:
1-4 family residential mortgages	338	429	42,066	42,833
Home equity loans and lines	5,930	5,565	55,889	67,384
Consumer	600	1,899	1,787	4,286
Total	$79,032	$97,296	$438,935	$615,263

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The following shows the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates at December 31, 2015:

Loans with fixed predetermined interest rates:      $94,941,000

Loans with variable or adjustable interest rates: $441,290,000

Construction loans increased 16.6% from $23,471,000, or 4.2% of the portfolio at December 31, 2014, to $27,372,000, or 4.4% of the portfolio at December 31, 2015. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. The growth in the portfolio in 2015 is related to construction loans for a number of business expansions in the Bank’s market footprint. There were no charge-offs in the construction loan portfolio since 2011, and construction loans on non-accrual continue to improve declining from $1,319,000 a December 31, 2013 to $337,000 at December 31, 2014 to $0 at December 31, 2015.

Loans to state and political subdivisions decreased $3,819,000, or 8.7%, from $44,104,000 at December 31, 2014 to $40,285,000 at December 31, 2015. This sector declined from 7.9% of the total loan portfolio at December 31, 2014 to 6.5% at December 31, 2015. With the significant decline in interest rates, many municipalities, counties and school districts are refinancing their existing bonds or bank debt. As a result, QNB is getting an opportunity to bid on many of these local issues and has been successful in winning several of those bids. The refinancing activity has also resulted in a reduction in yield. QNB expects the balance in this category to increase in 2016 as some of the commitments for large projects won during 2015 may start to fund during the first quarter of 2016.

Indirect lease financing receivables increased $2,686,000, or 35.0% to $10,371,000 in 2015, reversing a five-year trend of declining balances. These lease financing receivables were purchased from a third party source and contains leases to industries hit hard by the slowdown in the economy: trucking, landscaping and construction. As a result of a high level of charge-offs and delinquency in this portfolio in 2008 and 2009, QNB strengthened its underwriting standards with regard to this portfolio. This tightening of underwriting standards resulted in a reduction in net charge-offs and the balance of non-performing leases. QNB experienced net charge-offs of $5,000 in 2015, $25,000 in 2014 and a net recovery of $28,000 in 2013. Non-performing assets, including repossessed equipment and non-accrual lease financing receivables, were $154,000, $21,000 and $37,000 as of December 31, 2015, 2014, and 2013, respectively.

QNB desires to become the “local consumer lender of choice” and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and increasing marketing and promotion. This focus resulted in increased balances in home equity loans and lines of $4,171,000, or 6.6%, to $67,384,000 at December 31, 2015. During 2015, in an effort to increase demand, QNB offered very attractive rates on both variable and fixed rate home equity loans and lines. These promotional rates along with excellent customer service, including quick turnaround time, contributed to the growth in home equity balances. With an improvement in home values and an improving local economy, it is expected that the demand for home equity loans will continue.

Consumer loan balances increased $111,000 to $4,286,000 at December 31, 2015. During the fourth quarter of 2013, QNB reentered the private student loan market through a relationship with iHelp. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. Principal and interest protection is provided by ReliaMax, an insurance company for private student loans. As of December 31, 2015 the balance of student loans was $1,156,000, an increase of $249,000 compared to December 31, 2014.

QNB increased the balances of residential mortgage loans secured by first lien 1-4 family residential mortgages by $5,686,000, or 15.3%, to $42,833,000 at December 31, 2015. This followed an increase of $7,417,000, or 24.9%, between December 31, 2013 and December 31, 2014. In 2015, QNB retained some adjustable rate mortgages to borrowers with high credit scores and low loan to value ratios.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. Non-performing assets declined for the fourth consecutive year, totaling $13,372,000, or 1.31% of total assets at December 31, 2015. This is down $4,780,000 from $18,152,000, or 1.86% of total assets at December 31, 2014. Included in non-performing assets in 2015 and 2014 is $2,653,000 and $2,439,000, respectively, of pooled trust preferred securities, discussed in the section titled “Investment Securities and Other Short-Term Investments”. The increase in the amount of non-performing pooled trust preferred securities is a result of the increase in the fair value of these securities, not as a result of the classification of additional securities.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $10,719,000 or 1.74% of total loans at December 31, 2015 compared with $12,667,000, or 2.28% of total loans at December 31, 2014. Loans on non-accrual status were $9,420,000 at December 31, 2015 compared with $10,770,000 at December 31, 2014. Approximately $4,800,000 in five non-accrual loans paid in full in 2015, and two relationships totaling $572,000 were returned to accrual status. Two large relationships totaling $3,944,000 were designated non-accrual in the second and fourth quarters of 2015. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2015, $7,395,000, or 78.5% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the year.

QNB had one lease for $11,000 that was 90 days or more past due and still accruing at December 31, 2015, compared to $0 at December 31, 2014. Total loans that are 30 days or more past due decreased $2,984,000 to $3,719,000, representing 0.60% of total loans at December 31, 2015 compared with 1.21% of total loans at December 31, 2014. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans totaled $1,288,000 and $1,897,000 at December 31, 2015 and 2014, respectively.

There was no OREO at December 31, 2015, while OREO totaled $3,025,000 at December 31, 2014. Included in OREO at December 31, 2014 was one commercial property with a fair value of $2,325,000, a participation in a construction project with a fair value of $500,000, as well as two residential properties. For the twelve months ended December 31, 2015, a total of six OREO properties were sold, one of which was acquired during the year and subsequently sold. Repossessed assets are in the “Other Assets” category on the Consolidated Balance Sheets. Repossessed assets, which includes equipment from the indirect leasing portfolio, totaled $21,000 at December 31, 2014. There were no repossessed assets as of December 31, 2015.

Non-Performing Assets
December 31,	2015	2014	2013	2012	2011
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	-	$-	-	$-	-
Construction	-	-	-	-	-
Secured by commercial real estate	-	-	-	-	$286
Secured by residential real estate	-	-	-	-	-
State and political subdivisions	-	-	-	-	40
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	$11	-	-	-	54
Retail:	-	-	-	-
1-4 family residential mortgages	-	-	-	-	-
Home equity loans and lines	-	-	-	-	-
Consumer	-	-	$1	-	-
Total loans past due 90 days or more and accruing	11	-	1	-	380

Non-accrual loans
Commercial:
Commercial and industrial	3,433	2,171	3,956	6,174	5,410
Construction	-	337	1,319	2,480	3,474
Secured by commercial real estate	3,627	6,465	4,630	6,748	7,547
Secured by residential real estate	1,803	1,467	2,829	2,390	1,158
State and political subdivisions	-	-	-	1	4
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	143	-	37	98	121
Retail:
1-4 family residential mortgages	287	225	401	335	515
Home equity loans and lines	127	104	265	346	368
Consumer	-	1	16	-	-
Total non-accrual loans	9,420	10,770	13,453	18,572	18,597

Troubled debt restructured loans, not included above	1,288	1,897	1,960	2,578	2,413
Other real estate owned	-	3,025	2,825	1,151	826
Repossessed assets	-	21	-	10	-
Non-accrual pooled trust preferred securities	2,653	2,439	2,069	1,962	1,929
Total non-performing assets	$13,372	$18,152	$20,308	$24,273	$24,145
Total as a percent of total assets	1.31%	1.86%	2.18%	2.64%	2.78%

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. In addition to the marked improvement in total non-performing loans, commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to improve. At December 31, 2015 substandard or doubtful loans totaled $27,325,000, a reduction of $7,029,000 or 20.5%, from the $34,354,000 reported as of December 31, 2014.

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

Economic conditions during the financial crisis and recession contributed to high rates of unemployment and a sharp decline in the residential and commercial real estate markets. These factors had a negative impact on both consumers and small businesses and contributed to higher than historical levels of net charge-offs, specific reserves and non-performing, impaired and classified loans. As a result higher provisions for loan losses were taken to bring the allowance for loan losses to adequate levels to reflect the decline in asset quality. 2015 saw a continued trend of improving economic conditions and asset quality, which resulted in a reduction of the allowance level from $8,001,000 at year-end 2014 to $7,554,000 at year-end 2015, which, stated as a percent of loans receivable, declined from 1.44% at December 31, 2014 to 1.23% at December 31, 2015.

Allowance for Loan Losses Allocation
December 31,	2015		2014		2013		2012		2011
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$1,521	20.2%	$1,892	21.4%	$2,044	22.2%	$2,505	20.9%	$2,959	19.6%
Construction	286	4.4	297	4.2	439	3.2	209	2.3	556	3.3
Secured by commercial real estate	2,411	38.2	2,700	36.7	2,898	38.0	3,795	40.4	3,124	40.0
Secured by residential real estate	1,812	10.3	1,630	9.6	1,632	9.5	1,230	8.6	746	9.2
State and political subdivisions	222	6.5	221	7.9	186	6.7	260	7.2	195	7.2
Loans to depository institutions	-	-	-	-	4	0.2	15	0.7	20	0.9
Indirect lease financing	164	1.7	93	1.4	103	1.7	168	2.0	312	2.4
Retail:
1-4 family residential mortgages	350	7.0	312	6.7	303	5.9	324	6.0	249	5.2
Home equity loans and lines	428	11.0	453	11.4	583	12.0	582	11.5	625	11.7
Consumer	76	0.7	85	0.7	64	0.6	27	0.4	20	0.5
Unallocated	284		318		669		657		435
Total	$7,554	100.0%	$8,001	100.0%	$8,925	100.0%	$9,772	100.0%	$9,241	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2015 and 2014, the recorded investment in loans for which impairment has been identified totaled $14,941,000 and $21,077,000, respectively, of which $12,414,000 and $19,019,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $2,527,000 and $2,058,000 at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014 the related allowance for loan losses associated with these loans was $974,000 and $1,194,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Loan Losses
	2015	2014	2013	2012	2011
Allowance for loan losses:
Balance, January 1	$8,001	$8,925	$9,772	$9,241	$8,955

Charge-offs
Commercial:
Commercial and industrial	56	17	68	101	732
Construction	-	-	-	-	634
Secured by commercial real estate	84	70	639	85	941
Secured by residential real estate	531	1,069	401	111	54
State and political subdivisions	-	-	-	-	-
Indirect lease financing	21	39	2	85	43
Retail:	-
1-4 family residential mortgages	-	95	-	21	-
Home equity loans and lines	-	156	234	114	77
Consumer	95	167	77	64	26
Total charge-offs	787	1,613	1,421	581	2,507
Recoveries
Commercial:
Commercial and industrial	38	67	28	76	22
Construction	-	-	-	-	-
Secured by commercial real estate	9	3	1	76	13
Secured by residential real estate	26	48	60	-	-
State and political subdivisions	-	-	1	-	-
Indirect lease financing	16	14	30	36	41
Retail:
1-4 family residential mortgages	-	1	-	2	-
Home equity loans and lines	22	110	28	12	4
Consumer	29	46	26	10	13
Total recoveries	140	289	174	212	93
Net charge-offs	(647)	(1,324)	(1,247)	(369)	(2,414)
Provision for loan losses	200	400	400	900	2,700
Balance, December 31	$7,554	$8,001	$8,925	$9,772	$9,241

Total loans (excluding loans held-for-sale)
Average	$574,015	$523,825	$482,112	$480,068	$476,612
Year-end	615,270	555,282	501,716	477,733	489,936

Ratios:
Net charge-offs to:
Average loans	0.11%	0.25%	0.26%	0.08%	0.51%
Loans at year-end	0.11	0.24	0.25	0.08	0.49
Allowance for loan losses	8.56	16.55	13.97	3.78	26.13
Provision for loan losses	323.50	331.00	311.75	41.00	89.44

Allowance for loan losses to:
Average loans	1.32%	1.53%	1.85%	2.04%	1.94%
Loans at year-end	1.23	1.44	1.78	2.05	1.89

QNB had net loan charge-offs of $647,000, or 0.11% of average loans for 2015 compared to $1,324,000, or 0.25% of average loans for 2014 and $1,247,000 or 0.26% of average loans for 2013. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loan. The decrease in charge-offs during 2015 compared to 2014 was due to improvements in asset quality, resulting in decreased charge-off activity for both retail and commercial loans. The increase in charge-off activity for 2014 compared to 2013 is due to collection activity in out of market residential investment property loans, which accounted for $1,069,000 of gross charge-offs of $1,613,000.

Management believes the allowance for loan losses of $7,554,000 is adequate as of December 31, 2015 in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment, net of depreciation decreased $445,000 to $9,257,000 at December 31, 2015, as equipment purchases declined from $995,000 in 2014 to $580,000 in 2015.

Other assets

Other assets, as presented in the table on page 28, decreased $2,396,000 from $8,082,000 at December 31, 2014 to $5,686,000 at December 31, 2015. Most of the decrease in other assets relates the sale of all OREO in 2015, which accounts for $3,025,000 of the reduction. This was offset in part by a $748,000 increase to the deferred tax asset resulting from the change in fair value of the available-for-sale investment portfolio between December 31, 2014 and 2015. The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2015	2014	Amount	Percent
Deposits	$889,786	$851,592	$38,194	4.5%
Short-term borrowings	37,163	35,189	1,974	5.6
Accrued interest payable	330	344	(14)	-4.1
Other liabilities	3,214	3,656	(442)	-12.1
Total liabilities	$930,493	$890,781	$39,712	4.5%

Deposits

QNB primarily attracts deposits from within its market area by offering various deposit products. These deposits are in the form of time deposits, which include certificates of deposit and individual retirement accounts (IRA’s) which have a stated maturity, and non-maturity deposit accounts, which include: non-interest bearing demand accounts, interest-bearing demand accounts, money market accounts and savings accounts.

Total deposits increased $38,194,000, or 4.5%, to $889,786,000 at December 31, 2015. This follows an increase of $37,060,000, or 4.5%, between 2013 and 2014. The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the industry, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest, given the prolonged low interest rate environment and expectation of increasing rates in 2016. However, despite the decline in overall time deposit balances, those maturing in 60 months have increased due to customers seeking a higher rate of interest and not being concerned about liquidity. Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Contributing to the increase in total deposits was growth in non-interest bearing demand accounts, which increased $11,623,000, or 13.4%, to $98,543,000 at December 31, 2015. This followed growth of $10,933,000, or 14.4%, between December 31, 2013 and December 31, 2014. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which not only contributes to the increase in balances but also provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest checking and municipal accounts increased $22,939,000, or 9.1%, to $274,925,000 at December 31, 2015. All segments experienced growth in 2015 except municipal deposits, which declined $2,234,000, or 1.8%, to $123,742,000. Rewards checking balances increased from $39,413,000 at December 31, 2014 to $45,208,000 at December 31, 2015, and Select 50 balances increased from $59,627,000 to $69,744,000 over this same period. Personal interest-bearing balances also increased from $12,908,000 at December 31, 2014 to $17,159,000 at December 31, 2015. QNB continues to open a significant number of new checking accounts. QNB has been successful in developing new relationships with several school districts and municipalities as well as expanding existing relationships with several others. The balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine month period.

Total savings account balances increased $10,530,000, or 5.0%, to $221,770,000 at December 31, 2015. The increase in savings accounts is attributable to statement savings whose balances increased from $54,682,000 at December 31, 2014 to $58,913,000 at December 31, 2015. The balance of eSavings account, which was introduced in 2009 to compete with competitors’ online savings products and currently yields 0.46%, increased $6,308,000 to $162,573,000 at December 31, 2015.

Total time deposit account balances were $227,376,000 at December 31, 2015, a decrease of $15,871,000, or 6.5%, from the amount reported at December 31, 2014. As higher yielding time deposits matured during the past two years they were frequently reinvested in the high yielding and liquid Rewards or Select 50 checking, money market or eSavings account which, in many instances paid a rate higher than what was offered on short-term time deposits.

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2015	2014	2013
Three months or less	$12,124	$9,599	$9,808
Over three months through six months	11,624	9,043	8,983
Over six months through twelve months	13,691	24,207	17,350
Over twelve months	54,686	51,571	49,601
Total	$92,125	$94,420	$85,742

Average Deposits by Major Classification
	2015		2014		2013
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$96,146	-	$80,427	-	$73,384	-
Interest-bearing demand	134,342	0.21%	118,631	0.23%	109,383	0.24%
Municipals interest-bearing demand	115,975	0.34	120,540	0.33	104,314	0.37
Money market	65,413	0.24	58,333	0.22	65,744	0.20
Savings	217,561	0.37	208,629	0.37	202,053	0.41
Time	141,869	1.09	151,002	1.08	162,837	1.16
Time of $100,000 or more	92,495	1.30	91,522	1.26	91,124	1.31
Total	$863,801	0.51%	$829,084	0.53%	$808,839	0.58%

Short-term borrowings and long-term debt

Short-term borrowings comprising commercial sweep accounts grew $1,974,000, or 5.6%, to $37,163,000 at December 31, 2015.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2015, the Bank had a maximum borrowing capacity with the FHLB of approximately $252,827,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB had no outstanding borrowings with the FHLB at December 31, 2015 and 2014. In addition, the Bank maintains four unsecured Federal funds lines with four correspondent banks totaling $46,000,000. At December 31, 2015 and 2014, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the fourth quarter of 2015.

Total cash and cash equivalents, trading and available-for-sale securities and loans held-for-sale totaled $384,082,000 at December 31, 2015 and $398,051,000 at December 31, 2014. The $13,969,000 decrease in liquid sources is primarily the result of a $13,322,000 decrease in trading plus available-for-sale securities which, along with the increase in deposits, helped fund the growth in loans in 2015. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is still anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. An increase in interest rates, however, would result in decreased cash flow available from the investment portfolio.

Approximately $197,149,000 and $206,774,000 of available-for-sale securities at December 31, 2015 and 2014, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Other liabilities

The $442,000 decrease in other liabilities in 2015 consists of the change in purchased, but not settled, marketable securities totaling $494,000 at December 31, 2015 and $1,355,000 at December 31, 2014. QNB purchased municipal securities with trade dates in December and a funding and delivery date in January. This decrease was offset in part by a $254,000 increase in deferred revenue, a $69,000 increase to accrued post-retirement life insurance benefits, and a $56,000 increase to ATM transactions clearing. The increase in deferred revenue is related to a gain on sale of an OREO property in 2015 and a signing bonus for a third party debit card processor contract.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2015	2014	Amount	Percent
Common stock	$2,203	$2,176	$27	1.2%
Surplus	15,973	14,819	1,154	7.8
Retained earnings	75,289	70,928	4,361	6.1
Accumulated other comprehensive (loss) income, net of tax	(546)	907	(1,453)	-160.2
Treasury stock	(2,476)	(2,476)	-	-
Total shareholders' equity	$90,443	$86,354	$4,089	4.7%

Total shareholders’ equity increased $4,089,000, or 4.7%, to $90,443,000 at December 31, 2015 with retained earnings -- net income less dividends paid -- contributing $4,361,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $1,096,000. Accumulated other comprehensive income decreased $1,453,000, resulting from the decrease in fair value of the available-for-sale investment portfolio caused by increasing interest rates at the end of 2015 and the decline in the stock market. QNB remains “well capitalized” based on FDIC requirements.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2015 was $90,443,000, or 8.86% of total assets, compared to shareholders’ equity of $86,354,000, or 8.84% of total assets, at December 31, 2014. Shareholders’ equity at December 31, 2015 included a negative adjustment of $546,000 related to unrealized holding losses, net of taxes, on investment securities available for sale while shareholders’ equity at December 31, 2014 included a positive adjustment of $907,000, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Excluding these adjustments, shareholders’ equity to total assets would have been 8.91% and 8.75% at December 31, 2015 and 2014, respectively.

Average shareholders’ equity and average total assets were $88,642,000 and $987,894,000 for 2015, an increase of 7.3% and 4.2%, respectively, from 2014 average equity and average total assets of $82,623,000 and $947,864,000, respectively. The ratio of average total equity to total average assets was 8.97% for 2015, compared to 8.72% for 2014.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2015, $80,881,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $1.16 per share, $1.12 per share, and $1.08 per share in 2015, 2014 and 2013, respectively.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier 1 capital and Tier 2. Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”) became effective for QNB on January 1, 2015, with full compliance with all the of final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.

Under the final rules, minimum requirements increased for both the quantity and quality of capital held by banks. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. QNB continues to monitor the effect of these new rules on the business, operations and capital levels of the Company and the Bank.

Continuing to impact risk-weighted assets is the $28,347,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,291,000 at December 31, 2015, regulatory guidance required an additional $25,056,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of six pooled trust preferred securities (PreTSLs) held by the Bank as of December 31, 2015. The other pooled trust preferred security has only one tranche remaining so the treatment noted above does not apply. In 2015, compliance with the new regulatory capital rules resulted in higher risk-weighting for certain commercial real estate loans, delinquent loans and equity securities held by the Company.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $871,000 and $749,000 to capital during 2015 and 2014, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2015 and 2014, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2015 and 2014, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well-capitalized” criteria.

Capital Analysis (consolidated)
December 31,	2015	2014
Regulatory Capital
Shareholders' equity	$90,443	$86,354
Net unrealized securities losses /(gains), net of tax	546	(907)
Net unrealized losses on available-for-sale equity securities, net of tax	(167)	-
Disallowed goodwill and other disallowed intangible assets	(3)	(8)
Common equity tier I capital	90,819	N/A

Tier 1 capital	90,819	85,439
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,613	8,060
Unrealized gains on equity securities, net of tax	-	428
Total regulatory capital	$98,432	$93,927
Risk-weighted assets	$782,662	$667,818
Quarterly average assets for leverage capital purposes	$1,023,362	$987,527

Capital Ratios (consolidated)
December 31,	2015	2014
Common equity tier I capital / risk-weighted assets	11.60%	N/A
Tier 1 capital/risk-weighted assets	11.60%	12.79%
Total regulatory capital / risk-weighted assets	12.58%	14.06%
Tier 1 capital/average assets (leverage ratio)	8.87%	8.65%

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations

The following table presents, as of December 31, 2015, significant contractual obligations to third parties by payment date. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements.

December 31, 2015	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$99,829	$76,462	$51,085	-	$227,376
Short-term borrowings	37,163	-	-	-	37,163
Operating leases	472	785	561	$3,045	4,863
Total	$137,464	$77,247	$51,646	$3,045	$269,402

Commitments and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2015, the amounts and expected maturities of significant commitments. Discussion of the obligations can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for unfunded commitments totaled $59,000 at December 31, 2015 and 2014.

December 31, 2015	One year or less	After one year through three years	After three years through five years	After five years	Total
Commitments to extend credit
Commercial	$133,193	$26,417	$11,016	$14	$170,640
Residential real estate	1,700	-	-	-	1,700
Other (a)	15,263	816	-	44,073	60,152
Standby letters of credit	9,324	163	6	-	9,493
Total	$159,480	$27,396	$11,022	$44,087	$241,985

(a) Includes available amounts for overdraft protection program in one year or less

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon. The Company does not currently have any commitments for significant capital expenditures or other purchase obligations.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2015 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2015 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2015	2014
+300	-11.1%	-16.2%
+200	-7.5%	-10.9%
+100	-3.8%	-5.8%
-100	*NM	*NM

* certain short-term rates are below 1%

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

QNB is not subject to foreign currency exchange or commodity price risk. At December 31, 2015 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

Stock-Based Compensation

At December 31, 2015, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and nonqualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this item is set forth in Item 7, above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Reports of Independent Registered Public Accounting Firm	Page 47
Consolidated Balance Sheets	Page 49
Consolidated Statements of Income	Page 50
Consolidated Statements of Comprehensive Income (Loss)	Page 51
Consolidated Statements of Shareholders’ Equity	Page 52
Consolidated Statements of Cash Flows	Page 53
Notes to Consolidated Financial Statements	Page 54

Management’s Report on Internal Control over Financial Reporting

March 14, 2016

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2015, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their reports, which are included herein.

/s/ David W. Freeman	/s/ Janice McCracken Erkes
David W. Freeman	Janice McCracken Erkes
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

QNB Corp.

We have audited QNB Corp. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

March 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

QNB Corp.

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QNB Corp. and subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

March 14, 2016

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2015	2014
Assets
Cash and due from banks	$9,159	$11,102
Interest-bearing deposits in banks	7,832	7,143
Total cash and cash equivalents	16,991	18,245

Investment securities
Trading	4,189	4,207
Available-for-sale (amortized cost $362,742 and $373,844)	361,915	375,219
Held-to-maturity (fair value $151 and $156)	147	146
Restricted investment in bank stocks	508	647
Loans held-for-sale	987	380
Loans receivable	615,270	555,282
Allowance for loan losses	(7,554)	(8,001)
Net loans	607,716	547,281
Bank-owned life insurance	10,978	10,658
Premises and equipment, net	9,257	9,702
Accrued interest receivable	2,562	2,568
Other real estate owned	-	3,025
Net deferred tax assets	3,673	2,925
Other assets	2,013	2,132
Total assets	$1,020,936	$977,135

Liabilities
Deposits
Demand, non-interest bearing	$98,543	$86,920
Interest-bearing demand	274,925	251,986
Money market	67,172	58,199
Savings	221,770	211,240
Time	135,251	148,827
Time of $100,000 or more	92,125	94,420
Total deposits	889,786	851,592
Short-term borrowings	37,163	35,189
Accrued interest payable	330	344
Other liabilities	3,214	3,656
Total liabilities	930,493	890,781

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,524,363 shares and 3,481,227 shares issued; 3,359,794 and 3,316,658 shares outstanding	2,203	2,176
Surplus	15,973	14,819
Retained earnings	75,289	70,928
Accumulated other comprehensive (loss) income, net of tax	(546)	907
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	90,443	86,354
Total liabilities and shareholders' equity	$1,020,936	$977,135

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2015	2014	2013
Interest Income
Interest and fees on loans	$24,356	$22,759	$22,245
Interest and dividends on investment securities:
Taxable	5,219	5,406	5,611
Tax-exempt	2,009	2,223	2,682
Interest on trading securities	163	158	-
Interest on interest-bearing balances and other interest income	128	124	46
Total interest income	31,875	30,670	30,584
Interest Expense
Interest on deposits
Interest-bearing demand	678	673	649
Money market	158	126	133
Savings	806	770	820
Time	1,548	1,636	1,882
Time of $100,000 or more	1,199	1,155	1,189
Interest on short-term borrowings	117	114	111
Interest on long-term debt	-	70	249
Total interest expense	4,506	4,544	5,033
Net interest income	27,369	26,126	25,551
Provision for loan losses	200	400	400
Net interest income after provision for loan losses	27,169	25,726	25,151
Non-Interest Income
Total other-than-temporary impairment loss on investment securities	(55)	-	(43)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	-
Net other-than temporary impairment losses on investment securities	(55)	-	(43)
Net gain on sale of investment securities	838	1,112	867
Net gain on investment securities	783	1,112	824
Net gain on trading activities	33	156	-
Fees for services to customers	1,657	1,687	1,594
ATM and debit card	1,571	1,485	1,499
Retail brokerage and advisory	686	657	523
Bank-owned life insurance	307	472	320
Merchant	298	299	367
Net gain on sale of loans	356	258	425
Gain on sale of internet domain name	-	1,000	-
Other	341	416	261
Total non-interest income	6,032	7,542	5,813
Non-Interest Expense
Salaries and employee benefits	12,076	11,649	10,553
Net occupancy	1,762	1,705	1,638
Furniture and equipment	1,726	1,753	1,714
Marketing	805	841	971
Third party services	1,703	1,677	1,488
Telephone, postage and supplies	731	730	670
State taxes	681	617	690
FDIC insurance premiums	631	686	705
Other	2,283	1,968	1,797
Total non-interest expense	22,398	21,626	20,226
Income before income taxes	10,803	11,642	10,738
Provision for income taxes	2,570	2,644	2,346
Net Income	$8,233	$8,998	$8,392
Earnings Per Share - Basic	$2.47	$2.73	$2.58
Earnings Per Share - Diluted	$2.46	$2.72	$2.57

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
Year ended December 31,	2015			2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$10,803	$2,570	$8,233	$11,642	$2,644	$8,998	$10,738	$2,346	$8,392
Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(1,419)	(483)	(936)	7,657	2,604	5,053	(11,098)	(3,774)	(7,324)
Reclassification adjustment for gains included in net income	(783)	(266)	(517)	(1,112)	(378)	(734)	(824)	(280)	(544)
Other comprehensive (loss) income	(2,202)	(749)	(1,453)	6,545	2,226	4,319	(11,922)	(4,054)	(7,868)
Total comprehensive income (loss)	$8,601	$1,821	$6,780	$18,187	$4,870	$13,317	$(1,184)	$(1,708)	$524

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)	Number of shares outstanding	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, December 31, 2012	3,228,003	$2,121	$12,787	$60,735	$4,456	$(2,476)	$77,623
Net income	-	-	-	8,392	-	-	8,392
Other comprehensive (loss), net of tax	-	-	-	-	(7,868)	-	(7,868)
Cash dividends declared ($1.08 per share)	-	-	-	(3,509)	-	-	(3,509)
Stock issued in connection with dividend reinvestment and stock purchase plan	35,481	22	801	-	-	-	823
Stock issued for employee stock purchase plan	3,692	2	77	-	-	-	79
Stock issued for options exercised	4,482	3	9	-	-	-	12
Tax benefit of stock options exercised	-	-	2	-	-	-	2
Stock-based compensation expense	-	-	71	-	-	-	71
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income	-	-	-	8,998	-	-	8,998
Other comprehensive income, net of tax	-	-	-	-	4,319	-	4,319
Cash dividends declared ($1.12 per share)	-	-	-	(3,688)	-	-	(3,688)
Stock issued in connection with dividend reinvestment and stock purchase plan	29,288	18	731	-	-	-	749
Stock issued for employee stock purchase plan	3,239	2	72	-	-	-	74
Stock issued for options exercised	12,473	8	157	-	-	-	165
Tax benefit of stock options exercised	-	-	29	-	-	-	29
Stock-based compensation expense	-	-	83	-	-	-	83
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income	-	-	-	8,233	-	-	8,233
Other comprehensive (loss), net of tax	-	-	-	-	(1,453)	-	(1,453)
Cash dividends declared ($1.16 per share)	-	-	-	(3,872)	-	-	(3,872)
Stock issued in connection with dividend reinvestment and stock purchase plan	30,667	19	852	-	-	-	871
Stock issued for employee stock purchase plan	3,186	2	81	-	-	-	83
Stock issued for options exercised	9,283	6	115	-	-	-	121
Tax benefit of stock options exercised	-	-	21	-	-	-	21
Stock-based compensation expense	-	-	85	-	-	-	85
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2015	2014	2013
Operating Activities
Net income	$8,233	$8,998	$8,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,024	1,167	1,146
Provision for loan losses	200	400	400
Net gains on investment securities available-for-sale	(783)	(1,112)	(824)
Net loss on sale of repossessed assets, other real estate owned and premises and equipment	17	2	179
Net gain on sale of loans	(356)	(258)	(425)
Gain on sale of internet domain name	-	(1,000)	-
Proceeds from sales of residential mortgages held-for-sale	10,903	6,589	17,022
Origination of residential mortgages held-for-sale	(11,154)	(6,711)	(14,981)
Income on bank-owned life insurance	(307)	(472)	(320)
Stock-based compensation expense	85	83	71
Net decrease (increase) in trading securities	18	(4,207)	-
Deferred income tax expense	-	368	212
Net increase (decrease) in income taxes payable	77	(65)	35
Net decrease in accrued interest receivable	6	11	224
Amortization of mortgage servicing rights and change in valuation allowance	80	62	55
Net amortization of premiums and discounts on investment securities	2,094	2,148	2,265
Net decrease in accrued interest payable	(14)	(48)	(95)
(Increase) decrease in other assets	(71)	(100)	4,140
(Decrease) increase in other liabilities	(936)	122	(173)
Net cash provided by operating activities	9,116	5,977	17,323
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	94,372	82,360	110,123
Proceeds from the sale of investment securities available-for-sale	47,960	29,972	19,559
Purchases of investment securities available-for-sale	(132,048)	(92,017)	(130,213)
Proceeds from redemption of investment in restricted bank stock	1,319	3,673	656
Purchase of restricted bank stock	(1,180)	(2,556)	(176)
Net increase in loans	(60,850)	(55,263)	(28,751)
Net purchases of premises and equipment	(580)	(995)	(2,048)
Proceeds from sale of internet domain name	-	1,000	-
Redemption of bank-owned life insurance	-	234	-
Proceeds from sales of other real estate owned and repossessed assets	3,245	152	1,678
Net cash used by investing activities	(47,762)	(33,440)	(29,172)
Financing Activities
Net increase in non-interest bearing deposits	11,623	10,933	2,302
Net increase in interest-bearing deposits	26,571	26,127	10,592
Net increase in short-term borrowings	1,974	33	2,668
Repayments of long-term debt	-	(5,000)	(287)
Tax benefit from exercise of stock options	21	29	2
Cash dividends paid, net of reinvestment	(3,445)	(3,328)	(3,130)
Proceeds from issuance of common stock	648	628	535
Net cash provided by financing activities	37,392	29,422	12,682
(Decrease) increase in cash and cash equivalents	(1,254)	1,959	833
Cash and cash equivalents at beginning of year	18,245	16,286	15,453
Cash and cash equivalents at end of year	$16,991	$18,245	$16,286
Supplemental Cash Flow Disclosures
Interest paid	$4,520	$4,592	$5,128
Income taxes paid	2,479	2,310	2,095
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	215	373	3,521
Unsettled trades to purchase securities	494	1,355	-

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

Trading Securities

The Company engages in trading activities for its own account. Interest and dividends are included in interest income. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. In 2014, QNB sold approximately $5,000,000 in available-for-sale municipal securities and established a trading account with a broker with a balance of $4,207,000 at December 31, 2014, consisting of municipal securities and a brokerage cash account of $1,160,000. At December 31, 2015 the balance of municipal securities was $4,189,000 and a brokerage cash account was $1,349,000.

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

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $496,000 and the Atlantic Community Bankers Bank in the amount of $12,000 at December 31, 2015. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collection. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses

In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for loan losses. Such agencies may require QNB to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. When mortgage loans are sold, a portion of the cost of originating the loan is allocated to the servicing rights based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures servicing rights using the amortization method where servicing rights are amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis an independent third party determines the fair value of QNB’s servicing assets. These assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into other non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as other non-interest income when earned and netted against the amortization of mortgage servicing rights.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2015 and 2014, the Company had foreclosed assets of $0 and $3,025,000, respectively.

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

Buildings (in years)	10	to	40
Furniture and Equipment (in years)	3	to	10

Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized.

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the consolidated statement of income.

The Company follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2015, 2014 and 2013 was approximately $69,000, $21,000 and $19,000, respectively, and is included in non-interest expense under salaries and benefits expense. The increase in 2015 was a result of a reduction in the discount rate utilized to calculate the liability.

Stock-Based Compensation

At December 31, 2015, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $85,000, $83,000 and $71,000 for the years ended December 31, 2015, 2014 and 2013, respectively. There was no tax benefit recognized related to this compensation for the years ended December 31, 2015, 2014 and 2013.

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

Year ended December 31,	2015	2014	2013
Risk free interest rate	1.06%	0.69%	0.35%
Dividend yield	3.86	4.28	4.26
Volatility	26.7	28.1	34.1
Expected life (years)	5.0	5.0	5.0

The weighted average fair value per share of options granted during 2015, 2014 and 2013 was $4.38, $3.81 and $4.52, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2015. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2015, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income (loss) consists of net income and other comprehensive income (loss). For QNB, the primary component of other comprehensive income (loss) is the unrealized holding gains or losses on available-for-sale investment securities and unrealized losses on available-for-sale investment securities related to factors other than credit on debt securities.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2015 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to help improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 31, 2015. QNB does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Extraordinary and Unusual Items (Subtopic 225-20) which eliminates from U.S. Generally Accepted Accounting Principles (GAAP) the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.” To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. Stakeholders often questioned the decision-usefulness of labeling a transaction or event as extraordinary and indicated that it is difficult to ascertain whether an event or transaction satisfies both criteria. In light of this feedback and in a manner consistent with its simplification initiative, the FASB decided to eliminate the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. QNB does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

•

Limited partnerships will be variable interest entities (VIEs), unless the limited partners have either substantive kick-out or participating rights. Although more partnerships will be VIEs, it is less likely that a general partner will consolidate a limited partnership.

•

The ASU changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis. Specifically, it is less likely that the fees themselves will be considered a variable interest, that an entity will be a VIE, or that consolidation will result.

•

The ASU significantly amends how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. Specifically, the ASU will result in less frequent performance of the related-party tiebreaker test (and mandatory consolidation by one of the related parties) than under current U.S. GAAP.

•

For entities other than limited partnerships, the ASU clarifies how to determine whether the equity holders (as a group) have power over the entity (this will most likely result in a change to current practice). The clarification could affect whether the entity is a VIE.

This ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. QNB does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). QNB has no debt issued at this time so this ASU will not have a material impact on the Company.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to enhance the reporting model for financial instruments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It will require the following:

•	Equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income.
•

Equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment. Changes in value under either of these methods would be recognized in net income.

•

Entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value in other comprehensive income if it is related to instrument-specific credit risk.

•	Entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities.

This ASU is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. If QNB had adopted this guidance on December 31, 2015 it would have resulted in a reduction of net income of $167,000. There would have been no impact on shareholder’s equity as the equity securities held by QNB are already recorded at fair value through accumulated other comprehensive income (loss).

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2015	2014	2013
Numerator for basic and diluted earnings per share - net income	$8,233	$8,998	$8,392
Denominator for basic earnings per share - weighted average shares outstanding	3,337,505	3,291,939	3,248,397
Effect of dilutive securities - employee stock options	13,034	10,635	11,678
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,350,539	3,302,574	3,260,075
Earnings per share - basic	$2.47	$2.73	$2.58
Earnings per share - diluted	$2.46	$2.72	$2.57

There were 21,000, 28,700, and 49,800 stock options that were anti-dilutive as of December 31, 2015, 2014, and 2013 respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were no shares repurchased during the years ended December 31, 2015 or 2014. As of December 31, 2015 and 2014, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2015 and 2014 QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

Note 4 - Investment Securities

Trading

Starting in 2014, QNB engaged in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in net gain on trading activities in non-interest income. There were net realized and unrealized gains of $33,000 and $156,000 for the years ended December 31, 2015 and 2014, respectively. Unrealized gains on trading activity related to trading securities still held at December 31, 2015 and 2014 totaled $31,000 $24,000, respectively. Interest and dividends are included in interest income.

Trading securities, at fair value, at December 31, 2015 and 2014 were as follows:

Fair Value
Year ended December 31,	2015	2014
State and municipal	$4,189	$4,207

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Available-For-Sale

The amortized cost and fair values of investment securities available-for-sale at December 31, 2015 and 2014 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2015	value	gains	losses	cost
U.S. Government agency	$61,779	$88	$(490)	$62,181
State and municipal	78,954	1,554	(31)	77,431
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,681	944	(920)	136,657
Collateralized mortgage obligations (CMOs)	65,610	178	(1,178)	66,610
Pooled trust preferred	2,653	259	(897)	3,291
Corporate debt	9,004	15	(95)	9,084
Equity	7,234	516	(770)	7,488
Total investment securities available-for-sale	$361,915	$3,554	$(4,381)	$362,742

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2014	value	gains	losses	cost
U.S. Government agency	$62,665	$212	$(472)	$62,925
State and municipal	72,569	1,500	(150)	71,219
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,192	1,819	(466)	134,839
Collateralized mortgage obligations (CMOs)	87,662	330	(1,300)	88,632
Pooled trust preferred	2,439	160	(1,240)	3,519
Corporate debt	6,037	30	-	6,007
Equity	7,655	1,022	(70)	6,703
Total investment securities available-for-sale	$375,219	$5,073	$(3,698)	$373,844

The amortized cost and fair value of securities available-for-sale by contractual maturity at December 31, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2015	Fair value	cost
Due in one year or less	$6,737	$6,684
Due after one year through five years	208,947	209,272
Due after five years through ten years	118,971	118,909
Due after ten years	20,026	20,389
Equity securities	7,234	7,488
Total investment securities available-for-sale	$361,915	$362,742

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Proceeds from sales of investment securities available-for-sale were $47,960,000, $29,972,000 and $19,559,000 for the years ended December 31, 2015, 2014, and 2013 respectively.

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment (OTTI) of these investments.

December 31,	2015
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$714	$(23)	$(55)	$636
Debt securities	229	(82)	-	147
Total	$943	$(105)	$(55)	$783

December 31,	2014
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$1,051	$(6)	$-	$1,045
Debt securities	310	(243)	-	67
Total	$1,361	$(249)	$-	$1,112

December 31,	2013
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$672	$-	$(43)	$629
Debt securities	196	(1)	-	195
Total	$868	$(1)	$(43)	$824

The tax expense applicable to the net realized gains were $266,000, $378,000 and $280,000 for the years ended December 31, 2015, 2014, and 2013 respectively.

There were no other-than-temporary impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2015, 2014 or 2013.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the consolidated statement of income, but is recognized in other comprehensive income (loss). For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income (loss).

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2015 or 2014. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2015	2014
Balance, beginning of year	$1,153	$1,271
Reductions: sale, collateralized debt obligation	-	(118)
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of year	$1,153	$1,153

Held-To-Maturity

The amortized cost and fair values of investment securities held-to-maturity at December 31, 2015 and 2014 were as follows:

December 31,	2015				2014
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal	$147	$4	$-	$151	$146	$10	$-	$156

The amortized cost and fair value of securities held-to-maturity by contractual maturity at December 31, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
December 31, 2015	Fair value	cost
Due in one year or less	$151	$147
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$151	$147

There were no sales of investment securities classified as held-to-maturity during 2015, 2014, or 2013.

At December 31, 2015 and 2014, investment securities available-for-sale totaling $197,149,000 and $206,774,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Securities that have been in a continuous unrealized loss position are as follows:

December 31, 2015
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	32	$40,949	$(418)	$4,426	$(72)	$45,375	$(490)
State and municipal	20	6,646	(19)	1,555	(12)	8,201	(31)
Mortgage-backed	62	90,796	(871)	1,403	(49)	92,199	(920)
Collateralized mortgage obligations (CMOs)	49	28,372	(261)	26,354	(917)	54,726	(1,178)
Pooled trust preferred	5	-	-	2,193	(897)	2,193	(897)
Corporate debt	6	5,988	(95)	-	-	5,988	(95)
Equity	19	4,035	(695)	193	(75)	4,228	(770)
Total	193	$176,786	$(2,359)	$36,124	$(2,022)	$212,910	$(4,381)

December 31, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	29	$15,466	$(30)	$23,941	$(442)	$39,407	$(472)
State and municipal	39	3,452	(31)	11,964	(119)	15,416	(150)
Mortgage-backed	34	6,521	(15)	38,586	(451)	45,107	(466)
Collateralized mortgage obligations (CMOs)	51	2,003	(205)	35,687	(1,095)	37,690	(1,300)
Pooled trust preferred	5	-	-	1,978	(1,240)	1,978	(1,240)
Equity	7	1,303	(70)	-	-	1,303	(70)
Total	165	$28,745	$(351)	$112,156	$(3,347)	$140,901	$(3,698)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2015 in U.S. Government securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment as well as the individual issuer’s financial condition, industry, geographic and legal environment. Based on that evaluation the company recorded an impairment charge of $55,000 to non-interest income for an equity holding in December 2015. QNB has the ability and intent to hold the remaining securities in an unrealized loss position at December 31, 2015 and does not consider the remaining equity securities to be other-than-temporarily impaired.

QNB holds six pooled trust preferred securities as of December 31, 2015. These securities have a total amortized cost of $3,291,000 and a fair value of $2,653,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of December 31, 2015:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2015)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$202	$(41)	$-	$(1)	B1/BB	5	-	18.0%	140.8%
PreTSL XVII	Mezzanine	686	541	(145)	-	(222)	C/CC	33	5	26.7	91.5
PreTSL XIX	Mezzanine	958	579	(379)	-	-	Caa3/CC	39	12	11.3	96.2
PreTSL XXV	Mezzanine	766	493	(273)	-	(222)	C/C	45	5	28.9	88.4
PreTSL XXVI	Mezzanine	437	378	(59)	-	(270)	Caa3/C	44	7	25.9	95.8
PreTSL XXVI	Mezzanine	201	460	259	-	(438)	Caa3/C	44	7	25.9	95.8
Total		$3,291	$2,653	$(638)	$-	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Federal bank regulatory agencies released a final rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at December 31, 2015 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis we evaluate our trust preferred debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. No other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

●

Estimate of Future Cash Flows – Cash flows are constructed in an INTEXcalc valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment of 1% were forecasted. In addition to the base prepayment assumption, due to the enactment of the Dodd-Frank Act’s revised Tier 1 capital treatment, additional prepayment analysis was performed. Trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any U.S. bank holding company with an investment grade credit rating and any foreign banking organization would prepay their issuance as soon as possible. For those institutions rated below investment grade we assumed that any holding company that could refinance for a cost savings of more than 2 percent when compared to the approximate cost of long-term funding given their rating and marketplace interest rates, will refinance as soon as possible. For issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

●

Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers any available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance, whether the institution has received TARP funding, whether the TARP funding was redeemed or resold through a Treasury Department auction at a premium or discount, and whether the institution has shown the ability to generate additional capital either internally or externally.

●

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, for future defaults on the individual banks in the analysis for 2016 and beyond the rate used is calculated based on historic default averages and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. Default factors used in the cash flow analysis range from 0.26% to 0.50%.

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

Based upon the analysis performed by management as of December 31, 2015, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional write-downs in the future if additional deferrals and defaults occur.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2015	2014
Commercial:
Commercial and industrial	$124,397	$118,845
Construction	27,372	23,471
Secured by commercial real estate	235,171	203,534
Secured by residential real estate	63,164	53,077
State and political subdivisions	40,285	44,104
Indirect lease financing	10,371	7,685
Retail:
1-4 family residential mortgages	42,833	37,147
Home equity loans and lines	67,384	63,213
Consumer	4,286	4,175
Total loans	615,263	555,251
Net unearned costs	7	31
Loans receivable	$615,270	$555,282

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2015 and 2014, overdrafts were $203,000 and $142,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2015, there were no concentrations of loans exceeding 10% of total loans.

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

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2015 and 2014:

December 31, 2015	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$117,246	-	$7,151	$-	$124,397
Construction	27,355	-	17	-	27,372
Secured by commercial real estate	218,958	$361	15,852	-	235,171
Secured by residential real estate	60,286	34	2,844	-	63,164
State and political subdivisions	39,027	-	1,258	-	40,285
Indirect lease financing	10,168	-	203	-	10,371
	$473,040	$395	$27,325	$-	$500,760

December 31, 2014	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$111,560	$42	$7,243	$-	$118,845
Construction	22,981	128	362	-	23,471
Secured by commercial real estate	178,339	2,418	22,777	-	203,534
Secured by residential real estate	50,172	408	2,497	-	53,077
State and political subdivisions	42,771	-	1,333	-	44,104
Indirect lease financing	7,543	-	142	-	7,685
	$413,366	$2,996	$34,354	$-	$450,716

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2015 and 2014:

December 31, 2015	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$42,546	$287	$42,833
Home equity loans and lines	67,257	127	67,384
Consumer	4,286	-	4,286
	$114,089	$414	$114,503

December 31, 2014	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$36,922	$225	$37,147
Home equity loans and lines	63,109	104	63,213
Consumer	4,174	1	4,175
	$104,205	$330	$104,535

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2015 and 2014:

December 31, 2015	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$95	-	-	$95	$124,302	$124,397
Construction	63	-	-	63	27,309	27,372
Secured by commercial real estate	443	-	$935	1,378	233,793	235,171
Secured by residential real estate	-	$97	369	466	62,698	63,164
State and political subdivisions	-	-	-	-	40,285	40,285
Indirect lease financing	320	53	130	503	9,868	10,371
Retail:
1-4 family residential mortgages	641	234	-	875	41,958	42,833
Home equity loans and lines	272	-	45	317	67,067	67,384
Consumer	12	10	-	22	4,264	4,286
	$1,846	$394	$1,479	$3,719	$611,544	$615,263

December 31, 2014	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	-	-	-	-	$118,845	$118,845
Construction	$466	-	-	$466	23,005	23,471
Secured by commercial real estate	28	$332	$3,747	4,107	199,427	203,534
Secured by residential real estate	600	574	-	1,174	51,903	53,077
State and political subdivisions	-	-	-	-	44,104	44,104
Indirect lease financing	291	-	-	291	7,394	7,685
Retail:
1-4 family residential mortgages	526	-	-	526	36,621	37,147
Home equity loans and lines	66	49	-	115	63,098	63,213
Consumer	16	8	-	24	4,151	4,175
	$1,993	$963	$3,747	$6,703	$548,548	$555,251

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2015 and 2014:

December 31, 2015	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,433
Construction	-	-
Secured by commercial real estate	-	3,627
Secured by residential real estate	-	1,803
Indirect lease financing	$11	143
Retail:
1-4 family residential mortgages	-	287
Home equity loans and lines	-	127
Consumer	-	-
	$11	$9,420

December 31, 2014	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$2,171
Construction	-	337
Secured by commercial real estate	-	6,465
Secured by residential real estate	-	1,467
Indirect lease financing	-	-
Retail:
1-4 family residential mortgages	-	225
Home equity loans and lines	-	104
Consumer	-	1
	$-	$10,770

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

Activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 are as follows:

Year ended December 31, 2015	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of year
Commercial:
Commercial and industrial	$1,892	$(353)	$(56)	$38	$1,521
Construction	297	(11)	-	-	286
Secured by commercial real estate	2,700	(214)	(84)	9	2,411
Secured by residential real estate	1,630	687	(531)	26	1,812
State and political subdivisions	221	1	-	-	222
Indirect lease financing	93	76	(21)	16	164
Retail:
1-4 family residential mortgages	312	38	-	-	350
Home equity loans and lines	453	(47)	-	22	428
Consumer	85	57	(95)	29	76
Unallocated	318	(34)	N/A	N/A	284
	$8,001	$200	$(787)	$140	$7,554

Year ended December 31, 2014	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of year
Commercial:
Commercial and industrial	$2,044	$(202)	$(17)	$67	$1,892
Construction	439	(142)	-	-	297
Secured by commercial real estate	2,898	(131)	(70)	3	2,700
Secured by residential real estate	1,632	1,019	(1,069)	48	1,630
State and political subdivisions	186	35	-	-	221
Loans to depository institutions	4	(4)	-	-	-
Indirect lease financing	103	15	(39)	14	93
Retail:
1-4 family residential mortgages	303	103	(95)	1	312
Home equity loans and lines	583	(84)	(156)	110	453
Consumer	64	142	(167)	46	85
Unallocated	669	(351)	N/A	N/A	318
	$8,925	$400	$(1,613)	$289	$8,001

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

Year ended December 31, 2013	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of year
Commercial:
Commercial and industrial	$2,505	$(421)	$(68)	$28	$2,044
Construction	209	230	-	-	439
Secured by commercial real estate	3,795	(259)	(639)	1	2,898
Secured by residential real estate	1,230	743	(401)	60	1,632
State and political subdivisions	260	(75)	-	1	186
Loans to depository institutions	15	(11)	-	-	4
Indirect lease financing	168	(93)	(2)	30	103
Retail:
1-4 family residential mortgages	324	(21)	-	-	303
Home equity loans and lines	582	207	(234)	28	583
Consumer	27	88	(77)	26	64
Unallocated	657	12	N/A	N/A	669
	$9,772	$400	$(1,421)	$174	$8,925

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,288,000 and $1,897,000 as of December 31, 2015 and 2014, respectively. Non-performing TDRs totaled $990,000 and $3,690,000 as of December 31, 2015 and 2014, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $5,000, $909,000 and $551,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

December 31,	2015		2014
	Recorded investment (balance)	Related allowance	Recorded investment (balance)	Related allowance

TDRs with no specific allowance recorded	$1,787	-	$4,588	-
TDRs with an allowance recorded	491	$491	999	$813
	$2,278	$491	$5,587	$813

The TDR concessions made during the year ended December 31, 2015 involved an extension of a maturity date, disbursement of additional funds and concessions to lower the monthly payment. As of December 31, 2015 and 2014, QNB had commitments of $1,919,000 and $1,729,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

The following table presents loans, by loan class, modified as TDRs during the years ended December 31, 2015 and 2014. The pre-modification outstanding recorded investment disclosed represents the carrying amounts immediately prior to the modification of the loan. The post-modification outstanding recorded investment is net of loan repayments.

Year ended December 31,	2015			2014
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	1	$47	$46	-	-	-
Secured by commercial real estate	1	400	397	-	-	-
Retail:
1-4 family residential mortgages	1	142	141	-	-	-
Home equity loans and lines	-	-	-	1	$25	$25
	3	$589	$584	1	$25	$25

There were no loans modified as TDRs, included above, within the previous 12 months from December 31, 2015 and 2014, for which there was a payment default, past due 60 days or more, during the respective year end.

The company has seven mortgage loans secured by residential real estate for which foreclosure proceedings are in process at December 31, 2015. The recorded investment is $197,000.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2015	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,521	$712	$809	$124,397	$4,586	$119,811
Construction	286	-	286	27,372	364	27,008
Secured by commercial real estate	2,411	14	2,397	235,171	6,998	228,173
Secured by residential real estate	1,812	203	1,609	63,164	2,113	61,051
State and political subdivisions	222	-	222	40,285	-	40,285
Indirect lease financing	164	20	144	10,371	146	10,225
Retail:
1-4 family residential mortgages	350	25	325	42,833	583	42,250
Home equity loans and lines	428	-	428	67,384	151	67,233
Consumer	76	-	76	4,286	-	4,286
Unallocated	284	N/A	N/A	N/A	N/A	N/A
	$7,554	$974	$6,296	$615,263	$14,941	$600,322

	Allowance for Loan Losses			Loans Receivable
December 31, 2014	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,892	$1,095	$797	$118,845	$7,115	$111,730
Construction	297	-	297	23,471	362	23,109
Secured by commercial real estate	2,700	-	2,700	203,534	11,546	191,988
Secured by residential real estate	1,630	91	1,539	53,077	1,567	51,510
State and political subdivisions	221	-	221	44,104	-	44,104
Indirect lease financing	93	-	93	7,685	16	7,669
Retail:
1-4 family residential mortgages	312	4	308	37,147	341	36,806
Home equity loans and lines	453	4	449	63,213	129	63,084
Consumer	85	-	85	4,175	1	4,174
Unallocated	318	N/A	N/A	N/A	N/A	N/A
	$8,001	$1,194	$6,489	$555,251	$21,077	$534,174

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following table summarizes additional information in regards to impaired loans by loan portfolio class as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,629	$3,923	$-	$5,894	$6,056	$-
Construction	364	364	-	362	444	-
Secured by commercial real estate	6,932	7,416	-	11,546	12,198	-
Secured by residential real estate	942	1,653	-	903	1,427	-
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	3	3	-	16	16	-
Retail:
1-4 family residential mortgages	393	406	-	225	250	-
Home equity loans and lines	151	201	-	72	93	-
Consumer	-	-	-	1	1	-
	$12,414	$13,966	$-	$19,019	$20,485	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$957	$1,086	$712	$1,221	$1,419	$1,095
Construction	-	-	-	-	-	-
Secured by commercial real estate	66	66	14	-	-	-
Secured by residential real estate	1,171	1,279	203	664	748	91
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	143	145	20	-	-	-
Retail:
1-4 family residential mortgages	190	197	25	116	116	4
Home equity loans and lines	-	-	-	57	76	4
Consumer	-	-	-	-	-	-
	$2,527	$2,773	$974	$2,058	$2,359	$1,194

Total:
Commercial:
Commercial and industrial	$4,586	$5,009	$712	$7,115	$7,475	$1,095
Construction	364	364	-	362	444	-
Secured by commercial real estate	6,998	7,482	14	11,546	12,198	-
Secured by residential real estate	2,113	2,932	203	1,567	2,175	91
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	146	148	20	16	16	-
Retail:
1-4 family residential mortgages	583	603	25	341	366	4
Home equity loans and lines	151	201	-	129	169	4
Consumer	-	-	-	1	1	-
	$14,941	$16,739	$974	$21,077	$22,844	$1,194

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following table presents additional information in regards to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,	2015		2014		2013
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$6,108	$169	$9,305	$331	$6,732	$34
Construction	396	20	1,050	2	3,179	46
Secured by commercial real estate	7,370	149	12,304	344	13,765	399
Secured by residential real estate	1,544	-	2,452	-	3,090	23
State and political subdivisions	-	-	-	-	1,636	53
Indirect lease financing	43	1	26	1	63	-
Retail:
1-4 family residential mortgages	448	6	460	5	495	5
Home equity loans and lines	135	1	169	-	293	-
Consumer	2	-	2	-	1	-
	$16,046	$346	$25,768	$683	$29,254	$560

Note 6 – Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2015	2014
Land and buildings	$11,301	$11,138
Furniture and equipment	12,936	12,576
Leasehold improvements	2,322	2,313
Book value	26,559	26,027
Accumulated depreciation and amortization	(17,302)	(16,325)
Net book value	$9,257	$9,702

Depreciation and amortization expense on premises and equipment amounted to $1,024,000, $1,167,000, and $1,146,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7 – Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $79,295,000 and $79,572,000 at December 31, 2015 and 2014, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2015	2014	2013
Balance at beginning of year	$504	$519	$448
Mortgage servicing rights capitalized	79	48	126
Mortgage servicing rights amortized	(87)	(71)	(92)
Fair market value adjustments	8	8	37
Balance at end of year	$504	$504	$519

The balance of these mortgage servicing rights are included in other assets at December 31, 2015 and 2014 and the fair value of these rights was $642,000 and $601,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 10% to 12% for both 2015 and 2014.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Intangible Assets and Loan Servicing (continued)

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2016	$85
2017	72
2018	61
2019	51
2020	43

On November 26, 2014, QNB transferred its former internet domain name to a third party and recorded a gain of $1,000,000, as disclosed in a Form 8-K filing dated December 2, 2014. As a result of the purchase of an additional domain name, QNB recorded the purchase price of $8,000 as an intangible asset in other assets in 2014. This asset has no amortization expense as it has an indefinite life.

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $227,376,000 and $243,247,000 at December 31, 2015 and 2014, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2015 and 2014 were $34,507,000 and $34,118,000, respectively.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

2016	$99,829
2017	50,419
2018	26,043
2019	18,860
2020	32,225
Thereafter	-
Total time deposits	$227,376

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short-term borrowings (b)
2015
Balance	$37,163	$-
Maximum indebtedness at any month end	37,163	-
Daily average indebtedness outstanding	31,364	547
Average rate paid for the year	0.37%	0.34%
Average rate on period-end borrowings	0.37	-
2014
Balance	$35,189	$-
Maximum indebtedness at any month end	35,189	-
Daily average indebtedness outstanding	29,574	2,042
Average rate paid for the year	0.37%	0.30%
Average rate on period-end borrowings	0.37	-
(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $47,309,000 and $47,501,000 and a fair value of $47,200,000 and $47,719,000 and at December 31, 2015 and 2014, respectively. These securities are held in safekeeping at the Federal Reserve Bank of Philadelphia.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has four unsecured Federal funds lines granted by correspondent banks totaling $46,000,000. Federal funds purchased under these lines were $0 at both December 31, 2015 and 2014.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $496,000 and $635,000 at December 31, 2015 and 2014, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $252,827,000. QNB had no borrowings outstanding with the FHLB at December 31, 2015 or December 31, 2014.

Note 11 – Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2015	2014	2013
Current Federal income taxes	$2,519	$2,276	$2,134
Current state income taxes	51	-	-
Deferred Federal income taxes	-	368	212
Net provision	$2,570	$2,644	$2,346

At December 31, 2015 and 2014, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2015	2014
Deferred tax assets
Allowance for loan losses	$2,568	$2,720
Net unrealized holding losses on investment securities available-for-sale	193	-
Impaired securities	463	477
Non-credit OTTI on investment securities available-for-sale	88	204
Non-accrual interest income	489	446
OREO expenses	-	44
Deferred rent	73	64
Deferred revenue	114	27
Incurred but not reported (IBNR) medical expense	43	39
Depreciation	4	-
Other	38	48
Total deferred tax assets	4,073	4,069
Deferred tax liabilities
Depreciation	-	90
Mortgage servicing rights	171	171
Net unrealized holding gains on investment securities available-for-sale	-	671
Prepaid expenses	193	188
Other	36	24
Total deferred tax liabilities	400	1,144
Net deferred tax asset	$3,673	$2,925

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes (continued)

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

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year ended December 31,	2015		2014		2013
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$3,673	34.0%	$3,958	34.0%	$3,651	34.0%
Tax-exempt interest and dividend income	(1,126)	(10.4)	(1,212)	(10.4)	(1,249)	(11.7)
Bank-owned life insurance	(104)	(1.0)	(106)	(0.9)	(109)	(1.0)
Life insurance proceeds	-	-	(54)	(0.5)	-	-
Stock-based compensation expense	29	0.3	28	0.2	24	0.2
State income tax	34	0.3	-	-	-	-
Other	64	0.6	30	0.3	29	0.3
Total provision	$2,570	23.8%	$2,644	22.7%	$2,346	21.8%

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to three percent. In addition, the plan provides for safe harbor non-elective contributions of five percent of total compensation by QNB. QNB contributed a matching contribution of approximately $240,000, $224,000 and $203,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and a safe harbor contribution of approximately $441,000 for 2015, $421,000 for 2014, and $388,000 for 2013.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2011 Annual Meeting, shareholders approved the 2011 Employee Stock Purchase Plan (the 2011 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2015, 15,976 shares were issued under the 2011 Plan. The 2011 Plan expires May 31, 2016.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2015			2014			2013
Shares		3,186			3,239			3,692
Price per share	$25.20	and	$26.73	$22.32	and	$23.40	$20.88	and	$21.74

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

The 1998 Plan authorized the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2015, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and 0 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2015, there were 184,200 options granted, 55,325 options forfeited, 46,000 options exercised and 82,875 options outstanding under this Plan. The 2005 Plan expired March 15, 2015.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Option Plan (continued)

The QNB Corp. 2015 Stock Incentive Plan authorizing the issuance of 300,000 shares was approved at the Company’s 2015 Annual Meeting of Shareholders. The terms of the 2015 Plan are identical to the 2005 plan. There were no options granted, forfeited, exercised or outstanding under this Plan as of December 31, 2015.

As of December 31, 2015, there was approximately $73,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 25 months.

Stock option activity during 2015, 2014, and 2013 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	128,225	$22.72
Exercised	(29,825)	20.23
Forfeited	(2,600)	19.79
Granted	20,000	23.20
Outstanding at December 31, 2013	115,800	23.51
Exercised	(20,050)	17.82
Forfeited	(27,375)	29.66
Granted	20,000	25.16
Outstanding at December 31, 2014	88,375	23.27
Exercised	(13,750)	18.11
Forfeited	(12,750)	31.80
Granted	21,000	29.25
Outstanding at December 31, 2015	82,875	$24.33	2.29	$594
Exercisable at December 31, 2015	28,775	$20.90	0.65	$305

As of December 31, 2015, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	11,020	$20.00	0.07	11,020	$20.00
	15,380	21.35	1.07	15,380	21.35
	2,375	22.11	0.66	2,375	22.11
	16,450	23.20	2.06	-	-
	16,650	25.16	3.08	-	-
	21,000	29.25	4.08	-	-
Outstanding at December 31, 2015	82,875	$24.33	2.29	28,775	$20.90

The tax benefits and intrinsic value related to total stock options exercised during 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Tax benefits related to stock options exercised	$21	$29	$2
Intrinsic value of stock options exercised	148	161	91

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Related Party Transactions

QNB has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies. The following table presents activity and amounts due from directors, principal officers, and their related interests. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These transactions did not involve more than normal risk of collectability or present any other unfavorable features.

Balance, December 31, 2014	$12,217
New loans	13,456
Repayments	(14,551)
Balance, December 31, 2015	$11,122

The following table provides additional information regarding transactions with related parties.

December 31, 2015
Commitments to extend credit	$4,200
Letters of credit	1,000
Deposits received	8,452

Note 15 – Commitments and Contingencies

Financial instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2015	2014
Commitments to extend credit and unused lines of credit	$232,492	$203,496
Standby letters of credit	9,493	6,276
Total financial instrument commitments	$241,985	$209,772

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued is not material.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (continued)

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2015 are as follows:

Minimum lease payments
2016	$472
2017	417
2018	368
2019	341
2020	220
Thereafter	3,045

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from one to ten years and certain leases allow for multiple extensions. With the exception of the renewals for a land lease related to a permanent branch site, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2015. Rent expense under leases, which includes common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2015, 2014 and 2013, was $621,000, $553,000 and $560,000, respectively.

Note 16 – Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2015, 2014 and 2013:

Year ended December 31,	2015	2014	2013
Unrealized net holding (losses) gains on available-for-sale securities	$(568)	$1,975	$(4,281)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(259)	(600)	(889)
Accumulated other comprehensive (loss) income	(827)	1,375	(5,170)
Tax effect	281	(468)	1,758
Accumulated other comprehensive (loss) income, net of tax	$(546)	$907	$(3,412)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013:

Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive income	2015	2014	2013	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$838	$1,112	$867	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(55)	-	(43)	Net other-than-temporary impairment losses on investment securities
	783	1,112	824
Tax effect	(266)	(378)	(280)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$517	$734	$544	Net of tax

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal	-	$4,189	-	$4,189
Securities available-for-sale
U.S. Government agency	-	61,779	-	61,779
State and municipal	-	78,954	-	78,954
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	-	136,681	-	136,681
Collateralized mortgage obligations (CMOs)	-	65,610	-	65,610
Pooled trust preferred	-	-	$2,653	2,653
Corporate debt	-	9,004	-	9,004
Equity	$7,234	-	-	7,234
Total securities available-for-sale	$7,234	$352,028	$2,653	$361,915
Total recurring fair value measurements	$7,234	$356,217	$2,653	$366,104

Nonrecurring fair value measurements*
Impaired loans	$-	$-	$1,698	$1,698
Mortgage servicing rights	-	-	133	133
Total nonrecurring fair value measurements	$-	$-	$1,831	$1,831

*impairment

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

Nonrecurring fair value measurements*
Impaired loans	$-	$-	$3,715	$3,715
Mortgage servicing rights	-	-	112	112
Total nonrecurring fair value measurements	$-	$-	$3,827	$3,827

*impairment

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2015	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$1,331	Appraisal of collateral (1)	Appraisal adjustments (2)	-15%	to	-80%
			Liquidation expenses (3)		-10%
Impaired loans	$199	Used commercial vehicle and equipment guides	Guide value discounts (4)	0%	to	-30%
Impaired loans	$168	Financial statement values for UCC collateral	Financial statement value discounts (5)	-25%	to	-70%
Mortgage servicing rights (in years)	$133	Discounted cash flow	Remaining term	3	-	28
			Discount rate	10%	to	12%

	Quantitative information about Level 3 fair value measurements
December 31, 2014	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$953	Appraisal of collateral (1)	Appraisal adjustments (2)	-20%	to	-100%
			Liquidation expenses (3)		-10%
Impaired loans	$112	Discounted cash flow (6)	Discount rate		6.375%
Impaired loans	$2,650	Agreement of sale (7)
Mortgage servicing rights (in years)	$112	Discounted cash flow	Remaining term	2	-	28
			Discount rate	10%	to	12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided then additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.
(6)	Fair value is determined using the cash flow of the borrower and the effective interest rate of the original note.
(7)	Fair value is determined by the net amount due.

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

	Fair value measurements using
	significant unobservable inputs
	(Level 3)
Securities available-for-sale	2015	2014
Balance, beginning of year	$2,439	$2,069
Payments received	(228)	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	442	370
Transfers in and/or out of Level 3	-	-
Balance, end of year	$2,653	$2,439

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2015 and 2014. There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2015 and 2014, respectively.

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 4, despite the fact that there were some trades during 2015, the market for these securities at December 31, 2015 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2015;
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

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.16% to 7.67%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2015 and 2014:

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

Impaired Loans (generally carried at fair value): Impaired loans are loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Included in the fair value of impaired loans at December 31, 2015 and 2014 were $145,000 and $2,851,000, respectively, of loans that had no specific reserves required at year end; however, were partially charged-off at year end.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2015	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,991	$16,991	$16,991	-	-
Investment securities:
Trading	4,189	4,189	-	$4,189	-
Available-for-sale	361,915	361,915	7,234	352,028	$2,653
Held-to-maturity	147	151	-	151	-
Restricted investment in bank stocks	508	508	-	508	-
Loans held-for-sale	987	1,004	-	1,004	-
Net loans	607,716	610,315	-	-	610,315
Mortgage servicing rights	504	642	-	-	642
Accrued interest receivable	2,562	2,562	-	2,562	-

Financial liabilities
Deposits with no stated maturities	$662,410	$662,410	$662,410	-	$-
Deposits with stated maturities	227,376	227,862	-	$227,862	-
Short-term borrowings	37,163	37,163	37,163	-	-
Accrued interest payable	330	330	-	330	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

			Fair value measurements
December 31, 2014	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$18,245	$18,245	$18,245	-	-
Investment securities:
Trading	4,207	4,207	-	$4,207	-
Available-for-sale	375,219	375,219	7,655	365,125	$2,439
Held-to-maturity	146	156	-	156	-
Restricted investment in bank stocks	647	647	-	647	-
Loans held-for-sale	380	394	-	394	-
Net loans	547,281	544,126	-	-	544,126
Mortgage servicing rights	504	601	-	-	601
Accrued interest receivable	2,568	2,568	-	2,568	-

Financial liabilities
Deposits with no stated maturities	$608,345	$608,345	$608,345	-	$-
Deposits with stated maturities	243,247	244,152	-	$244,152	-
Short-term borrowings	35,189	35,189	35,189	-	-
Accrued interest payable	344	344	-	344	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

Note 18 – Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2015	2014
Assets
Cash and cash equivalents	$79	$48
Investment securities available-for-sale	7,234	7,655
Investment in subsidiary	83,103	79,112
Other assets	163	3
Total assets	$90,579	$86,818

Liabilities
Other liabilities	$136	$464

Shareholders' equity	$90,443	$86,354
Total liabilities and shareholders' equity	$90,579	$86,818

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Parent Company Financial Information (continued)

Statements of Income
Year ended December 31,	2015	2014	2013
Dividends from subsidiary	$3,228	$2,925	$3,512
Interest, dividend and other income	180	142	99
Securities gains	636	1,045	629
Total income	4,044	4,112	4,240
Expenses	298	313	285
Income before applicable income taxes and equity in undistributed income of subsidiary	3,746	3,799	3,955
Provision for income taxes	163	292	151
Income before equity in undistributed income of subsidiary	3,583	3,507	3,804
Equity in undistributed income of subsidiary	4,650	5,491	4,588
Net income	$8,233	$8,998	$8,392

Statements of Comprehensive Income (Loss)
Year ended December 31,	2015			2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$10,803	$2,570	$8,233	$11,642	$2,644	$8,998	$10,738	$2,346	$8,392
Other comprehensive income (loss):
Net unrealized holding gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(1,419)	(483)	(936)	7,657	2,604	5,053	(11,098)	(3,774)	(7,324)
Reclassification adjustment for gains included in net income	(783)	(266)	(517)	(1,112)	(378)	(734)	(824)	(280)	(544)
Other comprehensive (loss) income	(2,202)	(749)	(1,453)	6,545	2,226	4,319	(11,922)	(4,054)	(7,868)
Total comprehensive income (loss)	$8,601	$1,821	$6,780	$18,187	$4,870	$13,317	$(1,184)	$(1,708)	$524

Statements of Cash Flows
Year ended December 31,	2015	2014	2013
Operating Activities
Net income	$8,233	$8,998	$8,392
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(4,650)	(5,491)	(4,588)
Net securities gains	(636)	(1,045)	(629)
Stock-based compensation expense	85	83	71
(Decrease) increase in other liabilities	(87)	225	-
(Increase) decrease in other assets	(2)	12	443
Deferred income tax provision	13	29	-
Net cash provided by operating activities	2,956	2,811	3,689
Investing activities
Purchase of investment securities	(3,862)	(4,955)	(3,763)
Proceeds from sale of investment securities	3,713	4,839	2,589
Net cash used by investing activities	(149)	(116)	(1,174)
Financing activities
Cash dividend paid	(3,445)	(3,328)	(3,130)
Proceeds from issuance of common stock	648	628	535
Tax benefit from exercise of stock options	21	29	2
Net cash used by financing activities	(2,776)	(2,671)	(2,593)
Increase (decrease) in cash and cash equivalents	31	24	(78)
Cash and cash equivalents at beginning of year	48	24	102
Cash and cash equivalents at end of year	$79	$48	$24

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

Under the final rules, minimum requirements increased for both the quantity and quality of capital held by banks. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2015, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$98,432	12.58%	$62,613	8.00%	$78,266	10.00%
Bank	91,091	11.97	60,874	8.00	76,093	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	90,819	11.60	46,960	6.00	46,960	6.00
Bank	83,478	10.97	45,656	6.00	60,874	8.00

Common equity tier 1 capital (to risk-weighted assets)
Consolidated	90,819	11.60	35,220	4.50	N/A	N/A
Bank	83,478	10.97	34,242	4.50	49,460	6.50

Tier 1 capital (to average assets):
Consolidated	90,819	8.87	40,934	4.00	N/A	N/A
Bank	83,478	8.22	40,632	4.00	50,790	5.00

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Regulatory Restrictions (continued)

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$93,927	14.06%	$53,425	8.00%	N/A	N/A
Bank	86,884	13.14	52,891	8.00	$66,114	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	85,439	12.79	26,713	4.00	N/A	N/A
Bank	78,824	11.92	26,446	4.00	39,669	6.00

Tier 1 capital (to average assets):
Consolidated	85,439	8.65	39,501	4.00	N/A	N/A
Bank	78,824	8.04	39,237	4.00	49,047	5.00

Note 20 – Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2015 and 2014 are in the following table:

	Quarters Ended 2015				Quarters Ended 2014
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Interest income	$7,807	$7,746	$8,138	$8,184	$7,527	$7,588	$7,741	$7,814
Interest expense	1,120	1,104	1,123	1,159	1,134	1,091	1,156	1,163
Net interest income	6,687	6,642	7,015	7,025	6,393	6,497	6,585	6,651
Provision for loan losses	-	60	-	140	-	-	-	400
Non-interest income	1,677	1,599	1,493	1,263	1,812	1,625	1,517	2,588
Non-interest expense	5,527	5,664	5,573	5,634	5,212	5,314	5,478	5,622
Income before income taxes	2,837	2,517	2,935	2,514	2,993	2,808	2,624	3,217
Provision for income taxes	701	583	715	571	697	636	580	731
Net Income	$2,136	$1,934	$2,220	$1,943	$2,296	$2,172	$2,044	$2,486
Earnings Per Share - basic *	$0.64	$0.58	$0.66	$0.58	$0.70	$0.66	$0.62	$0.75
Earnings Per Share - diluted *	$0.64	$0.58	$0.66	$0.58	$0.70	$0.66	$0.62	$0.75

* Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to QNB’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Report.

b)	Internal Control over Financial Reporting

Information required by this item is set forth in Management’s Report and Report of Independent Registered Public Accounting Firm, both of which are incorporated by reference into this item.

c)	Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2015 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders under the captions:

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

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders under the captions:

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2015. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
2005 Stock option plan	82,875	$24.33	-
2011 Employee stock purchase plan	-	-	14,024
2015 Stock option plan	-	-	300,000
Equity compensation plans not approved by QNB shareholders
None	-	-	-
Total	82,875	$24.33	314,024

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders under the captions:

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders under the captions:

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders under the captions:

•	“Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors”
•	“Audit Fees, Audit Related Fees, Tax Fees, and All Other Fees”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           1. Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof.

Reports of Independent Registered Public Accounting Firm

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

3. The following exhibits are incorporated by reference herein or filed with this Form 10-K:

3(i)-

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 10, 2015)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 10, 2015)

10.1-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999)

10.2-	QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005)

10.3-	QNB Corp. 2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-175788 on Form S-8, filed with the Commission on July 26, 2011)

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

10.9-	Change of Control Agreement between Registrant and Christopher T. Cattie.

10.10-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)

21-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

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
March 14, 2016
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dennis Helf	Director, Chairman	March 14, 2016
Dennis Helf

/s/ David W. Freeman	Chief Executive Officer,	March 14, 2016
David W. Freeman	Principal Executive
Officer and Director
/s/ Autumn R. Bayles	Director	March 14, 2016
Autumn R. Bayles

/s/ Thomas J. Bisko	Director	March 14, 2016
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 14, 2016
Kenneth F. Brown, Jr.

/s/ Jennifer L. Mann	Director	March 14, 2016
Jennifer L. Mann

/s/ Anna Mae Papso	Director	March 14, 2016
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 14, 2016
Gary S. Parzych

/s/ Henry L. Rosenberger	Director	March 14, 2016
Henry L. Rosenberger

/s/ W. Randall Stauffer	Director	March 14, 2016
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 14, 2016
Scott R. Stevenson

/s/ Janice McCracken Erkes	Chief Financial Officer	March 14, 2016
Janice McCracken Erkes	(Principal Financial Officer)

/s/ Phillip N. Geiger	Chief Accounting Officer	March 14, 2016
Phillip N. Geiger	(Principal Accounting Officer)

 QNB CORP.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2015

EXHIBIT INDEX

Exhibit

3(i)-

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 10, 2015)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 10, 2015)

10.1-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999)

10.2-	QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005)

10.3-	QNB Corp. 2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-175788 on Form S-8, filed with the Commission on July 26, 2011)

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

10.9-	Change of Control Agreement between Registrant and Christopher T. Cattie.

10.10-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)

21-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

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