Form 10-Q
period 2016-03-31
QNB CORP
filed 2016-05-09
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               March 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ☑
Non-accelerated filer ____	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, par value $0.625	3,382,003

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data)
	(unaudited)
	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$8,918	$9,159
Interest-bearing deposits in banks	23,220	7,832
Total cash and cash equivalents	32,138	16,991

Investment securities
Trading	4,006	4,189
Available-for-sale (amortized cost $341,778 and $362,742)	345,118	361,915
Held-to-maturity (fair value $150 and $151)	147	147
Restricted investment in bank stocks	508	508
Loans held-for-sale	90	987
Loans receivable	601,686	615,270
Allowance for loan losses	(7,556)	(7,554)
Net loans	594,130	607,716
Bank-owned life insurance	11,050	10,978
Premises and equipment, net	9,072	9,257
Accrued interest receivable	2,610	2,562
Net deferred tax assets	2,273	3,673
Other assets	3,410	2,013
Total assets	$1,004,552	$1,020,936

Liabilities
Deposits
Demand, non-interest bearing	$105,660	$98,543
Interest-bearing demand	233,177	274,925
Money market	70,262	67,172
Savings	229,158	221,770
Time	133,413	135,251
Time of $100 or more	93,690	92,125
Total deposits	865,360	889,786
Short-term borrowings	40,426	37,163
Accrued interest payable	332	330
Other liabilities	3,479	3,214
Total liabilities	909,597	930,493

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,546,492 shares and 3,524,363 shares issued; 3,381,923 and 3,359,794 shares outstanding	2,217	2,203
Surplus	16,468	15,973
Retained earnings	76,542	75,289
Accumulated other comprehensive income (loss), net of tax	2,204	(546)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	94,955	90,443
Total liabilities and shareholders' equity	$1,004,552	$1,020,936

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data - unaudited)
Three months ended March 31,	2016	2015
Interest income
Interest and fees on loans	$6,352	$5,881
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,356	1,342
Tax-exempt	516	486
Interest on trading securities	40	41
Interest on interest-bearing balances and other interest income	16	57
Total interest income	8,280	7,807

Interest expense
Interest on deposits
Interest-bearing demand	152	166
Money market	47	36
Savings	226	196
Time	373	396
Time of $100 or more	318	295
Interest on short-term borrowings	43	31
Total interest expense	1,159	1,120
Net interest income	7,121	6,687
Provision for loan losses	125	-
Net interest income after provision for loan losses	6,996	6,687

Non-interest income
Total other-than-temporary impairment loss on investment securities	(70)	-
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net other-than temporary impairment losses on investment securities	(70)	-
Net gain on sale of investment securities	389	503
Net gain on investment securities	319	503
Net gain on trading activites	34	15
Fees for services to customers	383	402
ATM and debit card	388	362
Retail brokerage and advisory income	170	173
Bank-owned life insurance	71	70
Merchant Income	73	70
Net gain on sale of loans	49	63
Other	89	19
Total non-interest income	1,576	1,677

Non-interest expense
Salaries and employee benefits	3,054	2,996
Net occupancy	441	454
Furniture and equipment	425	429
Marketing	196	210
Third party services	403	401
Telephone, postage and supplies	186	194
State taxes	180	174
FDIC insurance premiums	170	167
Other	464	502
Total non-interest expense	5,519	5,527
Income before income taxes	3,053	2,837
Provision for income taxes	788	701
Net income	$2,265	$2,136
Earnings per share - basic	$0.67	$0.64
Earnings per share - diluted	$0.67	$0.64
Cash dividends per share	$0.30	$0.29

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(in thousands - unaudited)
Three months ended March 31,	2016			2015
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,053	$788	$2,265	$2,837	$701	$2,136
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	4,486	1,525	2,961	2,460	836	1,624
Reclassification adjustment for gains included in net income	(319)	(108)	(211)	(503)	(171)	(332)
Other comprehensive income	4,167	1,417	2,750	1,957	665	1,292
Total comprehensive income	$7,220	$2,205	$5,015	$4,794	$1,366	$3,428

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited) (in thousands, except share and per share data)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income	-	-	-	2,265	-	-	2,265
Other comprehensive income, net of tax	-	-	-	-	2,750	-	2,750
Cash dividends declared ($0.30 per share)	-	-	-	(1,012)	-	-	(1,012)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,657	5	241	-	-	-	246
Stock issued for options exercised	13,472	9	226	-	-	-	235
Tax benefit of stock options exercised	-	-	12	-	-	-	12
Stock-based compensation expense	-	-	16	-	-	-	16
Balance, March 31, 2016	3,381,923	$2,217	$16,468	$76,542	$2,204	$(2,476)	$94,955

(unaudited) (in thousands, except share and per share data)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income	-	-	-	2,136	-	-	2,136
Other comprehensive income, net of tax	-	-	-	-	1,292	-	1,292
Cash dividends declared ($0.29 per share)	-	-	-	(964)	-	-	(964)
Stock issued in connection with dividend reinvestment and stock purchase plan	7,944	5	215	-	-	-	220
Stock issued for options exercised	7,027	4	77	-	-	-	81
Tax benefit of stock options exercised	-	-	19	-	-	-	19
Stock-based compensation expense	-	-	21	-	-	-	21
Balance, March 31, 2015	3,331,629	$2,185	$15,151	$72,100	$2,199	$(2,476)	$89,159

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands, unaudited)
Three months ended March 31,	2016	2015
Operating Activities
Net income	$2,265	$2,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222	266
Provision for loan losses	125	-
Net gain on investment securities available-for-sale	(319)	(503)
Net (gain) loss on sale of other real estate owned, repossessed assets and premises and equipment	(1)	69
Net gain on sale of loans	(49)	(63)
Proceeds from sales of residential mortgages held-for-sale	1,557	1,933
Origination of residential mortgages held-for-sale	(611)	(2,374)
Income on bank-owned life insurance	(71)	(70)
Stock-based compensation expense	16	21
Deferred income tax provision	(17)	(147)
Net decrease in trading securities	183	24
Net increase in income taxes payable	153	828
Net (increase) decrease in accrued interest receivable	(48)	21
Amortization of mortgage servicing rights and change in valuation allowance	17	20
Net amortization of premiums and discounts on investment securities	482	588
Net increase (decrease) in accrued interest payable	2	(19)
Increase in other assets	(553)	(521)
Increase (decrease) in other liabilities	73	(1,291)
Net cash provided by operating activities	3,426	918
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	22,102	22,148
Proceeds from the sale of investment securities available-for-sale	24,616	7,595
Purchases of investment securities available-for-sale	(26,740)	(3,462)
Proceeds from redemption of investment in restricted bank stock	1,482	872
Purchase of restricted bank stock	(1,482)	(725)
Net decrease (increase) in loans	13,461	(15,510)
Net purchases of premises and equipment	(37)	(111)
Proceeds from sales of other real estate owned and repossessed assets	1	2,375
Net cash provided by investing activities	33,403	13,182
Financing Activities
Net increase in non-interest bearing deposits	7,117	13,573
Net decrease in interest-bearing deposits	(31,543)	(700)
Net increase in short-term borrowings	3,263	679
Tax benefit from exercise of stock options	12	19
Cash dividends paid, net of reinvestment	(884)	(857)
Proceeds from issuance of common stock	353	194
Net cash (used in) provided by financing activities	(21,682)	12,908
Increase in cash and cash equivalents	15,147	27,008
Cash and cash equivalents at beginning of year	16,991	18,245
Cash and cash equivalents at end of period	$32,138	$45,253
Supplemental Cash Flow Disclosures
Interest paid	$1,157	$1,139
Income taxes paid	640	-
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	-	61
Unsettled trades to purchase securities	546	-
Unsettled trades to sell securities	(875)	-

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2015 Annual Report incorporated in the Form 10-K. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2016, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to help improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 31, 2015. QNB does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Extraordinary and Unusual Items (Subtopic 225-20) which eliminates from U.S. Generally Accepted Accounting Principles (GAAP) the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.” To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. Stakeholders often questioned the decision-usefulness of labeling a transaction or event as extraordinary and indicated that it is difficult to ascertain whether an event or transaction satisfies both criteria. In light of this feedback and in a manner consistent with its simplification initiative, the FASB decided to eliminate the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. The adoption of this guidance did not have a material impact on QNB’s consolidated financial statements.

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

This ASU will be effective for periods beginning after December 15, 2015, for public companies. The adoption of this guidance did not have a material impact on QNB’s consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). QNB has no debt issued at this time so the adoption of this ASU did not have a material impact on the Company.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to enhance the reporting model for financial instruments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It will require the following:

●	Equity investments with readily determinable fair values must be measured at fair value with changes in fair value recognized in net income.
●

Equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment. Changes in value under either of these methods would be recognized in net income.

●

Entities that record financial liabilities at fair value due to a fair value option election must recognize changes in fair value in other comprehensive income if it is related to instrument-specific credit risk.

●	Entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

This ASU is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. If QNB had adopted this guidance on March 31, 2016 it would have resulted in an increase in net income of $26,000. There would have been no impact on shareholder’s equity as the equity securities held by QNB are already recorded at fair value through accumulated other comprehensive income (loss).

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard on accounting for leases introduces a lessee model that brings most leases on the balance sheet, but recognizes expenses in the income statement similar to how items are recorded today. The new standard eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The ASU also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. All entities will classify leases to determine how to recognize the related revenue and expense and this classification will affect amounts that lessors record on the balance sheet. The new guidance will be effective for public companies for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. QNB is evaluating the impact of this new standard on its consolidated financial statements.

On March 15, 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. This ASU simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. QNB does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal-versus agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14).

On March 30, 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when awards vest or are settled which will eliminate additional-paid-in-capital or APIC pools. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. QNB is evaluating this new standard, but does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Stock-based compensation expense was approximately $16,000 and $21,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $138,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of March 31, 2016, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and no remaining options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorized the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2016, there were 184,200 options granted, 64,550 options forfeited, 63,900 options exercised, and 55,750 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 23,500 options granted and outstanding under this Plan as of March 31, 2016. There were no options forfeited or exercised for the first quarter of 2016. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Three months ended March 31,	2016	2015
Risk free interest rate	1.14%	1.06%
Dividend yield	3.78	3.86
Volatility	22.62	26.74
Expected life (years)	4.20	5.00

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

The fair market value of options granted in the first three months of 2016 and 2015 was $3.79 and $4.38, respectively.

Stock option activity during the three months ended March 31, 2016 and 2015 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	82,875	$24.33
Granted	23,500	30.40
Exercised	(17,900)	20.65
Forfeited	(9,225)	25.77
Outstanding at March 31, 2016	79,250	$26.79	3.22	$264
Exercisable at March 31, 2016	24,125	$22.38	1.37	$184

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	88,375	$23.27
Granted	21,000	29.25
Exercised	(10,875)	17.58
Forfeited	(12,650)	31.87
Outstanding at March 31, 2015	85,850	$24.19	2.97	$402
Exercisable at March 31, 2015	31,650	$20.83	1.35	$251

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three months ended March 31, 2016. As of March 31, 2016, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2016	2015
Numerator for basic and diluted earnings per share - net income	$2,265	$2,136
Denominator for basic earnings per share - weighted average shares outstanding	3,369,782	3,321,688
Effect of dilutive securities - employee stock options	8,154	12,114
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,377,936	3,333,802
Earnings per share - basic	$0.67	$0.64
Earnings per share - diluted	$0.67	$0.64

There were 41,350 and 21,000 stock options that were anti-dilutive for the three-month periods ended March 31, 2016 and 2015, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Unrealized net holding gains (losses) on available-for-sale securities	$3,538	$(568)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(198)	(259)
Accumulated other comprehensive income (loss)	3,340	(827)
Tax effect	(1,136)	281
Accumulated other comprehensive income (loss), net of tax	$2,204	$(546)

The following table presents amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2016	2015	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$389	$503	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(70)	-	Net other-than-temporary impairment losses on investment securities
	319	503
Tax effect	(108)	(171)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$211	$332	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net realized and unrealized gains of $34,000 and $33,000 at March 31, 2016 and December 31, 2015, respectively. Unrealized gains on trading activity related to trading securities still held at March 31, 2016 and December 31, 2015 totaled $40,000 and $31,000, respectively. Interest and dividends are included in interest income.

Trading securities, at fair value, at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December, 31 2015
State and municipal securities	$4,006	$4,189

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency	$51,975	$198	$(37)	$51,814
State and municipal	75,310	1,822	(3)	73,491
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	137,178	1,803	(61)	135,436
Collateralized mortgage obligations (CMOs)	61,686	479	(335)	61,542
Pooled trust preferred	2,655	269	(834)	3,220
Corporate debt	9,078	23	(24)	9,079
Equity	7,236	433	(393)	7,196
Total investment securities available-for-sale	$345,118	$5,027	$(1,687)	$341,778

December 31, 2015	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency	$61,779	$88	$(490)	$62,181
State and municipal	78,954	1,554	(31)	77,431
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,681	944	(920)	136,657
Collateralized mortgage obligations (CMOs)	65,610	178	(1,178)	66,610
Pooled trust preferred	2,653	259	(897)	3,291
Corporate debt	9,004	15	(95)	9,084
Equity	7,234	516	(770)	7,488
Total investment securities available-for-sale	$361,915	$3,554	$(4,381)	$362,742

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2016 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

March 31, 2016	Fair value	Amortized cost
Due in one year or less	$6,069	$6,020
Due after one year through five years	212,395	210,130
Due after five years through ten years	101,513	100,322
Due after ten years	17,905	18,110
Equity securities	7,236	7,196
Total investment securities available-for-sale	$345,118	$341,778

Proceeds from sales of investment securities available-for-sale were approximately $24,616,000 and $7,595,000 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, investment securities available-for-sale totaling approximately $164,005,000 and $197,149,000, respectively, of U.S. Government Agency and sponsored enterprises were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended March 31, 2016				Three months ended March 31, 2015
	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains
Equity securities	$382	-	$(70)	$312	$426	-	$-	$426
Debt securities	80	$(73)	-	7	88	$(11)	-	77
Total	$462	$(73)	$(70)	$319	$514	$(11)	$-	$503

The tax expense applicable to the net realized gains for the three-month periods ended March 31, 2016 and 2015 amounted to approximately $108,000 and $171,000, respectively.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized during the first quarter of 2016 or 2015.

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three months ended March 31,	2016	2015
Balance, beginning of period	$1,153	$1,153
Reductions: gain on payoff	-	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,153	$1,153

The amortized cost and estimated fair values of investment securities held-to-maturity at March 31, 2016 and December 31, 2015 were as follows:

Held-To-Maturity
	March 31, 2016				December 31, 2015
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
State and municipal securities	$147	$3	$-	$150	$147	$4	$-	$151

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at March 31, 2016 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2016	Fair value	Amortized cost
Due in one year or less	$150	$147
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$150	$147

There were no sales of investment securities classified as held-to-maturity during the three months ended March 31, 2016 or 2015.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

March 31, 2016
		Less than 12 months		12 months or longer		Total
	No. of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency	7	$8,971	$(37)	$-	$-	$8,971	$(37)
State and municipal	6	1,128	(1)	755	(2)	1,883	(3)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	13	9,703	(16)	9,731	(45)	19,434	(61)
Collateralized mortgage obligations (CMOs)	26	3,739	(21)	23,981	(314)	27,720	(335)
Pooled trust preferred	5	-	-	2,224	(834)	2,224	(834)
Corporate debt	4	4,035	(24)	-	-	4,035	(24)
Equity	10	2,119	(160)	671	(233)	2,790	(393)
Total	71	$29,695	$(259)	$37,362	$(1,428)	$67,057	$(1,687)

December 31, 2015
		Less than 12 months		12 months or longer		Total
	No. of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency	32	$40,949	$(418)	$4,426	$(72)	$45,375	$(490)
State and municipal	20	6,646	(19)	1,555	(12)	8,201	(31)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	62	90,796	(871)	1,403	(49)	92,199	(920)
Collateralized mortgage obligations (CMOs)	49	28,372	(261)	26,354	(917)	54,726	(1,178)
Pooled trust preferred	5	-	-	2,193	(897)	2,193	(897)
Corporate debt	6	5,988	(95)	-	-	5,988	(95)
Equity	19	4,035	(695)	193	(75)	4,228	(770)
Total	193	$176,786	$(2,359)	$36,124	$(2,022)	$212,910	$(4,381)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, GSE mortgage-backed securities, and CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2016 in U.S. Government agencies securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment as well as the individual issuer’s financial condition, industry, geographic and legal environment. Based on that evaluation the Company recorded an impairment charge of $70,000 to non-interest income for an equity holding in the first quarter 2016. QNB has the ability and intent to hold the remaining securities in an unrealized loss position at March 31, 2016 and does not consider the remaining equity securities to be other-than-temporarily impaired.

QNB holds six pooled trust preferred securities as of March 31, 2016. These securities have a total amortized cost of approximately $3,220,000 and a fair value of $2,655,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of March 31, 2016:

Deal	Class	Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2016)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$199	$(44)	$-	$(1)	B1/BB	5	-	18.0%	140.9%
PreTSL XVII	Mezzanine	667	537	(130)	-	(222)	C/CC	33	5	26.7	91.8
PreTSL XIX	Mezzanine	958	591	(367)	-	-	B3/CC	41	12	16.1	91.3
PreTSL XXV	Mezzanine	766	526	(240)	-	(222)	Ca/C	45	5	26.8	88.6
PreTSL XXVI	Mezzanine	424	371	(53)	-	(270)	Caa3/C	44	7	20.4	96.1
PreTSL XXVI	Mezzanine	162	431	269	-	(438)	Caa3/C	44	7	20.4	96.1
		$3,220	$2,655	$(565)	$-	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Federal bank regulatory agencies released a final rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at March 31, 2016 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three months ended March 31, 2016 and 2015, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

●

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.37%. Thus, in addition to the specific bank default assumptions used for the near term, for future defaults on the individual banks in the analysis for 2016 and beyond the rate used is calculated based on historic default averages and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. Default factors used in the cash flow analysis range from 0.29% to 0.53%.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

Based upon the analysis performed by management as of March 31, 2016, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional write-downs in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	March 31, 2016	December 31, 2015
Commercial:
Commercial and industrial	$115,445	$124,397
Construction	31,577	27,372
Secured by commercial real estate	225,085	235,171
Secured by residential real estate	64,674	63,164
State and political subdivisions	39,261	40,285
Indirect lease financing	10,170	10,371
Retail:
1-4 family residential mortgages	43,692	42,833
Home equity loans and lines	67,318	67,384
Consumer	4,392	4,286
Total loans	601,614	615,263
Net unearned costs	72	7
Loans receivable	$601,686	$615,270

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2016 and December 31, 2015, overdrafts were approximately $102,000 and $203,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2016, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2016 and December 31, 2015:

March 31, 2016	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$108,720	$6	$6,719	$-	$115,445
Construction	31,562	-	15	-	31,577
Secured by commercial real estate	209,141	815	15,129	-	225,085
Secured by residential real estate	61,908	-	2,766	-	64,674
State and political subdivisions	38,019	-	1,242	-	39,261
Indirect lease financing	10,071	-	99	-	10,170
	$459,421	$821	$25,970	$-	$486,212

December 31, 2015	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$117,246	-	$7,151	$-	$124,397
Construction	27,355	-	17	-	27,372
Secured by commercial real estate	218,958	$361	15,852	-	235,171
Secured by residential real estate	60,286	34	2,844	-	63,164
State and political subdivisions	39,027	-	1,258	-	40,285
Indirect lease financing	10,168	-	203	-	10,371
	$473,040	$395	$27,325	$-	$500,760

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2016 and December 31, 2015:

March 31, 2016	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$43,412	$280	$43,692
Home equity loans and lines	67,206	112	67,318
Consumer	4,392	-	4,392
	$115,010	$392	$115,402

December 31, 2015	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$42,546	$287	$42,833
Home equity loans and lines	67,257	127	67,384
Consumer	4,286	-	4,286
	$114,089	$414	$114,503

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015:

March 31, 2016	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$444	-	-	$444	$115,001	$115,445
Construction	-	-	-	-	31,577	31,577
Secured by commercial real estate	856	-	$868	1,724	223,361	225,085
Secured by residential real estate	42	-	430	472	64,202	64,674
State and political subdivisions	-	-	-	-	39,261	39,261
Indirect lease financing	687	$2	72	761	9,409	10,170
Retail:
1-4 family residential mortgages	304	-	-	304	43,388	43,692
Home equity loans and lines	260	-	-	260	67,058	67,318
Consumer	10	2	-	12	4,380	4,392
	$2,603	$4	$1,370	$3,977	$597,637	$601,614

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2015	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$95	$-	-	$95	$124,302	$124,397
Construction	63	-	-	63	27,309	27,372
Secured by commercial real estate	443	-	$935	1,378	233,793	235,171
Secured by residential real estate	-	97	369	466	62,698	63,164
State and political subdivisions	-	-	-	-	40,285	40,285
Indirect lease financing	320	53	130	503	9,868	10,371
Retail:
1-4 family residential mortgages	641	234	-	875	41,958	42,833
Home equity loans and lines	272	-	45	317	67,067	67,384
Consumer	12	10	-	22	4,264	4,286
	$1,846	$394	$1,479	$3,719	$611,544	$615,263

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2016 and December 31, 2015:

March 31, 2016	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,144
Construction	-	-
Secured by commercial real estate	-	3,488
Secured by residential real estate	-	1,733
State and political subdivisions	-	-
Indirect lease financing	$8	77
Retail:
1-4 family residential mortgages	-	280
Home equity loans and lines	-	112
Consumer	-	-
	$8	$8,834

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2015	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,433
Construction	-	-
Secured by commercial real estate	-	3,627
Secured by residential real estate	-	1,803
State and political subdivisions	-	-
Indirect lease financing	$11	143
Retail:
1-4 family residential mortgages	-	287
Home equity loans and lines	-	127
Consumer	-	-
	$11	$9,420

Activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 are as follows:

Three months ended March 31, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$(56)	$(140)	$9	$1,334
Construction	286	66	-	-	352
Secured by commercial real estate	2,411	(121)	-	2	2,292
Secured by residential real estate	1,812	(140)	-	18	1,690
State and political subdivisions	222	(26)	-	-	196
Indirect lease financing	164	53	(9)	-	208
Retail:
1-4 family residential mortgages	350	2	-	-	352
Home equity loans and lines	428	(81)	-	5	352
Consumer	76	1	(17)	9	69
Unallocated	284	427	N/A	N/A	711
	$7,554	$125	$(166)	$43	$7,556

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

The Company maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans, loans to state and political subdivisions and indirect lease financing loans by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,268,000 and $1,288,000 as of March 31, 2016 and December 31, 2015, respectively. Non-performing TDRs totaled $2,436,000 and $990,000 as of March 31, 2016 and December 31, 2015, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	March 31, 2016		December 31, 2015
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,875	-	$1,787	-
TDRs with an allowance recorded	829	$468	491	$491
	$3,704	$468	$2,278	$491

The TDR concessions made during the three months ended March 31, 2016 involved extension of a maturity date, renewal of a line of credit and concessions to lower monthly payments. As of March 31, 2016 and December 31, 2015, QNB had commitments of $1,927,000 and $1,919,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were no charge-offs resulting from loans modified as TDRs during the three months ended March 31, 2016 and 2015.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents loans by loan class modified as TDRs during the three months ended March 31, 2016 and 2015. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at March 31, 2016 and 2015.

Three months ended March 31,	2016			2015
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	6	$1,074	$1,050	-	$-	$-
Secured by residential real estate	3	483	479	-	-	-
	9	$1,557	$1,529	-	$-	$-

There were no loans modified as TDRs within 12 months prior to March 31, 2016 and 2015 for which there was a payment default (60 days or more past due) during the three months ended March 31, 2016 and 2015.

The Company has five mortgage loans secured by residential real estate for which foreclosure proceedings are in process at March 31, 2016. The recorded investment is $72,000.

The following tables present the balance in the allowance for loan losses at March 31, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2016	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,334	$560	$774	$115,445	$4,324	$111,121
Construction	352	-	352	31,577	367	31,210
Secured by commercial real estate	2,292	102	2,190	225,085	6,365	218,720
Secured by residential real estate	1,690	190	1,500	64,674	2,039	62,635
State and political subdivisions	196	-	196	39,261	-	39,261
Indirect lease financing	208	33	175	10,170	79	10,091
Retail:
1-4 family residential mortgages	352	20	332	43,692	574	43,118
Home equity loans and lines	352	-	352	67,318	136	67,182
Consumer	69	-	69	4,392	-	4,392
Unallocated	711	N/A	N/A	N/A	N/A	N/A
	$7,556	$905	$5,940	$601,614	$13,884	$587,730

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes additional information in regards to impaired loans by loan portfolio class as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,564	$3,880	$-	$3,629	$3,923	$-
Construction	367	367	-	364	364	-
Secured by commercial real estate	5,489	5,857	-	6,932	7,416	-
Secured by residential real estate	888	1,580	-	942	1,653	-
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	15	24	-	3	3	-
Retail:
1-4 family residential mortgages	389	403	-	393	406	-
Home equity loans and lines	136	191	-	151	201	-
Consumer	-	-	-	-	-	-
	$10,848	$12,302	$-	$12,414	$13,966	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$760	$891	$560	$957	$1,086	$712
Construction	-	-	-	-	-	-
Secured by commercial real estate	876	1,023	102	66	66	14
Secured by residential real estate	1,151	1,268	190	1,171	1,279	203
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	64	66	33	143	145	20
Retail:
1-4 family residential mortgages	185	196	20	190	197	25
Home equity loans and lines	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$3,036	$3,444	$905	$2,527	$2,773	$974

Total:
Commercial:
Commercial and industrial	$4,324	$4,771	$560	$4,586	$5,009	$712
Construction	367	367	-	364	364	-
Secured by commercial real estate	6,365	6,880	102	6,998	7,482	14
Secured by residential real estate	2,039	2,848	190	2,113	2,932	203
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	79	90	33	146	148	20
Retail:
1-4 family residential mortgages	574	599	20	583	603	25
Home equity loans and lines	136	191	-	151	201	-
Consumer	-	-	-	-	-	-
	$13,884	$15,746	$905	$14,941	$16,739	$974

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following table summarizes additional information in regards to the average recorded investment and interest income recognized on impaired loans by loan portfolio class for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016		Year Ended December 31, 2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,570	$19	$6,108	$169
Construction	382	4	396	20
Secured by commercial real estate	6,554	34	7,370	149
Secured by residential real estate	2,070	4	1,544	-
State and political subdivisions	-	-	-	-
Indirect lease financing	129	-	43	1
Retail:
1-4 family residential mortgages	580	3	448	6
Home equity loans and lines	145	-	135	1
Consumer	-	-	2	-
	$14,430	$64	$16,046	$346

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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2016:

March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	-	$4,006	-	$4,006

Securities available-for-sale
U.S. Government agency securities	-	51,975	-	51,975
State and municipal securities	-	75,310	-	75,310
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	137,178	-	137,178
Collateralized mortgage obligations (CMOs)	-	61,686	-	61,686
Pooled trust preferred securities	-	-	$2,655	2,655
Corporate debt securities	-	9,078	-	9,078
Equity securities	$7,236	-	-	7,236
Total securities available-for-sale	$7,236	$335,227	$2,655	$345,118
Total recurring fair value measurements	$7,236	$339,233	$2,655	$349,124

Nonrecurring fair value measurements *
Impaired loans	$-	$-	$2,131	$2,131
Mortgage servicing rights	-	-	49	49
Total nonrecurring fair value measurements	$-	$-	$2,180	$2,180

* impairment

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2015:

December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	-	$4,189	-	$4,189

Securities available-for-sale
U.S. Government agency securities	-	61,779	-	61,779
State and municipal securities	-	78,954	-	78,954
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	136,681	-	136,681
Collateralized mortgage obligations (CMOs)	-	65,610	-	65,610
Pooled trust preferred securities	-	-	$2,653	2,653
Corporate debt securities	-	9,004	-	9,004
Equity securities	$7,234	-	-	7,234
Total securities available-for-sale	$7,234	$352,028	$2,653	$361,915
Total recurring fair value measurements	$7,234	$356,217	$2,653	$366,104

Nonrecurring fair value measurements *
Impaired loans	$-	$-	$1,698	$1,698
Mortgage servicing rights	-	-	133	133
Total nonrecurring fair value measurements	$-	$-	$1,831	$1,831

* impairment

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2016	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$1,149	Appraisal of collateral (1)	Appraisal adjustments (2)	-10%	to	-60%
			Liquidation expenses (3)			-10%
Impaired loans	106	Used commercial vehicle and equipment guides	Guide value discounts (4)	0%	to	-30%
Impaired loans	126	Financial statement values for UCC collateral	Financial statement value discounts (5)			-25%
Impaired loans	750	Agreement of sale (6)
Mortgage servicing rights	49	Discounted cash flow	Remaining term (in years)	3	-	28
			Discount rate	10%	to	12%

	Quantitative information about Level 3 fair value measurements
December 31, 2015	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$1,331	Appraisal of collateral (1)	Appraisal adjustments (2)	-15%	to	-80%
			Liquidation expenses (3)			-10%
Impaired loans	199	Used commercial vehicle and equipment guides	Guide value discounts (4)	0%	to	-30%
Impaired loans	168	Financial statement values for UCC collateral	Financial statement value discounts (5)	-25%	to	-70%
Mortgage servicing rights	133	Discounted cash flow	Remaining term (in years)	3	-	28
			Discount rate	10%	to	12%
(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided then additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.
(6)	Fair value is determined by the estimated net proceeds.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2016:

Fair value measurements using significant unobservable inputs (Level 3)
Balance, January 1, 2016	$2,653
Payments received	(71)
Total gains or losses (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	73
Transfers in and/or out of Level 3	-
Balance, March 31, 2016	$2,655

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2016 or 2015. There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month periods ended March 31, 2016 and 2015, respectively.

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there have been some trades over the past few years, the market for these securities at March 31, 2016 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2016;
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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.23% to 7.01%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2016 and December 31, 2015:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost): The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities - trading (carried at fair value), available-for-sale (carried at fair value) and held-to-maturity (carried at amortized cost): The fair value of securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. There were no loans at March 31, 2016 that had no specific reserves required, but were partially charged off at quarter end. Included in the fair value of impaired loans at December 31, 2015 were $145,000 of loans that had no specific reserves required at year end; however, were partially charged-off at year end.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2016	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$32,138	$32,138	$32,138	-	-
Investment securities:
Trading	4,006	4,006	-	$4,006	-
Available-for-sale	345,118	345,118	7,236	335,227	$2,655
Held-to-maturity	147	150	-	150	-
Restricted investment in bank stocks	508	508	-	508	-
Loans held-for-sale	90	94	-	94	-
Net loans	594,130	602,747	-	-	602,747
Mortgage servicing rights	498	609	-	-	609
Accrued interest receivable	2,610	2,610	-	2,610	-

Financial liabilities
Deposits with no stated maturities	$638,257	$638,257	$638,257	-	$-
Deposits with stated maturities	227,103	229,514	-	$229,514	-
Short-term borrowings	40,426	40,426	40,426	-	-
Accrued interest payable	332	332	-	332	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31, 2016	December 31, 2015
Commitments to extend credit and unused lines of credit	$251,220	$232,492
Standby letters of credit	9,879	9,493
Total financial instrument commitments	$261,099	$241,985

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2016 and December 31, 2015 for guarantees under standby letters of credit issued is not material.

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

Under the final rules, minimum requirements increased for both the quantity and quality of capital. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2016, that the Company and the Bank met capital adequacy requirements to which they were subject.

Each of the Company and the Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Minimum required		Well capitalized
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$100,368	13.09%	$61,342	8.00%	$76,678	10.00%
Bank	92,591	12.44	59,541	8.00	74,426	10.00

Tier I capital (to risk-weighted assets):
Consolidated	92,746	12.10	46,007	6.00	46,007	6.00
Bank	84,976	11.42	44,656	6.00	59,541	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	92,746	12.10	34,505	4.50	N/A	N/A
Bank	84,976	11.42	33,492	4.50	48,377	6.50

Tier I capital (to average assets):
Consolidated	92,746	9.26	40,047	4.00	N/A	N/A
Bank	84,976	8.56	39,730	4.00	49,662	5.00

	Capital levels
	Actual		Minimum required		Well capitalized
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$98,432	12.58%	$62,613	8.00%	$78,266	10.00%
Bank	91,091	11.97	60,874	8.00	76,093	10.00

Tier I capital (to risk-weighted assets):
Consolidated	90,819	11.60	46,960	6.00	46,960	6.00
Bank	83,478	10.97	45,656	6.00	60,874	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	90,819	11.60	35,220	4.50	N/A	N/A
Bank	83,478	10.97	34,242	4.50	49,460	6.50

Tier I capital (to average assets):
Consolidated	90,819	8.87	40,934	4.00	N/A	N/A
Bank	83,478	8.22	40,632	4.00	50,790	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2015 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized. As a result of prolonged declines in some equity securities’ fair values, $70,000 of other-than-temporary impairment charges were taken in 2016.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. There were no credit-related other-than-temporary impairment charges in the first quarter of 2016 or 2015.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2016 of $2,265,000, or $0.67 per share on a diluted basis, compared to net income of $2,136,000, or $0.64 per share on a diluted basis, for the same period in 2015.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.91% and 9.88%, respectively, for the quarter ended March 31, 2016 compared with 0.89% and 10.00%, respectively, for the quarter ended March 31, 2015.

Total assets as of March 31, 2016 were $1,004,552,000, compared with $1,020,936,000 at December 31, 2015. Loans receivable at March 31, 2016 were $601,686,000, compared with $615,270,000 at December 31, 2015, a decrease of $13,584,000, or 2.2%. Total deposits of $865,360,000 at March 31, 2016 decreased $24,426,000, or 2.7% compared with total deposits of $889,786,000 at December 31, 2015.

Results for the three months ended March 31, 2016 include the following significant components:

●	Net interest income increased $434,000, or 6.5%, to $7,121,000 for the three months ended March 31, 2016.

●	Net interest margin on a tax-equivalent basis increased six basis points for the quarter to 3.14%.

●	QNB recorded $125,000 provision for loan losses for the quarter compared with no provisions recorded for the same period in 2015.

●	Non-interest income decreased $101,000, or 6.0%, to $1,576,000 for the quarter compared to the same period in 2015.

●	Non-interest expense decreased $8,000, to $5,519,000 for the first quarter 2016 compared to the first quarter 2015.

●

Total non-performing loans were $10,110,000, or 1.68% of loans receivable at March 31, 2016, compared to $10,719,000, or 1.74% of loans receivable at December 31, 2015. Loans on non-accrual status were $8,834,000 at March 31, 2016 compared with $9,420,000 at December 31, 2015. Net charge-offs for the first three months of 2016 were $123,000, or 0.08% annualized of average total loans, compared with $23,000, or 0.02% annualized of average total loans for the same period in 2015.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three ended March 31, 2016 and 2015.

Three months ended March 31,	2016	2015
Total interest income	$8,280	$7,807
Total interest expense	1,159	1,120
Net interest income	7,121	6,687
Tax-equivalent adjustment	436	445
Net interest income (tax equivalent basis)	$7,557	$7,132

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Trading securities	$3,866	6.30%	$61	$4,157	6.01%	$62
Investment securities (AFS & HTM):
U.S. Government agencies	57,028	1.83%	262	56,272	1.60%	226
State and municipal	76,221	4.11%	782	70,305	4.19%	737
Mortgage-backed and CMOs	200,424	2.01%	1,005	218,926	1.93%	1,058
Pooled trust preferred securities	3,285	0.19%	2	3,519	0.17%	2
Corporate debt securities	9,081	1.60%	36	6,006	1.13%	17
Equities	7,523	3.67%	69	6,976	3.10%	53
Total investment securities	353,562	2.44%	2,156	362,004	2.31%	2,093
Loans:
Commercial real estate	325,189	4.45%	3,602	284,974	4.58%	3,218
Residential real estate	43,123	3.84%	414	37,049	4.17%	387
Home equity loans	62,067	3.80%	586	57,394	3.62%	512
Commercial and industrial	115,322	4.19%	1,200	120,242	4.12%	1,223
Indirect lease financing	10,409	9.27%	241	7,838	9.09%	178
Consumer loans	4,385	5.32%	58	4,130	5.45%	56
Tax-exempt loans	40,313	3.81%	382	46,563	4.06%	466
Total loans, net of unearned income*	600,808	4.34%	6,483	558,190	4.39%	6,040
Other earning assets	10,474	0.64%	16	14,567	1.59%	57
Total earning assets	968,710	3.62%	8,716	938,918	3.56%	8,252
Cash and due from banks	11,438			10,810
Allowance for loan losses	(7,608)			(8,095)
Other assets	28,649			29,770
Total assets	$1,001,189			$971,403

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$145,026	0.19%	70	$129,393	0.22%	70
Municipals	94,987	0.35%	82	117,107	0.33%	96
Money market	70,130	0.27%	47	59,659	0.24%	36
Savings	225,071	0.40%	226	214,129	0.37%	196
Time	134,670	1.12%	373	147,769	1.09%	396
Time of $100,000 or more	93,404	1.37%	318	92,652	1.29%	295
Total interest-bearing deposits	763,288	0.59%	1,116	760,709	0.58%	1,089
Short-term borrowings	43,067	0.40%	43	33,894	0.37%	31
Total interest-bearing liabilities	806,355	0.58%	1,159	794,603	0.57%	1,120
Non-interest-bearing deposits	98,951			86,811
Other liabilities	3,632			3,339
Shareholders' equity	92,251			86,650
Total liabilities and shareholders' equity	$1,001,189			$971,403
Net interest rate spread		3.04%			2.99%
Margin/net interest income		3.14%	$7,557		3.08%	$7,132

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

	Three Months Ended March 31, 2016 compared to March 31, 2015

	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Trading securities	$(1)	$(4)	$3
Investment securities (AFS & HTM):
U.S. Government agencies	36	3	33
State and municipal	45	61	(16)
Mortgage-backed and CMOs	(53)	(89)	36
Pooled trust preferred securities	-	-	-
Corporate debt securities	19	8	11
Equities	16	5	11
Total Investment securities (AFS & HTM)	63	(12)	75
Loans:
Commercial real estate	384	486	(102)
Residential real estate	27	62	(35)
Home equity loans	74	47	27
Commercial and industrial	(23)	(41)	18
Indirect lease financing	63	58	5
Consumer loans	2	3	(1)
Tax-exempt loans	(84)	(59)	(25)
Total Loans	443	556	(113)
Other earning assets	(41)	(16)	(25)
Total interest income	464	524	(60)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	-	9	(9)
Municipals	(14)	(18)	4
Money market	11	6	5
Savings	30	12	18
Time	(23)	(33)	10
Time of $100,000 or more	23	5	18
Total interest-bearing deposits	27	(19)	46
Short-term borrowings	12	9	3
Total interest expense	39	(10)	49
Net interest income	$425	$534	$(109)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended March 31, 2016 totaled $7,121,000, an increase of $434,000, or 6.5%, from the same period in 2015. When compared to the fourth quarter of 2015, net interest income increased $96,000 from the $7,025,000 reported.

Average earning assets for the first quarter of 2016 were $968,710,000, an increase of $29,792,000 from the first quarter of 2015, with average loans increasing $42,618,000, or 7.6%, and average investment securities decreasing $8,733,000, or 2.4%, over the same period. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets grew from 59.5% for the first quarter 2015 to 62.0% for the first quarter 2016. On the funding side, average deposits increased $14,719,000, or 1.7%, to $862,239,000 for the first quarter of 2016 with growth in all categories with the exception of municipal deposits and time deposits. Customers continue to reinvest funds into non-time deposits, as the yield on time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. During this same time period, average short-term borrowings, which consist primarily of commercial repurchase agreements, increased $9,173,000 to $43,067,000.

The low interest rate environment and loan rate competition continues to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. The net interest margin for the first quarter of 2016 was 3.14% compared to 3.08% for the first quarter of 2015 and 3.00% reported for the fourth quarter of 2015.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $464,000, or 5.6%, to $8,716,000 for the first quarter of 2016, and total interest expense increased $39,000 to $1,159,000. Growth in earning assets contributed an additional $524,000 of interest income but was offset by a decline in interest income of $60,000 resulting from lower yields. Interest expense on deposits increased $27,000.

The yield on earning assets on a tax-equivalent basis increased six basis points from 3.56% for the first quarter of 2015, to 3.62% for the first quarter of 2016 and increased 16 basis points from the 3.46% reported for the fourth quarter of 2015. The rate paid on interest-bearing liabilities increased to 0.58% for the first quarter of 2016 compared to 0.57% for the same period in 2015 and 0.56% reported for the quarter ended December 31, 2015. The increase in interest expense and yield on funding is a result of consumers and businesses moving deposit balances into higher-tier, liquid non-maturity deposits, and extending terms on time deposits, in a search for yield.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) increased $62,000 when comparing the two quarters primarily as a result of the proportional increase in municipal bond average balances from the three months ended March 31, 2015, as well as higher yields on the U.S. government agency and mortgage-backed and CMO bonds, compared to the same period in 2016. Average yield on the investment portfolio improved 13 basis points from 2.35% for the first quarter 2015 to 2.48% for the same period in 2016.

Income on Government agency securities increased $36,000, due primarily to the reinvestment of called bonds into longer maturities, up to seven years. A 23 basis point increase in the yield from 1.60% for the first quarter of 2015 to 1.83% for the same period in 2016 contributed an additional $33,000 in interest income.

Interest income on tax-exempt municipal securities increased $45,000, even as the average yield declined from 4.19% in the first quarter 2015 to 4.11% for the first quarter 2016. This decline in yield resulted in a decrease in interest income of $16,000, which was offset by a $61,000 increase in interest income due to a $5,916,000 increase in average balance, when comparing the two periods. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 7-10 years with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2016. The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on mortgage-backed securities and CMOs decreased $53,000. Average balances declined $18,502,000, or 8.5% from $218,926,000 for first quarter 2015 to $200,424,000 for the same period in 2016, which contributed $89,000 to the overall decline in interest income. The yield on the mortgage-backed and CMO portfolio increased eight basis points from 1.93% to 2.01% for the first quarters in 2015 and 2016, respectively, which resulted in an increase of $36,000 to interest income. This portfolio provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment, mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Most of these securities were purchased at a premium, therefore prepayments result in a shorter amortization period of this premium and a reduction in income.

Income on loans increased $443,000 to $6,483,000 when comparing the first quarters of 2016 and 2015, with growth in average balances offsetting the decline in the portfolio yield. The yield on the loan portfolio decreased five basis points to 4.34% when comparing the same periods, resulting in a reduction in interest income of $113,000. When comparing the two quarters, the 7.6% increase in average balances resulted in an increase of $556,000 in interest income. As a result of the interest rate environment and competitive pressures, new loans are being originated at lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting modifications for lower rates.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $384,000 and was impacted positively by the $40,215,000, or 14.1% increase in average balances for the three months ended March 31, 2016 compared with the same quarter in 2015. The yield on this portfolio declined 13 basis points, from 4.58% in the first quarter 2015 to 4.45% in the first quarter 2016, resulting in a reduction in interest income of $102,000.

Income on commercial and industrial loans, the second largest category, decreased $23,000 as average commercial and industrial loan balances decreased $4,920,000, or 4.1%, to $115,322,000 for the first quarter of 2016 resulting in a $41,000 decline in income. The average yield on these loans increased seven basis points to 4.19% resulting in an increase in income of $18,000. Many of the loans in this category are indexed to the prime interest rate, which increased by one quarter of one percent in late December 2015.

Tax-exempt loan income was $382,000 for the first quarter of 2016, a decrease of $84,000 from the same period in 2015. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt. Although QNB has been successful in winning some of these bids, average balances have decreased $6,250,000, or 13.4%, to $40,313,000 for the first quarter of 2016, resulting in a $59,000 decrease in income. Rate renegotiation or bidding on these loans has resulted in a $25,000 decline in interest income as the yield on the tax-exempt loan portfolio declined from 4.06% for the first quarter of 2015 to 3.81% for the first quarter of 2016.

QNB desires to become the “local consumer lender of choice” and to affect this QNB focused its retail lending efforts, added new product offerings and increased marketing and promotion. QNB achieved year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $6,074,000, or 16.4%, to $43,123,000 for the first quarter of 2016 compared to the same period in 2015. Over this same timeframe, the average yield on the portfolio decreased 33 basis points to 3.84% for the first quarter of 2016. The result was an increase in interest income of $27,000. Average home equity loans increased $4,673,000, or 8.1%, to $62,067,000 while the average yield improved 18 basis points to 3.80% resulting in an increase in interest income of $74,000. Average consumer loans increased to $4,385,000 while the yield on the portfolio decreased 13 basis points to 5.32% for the first quarter of 2016 resulting in a $2,000 increase in interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Earning assets are funded in part by deposits. Interest expense on total deposits increased $27,000 when comparing the two quarters. Interest expense on borrowed funds increased $12,000, due to growth in these balances and a three basis point increase in rate paid on these balances. Competition for deposits, and therefore deposit rates may increase in 2016 and into 2017 as short-term interest rates rise.

The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $12,140,000, or 14.0%, to $98,951,000 for the first quarter of 2016. QNB has been successful in increasing non-interest bearing business checking accounts as average balances in these accounts have increased by $10,856,000, or 16.0%, when comparing the quarters. Average interest-bearing demand accounts increased $15,633,000, or 12.1%, to $145,026,000 for the first quarter of 2016. There was no change in interest expense on interest-bearing demand accounts, although the average yield decreased three basis points from 0.22% in first quarter 2015 to 0.19% in 2016. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2016, the average balance in this product was $43,230,000 and the related interest expense was $55,000 for an average yield of 0.51%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2015 was $38,927,000 with a related interest expense of $57,000 and an average rate paid of 0.59%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $90,466,000 for the first quarter of 2015 to $101,796,000 for the first quarter of 2016. The average rate paid on these balances was 0.06% for both periods.

The average balance of municipal interest-bearing demand accounts decreased $22,120,000 to $94,987,000, with the average interest rate paid on these accounts increasing two basis points from 0.33% for the first quarter of 2015 to 0.35% in 2016. The decrease in balances in 2016 may be attributable to school districts’ need for funds, as state funding has been delayed due to the state budget impasse. Interest expense on municipal interest-bearing demand accounts decreased $14,000 for the first quarter of 2016. Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%, therefore the increase in the Federal funds rate by one quarter of one percent in late December 2015 had minimal effect on the yield of these deposits. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year. It is anticipated that these balances will decrease during the second quarter of 2016 as school districts and municipalities spend down tax receipts.

Average money market accounts increased $10,471,000, or 17.6%, to $70,130,000 for the first quarter of 2016 compared with the same period in 2015. Interest expense on money market accounts increased $11,000 to $47,000 and the average interest rate paid on money market accounts increased three basis points to 0.27% for the first quarter of 2016, compared to the same period in 2015. The majority of balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $30,000 when comparing the first quarter of 2016 to the first quarter of 2015, and the average rate increased three basis points to 0.40%, when comparing the two periods. When comparing these same periods average savings accounts increased $10,942,000, or 5.1%, to $225,071,000 for the first quarter of 2016 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2016 of $166,490,000. This product has grown successfully since its introduction in the third quarter of 2009. The average yield paid on these accounts was 0.50% for the first quarter of 2016 and 0.46% for the first quarter of 2015. The rate on this product was increased five basis points in December 2015. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $3,012,000, or 5.4%, when comparing the first quarter 2016 average to the same 2015 quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total interest expense on time deposits remained steady at $691,000 for the first quarter of 2016 and 2015. Average total time deposits decreased by $12,347,000 to $228,074,000 for the first quarter of 2016. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. In contrast to loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased five basis points to 1.22% when comparing the first quarter of 2015 to the same period in 2016, as a result of customer’s extending time deposit terms in search of better yield.

Approximately $92,434,000, or 38.9%, of time deposits at March 31, 2016 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.85%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Average short-term borrowings for the quarter ended March 31, 2016 were comprised of $38,652,000 in sweep accounts structured as repurchase agreements with our commercial customers and $4,415,000 of short-term borrowings from the Federal Home Loan Bank Pittsburgh. At March 31, 2016, there were no outstanding short-term Federal Home Loan Bank borrowings. Interest expense on sweep accounts increased $6,000 for the first quarter of 2016 to $36,000. When comparing these same periods average balances increased $5,904,000, or 18.0%, to $38,652,000 and the average rate paid was 0.38% for 2016, up from 0.37% in 2015.

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

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis considers a number of relevant factors including: specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit. Based on this analysis, QNB recorded $125,000 in provision for loan losses in the first quarter while no provision was recorded in the same period in 2015. QNB's allowance for loan losses of $7,556,000 represents 1.26% of loans receivable at March 31, 2016 compared to an allowance for loan losses of $7,554,000, or 1.23% of loans receivable, at December 31, 2015, and $7,978,000, or 1.40% of loans receivable at March 31, 2015. The allowance for loan losses at March 31, 2016 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net charge-offs were $123,000 for the first quarter of 2016, comprising a charge-off of a single relationship secured by business assets with a book balance of $139,205, and a specific reserve of $99,605 at December 31, 2015. This compares with net loan charge-offs of $23,000 for the first quarter of 2015.

Non-performing assets of $12,765,000 at March 31, 2016 compares favorably with $13,372,000 as of December 31, 2015 and $13,517,000 as of March 31, 2015. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans were $10,110,000, or 1.68% of loans receivable, at March 31, 2016 compared with $10,719,000, or 1.74% of loans receivable, at December 31, 2015 and $10,279,000, or 1.80% of loans receivable, at March 31, 2015. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2016, $6,129,000, or approximately 69% of the loans classified as non-accrual are current or past due less than 30 days. In addition to the decline in total non-performing loans when comparing the first quarter of 2016 with the same quarter of the prior year, loans classified as substandard or doubtful, which include non-performing loans, also improved. At March 31, 2016 commercial loans rated substandard or doubtful totaled $25,970,000, a reduction of $1,355,000, or 5.0%, from the $27,325,000 reported at December 31, 2015, and a decrease of $2,845,000, or 9.9%, from the $28,815,000 reported at March 31, 2015.

QNB had $8,000 and $11,000 of loans past due 90 days or more and still accruing interest at March 31, 2016 and December 31, 2015, respectively, consisting of indirect lease financing balances. At March 31, 2015 there were no loans past due 90 days or more and still accruing. Total loans 30 days or more past due, which includes non-accrual loans, represented 0.66% of loans receivable at March 31, 2016 compared with 0.60% at December 31, 2015 and 0.68% at March 31, 2015.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more, were $1,268,000 at March 31, 2016 compared with $1,288,000 at December 31, 2015 and $2,432,000 at March 31, 2015. There were four additional commercial lending relationships identified as troubled debt restructures in the first quarter 2016; one borrower was rated substandard whose credit facility was renewed in 2016. QNB had no other real estate owned as of March 31, 2016 and December 31, 2015. At March 31, 2015, QNB had three OREO properties with a carrying value of $664,000, after recording a valuation allowance of $89,000 for an existing OREO residential single-family property during the first quarter of 2015. Non-accrual pooled trust preferred securities are carried at fair value of $2,655,000, $2,653,000, and $2,574,000 at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The increase in the carrying value of these securities reflects an improvement in their fair value.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At March 31, 2016 and December 31, 2015, the recorded investment in loans for which impairment has been identified totaled $13,884,000 and $14,941,000 of which $10,848,000 and $12,414,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $3,036,000 and $2,527,000 at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the related allowance for loan losses associated with these loans was $905,000 and $974,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31, 2016	December 31, 2015	March 31, 2015
Non-accrual loans	$8,834	$9,420	$7,847
Loans past due 90 days or more and still accruing interest	8	11	-
Troubled debt restructured loans (not already included above)	1,268	1,288	2,432
Total non-performing loans	10,110	10,719	10,279
Other real estate owned and repossessed assets	-	-	664
Non-accrual investment securities	2,655	2,653	2,574
Total non-performing assets	$12,765	$13,372	$13,517

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$600,631	$574,014	$557,959
Total loans	601,686	615,270	570,708

Allowance for loan losses	7,556	7,554	7,978

Allowance for loan losses to:
Non-performing loans	74.73%	70.48%	77.62%
Total loans (excluding held-for-sale)	1.26%	1.23%	1.40%
Average total loans	1.26%	1.32%	1.43%

Non-performing loans / total loans (excluding held-for-sale)	1.68%	1.74%	1.80%
Non-performing assets / total assets	1.27%	1.31%	1.36%

An analysis of loan charge-offs for the three months ended March 31, 2016 compared to 2015 is as follows:

Three months ended March 31,	2016	2015
Net charge-offs	$123	$23

Net charge-offs (annualized) to:
Total loans (excluding held-for-sale)	0.08%	0.02%
Average total loans (excluding held-for-sale)	0.08	0.02
Allowance for loan losses	6.60	1.18

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
			Change from prior year
Three months ended March 31,	2016	2015	Amount	Percent
Net gain on investment securities	$319	$503	$(184)	-36.6%
Net gain from trading activity	34	15	19	126.7%
Fees for services to customers	383	402	(19)	-4.7%
ATM and debit card	388	362	26	7.2%
Retail brokerage and advisory income	170	173	(3)	-1.7%
Bank-owned life insurance	71	70	1	1.4%
Merchant income	73	70	3	4.3%
Net gain on sale of loans	49	63	(14)	-22.2%
Other	89	19	70	368.4%
Total	$1,576	$1,677	$(101)	-6.0%

Total non-interest income for the quarter ended March 31, 2016 was $1,576,000, a decrease of $101,000, compared to $1,677,000 for the first quarter of 2015. Excluding net gains on investment securities, trading activities and loans for both periods, total non-interest income was $1,174,000 and $1,096,000, an increase of $78,000, or 7.1%.

Net gains on investment securities declined $184,000, or 36.6%, from $503,000 in the first quarter of 2015, to $319,000 in the same period in 2016. During the first quarter of 2016, QNB recorded $70,000 of other-than-temporary impairment charges in an equity security, as a result of a prolonged decline in its fair value. There were no OTTI charges taken in the same period in 2015. Fees for services to customers decreased $19,000, or 4.7%, from $402,000 at March 31, 2015 to $383,000 at March 31, 2016, due primarily to a decrease in net overdraft income and the elimination of an ATM network service charge in September 2015. QNB originates residential mortgage loans for sale in the secondary market. Net gains on sale of loans decreased $14,000, or 22.2%, from $63,000 during the first quarter of 2015 to $49,000 during the first quarter 2016 due to a decrease in salable residential mortgage activity. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $1,557,000 and $1,933,000 for the first quarters of 2016 and 2015, respectively.

These reductions in fee income were offset in part by a $26,000, or 7.2% increase in ATM and debit card income to $388,000 for the first quarter 2016, due to increased card-based transactions and expansion of checking account households. The “other” category of non-interest income increased $70,000 to $289,000 due primarily to a valuation allowance of an OREO property recorded during the first quarter of 2015. Trading revenue represents realized and unrealized gains and losses, net of expenses, on the municipal trading account portfolio, first established during the first quarter of 2015. This portfolio is marked to market with any change in fair value recorded as non-interest income. Interest earned on these securities during the holding period is included in net interest income. Net gains from trading activity increased $19,000, or 126.7%, to $34,000 for the first quarter 2016 compared to the same period in 2015. Price volatility in the bond market as well as the decline in interest rates during the first quarter of 2016 contributed to the increase in trading revenue.

QNB provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. Assets under management at March 31, 2016 were approximately $76,400,000, increasing $21,900,000 from assets under management of approximately $54,500,000 at March 31, 2015.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
			Change from prior year
Three months ended March 31,	2016	2015	Amount	Percent
Salaries and employee benefits	$3,054	$2,996	$58	1.9%
Net occupancy	441	454	(13)	-2.9%
Furniture and equipment	425	429	(4)	-0.9%
Marketing	196	210	(14)	-6.7%
Third-party services	403	401	2	0.5%
Telephone, postage and supplies	186	194	(8)	-4.1%
State taxes	180	174	6	3.4%
FDIC insurance premiums	170	167	3	1.8%
Other	464	502	(38)	-7.6%
Total	$5,519	$5,527	$(8)	-0.1%

Total non-interest expense was $5,519,000 for the first quarter of 2016, a decrease of $8,000, compared to the first quarter of 2015.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the first quarter of 2016 were $3,054,000, an increase of $58,000, or 1.9%, from the $2,996,000 reported in the first quarter of 2015. Salary expense comprises the majority of this increase, up $43,000, or 1.8% to $2,353,000 during the first quarter 2016. The increase is mainly attributable to merit raises. Benefit expense increased $15,000 for the first quarter of 2016.

Net occupancy and furniture and equipment expense decreased $17,000, or 1.9%, to $866,000 when comparing first quarter 2016 to first quarter 2015. This is primarily related to reductions in utilities expense of $8,000 and building maintenance costs of $15,000, partially offset by increased rent and reduced building rental income totaling $10,000.

Marketing expense decreased $14,000, or 6.7%, to $196,000 for the quarter ended March 31, 2016. The decrease in 2016 was largely attributable to a decrease in advertising expenses, due to a change in timing for television advertising campaigns in 2016, compared to 2015.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. There was a small $2,000 increase in third party service fees for first quarter 2016, compared with the same period in 2015.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $180,000 for the first quarter of 2016, an increase of $6,000 compared to the same period in 2015. The increase is related to the change in the Bank’s equity capital.

Other non-interest expense decreased $38,000, or 7.6%, to $464,000 for the first quarter of 2016. The majority of the decrease relates to a reduction in OREO expense.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2016, QNB’s net deferred tax asset was $2,273,000. The primary components of deferred taxes are deferred tax assets of $2,569,000 relating to the allowance for loan losses, $508,000 related to non-accrual interest income, $57,000 generated by OTTI charges on equity securities and $392,000 related to OTTI charges on pooled trust preferred securities, offset by $1,136,000 in deferred tax liabilities related to unrealized gains on available for sale securities. As of December 31, 2015, QNB’s net deferred tax asset was $3,673,000. The primary difference in the balance of net deferred tax assets when comparing March 31, 2016 to December 31, 2015 is the increase in deferred tax liability due to increased unrealized gains on available for sale securities.

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

Applicable income tax expense was $788,000 for the three-month period ended March 31, 2016 compared to $701,000 for the three-month period ended March 31, 2015. The effective tax rate for the first quarter of 2016 was 25.8%, compared with 24.7% for the same period in 2015. This increase in effective tax rate for the quarter ended March 31, 2016 is due to the decreased proportion of tax-free income to total income, primarily municipal securities interest income, and increased state income taxes due to the depletion of net loss carryforward at QNB Corp. in 2015.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. While the economy continues to improve, loan demand slowed somewhat in the first quarter 2016 compared to the strong demand throughout 2015. The low level of interest rates and the extreme rate competition for quality loans is anticipated to continue through 2016. It is also anticipated that the rate competition for attracting and retaining deposits may increase in 2016 and into 2017 as short-term interest rates are expected to begin to increase which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2016 were $1,004,552,000 compared with $1,020,936,000 at December 31, 2015. Cash and cash equivalents increased $15,147,000 from December 31, 2015 to $32,138,000 at March 31, 2016, due in part to growth in deposit balances and delayed loan fundings for loan commitments granted in 2015. Proceeds from the decline in total investment securities of $16,980,000 also contributed to the increase in cash at quarter-end. Loans receivable were $601,686,000 at March 31, 2016.

Average total commercial loans increased $31,616,000 when comparing the first three months of 2016 to the first three months of 2015. Commercial real estate average loan balances increased $40,215,000, or 14.1%, to $325,189,000. Average commercial and industrial loans, which represent commercial purpose loans that are either secured by collateral other than real estate or unsecured, declined $4,920,000, or 4.1% while average tax-exempt loans to state and municipal organizations decreased $6,250,000, or 13.4%, over the same time period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average loans secured by residential real estate increased, $6,074,000, or 16.4%, when comparing the average balances for the three month periods. Average home equity loans increased $4,673,000, or 8.1%, for the first quarter of 2016 compared to the same period in 2015. The Bank had several successful home equity loan promotions over the past year and has initially received a strong response to the product offering.

Total investment securities, including trading securities, available-for-sale securities and held-to-maturity securities were $349,271,000 at March 31, 2016 and $366,251,000 at December 31, 2015. Despite the overall decline in investment security balances since year end, the composition of the portfolio is essentially unchanged since December 31, 2015. The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

QNB owns CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of one that now represents the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds six of these securities with an amortized cost of $3,220,000 and a fair value of $2,655,000 at March 31, 2016. The company received principal and interest payments totaling $71,000 on three of these securities during the first quarter, which was recorded as a reduction to the amortized cost. There was no credit-related other-than-temporary impairment charge in the first quarter of 2016 or 2015. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

Total deposits decreased $24,426,000 to $865,360,000 at March 31, 2016 compared to the December 31, 2015 balances. Non-interest bearing demand balances increased $7,117,000 to $105,660,000 at March 31, 2016, primarily business deposits. Interest-bearing demand balances decreased $41,748,000 to $233,177,000 from December 31, 2015 to March 31, 2016. This decrease is primarily attributable to municipal deposits which decreased $39,005,000. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Money market and savings balances increased $3,090,000 and $7,388,000, respectively, to $70,262,000 and $229,158,000, respectively. Time deposits decreased $273,000, declining from $227,376,000 at December 31, 2015 to $227,103,000 at March 31, 2016, as customers continue to look for liquidity in anticipation of rising interest rates. It is anticipated that total deposits will decline during the second quarter as tax money is received by the local school districts are expected to flow out as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased $3,263,000 from $37,163,000 at December 31, 2015 to $40,426,000 at March 31, 2016. These balances are commercial sweep accounts which are also volatile based on businesses’ receipt and disbursement of funds.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2016, the Bank had a maximum borrowing capacity with the FHLB of approximately $251,878,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at March 31, 2016. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $41,000,000. At March 31, 2016, there were no outstanding borrowings under these lines. At times during the first quarter of 2016, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds have remained virtually unchanged since December 31, 2015. Total cash and cash equivalents, trading and available-for-sale investment securities and loans held-for-sale totaled $381,352,000 and $384,082,000 at March 31, 2016 and December 31, 2015, respectively. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is still anticipated that the investment portfolio will continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds and agency securities are called and as mortgage-backed and CMO securities provide steady cash flow. In the event interest rates rise, the cash flow available from the investment portfolio could decrease.

Approximately $164,005,000 and $197,149,000 of available-for-sale securities at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The decrease in the amount of pledged securities corresponds with the decrease in municipal deposits from December 31, 2015 to March 31, 2016.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2016 was $94,955,000, or 9.45% of total assets, compared to shareholders' equity of $90,443,000, or 8.86% of total assets, at December 31, 2015. Shareholders’ equity at March 31, 2016 included a positive adjustment of $2,204,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale. At December 31, 2015, shareholders’ equity included a negative $546,000 adjustment for unrealized holding losses in the available-for-sale investment portfolio. Without these adjustments, shareholders' equity to total assets would have been 9.25% and 8.91% at March 31, 2016 and December 31, 2015, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average shareholders' equity and average total assets were $92,251,000 and $1,001,189,000 for the first three months of 2016, an increase of 4.1% and 1.3%, respectively, from the averages for the year ended December 31, 2015. The ratio of average total equity to average total assets was 9.21% for the first three months of 2016 compared to 8.97% for all of 2015.

Retained earnings at March 31, 2016 were impacted by three months of net income of $2,265,000 partially offset by cash dividends declared and paid of $1,012,000. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $246,000 and $220,000 to capital during the first quarter of 2016 and 2015, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2016, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

QNB and the Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier 1 capital and Tier 2. Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”) became effective for QNB on January 1, 2015, with full compliance with all the of final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.

Under the final rules, minimum requirements increased for both the quantity and quality of capital. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. QNB continues to monitor the effect of these new rules on the business, operations and capital levels of the Company and the Bank.

As of March 31, 2016, the capital levels for QNB and the Bank remained characterized as “well-capitalized” under the new rules.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis	March 31, 2016	December 31, 2015
Regulatory Capital
Shareholders' equity	$94,955	$90,443
Net unrealized securities gains, net of tax	(2,204)	546
Net unrealized losses on available-for-sale equity securities, net of tax	-	(167)
Disallowed goodwill and other intangible assets	(5)	(3)
Common equity tier I capital	92,746	90,819

Tier I capital	92,746	90,819
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,615	7,613
Net unrealized gains on equity securities, net of tax	7	-
Total regulatory capital	$100,368	$98,432
Risk-weighted assets	$766,780	$782,662
Quarterly average assets for leverage capital purposes	$1,001,184	$1,023,362

Capital Ratios	March 31, 2016	December 31, 2015
Common equity tier I capital / risk-weighted assets	12.10%	11.60%
Tier I capital / risk-weighted assets	12.10%	11.60%
Total regulatory capital / risk-weighted assets	13.09%	12.58%
Tier I capital / average assets (leverage ratio)	9.26%	8.87%

Under the requirements, at March 31, 2016 and December 31, 2015, QNB has a tier 1 capital ratio of 12.10% and 11.60%, a total regulatory capital ratio of 13.09% and 12.58%, and a leverage ratio of 9.26% and 8.87%, respectively. The leverage ratio improved from December 31, 2015 due to the proportional increase of tier I capital compared to the increase in quarterly average assets when compared to the fourth quarter of 2015. The increase in the common equity tier 1, tier 1 and total regulatory capital to risk-weighted asset ratios is a result of capital increasing and risk-weighted assets decreasing. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2016.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2016 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2016 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2016	2015
+300	-5.18%	-12.85%
+200	-3.36%	-8.84%
+100	-1.55%	-5.06%
-100	*N/A	*N/A

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

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2016 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2016

Item 1.       Legal Proceedings

No material proceedings.

Item 1A.    Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2015.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2016 through March 31, 2016	-	-	-	42,117
February 1, 2016 through February 29, 2016	-	-	-	42,117
March 1, 2016 through March 31, 2016	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date:	May 9, 2016	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date:	May 9, 2016	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date:	May 9, 2016	By:	/s/ Phillip N. Geiger
Phillip N. Geiger
Chief Accounting Officer, QNB Bank