Form 10-Q
period 2016-06-30
QNB CORP
filed 2016-08-08
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number     0-17706

            QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code	(215) 538-5600

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

Large accelerated filer ____	Accelerated filer ☑
Non-accelerated filer ____	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2016
Common Stock, par value $0.625	3,391,320

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2016

INDEX

PART I - FINANCIAL INFORMATION

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data) (current period unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$10,691	$9,159
Interest-bearing deposits in banks	47,258	7,832
Total cash and cash equivalents	57,949	16,991

Investment securities
Trading	3,459	4,189
Available-for-sale (amortized cost $339,595 and $362,742)	344,253	361,915
Held-to-maturity (fair value $149 and $151)	147	147
Restricted investment in bank stocks	522	508
Loans held-for-sale	184	987
Loans receivable	604,478	615,270
Allowance for loan losses	(7,550)	(7,554)
Net loans	596,928	607,716
Bank-owned life insurance	11,122	10,978
Premises and equipment, net	8,913	9,257
Accrued interest receivable	2,376	2,562
Net deferred tax assets	1,891	3,673
Other assets	2,494	2,013
Total assets	$1,030,238	$1,020,936

Liabilities
Deposits
Demand, non-interest bearing	$117,650	$98,543
Interest-bearing demand	243,858	274,925
Money market	69,763	67,172
Savings	233,641	221,770
Time	133,684	135,251
Time of $100 or more	94,689	92,125
Total deposits	893,285	889,786
Short-term borrowings	36,693	37,163
Accrued interest payable	330	330
Other liabilities	2,723	3,214
Total liabilities	933,031	930,493

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,555,769 shares and 3,524,363 shares issued; 3,391,200 and 3,359,794 shares outstanding	2,222	2,203
Surplus	16,762	15,973
Retained earnings	77,625	75,289
Accumulated other comprehensive income (loss), net of tax	3,074	(546)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	97,207	90,443
Total liabilities and shareholders' equity	$1,030,238	$1,020,936

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
	(in thousands, except per share data - unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$6,332	$5,965	$12,684	$11,846
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,291	1,256	2,647	2,598
Tax-exempt	489	469	1,005	955
Interest on trading securities	30	40	70	81
Interest on interest-bearing balances and other interest income	42	16	58	73
Total interest income	8,184	7,746	16,464	15,553

Interest expense
Interest on deposits
Interest-bearing demand	163	154	315	320
Money market	47	38	94	74
Savings	229	200	455	396
Time	371	389	744	785
Time of $100 or more	319	295	637	590
Interest on short-term borrowings	36	28	79	59
Total interest expense	1,165	1,104	2,324	2,224
Net interest income	7,019	6,642	14,140	13,329
Provision for loan losses	-	60	125	60
Net interest income after provision for loan losses	7,019	6,582	14,015	13,269

Non-interest income
Total other-than-temporary impairment loss on investment securities	(122)	-	(192)	-
Net gain on sale of investment securities	137	214	526	717
Net gain on investment securities	15	214	334	717
Net gain (loss) on trading activites	52	(34)	86	(19)
Fees for services to customers	397	404	780	806
ATM and debit card	422	394	810	756
Retail brokerage and advisory income	126	204	296	377
Bank-owned life insurance	73	72	144	142
Merchant Income	83	81	156	151
Net gain on sale of loans	71	119	120	182
Other	135	145	224	164
Total non-interest income	1,374	1,599	2,950	3,276

Non-interest expense
Salaries and employee benefits	2,988	3,053	6,042	6,049
Net occupancy	426	455	867	909
Furniture and equipment	440	432	865	861
Marketing	265	212	461	422
Third party services	403	445	806	846
Telephone, postage and supplies	174	175	360	369
State taxes	141	173	321	347
FDIC insurance premiums	157	150	327	317
Other	599	569	1,063	1,071
Total non-interest expense	5,593	5,664	11,112	11,191
Income before income taxes	2,800	2,517	5,853	5,354
Provision for income taxes	702	583	1,490	1,284
Net income	$2,098	$1,934	$4,363	$4,070
Earnings per share - basic	$0.62	$0.58	$1.29	$1.22
Earnings per share - diluted	$0.62	$0.58	$1.29	$1.22
Cash dividends per share	$0.30	$0.29	$0.60	$0.58

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(in thousands - unaudited)
Three months ended June 30,	2016			2015
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$2,800	$702	$2,098	$2,517	$583	$1,934
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains (losses) arising during the period	1,333	453	880	(2,674)	(909)	(1,765)
Reclassification adjustment for gains included in net income	(15)	(5)	(10)	(214)	(73)	(141)
Other comprehensive income (loss)	1,318	448	870	(2,888)	(982)	(1,906)
Total comprehensive income (loss)	$4,118	$1,150	$2,968	$(371)	$(399)	$28

Six months ended June 30,	2016			2015
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$5,853	$1,490	$4,363	$5,354	$1,284	$4,070
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains (losses) arising during the period	5,819	1,979	3,840	(214)	(73)	(141)
Reclassification adjustment for gains included in net income	(334)	(114)	(220)	(717)	(244)	(473)
Other comprehensive income (loss)	5,485	1,865	3,620	(931)	(317)	(614)
Total comprehensive income	$11,338	$3,355	$7,983	$4,423	$967	$3,456

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited) (in thousands, except share and per share data)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income	-	-	-	4,363	-	-	4,363
Other comprehensive income, net of tax	-	-	-	-	3,620	-	3,620
Cash dividends declared ($0.60 per share)	-	-	-	(2,027)	-	-	(2,027)
Stock issued in connection with dividend reinvestment and stock purchase plan	16,314	10	467	-	-	-	477
Stock issued for employee stock purchase plan	1,540	1	40	-	-	-	41
Stock issued for options exercised	13,552	8	228	-	-	-	236
Tax benefit of stock options exercised	-	-	12	-	-	-	12
Stock-based compensation expense	-	-	42	-	-	-	42
Balance, June 30, 2016	3,391,200	$2,222	$16,762	$77,625	$3,074	$(2,476)	$97,207

(unaudited) (in thousands, except share and per share data)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income	-	-	-	4,070	-	-	4,070
Other comprehensive loss, net of tax	-	-	-	-	(614)	-	(614)
Cash dividends declared ($0.58 per share)	-	-	-	(1,931)	-	-	(1,931)
Stock issued in connection with dividend reinvestment and stock purchase plan	16,123	10	443	-	-	-	453
Stock issued for employee stock purchase plan	1,721	1	42	-	-	-	43
Stock issued for options exercised	7,802	5	91	-	-	-	96
Tax benefit of stock options exercised	-	-	20	-	-	-	20
Stock-based compensation expense	-	-	46	-	-	-	46
Balance, June 30, 2015	3,342,304	$2,192	$15,461	$73,067	$293	$(2,476)	$88,537

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands, unaudited)
Six months ended June 30,	2016	2015
Operating Activities
Net income	$4,363	$4,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	524
Provision for loan losses	125	60
Net gain on investment securities available-for-sale	(334)	(717)
Provision for repossessed assets and other real estate owned	-	89
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(70)
Net gain on sale of loans	(120)	(182)
Proceeds from sales of residential mortgages held-for-sale	3,556	6,487
Origination of residential mortgages held-for-sale	(2,633)	(6,391)
Income on bank-owned life insurance	(144)	(142)
Stock-based compensation expense	42	46
Net decrease in trading securities	730	336
Deferred income tax provision	(83)	49
Net increase (decrease) in income taxes payable	6	(453)
Net decrease in accrued interest receivable	186	244
Amortization of mortgage servicing rights and change in valuation allowance	36	31
Net amortization of premiums and discounts on investment securities	940	1,101
Net decrease in accrued interest payable	-	(7)
Increase in other assets	(493)	(304)
Decrease in other liabilities	(27)	(1,008)
Net cash provided by operating activities	6,598	3,763

Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	51,888	51,926
Proceeds from the sale of investment securities available-for-sale	28,814	26,795
Purchases of investment securities available-for-sale	(58,655)	(30,319)
Proceeds from redemption of investment in restricted bank stock	1,482	1,318
Purchase of restricted bank stock	(1,496)	(1,179)
Net decrease (increase) in loans	10,663	(23,595)
Net purchases of premises and equipment	(105)	(214)
Proceeds from sales of other real estate owned and repossessed assets	1	3,007
Net cash provided by investing activities	32,592	27,739

Financing Activities
Net increase in non-interest bearing deposits	19,107	10,140
Net decrease in interest-bearing deposits	(15,608)	(35,651)
Net decrease in short-term borrowings	(470)	(2,293)
Tax benefit from exercise of stock options	12	20
Cash dividends paid, net of reinvestment	(1,772)	(1,717)
Proceeds from issuance of common stock	499	378
Net cash provided by (used in) financing activities	1,768	(29,123)
Increase in cash and cash equivalents	40,958	2,379
Cash and cash equivalents at beginning of year	16,991	18,245
Cash and cash equivalents at end of period	$57,949	$20,624

Supplemental Cash Flow Disclosures
Interest paid	$2,324	$2,231
Income taxes paid	1,555	1,650
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	-	215
Unsettled trades to purchase securities	-	4,729

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2015 Annual Report incorporated in the Form 10-K. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2016, for items that should potentially be recognized or disclosed in these financial statements.

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

This ASU is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. If QNB had adopted this guidance in 2016 it would have resulted in an increase in net income of $15,000 and $41,000 for the three and six months ended June 30, 2016. There would have been no impact on shareholder’s equity as the equity securities held by QNB are already recorded at fair value through accumulated other comprehensive income (loss).

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

To that end, the new guidance:

●

Eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets

●	Broadens the information an entity can consider when measuring credit losses to include forward-looking information
●	Increases usefulness of the financial statements by requiring timely inclusion of forecasted information in forming expectations of credit losses
●

Increases comparability of purchased financial assets with credit deterioration (PCD assets) with other purchased assets that do not have credit deterioration as well as originated assets because credit losses that are expected will be recorded through an allowance for credit losses for all assets

●	Increases users’ understanding of underwriting standards and credit quality trends by requiring additional information about credit quality indicators by year of origination (vintage)
●

For available-for-sale debt securities, aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses (and subsequent changes in credit losses) through an allowance rather than a write down

The new guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. QNB is evaluating the impact of this new standard on its consolidated financial statements.

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

Stock-based compensation expense was $26,000 and $25,000 for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense was $42,000 and $46,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was approximately $120,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 32 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of June 30, 2016, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and no remaining options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

The 2005 Plan authorized the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2016, there were 184,200 options granted, 65,050 options forfeited, 63,980 options exercised, and 55,170 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 23,500 options granted and outstanding under this Plan as of June 30, 2016. There were no options forfeited or exercised as of June 30, 2016. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Six months ended June 30,	2016	2015
Risk free interest rate	1.14%	1.06%
Dividend yield	3.78	3.86
Volatility	22.62	26.74
Expected life (years)	4.20	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first six months of 2016 and 2015 was $3.79 and $4.38, respectively.

Stock option activity during the six months ended June 30, 2016 and 2015 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	82,875	$24.33
Granted	23,500	30.40
Exercised	(17,980)	20.66
Forfeited	(9,725)	25.61
Outstanding at June 30, 2016	78,670	$26.82	2.99	$407
Exercisable at June 30, 2016	23,545	$22.38	1.12	$226

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	88,375	$23.27
Granted	21,000	29.25
Exercised	(11,650)	17.73
Forfeited	(12,650)	31.87
Outstanding at June 30, 2015	85,075	$24.22	2.74	$440
Exercisable at June 30, 2015	30,875	$20.85	1.12	$264

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the six months ended June 30, 2016 and 2015. As of June 30, 2016, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share - net income	$2,098	$1,934	$4,363	$4,070
Denominator for basic earnings per share - weighted average shares outstanding	3,383,109	3,333,018	3,376,445	3,327,384
Effect of dilutive securities - employee stock options	8,766	13,515	8,389	12,734
Denominator for diluted earnings per share - adjusted weighted
average shares outstanding	3,391,875	3,346,533	3,384,834	3,340,118
Earnings per share - basic	$0.62	$0.58	$1.29	$1.22
Earnings per share - diluted	0.62	0.58	1.29	1.22

There were 41,350 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2016. There were 21,000 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2015. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive (loss) income at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Unrealized net holding gains (losses) on available-for-sale securities	$4,965	$(568)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(307)	(259)
Accumulated other comprehensive income (loss)	4,658	(827)
Tax effect	(1,584)	281
Accumulated other comprehensive income (loss), net of tax	$3,074	$(546)

The following tables present amounts reclassified out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015:

Three months ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2016	2015	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$137	$214	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(122)	-	Net other-than-temporary impairment losses on investment securities
	15	214
Tax effect	(5)	(73)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$10	$141	Net of tax

Six months ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2016	2015	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$526	$717	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(192)	-	Net other-than-temporary impairment losses on investment securities
	334	717
Tax effect	(114)	(244)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$220	$473	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net realized and unrealized gains of $52,000 and losses of $34,000 recorded for the three months ended June 30, 2016 and 2015, respectively. There were net realized and unrealized gains of $86,000 and losses of $19,000 recorded for the six months ended at June 30, 2016 and 2015, respectively. Unrealized gains on trading activity related to trading securities still held at June 30, 2016 and December 31, 2015 totaled $53,000 and $31,000, respectively. Interest and dividends are included in interest income.

Trading securities, at fair value, at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
State and municipal securities	$3,459	$4,189

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency	$60,510	$297	$(1)	$60,214
State and municipal	73,888	2,072	(7)	71,823
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	129,027	2,405	-	126,622
Collateralized mortgage obligations (CMOs)	62,545	654	(166)	62,057
Pooled trust preferred	2,400	248	(942)	3,094
Corporate debt	8,110	53	(17)	8,074
Equity	7,773	371	(309)	7,711
Total investment securities available-for-sale	$344,253	$6,100	$(1,442)	$339,595

December 31, 2015	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency	$61,779	$88	$(490)	$62,181
State and municipal	78,954	1,554	(31)	77,431
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,681	944	(920)	136,657
Collateralized mortgage obligations (CMOs)	65,610	178	(1,178)	66,610
Pooled trust preferred	2,653	259	(897)	3,291
Corporate debt	9,004	15	(95)	9,084
Equity	7,234	516	(770)	7,488
Total investment securities available-for-sale	$361,915	$3,554	$(4,381)	$362,742

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2016 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

June 30, 2016	Fair value	Amortized cost
Due in one year or less	$5,371	$5,292
Due after one year through five years	220,326	217,024
Due after five years through ten years	97,106	95,501
Due after ten years	13,677	14,067
Equity securities	7,773	7,711
Total investment securities available-for-sale	$344,253	$339,595

For the three months ended June 30, 2016 and 2015, proceeds from sales of investment securities available-for-sale were approximately $4,198,000 and $19,200,000. Proceeds from sales of investment securities available-for-sale were approximately $28,814,000 and $26,795,000 for the six months ended June 30, 2016 and 2015, respectively.

Due to favorable conditions in the U.S. equities markets, QNB sold 10 equity holdings, with a book value of $2,731,000 in mid-July 2016, which resulted in a gain on sale of $209,000, net of taxes.

At June 30, 2016 and December 31, 2015, investment securities available-for-sale totaling approximately $160,631,000 and $197,149,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended June 30, 2016				Three months ended June 30, 2015
	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains
Equity securities	$36	$-	$(122)	$(86)	$204	$(23)	$-	$181
Debt securities	101	-	-	101	66	(33)	-	33
Total	$137	$-	$(122)	$15	$270	$(56)	$-	$214

	Six months ended June 30, 2016				Six months ended June 30, 2015
	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains
Equity securities	$417	$-	$(192)	$225	$630	$(23)	$-	$607
Debt securities	182	(73)	-	109	154	(44)	-	110
Total	$599	$(73)	$(192)	$334	$784	$(67)	$-	$717

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The tax expense applicable to the net realized gains for the quarters and six-month periods ended June 30, 2016 and 2015 were $5,000 and $73,000 for the quarter and $114,000 and $244,000 year-to-date, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities during the quarter or six months ended June 30, 2016 or 2015, respectively.

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Six months ended June 30,	2016	2015
Balance, beginning of period	$1,153	$1,153
Reductions: gain on payoff	-	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,153	$1,153

The amortized cost and estimated fair values of investment securities held-to-maturity at June 30, 2016 and December 31, 2015 were as follows:

Held-To-Maturity
	June 30, 2016				December 31, 2015
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
State and municipal securities	$147	$2	$-	$149	$147	$4	$-	$151

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at June 30, 2016 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2016	Fair value	Amortized cost
Due in one year or less	$149	$147
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$149	$147

There were no sales of investment securities classified as held-to-maturity during the three and six months ended June 30, 2016 or 2015.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

June 30, 2016
		Less than 12 months		12 months or longer		Total
	No. of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency	2	$2,000	$(1)	-	-	$2,000	$(1)
State and municipal	3	893	(6)	$503	$(1)	1,396	(7)
U.S. Government agencies and sponsored enterprises (GSEs):
Collateralized mortgage obligations (CMOs)	19	1,796	(16)	17,362	(150)	19,158	(166)
Pooled trust preferred	5	-	-	2,024	(942)	2,024	(942)
Corporate debt	1	-	-	994	(17)	994	(17)
Equity	15	2,408	(135)	1,014	(174)	3,422	(309)
Total	45	$7,097	$(158)	$21,897	$(1,284)	$28,994	$(1,442)

December 31, 2015
		Less than 12 months		12 months or longer		Total
	No. of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency	32	$40,949	$(418)	$4,426	$(72)	$45,375	$(490)
State and municipal	20	6,646	(19)	1,555	(12)	8,201	(31)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	62	90,796	(871)	1,403	(49)	92,199	(920)
Collateralized mortgage obligations (CMOs)	49	28,372	(261)	26,354	(917)	54,726	(1,178)
Pooled trust preferred	5	-	-	2,193	(897)	2,193	(897)
Corporate debt	6	5,988	(95)	-	-	5,988	(95)
Equity	19	4,035	(695)	193	(75)	4,228	(770)
Total	193	$176,786	$(2,359)	$36,124	$(2,022)	$212,910	$(4,381)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2016 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds six pooled trust preferred securities as of June 30, 2016. These securities have a total amortized cost of approximately $3,094,000 and a fair value of $2,400,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of June 30, 2016:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2016)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$190	$(53)	$-	$(1)	B1/BB	5	-	18.0%	141.1%
PreTSL XVII	Mezzanine	614	467	(147)	-	(222)	C/CC	34	5	21.6	99.3
PreTSL XIX	Mezzanine	932	545	(387)	-	-	Caa1/CC	40	12	11.3	97.2
PreTSL XXV	Mezzanine	766	485	(281)	-	(222)	Ca/C	45	5	26.8	89.1
PreTSL XXVI	Mezzanine	412	337	(75)	-	(270)	Caa3/C	43	7	20.4	96.5
PreTSL XXVI	Mezzanine	127	376	249	-	(438)	Caa3/C	43	7	20.4	96.5
		$3,094	$2,400	$(694)	$-	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Regulators released a final rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at June 30, 2016 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three and six months ended June 30, 2016 and 2015, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

●

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2015 were approximately 0.37%. Thus, in addition to the specific bank default assumptions used for the near term, for future defaults on the individual banks in the analysis for 2016 and beyond the rate used is calculated based on historic default averages and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. Default factors used in the cash flow analysis range from 0.25% to 0.53%.

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

Based upon the analysis performed by management as of June 30, 2016, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	June 30, 2016	December 31, 2015
Commercial:
Commercial and industrial	$114,894	$124,397
Construction	33,527	27,372
Secured by commercial real estate	225,154	235,171
Secured by residential real estate	63,489	63,164
State and political subdivisions	40,844	40,285
Indirect lease financing	9,567	10,371
Retail:
1-4 family residential mortgages	44,611	42,833
Home equity loans and lines	67,910	67,384
Consumer	4,413	4,286
Total loans	604,409	615,263
Net unearned costs	69	7
Loans receivable	$604,478	$615,270

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At June 30, 2016 and December 31, 2015, overdrafts were approximately $202,000 and $203,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2016, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2016 and December 31, 2015:

June 30, 2016	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$107,242	$4	$7,648	$-	$114,894
Construction	33,514	-	13	-	33,527
Secured by commercial real estate	212,632	808	11,714	-	225,154
Secured by residential real estate	60,725	-	2,764	-	63,489
State and political subdivisions	39,624	-	1,220	-	40,844
Indirect lease financing	9,450	-	117	-	9,567
	$463,187	$812	$23,476	$-	$487,475

December 31, 2015	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$117,246	-	$7,151	$-	$124,397
Construction	27,355	-	17	-	27,372
Secured by commercial real estate	218,958	$361	15,852	-	235,171
Secured by residential real estate	60,286	34	2,844	-	63,164
State and political subdivisions	39,027	-	1,258	-	40,285
Indirect lease financing	10,168	-	203	-	10,371
	$473,040	$395	$27,325	$-	$500,760

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2016 and December 31, 2015:

June 30, 2016	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$44,335	$276	$44,611
Home equity loans and lines	67,805	105	67,910
Consumer	4,413	-	4,413
	$116,553	$381	$116,934

December 31, 2015	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$42,546	$287	$42,833
Home equity loans and lines	67,257	127	67,384
Consumer	4,286	-	4,286
	$114,089	$414	$114,503

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015:

June 30, 2016	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$75	-	-	$75	$114,819	$114,894
Construction	-	-	-	-	33,527	33,527
Secured by commercial real estate	1,703	$56	$863	2,622	222,532	225,154
Secured by residential real estate	37	58	371	466	63,023	63,489
State and political subdivisions	-	-	-	-	40,844	40,844
Indirect lease financing	29	159	162	350	9,217	9,567
Retail:
1-4 family residential mortgages	-	-	-	-	44,611	44,611
Home equity loans and lines	328	53	-	381	67,529	67,910
Consumer	25	4	-	29	4,384	4,413
	$2,197	$330	$1,396	$3,923	$600,486	$604,409

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2016 and December 31, 2015:

June 30, 2016	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,060
Construction	-	-
Secured by commercial real estate	-	3,399
Secured by residential real estate	-	1,735
State and political subdivisions	-	-
Indirect lease financing	$65	110
Retail:
1-4 family residential mortgages	-	276
Home equity loans and lines	-	105
Consumer	-	-
	$65	$8,685

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2015	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,433
Construction	-	-
Secured by commercial real estate	-	3,627
Secured by residential real estate	-	1,803
State and political subdivisions	-	-
Indirect lease financing	$11	143
Retail:
1-4 family residential mortgages	-	287
Home equity loans and lines	-	127
Consumer	-	-
	$11	$9,420

Activity in the allowance for loan losses for the three months ended June 30, 2016 and 2015 are as follows:

Three months ended June 30, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,334	$6	-	$10	$1,350
Construction	352	77	-	-	429
Secured by commercial real estate	2,292	(63)	-	2	2,231
Secured by residential real estate	1,690	(162)	$(20)	42	1,550
State and political subdivisions	196	8	-	-	204
Indirect lease financing	208	52	(43)	9	226
Retail:
1-4 family residential mortgages	352	(54)	-	-	298
Home equity loans and lines	352	(14)	-	5	343
Consumer	69	15	(16)	5	73
Unallocated	711	135	N/A	N/A	846
	$7,556	$-	$(79)	$73	$7,550

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended June 30, 2015	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,875	$(251)	$(30)	$9	$1,603
Construction	285	(136)	-	-	149
Secured by commercial real estate	2,569	141	(57)	2	2,655
Secured by residential real estate	1,666	266	(313)	16	1,635
State and political subdivisions	253	(21)	-	-	232
Indirect lease financing	95	25	-	1	121
Retail:
1-4 family residential mortgages	308	5	-	-	313
Home equity loans and lines	479	(12)	-	7	474
Consumer	85	4	(23)	5	71
Unallocated	363	39	N/A	N/A	402
	$7,978	$60	$(423)	$40	$7,655

Activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015 are as follows:

Six months ended June 30, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$(50)	$(140)	$19	$1,350
Construction	286	143	-	-	429
Secured by commercial real estate	2,411	(184)	-	4	2,231
Secured by residential real estate	1,812	(302)	(20)	60	1,550
State and political subdivisions	222	(18)	-	-	204
Indirect lease financing	164	105	(52)	9	226
Retail:
1-4 family residential mortgages	350	(52)	-	-	298
Home equity loans and lines	428	(95)	-	10	343
Consumer	76	16	(33)	14	73
Unallocated	284	562	N/A	N/A	846
	$7,554	$125	$(245)	$116	$7,550

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,433,000 and $1,288,000 as of June 30, 2016 and December 31, 2015, respectively. Non-performing TDRs totaled $2,279,000 and $990,000 as of June 30, 2016 and December 31, 2015, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	June 30, 2016		December 31, 2015
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,924	-	$1,787	-
TDRs with an allowance recorded	788	$428	491	$491
	$3,712	$428	$2,278	$491

The TDR concessions made during the six months ended June 30, 2016 involved extension of a maturity date, renewal of a line of credit and concessions to lower monthly payments. As of June 30, 2016 and December 31, 2015, QNB had commitments of $1,751,000 and $1,919,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were no charge-offs during the six months ended June 30, 2016 and 2015, resulting from loans previously modified as TDRs.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present loans by loan class modified as TDRs during the three and six months ended June 30, 2016 and 2015. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below represent carrying amounts immediately prior to the modification and at June 30, 2016.

Three months ended June 30,	2016			2015
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Secured by residential real estate	1	$41	$41	-	$-	$-
	1	$41	$41	-	$-	$-

Six months ended June 30,	2016			2015
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	6	$1,074	$1,069	-	$-	$-
Secured by residential real estate	4	524	512	-	-	-
	10	$1,598	$1,581	-	$-	$-

There no loans modified as TDRs within 12 months prior to June 30, 2016 and 2015 for which there was a payment default (60 days or more past due) during the three and six months ended June 30, 2016 and 2015.

The Company has five mortgage loans secured by residential real estate for which foreclosure proceedings are in process at June 30, 2016. The recorded investment is $136,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses at June 30, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2016	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,350	$518	$832	$114,894	$4,142	$110,752
Construction	429	-	429	33,527	508	33,019
Secured by commercial real estate	2,231	60	2,171	225,154	6,170	218,984
Secured by residential real estate	1,550	158	1,392	63,489	1,978	61,511
State and political subdivisions	204	-	204	40,844	-	40,844
Indirect lease financing	226	45	181	9,567	110	9,457
Retail:
1-4 family residential mortgages	298	22	276	44,611	568	44,043
Home equity loans and lines	343	-	343	67,910	128	67,782
Consumer	73	-	73	4,413	-	4,413
Unallocated	846	N/A	N/A	N/A	N/A	N/A
	$7,550	$803	$5,901	$604,409	$13,604	$590,805

	Allowance for Loan Losses			Loans Receivable
December 31, 2015	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,521	$712	$809	$124,397	$4,586	$119,811
Construction	286	-	286	27,372	364	27,008
Secured by commercial real estate	2,411	14	2,397	235,171	6,998	228,173
Secured by residential real estate	1,812	203	1,609	63,164	2,113	61,051
State and political subdivisions	222	-	222	40,285	-	40,285
Indirect lease financing	164	20	144	10,371	146	10,225
Retail:
1-4 family residential mortgages	350	25	325	42,833	583	42,250
Home equity loans and lines	428	-	428	67,384	151	67,233
Consumer	76	-	76	4,286	-	4,286
Unallocated	284	N/A	N/A	N/A	N/A	N/A
	$7,554	$974	$6,296	$615,263	$14,941	$600,322

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,436	$3,772	$-	$3,629	$3,923	$-
Construction	508	540	-	364	364	-
Secured by commercial real estate	5,360	5,766	-	6,932	7,416	-
Secured by residential real estate	1,009	1,537	-	942	1,653	-
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	13	23	-	3	3	-
Retail:
1-4 family residential mortgages	385	401	-	393	406	-
Home equity loans and lines	128	185	-	151	201	-
Consumer	-	-	-	-	-	-
	$10,839	$12,224	$-	$12,414	$13,966	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$706	$848	$518	$957	$1,086	$712
Construction	-	-	-	-	-	-
Secured by commercial real estate	810	957	60	66	66	14
Secured by residential real estate	969	1,097	158	1,171	1,279	203
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	97	98	45	143	145	20
Retail:
1-4 family residential mortgages	183	195	22	190	197	25
Home equity loans and lines	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$2,765	$3,195	$803	$2,527	$2,773	$974

Total:
Commercial:
Commercial and industrial	$4,142	$4,620	$518	$4,586	$5,009	$712
Construction	508	540	-	364	364	-
Secured by commercial real estate	6,170	6,723	60	6,998	7,482	14
Secured by residential real estate	1,978	2,634	158	2,113	2,932	203
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	110	121	45	146	148	20
Retail:
1-4 family residential mortgages	568	596	22	583	603	25
Home equity loans and lines	128	185	-	151	201	-
Consumer	-	-	-	-	-	-
	$13,604	$15,419	$803	$14,941	$16,739	$974

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

	Six Months Ended June 30, 2016		Year Ended December 31, 2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,370	$35	$6,108	$169
Construction	429	10	396	20
Secured by commercial real estate	6,426	67	7,370	149
Secured by residential real estate	2,013	7	1,544	-
State and political subdivisions	-	-	-	-
Indirect lease financing	112	-	43	1
Retail:
1-4 family residential mortgages	576	5	448	6
Home equity loans and lines	139	1	135	1
Consumer	-	-	2	-
	$14,065	$125	$16,046	$346

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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2016:

June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	-	$3,459	-	$3,459

Securities available-for-sale
U.S. Government agency securities	-	60,510	-	60,510
State and municipal securities	-	73,888	-	73,888
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	129,027	-	129,027
Collateralized mortgage obligations (CMOs)	-	62,545	-	62,545
Pooled trust preferred securities	-	-	$2,400	2,400
Corporate debt securities	-	8,110	-	8,110
Equity securities	$7,773	-	-	7,773
Total securities available-for-sale	$7,773	$334,080	$2,400	$344,253
Total recurring fair value measurements	$7,773	$337,539	$2,400	$347,712

Nonrecurring fair value measurements *
Impaired loans	$-	$-	$1,962	$1,962
Mortgage servicing rights	-	-	45	45
Total nonrecurring fair value measurements	$-	$-	$2,007	$2,007

* impairment

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2016. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the six-month period ended June 30, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2016	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$972	Appraisal of collateral (1)	Appraisal adjustments (2)	-10%	to	-70%
			Liquidation expenses (3)		-10%
Impaired loans	115	Used commercial vehicle and equipment guides	Guide value discounts (4)	0%	to	-40%
Impaired loans	125	Financial statement values for UCC collateral	Financial statement value discounts (5)		-25%
Impaired loans	750	Agreement of sale (6)
Mortgage servicing rights	45	Discounted cash flow	Remaining term	3	-	27yrs
			Discount rate	10%	to	12%

	Quantitative information about Level 3 fair value measurements
December 31, 2015	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$1,331	Appraisal of collateral (1)	Appraisal adjustments (2)	-15%	to	-80%
			Liquidation expenses (3)		-10%
Impaired loans	199	Used commercial vehicle and equipment guides	Guide value discounts (4)	0%	to	-30%
Impaired loans	168	Financial statement values for UCC collateral	Financial statement value discounts (5)	-25%	to	-70%
Mortgage servicing rights	133	Discounted cash flow	Remaining term	3	-	28yrs
			Discount rate	10%	to	12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally include various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided then additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.
(6)	Fair value is determined by the estimated net proceeds.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2016:

Fair value measurements using significant unobservable inputs (Level 3)
Balance, January 1, 2016	$2,653
Payments received	(197)
Total gains or losses (realized/unrealized):
Included in earnings	-
Included in other comprehensive income (loss)	(56)
Transfers in and/or out of Level 3	-
Balance, June 30, 2016	$2,400

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades over the past few years, the market for these securities at June 30, 2016 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2016;
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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.79% to 7.55%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2016 and December 31, 2015:

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Included in the fair value of impaired loans at December 31, 2015 were $145,000 of loans that had no specific reserves required at year end; however, were partially charged-off at year end. There were no such loans at June 30, 2016.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2016	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$57,949	$57,949	$57,949	-	-
Investment securities:
Trading	3,459	3,459	-	$3,459	-
Available-for-sale	344,253	344,253	7,773	334,080	$2,400
Held-to-maturity	147	149	-	149	-
Restricted investment in bank stocks	522	522	-	522	-
Loans held-for-sale	184	191	-	191	-
Net loans	596,928	607,603	-	-	607,603
Mortgage servicing rights	495	578	-	-	578
Accrued interest receivable	2,376	2,376	-	2,376	-

Financial liabilities
Deposits with no stated maturities	$664,912	$664,912	$664,912	-	$-
Deposits with stated maturities	228,373	231,803	-	$231,803	-
Short-term borrowings	36,693	36,693	36,693	-	-
Accrued interest payable	330	330	-	330	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30, 2016	December 31, 2015
Commitments to extend credit and unused lines of credit	$274,378	$232,492
Standby letters of credit	11,954	9,493
Total financial instrument commitments	$286,332	$241,985

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2016 and December 31, 2015 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2016, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Minimum required		Well capitalized
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$101,748	13.13%	$61,978	8.00%	$77,473	10.00%
Bank	93,948	12.50	60,132	8.00	75,165	10.00

Tier I capital (to risk-weighted assets):
Consolidated	94,128	12.15	46,484	6.00	46,484	6.00
Bank	86,339	11.49	45,099	6.00	60,132	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	94,128	12.15	34,863	4.50	N/A	N/A
Bank	86,339	11.49	33,824	4.50	48,857	6.50

Tier I capital (to average assets):
Consolidated	94,128	9.35	40,281	4.00	N/A	N/A
Bank	86,339	8.64	39,962	4.00	49,952	5.00

	Capital levels
	Actual		Minimum required		Well capitalized
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$98,432	12.58%	$62,613	8.00%	$78,266	10.00%
Bank	91,091	11.97	60,874	8.00	76,093	10.00

Tier I capital (to risk-weighted assets):
Consolidated	90,819	11.60	46,960	6.00	46,960	6.00
Bank	83,478	10.97	45,656	6.00	60,874	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	90,819	11.60	35,220	4.50	N/A	N/A
Bank	83,478	10.97	34,242	4.50	49,460	6.50

Tier I capital (to average assets):
Consolidated	90,819	8.87	40,934	4.00	N/A	N/A
Bank	83,478	8.22	40,632	4.00	50,790	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized. As a result of prolonged declines in some equity securities’ fair values, $122,000 and $192,000 of other-than-temporary impairment charges were recorded during the second quarter and first six months of 2016, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. There were no credit-related other-than-temporary impairment charges in the second quarter and first six months of 2016 or 2015.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2016 of $2,098,000, or $0.62 per share on a diluted basis, compared to net income of $1,934,000, or $0.58 per share on a diluted basis, for the same period in 2015. For the six month period ended June 30, 2016, QNB reported net income of $4,363,000, or $1.29 per share on a diluted basis. This compares to net income of $4,070,000, or $1.22 per share on a diluted basis, reported for the six month period ended June 30, 2015.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.84% and 9.01%, respectively, for the quarter ended June 30, 2016 compared with 0.81% and 8.83%, respectively, for the quarter ended June 30, 2015. For the comparative six month periods the annualized rate of return on average assets and average shareholders’ equity was 0.87% and 9.44%, respectively, for 2016 compared with 0.85% and 9.41%, respectively, for 2015.

Total assets as of June 30, 2016 were $1,030,238,000, compared with $1,020,936,000 at December 31, 2015. Loans receivable at June 30, 2016 were $604,478,000, compared with $615,270,000 at December 31, 2015, a decrease of $10,792,000, or 1.8%. Total deposits of $893,285,000 at June 30, 2016 increased $3,499,000 compared with total deposits of $889,786,000 at December 31, 2015.

Results for the three and six months ended June 30, 2016 include the following significant components:

●	Net interest income increased $377,000, or 5.7%, to $7,019,000 and $811,000, or 6.1%, to $14,140,000 for the three and six months ended June 30, 2016, respectively.

●	Net interest margin on a tax-equivalent basis increased two basis points for the quarter and four basis points year-to-date, to 3.08% and 3.11%, respectively.

●	QNB recorded no provision for loan losses for the second quarter and $125,000 first six months of 2016 compared with $60,000 in provisions recorded for second quarter and first six months of 2015.

●	Non-interest income decreased $225,000, or 14.1%, to $1,374,000 for the second quarter and $326,000, or 10.0%, to $2,950,000 for year-to-date 2016, compared to the same periods in 2015.

●	Non-interest expense decreased $71,000 to $5,593,000 for the second quarter and $79,000, to $11,112,000 year-to-date 2016, compared to the same periods in 2015.

●

Total non-performing loans were $10,183,000, or 1.68% of loans receivable at June 30, 2016, compared to $10,719,000, or 1.74% of loans receivable at December 31, 2015. Loans on non-accrual status were $8,685,000 at June 30, 2016 compared with $9,420,000 at December 31, 2015. Net charge-offs for the first six months of 2016 were $129,000, or 0.04% annualized of average total loans, as compared with $406,000, or 0.14% annualized of average total loans for the first six months of 2015.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and six month periods ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total interest income	$8,184	$7,746	$16,464	$15,553
Total interest expense	1,165	1,104	2,324	2,224
Net interest income	7,019	6,642	14,140	13,329
Tax-equivalent adjustment	412	434	848	879
Net interest income (fully taxable-equivalent)	$7,431	$7,076	$14,988	$14,208

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$3,899	4.67%	$46	$4,162	5.88%	$61
Investment securities (AFS & HTM):
U.S. Government agencies	53,551	1.84%	247	44,714	1.62%	181
State and municipal	73,191	4.05%	741	68,481	4.18%	715
Mortgage-backed and CMOs	192,598	1.99%	957	205,451	1.96%	1,008
Pooled trust preferred securities	3,216	0.22%	2	3,517	0.57%	5
Corporate debt securities	8,186	1.97%	40	6,009	1.15%	17
Equities	7,491	3.28%	61	7,174	3.22%	58
Total investment securities	338,233	2.42%	2,048	335,346	2.37%	1,984
Loans:
Commercial real estate	326,670	4.44%	3,607	290,608	4.44%	3,215
Residential real estate	44,600	3.93%	438	38,665	3.99%	386
Home equity loans	62,457	3.74%	580	57,042	3.56%	507
Commercial and industrial	112,393	4.24%	1,185	128,940	4.07%	1,309
Indirect lease financing	9,927	8.76%	218	8,921	8.98%	200
Consumer loans	4,367	5.21%	57	3,888	5.42%	52
Tax-exempt loans	40,347	3.74%	375	45,702	3.95%	450
Total loans, net of unearned income*	600,761	4.32%	6,460	573,766	4.28%	6,119
Other earning assets	28,900	0.59%	42	14,677	0.45%	16
Total earning assets	971,793	3.56%	8,596	927,951	3.54%	8,180
Cash and due from banks	14,197			11,704
Allowance for loan losses	(7,627)			(7,956)
Other assets	28,673			29,378
Total assets	$1,007,036			$961,077

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$153,457	0.23%	$87	$134,941	0.22%	$75
Municipals	86,770	0.35%	76	91,989	0.34%	79
Money market	69,558	0.27%	47	65,287	0.24%	38
Savings	230,086	0.40%	229	216,598	0.37%	200
Time	133,832	1.11%	371	144,263	1.08%	389
Time of $100,000 or more	94,052	1.36%	319	92,694	1.28%	295
Total interest-bearing deposits	767,755	0.59%	1,129	745,772	0.58%	1,076
Short-term borrowings	38,208	0.38%	36	30,378	0.36%	28
Total interest-bearing liabilities	805,963	0.58%	1,165	776,150	0.57%	1,104
Non-interest-bearing deposits	103,624			93,814
Other liabilities	3,761			3,310
Shareholders' equity	93,688			87,803
Total liabilities and
shareholders' equity	$1,007,036			$961,077
Net interest rate spread		2.98%			2.97%
Margin/net interest income		3.08%	$7,431		3.06%	$7,076

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$3,883	5.48%	$106	$4,160	5.94%	$124
Investment securities (AFS & HTM):
U.S. Government agencies	55,290	1.84%	508	50,461	1.61%	407
State and municipal	74,705	4.08%	1,523	69,388	4.19%	1,452
Mortgage-backed and CMOs	196,511	2.00%	1,963	212,151	1.95%	2,066
Pooled trust preferred securities	3,250	0.21%	3	3,518	0.37%	6
Corporate debt securities	8,634	1.78%	77	6,008	1.14%	34
Equities	7,507	3.48%	130	7,075	3.16%	111
Total investment securities	345,897	2.43%	4,204	348,601	2.34%	4,076
Loans:
Commercial real estate	325,929	4.45%	7,209	287,807	4.51%	6,433
Residential real estate	43,862	3.89%	852	37,861	4.08%	772
Home equity loans	62,262	3.77%	1,166	57,217	3.59%	1,019
Commercial and industrial	113,858	4.21%	2,386	124,615	4.10%	2,531
Indirect lease financing	10,168	9.02%	458	8,382	9.03%	379
Consumer loans	4,376	5.27%	115	4,009	5.43%	108
Tax-exempt loans	40,330	3.77%	757	46,130	4.00%	916
Total loans, net of unearned income*	600,785	4.33%	12,943	566,021	4.33%	12,158
Other earning assets	19,687	0.60%	59	14,623	1.02%	74
Total earning assets	970,252	3.59%	17,312	933,405	3.55%	16,432
Cash and due from banks	12,818			11,259
Allowance for loan losses	(7,618)			(8,025)
Other assets	28,661			29,565
Total assets	$1,004,113			$966,204

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$149,242	0.21%	$157	$132,182	0.22%	$145
Municipals	90,878	0.35%	158	104,478	0.34%	175
Money market	69,844	0.27%	94	62,489	0.24%	74
Savings	227,579	0.40%	455	215,371	0.37%	396
Time	134,251	1.11%	744	146,006	1.08%	785
Time of $100,000 or more	93,728	1.37%	637	92,673	1.28%	590
Total interest-bearing deposits	765,522	0.59%	2,245	753,199	0.58%	2,165
Short-term borrowings	40,638	0.39%	79	32,127	0.37%	59
Total interest-bearing liabilities	806,160	0.58%	2,324	785,326	0.57%	2,224
Non-interest-bearing deposits	101,287			90,332
Other liabilities	3,696			3,317
Shareholders' equity	92,970			87,229
Total liabilities and
shareholders' equity	$1,004,113			$966,204
Net interest rate spread		3.01%			2.98%
Margin/net interest income		3.11%	$14,988		3.07%	$14,208

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

	Three Months Ended			Six Months Ended
	June 30, 2016 compared			June 30, 2016 compared
	to June 30, 2015			to June 30, 2015

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$(15)	$(3)	$(12)	$(18)	$(9)	$(9)
Investment securities (AFS & HTM):
U.S. Government agencies	66	36	30	101	38	63
State and municipal	26	50	(24)	71	112	(41)
Mortgage-backed and CMOs	(51)	(64)	13	(103)	(152)	49
Pooled trust preferred securities	(3)	-	(3)	(3)	-	(3)
Corporate debt securities	23	6	17	43	15	28
Equities	3	2	1	19	7	12
Total Investment securities (AFS & HTM)	64	30	34	128	20	108
Loans:
Commercial real estate	392	389	3	776	873	(97)
Residential real estate	52	59	(7)	80	122	(42)
Home equity loans	73	46	27	147	93	54
Commercial and industrial	(124)	(172)	48	(145)	(211)	66
Indirect lease financing	18	24	(6)	79	80	(1)
Consumer loans	5	7	(2)	7	11	(4)
Tax-exempt loans	(75)	(54)	(21)	(159)	(113)	(46)
Total Loans	341	299	42	785	855	(70)
Other earning assets	26	16	10	(15)	26	(41)
Total interest income	416	342	74	880	892	(12)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	12	10	2	12	19	(7)
Municipals	(3)	(5)	2	(17)	(22)	5
Money market	9	3	6	20	9	11
Savings	29	12	17	59	24	35
Time	(18)	(28)	10	(41)	(61)	20
Time of $100,000 or more	24	4	20	47	9	38
Total interest-bearing deposits	53	(4)	57	80	(22)	102
Short-term borrowings	8	7	1	20	16	4
Total interest expense	61	3	58	100	(6)	106
Net interest income	$355	$339	$16	$780	$898	$(118)

Net Interest Income and Net Interest Margin – quarter to quarter comparison

Net interest income for the quarter ended June 30, 2016 totaled $7,019,000, an increase of $377,000, or 5.7%, over the same period in 2015. When compared to the first quarter of 2016, net interest income decreased $102,000 from the $7,121,000 reported.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average earning assets for the second quarter 2016 were $971,793,000, an increase of $43,842,000 for the quarter, compared with the same period in 2015. Average loans increased $26,995,000, or 4.7%, for the quarter and average investment securities increased $2,624,000 over the comparable period of 2015. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets grew to 61.9% for the six months ended June 30, 2016 compared to 60.6% for the same period in 2015. On the funding side, average deposits increased $31,793,000, or 3.8%, for second quarter and $23,278,000, or 2.8%, for the six months, compared to the same periods in 2015. Customers continue to reinvest funds into non-time deposits, as the yield on time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average short-term borrowings, which consist primarily of commercial repurchase agreements, increased $7,830,000 for the second quarter 2016 compared to the second quarter 2015.

The low interest rate environment and loan rate competition continues to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. The net interest margin for the second quarter 2016 was 3.08% compared to 3.06% for same period in 2015 and 3.14% reported for the first quarter of 2016.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $416,000, or 5.1%, to $8,596,000 for the second quarter of 2016; total interest expense increased 5.5% to $1,165,000. Growth in earning assets and improved yields contributed to the increase in interest income. All categories of interest-bearing deposits experienced higher rates in the second quarter 2016 compared to second quarter 2015, due to the increase in balances in tiered-pricing accounts and a five basis point rate increase to the eSavings product in late 2015.

The yield on earning assets on a tax-equivalent basis improved two basis points from 3.54% for the second quarter of 2015, to 3.56% for the second quarter of 2016 and declined six basis points from the 3.62% reported for the first quarter of 2016. The rate paid on interest-bearing liabilities increased one basis point to 0.58% for the second quarter of 2016 compared to the same period in 2015 and remained equal to the funding rate reported for the quarter ended March 31, 2016.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) increased $49,000 when comparing the quarters ended June 30, 2016 and 2015, primarily as a result of a four basis point increase in average yield. The average yield on the investment portfolio was 2.45% for the second quarter of 2016 compared with 2.41% for the second quarter of 2015. The yield on the investment portfolio improved largely due to the increase in average balances of U.S. Government agency and municipal bonds, which have both longer maturities and higher rates compared to amortizing Government Agencies and mortgage-backed securities. The current market has provided little opportunity to invest the cash flow from calls and prepayments in the portfolio in bonds with better yields than the securities being called and repaid. During the first six months of 2016, the cash flows from calls and principal and interest payments on mortgage backed securities funded seasonal deposit withdrawals by municipalities.

Income on Government agency securities increased $66,000, as the $8,837,000, or 19.8%, increase in average balances increased interest income by $36,000. This sector experienced a 22 basis point increase in the yield from 1.62% for the second quarter of 2015 to 1.84% for the same period in 2016 and contributed an additional $30,000.

Interest income on tax-exempt municipal securities increased $26,000 with the increased volume contributing $50,000 of the total increase. The yield on the municipal portfolio was 4.05% for the second quarter 2016 compared to 4.18% for same period in 2015. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 7-10 years with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2016. The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on mortgage-backed securities and CMOs decreased $51,000 with an increase in average yield mitigating the impact of lower average balances. Average balances decreased $12,853,000, or 6.3%, to $192,598,000 when comparing the two periods and contributed a $64,000 decrease in income. The yield on the mortgage-backed and CMO portfolio increased three basis points from 1.96% for the second quarter of 2015 to 1.99% for the second quarter of 2016, resulting in a $13,000 increase in interest income. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment, mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $341,000 to $6,460,000 when comparing the second quarters of 2016 and 2015, with a 4.7% growth in average balances contributing $299,000. The yield on the loan portfolio improved four basis points to 4.32% and contributed $42,000 when comparing the same periods. As a result of the interest rate environment and competitive pressures, new loans are being originated at lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting modifications for lower rates.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $392,000 due to the 12.4% increase in average balances. Average balances increased $36,062,000, to $326,670,000 for the quarter ended June 30, 2016 compared with the same quarter in 2015. The yield on commercial real estate loans was 4.44% for both periods.

Income on commercial and industrial loans, the second largest category, decreased $124,000 as average commercial and industrial loan balances decreased $16,547,000, or 12.8%, to $112,393,000 for the second quarter of 2016 resulting a $172,000 decrease in income. The average yield on these loans increased 17 basis points to 4.24% resulting in an increase in income of $48,000. Many of the loans in this category are indexed to the prime interest rate, which increased by one quarter of one percent in late December 2015.

Tax-exempt loan income was $375,000 for the second quarter of 2016, a decrease of $75,000 from the same period in 2015. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt. While QNB has been successful in winning some of these bids, average balances have decreased $5,355,000, or 11.7%, to $40,347,000 for the second quarter of 2016, resulting in a decrease of $54,000 in income. The rate renegotiation or bidding on these loans has resulted in a $21,000 decline in interest income as the average yield on the tax-exempt loan portfolio declined from 3.95% for the second quarter of 2015 to 3.74% for the second quarter of 2016.

QNB desires to become the “local consumer lender of choice” and to affect this QNB focused its retail lending efforts, adding new product offerings and increasing marketing and promotion. The positive impact of this focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,935,000, or 15.4%, to $44,600,000 for the second quarter of 2016 compared to the same period in 2015. Over this same timeframe, the average yield on the portfolio declined by six basis points to 3.93% for the second quarter of 2016. The net result was an increase in interest income of $52,000. Average home equity loans increased $5,415,000, or 9.5%, to $62,457,000 while the average yield increased 18 basis points to 3.74% resulting in an increase in interest income of $73,000. Average consumer loans increased $479,000, or 12.3%, to $4,367,000 while the yield on the portfolio decreased 21 basis points to 5.21% for the second quarter of 2016 resulting in a $5,000 increase in interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

For the most part, earning assets are funded by deposits, which increased 3.8% when comparing the second quarters of 2016 and 2015. Interest expense on total deposits and borrowed funds increased $53,000 and $8,000, respectively, when comparing the two quarters. The rate paid on interest-bearing deposits increased one basis point comparing the second quarters of 2016 and 2015. Deposit rates may continue to increase as short-term interest rates begin to increase and competition for deposits increases.

The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $9,810,000, or 10.5%, to $103,624,000 for the second quarter of 2016. QNB has been successful in increasing business checking accounts as average balances in these accounts have increased by $7,990,000, or 10.6%, when comparing the quarters. Average interest-bearing demand accounts increased $18,516,000, or 13.7%, to $153,457,000 for the second quarter of 2016. Interest expense on interest-bearing demand accounts increased $12,000 to $87,000 for the same period, as the average rate paid increased by one basis point to 0.23% for the second quarter of 2016. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2016, the average balance in this product was $45,528,000 and the related interest expense was $71,000 for an average yield of 0.63%. In comparison, the average balance of the QNB-Rewards accounts for the second quarter of 2015 was $41,406,000 with a related interest expense of $62,000 and an average rate paid of 0.60%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $93,535,000 for the second quarter of 2015 to $107,929,000 for the second quarter of 2016. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts decreased $3,000 to $76,000 for the second quarter of 2016. The average balance of municipal interest-bearing demand accounts decreased $5,219,000, or 5.7%, to $86,770,000, with the average interest rate paid on these accounts increasing slightly to 0.35% for the second quarter of 2016. The decrease in balances in 2016 may be attributable to school districts’ need for funds, as state funding has been delayed due to the state budget impasse. Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%, therefore the increase in the Federal funds rate by one quarter of one percent in late December 2015 had minimal effect on the yield of these deposits. These deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year. It is anticipated that these balances will increase during the third quarter of 2016.

Average money market accounts increased $4,271,000, or 6.5%, to $69,558,000 for the second quarter of 2016 compared with the same period in 2015. Interest expense on money market accounts increased $9,000 to $47,000 and the average interest rate paid on money market accounts increased from 0.24% for the second quarter of 2015 to 0.27% for the second quarter of 2016. The majority of balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $29,000 when comparing the second quarter of 2016 to the second quarter of 2015, and the average rate increased three basis points to 0.40% when comparing both periods. When comparing these same periods average savings accounts increased $13,488,000, or 6.2%, to $230,086,000 for the second quarter of 2016 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2016 of $167,987,000. This product has grown successfully since its introduction in the second quarter of 2009. The average yield paid on these accounts was 0.50% for the second quarter of 2016 and 0.46% for the same period in 2015. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $6,454,000, or 11.6%, when comparing the second quarter 2016 average to the same 2015 quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total interest expense on time deposits increased $6,000 to $690,000 for the second quarter of 2016. Average total time deposits decreased by $9,073,000 to $227,884,000 for the second quarter of 2016. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased six basis points from 1.16% to 1.22% when comparing the second quarter of 2015 to the same period in 2016.

Approximately $88,476,000, or 38.7%, of time deposits at June 30, 2016 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.77%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased $8,000 for the second quarter of 2016 to $36,000 when compared to the same period in 2015. When comparing these same periods average balances increased from $30,378,000 to $38,208,000 while the average rate paid increased two basis points to 0.38%.

Six Month Comparison

For the six month period ended June 30, 2016 net interest income was $14,140,000, an increase of $811,000, or 6.1%, higher than the $13,329,000 reported for the first half of 2015. For the six month period ending June 30, 2016 average earning assets increased $36,847,000, or 3.9%, to $970,252,000, with average loans increasing 6.1% and average investment securities decreasing by $2,981,000. Average total deposits increased $23,278,000, or 2.8%, to $866,809,000 for the six-month period ended June 30, 2016 compared to the same period in 2015. The net interest margin on a tax-equivalent basis was 3.11% for the six-month period ended June 30, 2016, a four basis point increase from the same period in 2015.

Total interest income on a tax-equivalent basis increased $880,000, or 5.4%, from $16,432,000 to $17,312,000, when comparing the six-month periods ended June 30, 2015 and June 30, 2016 as the additional interest income generated from the growth in earning assets combined with the impact of improved yields on some of those assets. Interest income increased $892,000 as a result of volume increases but declined $12,000 as a result of lower yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.55% to 3.59% for the six-month periods with the yield on loans remaining unchanged at 4.33%. QNB continues to feel the on yields of historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments, including trading securities, increased eight basis points from 2.38% to 2.46% when comparing the six-month periods.

Total interest expense increased $100,000 for the six-month period ended June 30, 2016 compared with the same period in 2015, attributable to the increase in deposits into higher-earning tiered money markets and interest-bearing DDA, as well as a five basis point increase in the eSavings rate in late 2015. The average rate paid on interest bearing deposits increased one basis point to 0.59% for the six month period ended June 30, 2016 versus the first half of 2015.

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

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis considers a number of relevant factors including: specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit. Based on this analysis, QNB recorded no provision for loan losses in the second quarter and $125,000 for the six months ended June 30, 2016, while a $60,000 provision was recorded in the same periods in 2015. QNB's allowance for loan losses of $7,550,000 represents 1.25% of loans receivable at June 30, 2016 compared to an allowance for loan losses of $7,554,000, or 1.23% of loans receivable, at December 31, 2015, and $7,655,000, or 1.32% of loans receivable at June 30, 2015. The allowance for loan losses at June 30, 2016 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs were $6,000 for the second quarter of 2016. This compares with net loan charge-offs of $383,000 for the second quarter of 2015. For the six month periods ended June 30, 2016 and 2015 net loan charge-offs were $129,000 and $406,000, respectively.

Non-performing assets of $12,583,000 at June 30, 2016 compares favorably with $13,372,000 as of December 31, 2015 and $15,019,000 as of June 30, 2015. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans were $10,183,000, or 1.68% of loans receivable, at June 30, 2016 compared with $10,719,000, or 1.74% receivable, at December 31, 2015 and $12,090,000, or 2.09% of loans receivable, at June 30, 2015. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At June 30, 2016, $6,319,000, or approximately 73% of the loans classified as non-accrual are current or past due less than 30 days. In addition to the decline in total non-performing loans when comparing the second quarter of 2016 with the same quarter of the prior year, loans classified as substandard or doubtful, which include non-performing loans, also improved. At June 30, 2016 commercial loans rated substandard or doubtful totaled $23,476,000 a reduction of $5,885,000, or 20.0%, from the $29,361,000 reported as of June 30, 2015, and a decrease of $3,849,000, or 14.1%, from the $27,325,000 reported at December 31, 2015.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB had $65,000, $11,000, and $90,000 of loans past due 90 days or more and still accruing interest at June 30, 2016, December 31, 2015, and June 30, 2015, respectively, consisting of indirect lease financing balances. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.65% of loans receivable at June 30, 2016 compared with 0.60% at December 31, 2015 and 0.61% at June 30, 2015.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more, were $1,433,000 at June 30, 2016 compared with $1,288,000 at December 31, 2015 and $2,177,000 at June 30, 2015. There were nine new troubled debt relationships and fourteen loans restructured since June 2015. QNB had no other real estate owned at June 30, 2016 or December 31, 2015, compared to three residential properties with a carrying value of $198,000 as of June 30, 2015. Non-accrual pooled trust preferred securities are carried at fair value of $2,400,000, $2,653,000, and $2,694,000 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The decrease in the carrying value of these securities reflects a combination of payments received and a decrease in their fair value.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At June 30, 2016 and December 31, 2015, the recorded investment in loans for which impairment has been identified totaled $13,604,000 and $14,941,000 of which $10,839,000 and $12,414,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $2,765,000 and $2,527,000 at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the related allowance for loan losses associated with these loans was $803,000 and $974,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2016	2015	2015
Non-accrual loans	$8,685	$9,420	$9,823
Loans past due 90 days or more and still accruing interest	65	11	90
Troubled debt restructured loans (not already included above)	1,433	1,288	2,177
Total non-performing loans	10,183	10,719	12,090
Other real estate owned and repossessed assets	-	-	235
Non-accrual investment securities	2,400	2,653	2,694
Total non-performing assets	$12,583	$13,372	$15,019

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$600,601	$574,015	$565,584
Total loans	604,478	615,270	578,256

Allowance for loan losses	7,550	7,554	7,655

Allowance for loan losses to:
Non-performing loans	74.14%	70.48%	63.32%
Total loans (excluding held-for-sale)	1.25%	1.23%	1.32%
Average total loans	1.26%	1.32%	1.35%

Non-performing loans / total loans (excluding held-for-sale)	1.68%	1.74%	2.09%
Non-performing assets / total assets	1.22%	1.31%	1.57%

An analysis of loan charge-offs for the three and six months ended June 30, 2016 compared to 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net charge-offs	$6	$383	$129	$406

Net charge-offs (annualized) to:
Total loans (excluding held-for-sale)	0.00%	0.27%	0.04%	0.14%
Average total loans (excluding held-for-sale)	0.00%	0.27%	0.04%	0.14%
Allowance for loan losses	0.29%	20.06%	3.45%	10.69%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net gain on investment securities	$15	$214	$(199)	-93.0%	$334	$717	$(383)	-53.4%
Net (loss) gain on trading activity	52	(34)	86	252.9%	86	(19)	105	552.6%
Fees for services to customers	397	404	(7)	-1.7%	780	806	(26)	-3.2%
ATM and debit card	422	394	28	7.1%	810	756	54	7.1%
Retail brokerage and advisory income	126	204	(78)	-38.2%	296	377	(81)	-21.5%
Bank-owned life insurance	73	72	1	1.4%	144	142	2	1.4%
Merchant income	83	81	2	2.5%	156	151	5	3.3%
Net gain on sale of loans	71	119	(48)	-40.3%	120	182	(62)	-34.1%
Other	135	145	(10)	-6.9%	224	164	60	36.6%
Total	$1,374	$1,599	$(225)	-14.1%	$2,950	$3,276	$(326)	-10.0%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2016 was $1,374,000, a decrease of $225,000, compared to $1,599,000 for the second quarter of 2015. Excluding net gains on investment securities, trading activities and sale of loans for both periods, total non-interest income was $1,236,000 and $1,300,000, respectively, a decrease of $64,000, or 4.9%.

Net gains on investment securities declined $199,000, or 93.0%, from $214,000 in second quarter 2015 to $15,000 in second quarter 2016. During the second quarter of 2016, QNB recorded $122,000 of other-than-temporary impairment charges for an equity security, resulting from of a prolonged decline in its fair value and gains on securities sales declined $77,000 compared to the 2015 second quarter. There were no OTTI charges taken in the same period in 2015. Retail brokerage and advisory fees declined $78,000, or 38.2%, to $126,000 for the second quarter 2016 compared to the same period in 2015. Fees for services to customers decreased $7,000, or 1.7%, from $404,000 for the 2015 second quarter to $397,000 for the 2016 quarter, due primarily to a decrease in net overdraft income and the elimination of an ATM network service charge in September 2015. QNB originates residential mortgage loans for sale in the secondary market. Net gains on sale of loans decreased $48,000, or 40.3%, from $119,000 during the second quarter of 2015 to $71,000 during the second quarter 2016 due to a decline in residential mortgage activity.

These reductions in fee income were offset in part by a $28,000, or 7.1%, increase in ATM and debit card income to $422,000 for the second quarter 2016, due to increases in card-based transactions and expansion of checking account households. The net gain from trading activity of $52,000 for the second quarter of 2016 increased $86,000 compared to the net loss of $34,000 for the second quarter of 2015.

Six-Month Comparison

Total non-interest income for the six month periods ended June 30, 2016 and 2015 was $2,950,000 and $3,276,000, respectively, a decrease of $326,000, or 10.0%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $2,410,000 and $2,396,000, an increase of $14,000.

Net investment securities gains decreased $383,000, or 53.4%, to $334,000 for the six months ended June 30, 2016 compared to $717,000 for the comparable six months in 2015. During the first half of 2016, QNB recorded $192,000 of other-than-temporary impairment charges in two equity securities, as a result of a prolonged decline in their fair values. There were no OTTI charges taken in the first half of 2015. Gains on sales of securities were $526,000 in the 2016 period versus $717,000 in the 2015 period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Fees for services to customers decreased $26,000 in the first six months of 2016 compared to 2015. Overdraft income net of waived charges, representing approximately 73% of total fees for services to customers during the second half of 2016, decreased by $24,000. The decrease in overdraft income reflects a decrease in the volume of overdrafts. This decrease was offset by a $54,000, or 7.1%, increase in ATM and debit card income to $810,000 due to increased purchases by cardholders during the period.

Although assets under management grew $16,000,000 to $86,000,000 at June 30, 2016, retail brokerage and advisory income was $296,000 for the first half of 2016 compared to $377,000 for the first half of 2015, a decrease of $81,000, or 21.5%.

Net gains on the sale of loans decreased $62,000, or 34.1%, when comparing the six months ended June 30, 2016 to the same period in 2015. Proceeds from the sale of residential mortgages were $3,556,000 and $6,487,000 for the six-month periods ended June 30, 2016 and 2015, respectively.

Other non-interest income increased $60,000, or 36.6%, when comparing the six-month periods ended June 30, 2016 and 2015, due to net losses on the sale of OREO and repossessed assets recorded in 2015, which did not recur in 2016.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and employee benefits	$2,988	$3,053	$(65)	-2.1%	$6,042	$6,049	$(7)	-0.1%
Net occupancy	426	455	(29)	-6.4%	867	909	(42)	-4.6%
Furniture and equipment	440	432	8	1.9%	865	861	4	0.5%
Marketing	265	212	53	25.0%	461	422	39	9.2%
Third-party services	403	445	(42)	-9.4%	806	846	(40)	-4.7%
Telephone, postage and supplies	174	175	(1)	-0.6%	360	369	(9)	-2.4%
State taxes	141	173	(32)	-18.5%	321	347	(26)	-7.5%
FDIC insurance premiums	157	150	7	4.7%	327	317	10	3.2%
Other	599	569	30	5.3%	1,063	1,071	(8)	-0.7%
Total	$5,593	$5,664	$(71)	-1.3%	$11,112	$11,191	$(79)	-0.7%

Quarter to Quarter Comparison

Total non-interest expense was $5,593,000 for the second quarter of 2016, a decrease of $71,000, or 1.3%, compared to the second quarter of 2015.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the second quarter of 2016 were $2,988,000, a decrease of $65,000, or 2.1%, from the $3,053,000 reported in the second quarter of 2015.

Net occupancy costs also decreased $29,000, or 6.4%, primarily due to decreased utilities and rent expenses. Marketing expense increased $53,000, or 25.0%, to $265,000 for the three month period ended June 30, 2016. This increase was due to a $50,000 charitable donation, which resulted in QNB receiving a shares tax credit.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased $42,000, or 9.4%, to $403,000 for the three months ended June 30, 2016 when compared to the same period in 2015, attributable primarily to a decrease in third party IT services.

FDIC insurance premium expense increased $7,000, or 4.7%, to $157,000, when comparing the three months ended June 30, 2016 to the same period in 2015, attributable to the growth in deposits.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $141,000 for the second quarter of 2016, a decrease of $32,000 compared to the same period in 2015. Year-to-date accrued shares tax was adjusted during the second quarter 2016 for a $37,500 shares tax credit related to a charitable donation.

Other non-interest expense increased $30,000, or 5.3%, to $599,000 for the second quarter of 2016.

Six-Month Comparison

Total non-interest expense was $11,112,000 for the six-month period ended June 30, 2016, a decrease of $79,000 compared to the first half of 2015.

Salaries and benefits expense decreased $7,000 to $6,042,000 for the six months ended June 30, 2016 compared to the same period in 2015. Salary expense decreased $48,000 during the period to $4,724,000 while benefits expense increased $41,000, to $1,318,000, related to medical premiums expenses and increased state unemployment expenses.

Net occupancy decreased $42,000, or 4.6% to $867,000, for the same reasons described in the quarter comparison.

Marketing expense increased $39,000, or 9.2%, to $461,000 for the six months ended June 30, 2016 for the same reason noted for the quarter.

State tax expense was $321,000 for the first half of 2016, a decrease of $26,000 compared to the same period in 2015 due to the increase in the Bank’s equity capital for the period, offset by the tax credit described in the quarter comparison.

Third party services expense decreased $40,000, or 4.7%, to $806,000 for the six months ended June 30, 2016 when compared to the same period in 2015.

Other non-interest expense decreased $8,000 for the first half of 2016.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2016, QNB’s net deferred tax asset was $1,891,000. The primary components of deferred taxes are deferred tax assets of $2,567,000 relating to the allowance for loan losses, $519,000 related to non-accrual interest income, $99,000 generated by OTTI charges on equity securities and $392,000 related to OTTI charges on pooled trust preferred securities, offset by $1,584,000 in deferred tax liabilities related to unrealized gains on available for sale securities. As of December 31, 2015, QNB’s net deferred tax asset was $3,673,000. The primary difference in the balance of net deferred tax assets when comparing June 30, 2016 to December 31, 2015 is the increase in deferred tax liability due to increased unrealized gains on available for sale securities.

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

Applicable income tax expense was $702,000 for the quarter and $1,490,000 for the six months ended June 30, 2016 compared to $583,000 and $1,284,000 for the same periods in 2015. The effective tax rate for the second quarter and year-to-date 2016 was 25.1% and 25.5%, compared with 23.2% and 24.0% for the same periods in 2015, respectively. This increase in effective tax rate in 2016 is due to the decreased proportion of tax-free income to total income, primarily municipal securities interest income, and increased state income taxes due to the depletion of a net loss carryforward at QNB Corp. in 2015.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. While the economy continues to improve, loan fundings remained lower than expected in the first half of 2016. The low level of interest rates and the extreme rate competition for quality loans is anticipated to continue through 2016. It is also anticipated that the rate competition for attracting and retaining deposits may increase in 2016 and into 2017 as short-term interest rates increase, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at June 30, 2016 were $1,030,238,000 compared with $1,020,936,000 at December 31, 2015. Cash and cash equivalents increased $40,958,000 from $16,991,000 at December 31, 2015 to $57,949,000 at June 30, 2016, due in part to growth in deposit balances and delayed fundings for loan commitments, primarily commercial real estate projects granted in 2015 and 2016. The decline in total investment securities of $18,392,000 also contributed to the increase in cash at quarter-end.

Loans receivable declined $10,792,000 to $604,478,000 at June 30, 2016, compared to December 31, 2015, primarily due to a decline in commercial loan balances of $13,285,000. In addition to delayed loan fundings, QNB experienced large balance paydowns due to increased rate competition and sale of a commercial customer’s business and reduction of commercial credit lines. Retail loan balances grew $2,431,000 to $116,934,000, when comparing June 30, 2016 to December 31, 2015. The Bank had several successful home equity loan promotions over the past year and has received a strong response to the product offering.

Total investment securities, including trading securities, available-for-sale securities and held-to-maturity securities were $347,859,000 at June 30, 2016 and $366,251,000 at December 31, 2015. Despite the overall decline in investment securities balances since year end, the composition of the portfolio is essentially unchanged since December 31, 2015. The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB owns CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of one that now represents the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds six of these securities with an amortized cost of $3,094,000 and a fair value of $2,400,000 at June 30, 2016. The company received principal and interest payments totaling $126,000 for the quarter and $197,000 year-to-date on three of these securities during 2016, which was recorded as a reduction to the amortized cost. There was no credit-related other-than-temporary impairment charge during the quarter or six months ended June 30, 2016 or 2015. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

Total deposits increased $3,499,000 to $893,285,000 at June 30, 2016 compared to the December 31, 2015 balances. Non-interest bearing demand balances increased $19,107,000 to $117,650,000 at June 30, 2016, due primarily to business deposits. Interest-bearing demand balances decreased $31,067,000 to $243,858,000 from December 31, 2015 to June 30, 2016. This decrease is primarily attributable to municipal deposits which decreased $37,394,000. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Money market and savings balances increased $2,591,000 and $11,871,000, respectively, to $69,763,000 and $233,641,000, respectively. Time deposits increased $997,000, from $227,376,000 at December 31, 2015 to $228,373,000 at June 30, 2016, as QNB offered an attractive five-year rate to lock in low-cost funding, in anticipation of an eventual increase in interest rates. It is anticipated that total deposits will increase during the third quarter as tax money is received by the local school districts during September, and then flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings decreased slightly from $37,163,000 at December 31, 2015 to $36,693,000 at June 30, 2016. These balances are commercial sweep accounts which are also volatile based on businesses’ receipt and disbursement of funds.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2016, the Bank had a maximum borrowing capacity with the FHLB of approximately $240,408,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at June 30, 2016. In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $41,000,000. At June 30, 2016, there were no outstanding borrowings under these lines. During the first quarter of 2016, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquid sources of funds have increased $21,763,000, or 5.7%, since December 31, 2015. Total cash and cash equivalents, trading and available-for-sale investment securities and loans held-for-sale totaled $405,845,000 and $384,082,000 at June 30, 2016 and December 31, 2015, respectively, primarily due to increased cash provided by growth in deposits and declining loan and marketable securities. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is still anticipated that the investment portfolio will continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds and agency securities are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event interest rates rise, the cash flow available from the investment portfolio could decrease.

Approximately $160,631,000 and $197,149,000 of available-for-sale securities at June 30, 2016 and December 31, 2015, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The decrease in the amount of pledged securities corresponds with the decrease in municipal deposits from December 31, 2015 to June 30, 2016.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2016 was $97,207,000, or 9.44% of total assets, compared to shareholders' equity of $90,443,000, or 8.86% of total assets, at December 31, 2015. Shareholders’ equity at June 30, 2016 and December 31, 2015 included a positive adjustment of $3,074,000 and a negative adjustment $546,000, respectively, related to unrealized holding gains and losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.16% and 8.91% at June 30, 2016 and December 31, 2015, respectively.

Average shareholders' equity and average total assets were $92,970,000 and $1,004,113,000 for the first six months of 2016, an increase of 4.9% and 1.6%, respectively, from the averages for the year ended December 31, 2015. The ratio of average total equity to average total assets was 9.26% for the six months of 2016 compared to 8.97% for all of 2015.

Retained earnings at June 30, 2016 were impacted by six months of net income of $4,363,000 partially offset by cash dividends declared and paid of $2,027,000 for the same period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $477,000 and $453,000 to capital during the first six months of 2016 and 2015, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2016, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

As of June 30, 2016, the capital levels for QNB and the Bank remained characterized as “well-capitalized” under the new rules.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

	June 30,	December 31,
Capital Analysis	2016	2015
Regulatory Capital
Shareholders' equity	$97,207	$90,443
Net unrealized securities (gains) losses, net of tax	(3,074)	546
Net unrealized losses on available-for-sale equity securities, net of tax	-	(167)
Disallowed goodwill and other intangible assets	(5)	(3)
Common equity tier I capital	94,128	90,819

Tier I capital	94,128	90,819
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,609	7,613
Net unrealized gains on equity securities, net of tax	11	-
Total regulatory capital	$101,748	$98,432
Risk-weighted assets	$774,729	$782,662
Quarterly average assets for leverage capital purposes	$1,007,031	$1,023,362

	June 30,	December 31,
Capital Ratios	2016	2015
Common equity tier I capital / risk-weighted assets	12.15%	11.60%
Tier I capital / risk-weighted assets	12.15%	11.60%
Total regulatory capital / risk-weighted assets	13.13%	12.58%
Tier I capital / average assets (leverage ratio)	9.35%	8.87%

Under the requirements, at June 30, 2016 and December 31, 2015, QNB has a tier 1 capital ratio of 12.15% and 11.60%, a total regulatory capital ratio of 13.13% and 12.58%, and a leverage ratio of 9.35% and 8.87%, respectively. All ratios improved from December 31, 2015 as tier I capital and total regulatory capital increased and risk-weighted assets and quarterly average assets decreased when compared to the fourth quarter of 2015. The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2016.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2016 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2016 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2016	2015
+300	-2.60%	-12.88%
+200	-1.48%	-8.75%
+100	-0.62%	-4.90%
-100	*N/A	*N/A

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

QNB is not subject to foreign currency exchange or commodity price risk. At June 30, 2016 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2016

Item 1.	Legal Proceedings
No material proceedings.

Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2016 through April 30, 2016	-	-	-	42,117
May 1, 2016 through May 31, 2016	-	-	-	42,117
June 1, 2016 through June 30, 2016	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

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

QNB Corp.

Date:	August 8, 2016	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date:	August 8, 2016	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date:	August 8, 2016	By:	/s/ Phillip N. Geiger
Phillip N. Geiger
Chief Accounting Officer, QNB Bank