Form 10-Q
period 2016-09-30
QNB CORP
filed 2016-11-08
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2016

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

(215) 538-5600

Registrant's Telephone Number, Including Area Code

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Stock, par value $0.625	3,401,488

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$12,437	$9,159
Interest-bearing deposits in banks	56,991	7,832
Total cash and cash equivalents	69,428	16,991

Investment securities
Trading	4,312	4,189
Available-for-sale (amortized cost $365,367 and $362,742)	368,834	361,915
Held-to-maturity (fair value $147 and $151)	147	147
Restricted investment in bank stocks	522	508
Loans held-for-sale	456	987
Loans receivable	608,231	615,270
Allowance for loan losses	(7,593)	(7,554)
Net loans	600,638	607,716
Bank-owned life insurance	11,206	10,978
Premises and equipment, net	8,777	9,257
Accrued interest receivable	2,573	2,562
Net deferred tax assets	2,334	3,673
Other assets	2,704	2,013
Total assets	$1,071,931	$1,020,936

Liabilities
Deposits
Demand, non-interest bearing	$105,029	$98,543
Interest-bearing demand	291,228	274,925
Money market	72,756	67,172
Savings	229,323	221,770
Time	132,128	135,251
Time of $100 or more	96,248	92,125
Total deposits	926,712	889,786
Short-term borrowings	41,179	37,163
Accrued interest payable	310	330
Other liabilities	5,734	3,214
Total liabilities	973,935	930,493

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,564,657 shares and 3,524,363
shares issued; 3,400,088 and 3,359,794 shares outstanding	2,228	2,203
Surplus	17,057	15,973
Retained earnings	78,899	75,289
Accumulated other comprehensive income (loss), net of tax	2,288	(546)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	97,996	90,443
Total liabilities and shareholders' equity	$1,071,931	$1,020,936

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$6,376	$6,302	$19,060	$18,148
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,317	1,242	3,964	3,840
Tax-exempt	478	519	1,483	1,474
Interest on trading securities	36	43	106	124
Interest on interest-bearing balances and other interest income	80	32	138	105
Total interest income	8,287	8,138	24,751	23,691

Interest expense
Interest on deposits
Interest-bearing demand	177	170	492	490
Money market	48	40	142	114
Savings	233	204	688	600
Time	378	381	1,122	1,166
Time of $100 or more	330	300	967	890
Interest on short-term borrowings	36	28	115	87
Total interest expense	1,202	1,123	3,526	3,347
Net interest income	7,085	7,015	21,225	20,344
Provision for loan losses	—	—	125	60
Net interest income after provision for loan losses	7,085	7,015	21,100	20,284

Non-interest income
Total other-than-temporary impairment loss on investment securities	—	—	(192)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net other-than temporary impairment losses on investment securities	—	—	(192)	—
Net gain on sale of investment securities	316	83	842	800
Net gain on investment securities	316	83	650	800
Net (loss) gain on trading activities	(39)	36	47	17
Fees for services to customers	425	434	1,205	1,240
ATM and debit card	419	397	1,229	1,153
Retail brokerage and advisory	129	180	425	557
Bank-owned life insurance	73	73	217	215
Merchant	86	75	242	226
Net gain on sale of loans	143	120	263	302
Other	92	95	316	259
Total non-interest income	1,644	1,493	4,594	4,769

Non-interest expense
Salaries and employee benefits	3,072	2,911	9,114	8,960
Net occupancy	438	427	1,305	1,336
Furniture and equipment	437	424	1,302	1,285
Marketing	220	174	681	596
Third party services	440	389	1,246	1,235
Telephone, postage and supplies	189	182	549	551
State taxes	178	173	499	520
FDIC insurance premiums	162	162	489	479
Other	480	731	1,543	1,802
Total non-interest expense	5,616	5,573	16,728	16,764
Income before income taxes	3,113	2,935	8,966	8,289
Provision for income taxes	821	715	2,311	1,999
Net income	$2,292	$2,220	$6,655	$6,290
Earnings per share - basic	$0.68	$0.66	$1.97	$1.89
Earnings per share - diluted	$0.67	$0.66	$1.96	$1.88
Cash dividends per share	$0.30	$0.29	$0.90	$0.87

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended September 30,	2016			2015
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,113	$821	$2,292	$2,935	$715	$2,220
Other comprehensive income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(875)	(298)	(577)	1,547	526	1,021
Reclassification adjustment for gains included in net income	(316)	(107)	(209)	(83)	(29)	(54)
Other comprehensive (loss) income	(1,191)	(405)	(786)	1,464	497	967
Total comprehensive income	$1,922	$416	$1,506	$4,399	$1,212	$3,187

Nine months ended September 30,	2016			2015
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$8,966	$2,311	$6,655	$8,289	$1,999	$6,290
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	4,944	1,681	3,263	1,333	453	880
Reclassification adjustment for gains included in net income	(650)	(221)	(429)	(800)	(273)	(527)
Other comprehensive income	4,294	1,460	2,834	533	180	353
Total comprehensive income	$13,260	$3,771	$9,489	$8,822	$2,179	$6,643

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Nine months ended September 30, 2016 and 2015

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income		—	—	6,655	—	—	6,655
Other comprehensive income, net of tax		—	—	—	2,834	—	2,834
Cash dividends declared ($0.90 per share)		—	—	(3,045)	—	—	(3,045)
Stock issued in connection with dividend reinvestment and stock purchase plan	24,886	15	738	—	—	—	753
Stock issued for employee stock purchase plan	1,540	1	40	—	—	—	41
Stock issued for options exercised	13,868	9	234	—	—	—	243
Tax benefit of stock options exercised		—	12	—	—	—	12
Stock-based compensation expense		—	60	—	—	—	60
Balance, September 30, 2016	3,400,088	$2,228	$17,057	$78,899	$2,288	$(2,476)	$97,996

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income		—	—	6,290	—	—	6,290
Other comprehensive income, net of tax		—	—	—	353	—	353
Cash dividends declared ($0.87 per share)		—	—	(2,901)	—	—	(2,901)
Stock issued in connection with dividend reinvestment and stock purchase plan	23,796	15	652	—	—	—	667
Stock issued for employee stock purchase plan	1,721	1	42	—	—	—	43
Stock issued for options exercised	8,302	5	101	—	—	—	106
Tax benefit of stock options exercised		—	20	—	—	—	20
Stock-based compensation expense		—	64	—	—	—	64
Balance, September 30, 2015	3,350,477	$2,197	$15,698	$74,317	$1,260	$(2,476)	$90,996

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Nine months ended September 30,	2016	2015
Operating Activities
Net income	$6,655	$6,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	668	769
Provision for loan losses	125	60
Net gain on investment securities available-for-sale	(650)	(800)
Net (gain) loss on sale of other real estate owned, repossessed assets and premises and equipment	(2)	17
Net gain on sale of loans	(263)	(302)
Proceeds from sales of residential mortgages held-for-sale	7,188	9,595
Origination of residential mortgages held-for-sale	(6,394)	(9,233)
Income on bank-owned life insurance	(217)	(215)
Stock-based compensation expense	60	64
Net (increase) decrease in trading securities	(123)	582
Deferred income tax provision	(121)	66
Net increase in income taxes payable	141	17
Net (increase) decrease in accrued interest receivable	(11)	13
Amortization of mortgage servicing rights and change in valuation allowance	59	53
Net amortization of premiums and discounts on investment securities	1,396	1,583
Net decrease in accrued interest payable	(20)	(21)
Increase in other assets	(775)	(364)
Increase (decrease) in other liabilities	329	(908)
Net cash provided by operating activities	8,045	7,266
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	85,046	68,472
Proceeds from the sale of investment securities available-for-sale	31,892	27,480
Purchases of investment securities available-for-sale	(118,245)	(79,565)
Proceeds from redemption of investment in restricted bank stock	1,482	1,318
Purchase of restricted bank stock	(1,496)	(1,179)
Net decrease (increase) in loans	6,953	(27,580)
Net purchases of premises and equipment	(188)	(413)
Proceeds from sales of other real estate owned and repossessed assets	2	3,244
Net cash provided by (used in) investing activities	5,446	(8,223)
Financing Activities
Net increase in non-interest bearing deposits	6,486	11,172
Net increase in interest-bearing deposits	30,440	45,910
Net increase (decrease) in short-term borrowings	4,016	(2,601)
Tax benefit from exercise of stock options	12	20
Cash dividends paid, net of reinvestment	(2,662)	(2,579)
Proceeds from issuance of common stock	654	494
Net cash provided by financing activities	38,946	52,416
Increase in cash and cash equivalents	52,437	51,459
Cash and cash equivalents at beginning of year	16,991	16,991
Cash and cash equivalents at end of period	$69,428	$68,450
Supplemental Cash Flow Disclosures
Interest paid	$3,546	$3,368
Income taxes paid	2,227	1,904
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	-	215
Unsettled trades to purchase securities	2,558	3,987

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2015 Annual Report incorporated in the Form 10-K. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2016, for items that should potentially be recognized or disclosed in these financial statements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•

Eliminates the probable initial recognition threshold in current U.S. GAAP and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets

•	Broadens the information an entity can consider when measuring credit losses to include forward-looking information
•	Increases usefulness of the financial statements by requiring timely inclusion of forecasted information in forming expectations of credit losses
•

Increases comparability of purchased financial assets with credit deterioration (PCD assets) with other purchased assets that do not have credit deterioration as well as originated assets because credit losses that are expected will be recorded through an allowance for credit losses for all assets

•	Increases users’ understanding of underwriting standards and credit quality trends by requiring additional information about credit quality indicators by year of origination (vintage)
•

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

Stock-based compensation expense was $18,000 for both the three months ended September 30, 2016 and 2015. Stock-based compensation expense was $60,000 and $64,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was approximately $102,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 29 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of September 30, 2016, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and no remaining options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2005 Plan authorized the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2016, there were 184,200 options granted, 65,050 options forfeited, 64,425 options exercised, and 54,725 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 23,500 options granted and outstanding under this Plan as of September 30, 2016. There were no options forfeited or exercised as of September 30, 2016. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Nine months ended September 30,	2016	2015
Risk free interest rate	1.14%	1.06%
Dividend yield	3.78%	3.86%
Volatility	22.62%	26.74%
Expected life (years)	4.20	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first nine months of 2016 and 2015 was $3.79 and $4.38, respectively.

Stock option activity during the nine months ended September 30, 2016 and 2015 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	82,875	$24.33
Granted	23,500	30.40
Exercised	(18,425)	20.70
Forfeited	(9,725)	25.61
Outstanding at September 30, 2016	78,225	$26.85	2.74	$560
Exercisable at September 30, 2016	23,100	$22.38	0.87	$268

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	88,375	$23.27
Granted	21,000	29.25
Exercised	(12,150)	17.81
Forfeited	(12,650)	31.87
Outstanding at September 30, 2015	84,575	$24.25	2.50	$444
Exercisable at September 30, 2015	30,375	$20.87	0.89	$262

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share - net income	$2,292	$2,220	$6,655	$6,290
Denominator for basic earnings per share - weighted average shares outstanding	3,391,471	3,343,011	3,381,491	3,332,650
Effect of dilutive securities - employee stock options	12,568	13,778	9,238	12,980
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,404,039	3,356,789	3,390,729	3,345,630
Earnings per share - basic	$0.68	$0.66	$1.97	$1.89
Earnings per share - diluted	0.67	0.66	1.96	1.88

There were no stock options that were anti-dilutive for the three-month period ended September 30, 2016, and 41,350 anti-dilutive options for the nine months ended September 30, 2016. There were 21,000 stock options that were anti-dilutive for both the three and nine-month periods ended September 30, 2015. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Unrealized net holding gains (losses) on available-for-sale securities	$3,780	$(568)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(313)	(259)
Accumulated other comprehensive income (loss)	3,467	(827)
Tax effect	(1,179)	281
Accumulated other comprehensive income (loss), net of tax	$2,288	$(546)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

Three months ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2016	2015	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$316	$83	Net gain on sale of investment securities
Tax effect	(108)	(28)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$208	$55	Net of tax

Nine months ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2016	2015	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$842	$800	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(192)	-	Net other-than-temporary impairment losses on investment securities
	650	800
Tax effect	(221)	(273)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$429	$527	Net of tax

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net realized and unrealized losses of $39,000 recorded for the three months ended September 30, 2016, which compares to net realized and unrealized gains of $36,000 recorded for the three months ended September 30, 2015. There were net realized and unrealized gains of $47,000 and $17,000 recorded for the nine months ended September 30, 2016 and 2015, respectively. Unrealized gains on trading activity related to trading securities still held at September 30, 2016 and December 31, 2015 totaled $13,000 and $31,000, respectively. Interest and dividends are included in interest income.

Trading securities, at fair value, at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
State and municipal securities	$4,312	$4,189

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2016 and December 31, 2015 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2016	value	gains	losses	cost
U.S. Government agency	$65,812	$167	$(98)	$65,743
State and municipal	73,560	1,701	(37)	71,896
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	132,746	2,277	(11)	130,480
Collateralized mortgage obligations (CMOs)	79,264	422	(298)	79,140
Pooled trust preferred	2,275	246	(950)	2,979
Corporate debt	7,112	50	(8)	7,070
Equity	8,065	338	(332)	8,059
Total investment securities available-for-sale	$368,834	$5,201	$(1,734)	$365,367

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2015	value	gains	losses	cost
U.S. Government agency	$61,779	$88	$(490)	$62,181
State and municipal	78,954	1,554	(31)	77,431
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,681	944	(920)	136,657
Collateralized mortgage obligations (CMOs)	65,610	178	(1,178)	66,610
Pooled trust preferred	2,653	259	(897)	3,291
Corporate debt	9,004	15	(95)	9,084
Equity	7,234	516	(770)	7,488
Total investment securities available-for-sale	$361,915	$3,554	$(4,381)	$362,742

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2016 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
September 30, 2016	Fair value	cost
Due in one year or less	$6,140	$6,085
Due after one year through five years	240,710	237,900
Due after five years through ten years	101,608	100,465
Due after ten years	12,311	12,858
Equity securities	8,065	8,059
Total investment securities available-for-sale	$368,834	$365,367

For the three months ended September 30, 2016 and 2015, proceeds from sales of investment securities available-for-sale were approximately $3,078,000 and $685,000. Proceeds from sales of investment securities available-for-sale were approximately $31,892,000 and $27,480,000 for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016 and December 31, 2015, investment securities available-for-sale totaling approximately $215,013,000 and $197,149,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended September 30, 2016				Three months ended September 30, 2015
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$316	$—	$—	$316	$83	$—	$—	$83
Debt securities	—	—	—	—	—	—	—	—
Total	$316	$—	$—	$316	$83	$—	$—	$83

	Nine months ended September 30, 2016				Nine months ended September 30, 2015
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$734	$—	$(192)	$542	$713	$(23)	$—	$690
Debt securities	181	(73)	—	108	154	(44)	—	110
Total	$915	$(73)	$(192)	$650	$867	$(67)	$—	$800

The tax expense applicable to the net realized gains for the quarters and nine-month periods ended September 30, 2016 and 2015 were $107,000 and $29,000 for the quarter and $221,000 and $273,000 year-to-date, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities , which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the income statement, but is recognized in other comprehensive income. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income.

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities in the first nine months of 2016 or 2015. The table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Nine months ended September 30,	2016	2015
Balance, beginning of period	$1,153	$1,153
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Balance, end of period	$1,153	$1,153

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair values of investment securities held-to-maturity at September 30, 2016 and December 31, 2015 were as follows:

Held-To-Maturity
	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$147	$—	$—	$147	$147	$4	$—	$151

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at September 30, 2016 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
September 30, 2016	Fair value	cost
Due in one year or less	$147	$147
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total investment securities held-to-maturity	$147	$147

There were no sales of investment securities classified as held-to-maturity during the three and nine months ended September 30, 2016 or 2015.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

September 30, 2016
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	15	$20,918	$(98)	$—	$—	$20,918	$(98)
State and municipal	11	3,796	(37)	—	—	3,796	(37)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	6	9,222	(11)	—	—	9,222	(11)
Collateralized mortgage obligations (CMOs)	38	27,179	(100)	15,823	(198)	43,002	(298)
Pooled trust preferred	5	—	—	1,938	(950)	1,938	(950)
Corporate debt	1	—	—	1,003	(8)	1,003	(8)
Equity	18	3,259	(240)	1,065	(92)	4,324	(332)
Total	94	$64,374	$(486)	$19,829	$(1,248)	$84,203	$(1,734)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2015
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	32	$40,949	$(418)	$4,426	$(72)	$45,375	$(490)
State and municipal	20	6,646	(19)	1,555	(12)	8,201	(31)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	62	90,796	(871)	1,403	(49)	92,199	(920)
Collateralized mortgage obligations (CMOs)	49	28,372	(261)	26,354	(917)	54,726	(1,178)
Pooled trust preferred	5	—	—	2,193	(897)	2,193	(897)
Corporate debt	6	5,988	(95)	—	—	5,988	(95)
Equity	19	4,035	(695)	193	(75)	4,228	(770)
Total	193	$176,786	$(2,359)	$36,124	$(2,022)	$212,910	$(4,381)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2016 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds six pooled trust preferred securities as of September 30, 2016. These securities have a total amortized cost of approximately $2,979,000 and a fair value of $2,275,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of September 30, 2016:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2016)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$243	$188	$(55)	$—	$(1)	B1/BB	5	—	18.0%	141.2%
PreTSL XVII	Mezzanine		606	456	(150)	—	(222)	C/CC	34	5	21.6	99.7
PreTSL XIX	Mezzanine		874	483	(391)	—	—	Caa1/CC	41	12	7.7	102.0
PreTSL XXV	Mezzanine		766	488	(279)	—	(222)	Ca/C	44	5	27.0	89.3
PreTSL XXVI	Mezzanine		399	323	(75)	—	(270)	Caa3/C	45	7	18.0	97.4
PreTSL XXVI	Mezzanine		91	337	246	—	(438)	Caa3/C	45	7	18.0	97.4
			$2,979	$2,275	$(704)	$—	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Regulators released a final rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

previously, the market for these securities at September 30, 2016 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three and nine months ended September 30, 2016 and 2015, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows.

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows – Cash flows are constructed in an INTEXcalc valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment of 1% were forecasted. In addition to the base prepayment assumption, due to the enactment of the Dodd-Frank Act’s revised Tier 1 capital treatment, additional prepayment analysis was performed. Trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any U.S. bank holding company with an investment grade credit rating and any foreign banking organization would prepay their issuance as soon as possible. For those institutions rated below investment grade we assumed that any holding company that could refinance for a cost savings of more than 2% when compared to the approximate cost of long-term funding given their rating and marketplace interest rates, will refinance as soon as possible. For issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

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

•

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2015 were approximately 0.37%. Thus, in addition to

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the specific bank default assumptions used for the near term, for future defaults on the individual banks in the analysis for 2016 and beyond the rate used is calculated based on historic default averages and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.  Default factors used in the cash flow analysis range from 0.25% to 0.51%.

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

Based upon the analysis performed by management as of September 30, 2016, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional write-downs in the future if additional deferrals and defaults occur.

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

Major classes of loans are as follows:

	September 30,	December 31,
	2016	2015
Commercial:
Commercial and industrial	$110,892	$124,397
Construction	32,133	27,372
Secured by commercial real estate	233,430	235,171
Secured by residential real estate	65,671	63,164
State and political subdivisions	35,033	40,285
Indirect lease financing	8,707	10,371
Retail:
1-4 family residential mortgages	46,544	42,833
Home equity loans and lines	70,408	67,384
Consumer	5,306	4,286
Total loans	608,124	615,263
Net unearned costs	107	7
Loans receivable	$608,231	$615,270

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At September 30, 2016 and December 31, 2015, overdrafts were approximately $172,000 and $203,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2016, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2016 and December 31, 2015:

September 30, 2016	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$102,130	$700	$8,062	$—	$110,892
Construction	32,122	—	11	—	32,133
Secured by commercial real estate	218,404	3,504	11,522	—	233,430
Secured by residential real estate	63,004	233	2,434	—	65,671
State and political subdivisions	35,033	—	—	—	35,033
Indirect lease financing	8,571	—	136	—	8,707
	$459,264	$4,437	$22,165	$—	$485,866

December 31, 2015	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$117,246	—	$7,151	$—	$124,397
Construction	27,355	—	17	—	27,372
Secured by commercial real estate	218,958	$361	15,852	—	235,171
Secured by residential real estate	60,286	34	2,844	—	63,164
State and political subdivisions	39,027	—	1,258	—	40,285
Indirect lease financing	10,168	—	203	—	10,371
	$473,040	$395	$27,325	$—	$500,760

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2016 and December 31, 2015:

September 30, 2016	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$46,274	$270	$46,544
Home equity loans and lines	70,312	96	70,408
Consumer	5,211	95	5,306
	$121,797	$461	$122,258

December 31, 2015	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$42,546	$287	$42,833
Home equity loans and lines	67,257	127	67,384
Consumer	4,286	—	4,286
	$114,089	$414	$114,503

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015:

September 30, 2016	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$15	—	—	$15	$110,877	$110,892
Construction	—	—	—	—	32,133	32,133
Secured by commercial real estate	962	$1,226	$861	3,049	230,381	233,430
Secured by residential real estate	92	—	327	419	65,252	65,671
State and political subdivisions	—	—	—	—	35,033	35,033
Indirect lease financing	134	133	282	549	8,158	8,707
Retail:
1-4 family residential mortgages	—	—	—	—	46,544	46,544
Home equity loans and lines	55	172	—	227	70,181	70,408
Consumer	26	2	—	28	5,278	5,306
	$1,284	$1,533	$1,470	$4,287	$603,837	$608,124

December 31, 2015	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$95	—	—	$95	$124,302	$124,397
Construction	63	—	—	63	27,309	27,372
Secured by commercial real estate	443	—	$935	1,378	233,793	235,171
Secured by residential real estate	—	$97	369	466	62,698	63,164
State and political subdivisions	—	—	—	—	40,285	40,285
Indirect lease financing	320	53	130	503	9,868	10,371
Retail:
1-4 family residential mortgages	641	234	—	875	41,958	42,833
Home equity loans and lines	272	—	45	317	67,067	67,384
Consumer	12	10	—	22	4,264	4,286
	$1,846	$394	$1,479	$3,719	$611,544	$615,263

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2016 and December 31, 2015:

September 30, 2016	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	—	$2,908
Construction	—	—
Secured by commercial real estate	—	3,319
Secured by residential real estate	—	1,417
State and political subdivisions	—	—
Indirect lease financing	$150	132
Retail:
1-4 family residential mortgages	—	270
Home equity loans and lines	—	96
Consumer	—	95
	$150	$8,237

December 31, 2015	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	—	$3,433
Construction	—	—
Secured by commercial real estate	—	3,627
Secured by residential real estate	—	1,803
State and political subdivisions	—	—
Indirect lease financing	$11	143
Retail:
1-4 family residential mortgages	—	287
Home equity loans and lines	—	127
Consumer	—	—
	$11	$9,420

Activity in the allowance for loan losses for the three months ended September 30, 2016 and 2015 are as follows:

Three months ended September 30, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,350	$(55)	—	$9	$1,304
Construction	429	(79)	—	—	350
Secured by commercial real estate	2,231	233	—	2	2,466
Secured by residential real estate	1,550	(57)	—	50	1,543
State and political subdivisions	204	(64)	—	—	140
Indirect lease financing	226	(6)	—	—	220
Retail:
1-4 family residential mortgages	298	(20)	—	—	278
Home equity loans and lines	343	(7)	—	4	340
Consumer	73	33	$(29)	7	84
Unallocated	846	22	N/A	N/A	868
	$7,550	$—	$(29)	$72	$7,593

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended September 30, 2015	Balance, beginning of period	Provision (credit) for loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,603	$(79)	—	$11	$1,535
Construction	149	118	—	—	267
Secured by commercial real estate	2,655	(494)	—	3	2,164
Secured by residential real estate	1,635	(53)	$(4)	2	1,580
State and political subdivisions	232	(4)	—	—	228
Indirect lease financing	121	(4)	—	5	122
Retail:
1-4 family residential mortgages	313	(7)	—	—	306
Home equity loans and lines	474	(28)	—	4	450
Consumer	71	18	(17)	10	82
Unallocated	402	533	N/A	N/A	935
	$7,655	$—	$(21)	$35	$7,669

Activity in the allowance for loan losses for the nine months ended September 30, 2016 and 2015 are as follows:

Nine months ended September 30, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$(105)	$(140)	$28	$1,304
Construction	286	64	—	—	350
Secured by commercial real estate	2,411	49	—	6	2,466
Secured by residential real estate	1,812	(359)	(20)	110	1,543
State and political subdivisions	222	(82)	—	—	140
Indirect lease financing	164	99	(52)	9	220
Retail:
1-4 family residential mortgages	350	(72)	—	—	278
Home equity loans and lines	428	(102)	—	14	340
Consumer	76	49	(62)	21	84
Unallocated	284	584	N/A	N/A	868
	$7,554	$125	$(274)	$188	$7,593

Nine months ended September 30, 2015	Balance, beginning of period	Provision (credit) for loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,892	$(357)	$(30)	$30	$1,535
Construction	297	(30)	—	—	267
Secured by commercial real estate	2,700	(458)	(85)	7	2,164
Secured by residential real estate	1,630	251	(321)	20	1,580
State and political subdivisions	221	7	—	—	228
Indirect lease financing	93	22	(8)	15	122
Retail:
1-4 family residential mortgages	312	(6)	—	—	306
Home equity loans and lines	453	(19)	—	16	450
Consumer	85	33	(58)	22	82
Unallocated	318	617	N/A	N/A	935
	$8,001	$60	$(502)	$110	$7,669

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,149,000 and $1,288,000 as of September 30, 2016 and December 31, 2015, respectively. Non-performing TDRs totaled $2,279,000 and $990,000 as of September 30, 2016 and December 31, 2015, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2016		December 31, 2015
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,860	—	$1,787	—
TDRs with an allowance recorded	568	$388	491	$491
	$3,428	$388	$2,278	$491

There were eleven newly identified TDRs during the nine months ended September 30, 2016. The TDR concessions involved extension of a maturity date, renewal of a line of credit and concessions to lower monthly payments. As of September 30, 2016 and December 31, 2015, QNB had commitments of $2,020,000 and $1,919,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were charge-offs of $0 and $5,000 during the nine months ended September 30, 2016 and 2015, respectively, resulting from loans previously modified as TDRs.

The following tables present loans, by loan class, modified as TDRs during the three and nine months ended September 30, 2016 and 2015. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended September 30,	2016			2015
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
1-4 family residential mortgages	—	—	—	1	$142	$142
Consumer	1	$96	$95	—	—	—
	1	$96	$95	1	$142	$142

Nine months ended September 30,	2016			2015
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	6	$1,074	$1,033	—	—	—
Secured by residential real estate	4	524	503	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	1	$142	$142
Consumer	1	96	95	—	—	—
	11	$1,694	$1,631	1	$142	$142

There were no loans modified as TDRs within 12 months prior to September 30, 2016 and 2015 for which there was a payment default (60 days or more past due) during the three and nine months ended September 30, 2016 and 2015.

There were no consumer mortgage loans secured by residential real estate for which foreclosure proceedings are in process at September 30, 2016.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at September 30, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2016	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,304	$462	$842	$110,892	$3,820	$107,072
Construction	350	—	350	32,133	280	31,853
Secured by commercial real estate	2,466	—	2,466	233,430	6,050	227,380
Secured by residential real estate	1,543	189	1,354	65,671	1,716	63,955
State and political subdivisions	140	—	140	35,033	—	35,033
Indirect lease financing	220	55	165	8,707	132	8,575
Retail:
1-4 family residential mortgages	278	11	267	46,544	561	45,983
Home equity loans and lines	340	—	340	70,408	119	70,289
Consumer	84	—	84	5,306	95	5,211
Unallocated	868	N/A	N/A	N/A	N/A	N/A
	$7,593	$717	$6,008	$608,124	$12,773	$595,351

	Allowance for Loan Losses			Loans Receivable
December 31, 2015	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,521	$712	$809	$124,397	$4,586	$119,811
Construction	286	—	286	27,372	364	27,008
Secured by commercial real estate	2,411	14	2,397	235,171	6,998	228,173
Secured by residential real estate	1,812	203	1,609	63,164	2,113	61,051
State and political subdivisions	222	—	222	40,285	—	40,285
Indirect lease financing	164	20	144	10,371	146	10,225
Retail:
1-4 family residential mortgages	350	25	325	42,833	583	42,250
Home equity loans and lines	428	—	428	67,384	151	67,233
Consumer	76	—	76	4,286	—	4,286
Unallocated	284	N/A	N/A	N/A	N/A	N/A
	$7,554	$974	$6,296	$615,263	$14,941	$600,322

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,167	$3,531	$—	$3,629	$3,923	$—
Construction	280	301	—	364	364	—
Secured by commercial real estate	6,050	6,004	—	6,932	7,416	—
Secured by residential real estate	918	1,286	—	942	1,653	—
State and political subdivisions	—	—	—	—	—	—
Indirect lease financing	—	—	—	3	3	—
Retail:
1-4 family residential mortgages	381	398	—	393	406	—
Home equity loans and lines	119	180	—	151	201	—
Consumer	95	96	—	-	-	—
	$11,010	$11,796	$—	$12,414	$13,966	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$653	$804	$462	$957	$1,086	$712
Construction	—	—	—	—	—	—
Secured by commercial real estate	—	—	—	66	66	14
Secured by residential real estate	798	929	189	1,171	1,279	203
State and political subdivisions	—	—	—	—	—	—
Indirect lease financing	132	134	55	143	145	20
Retail:
1-4 family residential mortgages	180	194	11	190	197	25
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	$1,763	$2,061	$717	$2,527	$2,773	$974

Total:
Commercial:
Commercial and industrial	$3,820	$4,335	$462	$4,586	$5,009	$712
Construction	280	301	—	364	364	—
Secured by commercial real estate	6,050	6,004	—	6,998	7,482	14
Secured by residential real estate	1,716	2,215	189	2,113	2,932	203
State and political subdivisions	—	—	—	—	—	—
Indirect lease financing	132	134	55	146	148	20
Retail:
1-4 family residential mortgages	561	592	11	583	603	25
Home equity loans and lines	119	180	—	151	201	-
Consumer	95	96	—	-	-	—
	$12,773	$13,857	$717	$14,941	$16,739	$974

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30,	2016		2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,288	$50	$6,301	$154
Construction	412	15	410	16
Secured by commercial real estate	6,327	100	7,881	121
Secured by residential real estate	1,945	11	1,522	—
State and political subdivisions	—	—	—	—
Indirect lease financing	114	—	22	1
Retail:
1-4 family residential mortgages	572	8	415	4
Home equity loans and lines	134	1	130	1
Consumer	10	—	3	—
	$13,802	$185	$16,684	$297

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2016:

September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$—	$4,312	$—	$4,312

Securities available-for-sale
U.S. Government agency securities	—	$65,812	—	$65,812
State and municipal securities	—	73,560	—	73,560
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	132,746	—	132,746
Collateralized mortgage obligations (CMOs)	—	79,264	—	79,264
Pooled trust preferred securities	—	—	$2,275	2,275
Corporate debt securities	—	7,112	—	7,112
Equity securities	$8,065	—	—	8,065
Total securities available-for-sale	$8,065	$358,494	$2,275	$368,834
Total recurring fair value measurements	$8,065	$362,806	$2,275	$373,146

Nonrecurring fair value measurements
Impaired loans	$—	$—	$1,046	$1,046
Mortgage servicing rights	—	—	142	142
Total nonrecurring fair value measurements	$—	$—	$1,188	$1,188

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2016. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the nine-month period ended September 30, 2016.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2015:

December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$—	$4,189	$—	$4,189

Securities available-for-sale
U.S. Government agency securities	—	$61,779	—	$61,779
State and municipal securities	—	78,954	—	78,954
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	136,681	—	136,681
Collateralized mortgage obligations (CMOs)	—	65,610	—	65,610
Pooled trust preferred securities	—	—	$2,653	2,653
Corporate debt securities	—	9,004	—	9,004
Equity securities	$7,234	—	—	7,234
Total securities available-for-sale	$7,234	$352,028	$2,653	$361,915
Total recurring fair value measurements	$7,234	$356,217	$2,653	$366,104

Nonrecurring fair value measurements
Impaired loans	$—	$—	$1,698	$1,698
Mortgage servicing rights	—	—	133	133
Total nonrecurring fair value measurements	$—	$—	$1,831	$1,831

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2016	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$778	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -90%
				Liquidation expenses	(3)	-10%
Impaired loans	140	Used commercial vehicle and equipment guides		Guide value discounts	(4)	0% to -30%
Impaired loans	128	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -25%
Mortgage servicing rights	142	Discounted cash flow		Remaining term		2 - 27 yrs
				Discount rate		12% to 14%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quantitative information about Level 3 fair value measurements
December 31, 2015	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,331	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	199	Used commercial vehicle and equipment guides		Guide value discounts	(4)	0% to -30%
Impaired loans	168	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25% to -70%
Mortgage servicing rights	133	Discounted cash flow		Remaining term		3 - 28 yrs
				Discount rate		10% to 12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided then additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2016:

Fair value measurements using significant unobservable inputs (Level 3)
Balance, January 1, 2016	$2,653
Payments received	(312)
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(66)
Transfers in and/or out of Level 3	—
Balance, September 30, 2016	$2,275

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades over the past few years, the market for these securities at September 30, 2016 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2016;
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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 5.03% to 7.79%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2016 and December 31, 2015:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Included in the fair value of impaired loans at December 31, 2015 were $145,000 of loans that had no specific reserves required at year end; however, were partially charged-off at year end.  There were no such loans at September 30, 2016.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2016	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$69,428	$69,428	$69,428	—	—
Investment securities:
Trading	4,312	4,312	—	$4,312	—
Available-for-sale	368,834	368,834	8,065	358,494	$2,275
Held-to-maturity	147	147	—	147	—
Restricted investment in bank stocks	522	522	—	522	—
Loans held-for-sale	456	466	—	466	—
Net loans	600,638	610,066	—	—	610,066
Mortgage servicing rights	498	555	—	—	555
Accrued interest receivable	2,573	2,573	—	2,573	—

Financial liabilities
Deposits with no stated maturities	$698,336	$698,336	$698,336	—	$—
Deposits with stated maturities	228,376	230,993	—	$230,993	—
Short-term borrowings	41,179	41,179	41,179	—	—
Accrued interest payable	310	310	—	310	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair value measurements
December 31, 2015	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,991	$16,991	$16,991	—	—
Investment securities:
Trading	4,189	4,189	—	$4,189	—
Available-for-sale	361,915	361,915	7,234	352,028	$2,653
Held-to-maturity	147	151	—	151	—
Restricted investment in bank stocks	508	508	—	508	—
Loans held-for-sale	987	1,004	—	1,004	—
Net loans	607,716	610,315	—	—	610,315
Mortgage servicing rights	504	642	—	—	642
Accrued interest receivable	2,562	2,562	—	2,562	—

Financial liabilities
Deposits with no stated maturities	$662,410	$662,410	$662,410	—	$—
Deposits with stated maturities	227,376	227,862	—	$227,862	—
Short-term borrowings	37,163	37,163	37,163	—	—
Accrued interest payable	330	330	—	330	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

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

A summary of the Bank's financial instrument commitments is as follows:

	September 30,	December 31,
	2016	2015
Commitments to extend credit and unused lines of credit	$308,483	$232,492
Standby letters of credit	12,980	9,493
Total financial instrument commitments	$321,463	$241,985

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2016 and December 31, 2015 for guarantees under standby letters of credit issued is not material.

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2016, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Minimum required		Well capitalized
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$103,357	13.08%	$63,207	8.00%	$79,009	10.00%
Bank	95,163	12.43	61,266	8.00	76,583	10.00

Tier I capital (to risk-weighted assets):
Consolidated	95,704	12.11	47,405	6.00	47,405	6.00
Bank	87,511	11.43	45,950	6.00	61,266	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	95,704	12.11	35,554	4.50	N/A	N/A
Bank	87,511	11.43	34,462	4.50	49,779	6.50

Tier I capital (to average assets):
Consolidated	95,704	9.08	42,160	4.00	N/A	N/A
Bank	87,511	8.37	41,835	4.00	52,293	5.00

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized. As a result of prolonged declines in some equity securities’ fair values, $70,000 and $122,000 of other-than-temporary impairment charges were recorded during the first and second quarters of 2016, respectively.  There were no other-than-temporary impairment charges recorded during the third quarter 2016.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. There were no credit-related other-than-temporary impairment charges in the third quarter or nine months ended September 30, 2016 or 2015, respectively.

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

Stock-Based Compensation

QNB sponsors stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation-Stock Compensation . Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2016 of $2,292,000, or $0.67 per share on a diluted basis, compared to net income of $2,220,000, or $0.66 per share on a diluted basis, for the same period in 2015. For the nine month period ended September 30, 2016, QNB reported net income of $6,655,000, or $1.96 per share on a diluted basis. This compares to net income of $6,290,000, or $1.88 per share on a diluted basis, reported for the nine month period ended September 30, 2015.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.86% and 9.57%, respectively, for the quarter ended September 30, 2016 compared with 0.88% and 9.86%, respectively, for the quarter ended September 30, 2015.  For the comparative nine month periods, the annualized rate of return on average assets and average shareholders’ equity was 0.87% and 9.48%, respectively, for 2016 compared with 0.86% and 9.56%, respectively, for 2015.

Total assets as of September 30, 2016 were $1,071,931,000, compared with $1,020,936,000 at December 31, 2015. Loans receivable at September 30, 2016 were $608,231,000, compared with $615,270,000 at December 31, 2015, a decrease of $7,039,000, or 1.1%. Total deposits of $926,712,000 at September 30, 2016 increased $36,926,000, or 4.1%, compared with total deposits of $889,786,000 at December 31, 2015.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results for the three and nine months ended September 30, 2016 include the following significant components:

•	Net interest income increased $70,000, or 1.0%, to $7,085,000 and $881,000, or 4.3%, to $21,225,000 for the three and nine months ended September 30, 2016, respectively.
•	Net interest margin on a tax-equivalent basis decreased fifteen basis points for the quarter and decreased two basis points year-to-date, to 2.93% and 3.05%, respectively.
•	QNB recorded no provision for loan losses for the third quarters 2016 and 2015, and $125,000 for the first nine months of 2016 compared with $60,000 recorded for the first nine months of 2015.
•

Non-interest income increased $151,000, or 10.1%, to $1,644,000 for the third quarter and declined $175,000, or 3.7%, to $4,594,000 for year-to-date 2016, respectively, compared to the same periods in 2015.

•	Non-interest expense increased $43,000, or 0.8%, to $5,616,000 for the third quarter and decreased $36,000, to $16,728,000 year-to-date 2016, respectively, compared to the same periods in 2015.
•

Total non-performing loans were $9,536,000, or 1.57% of loans receivable at September 30, 2016, compared with $10,719,000, or 1.74% of loans receivable at December 31, 2015. Loans on non-accrual status were $8,237,000 at September 30, 2016 compared with $9,420,000 at December 31, 2015. Net charge-offs for the first nine months of 2016 were $86,000, or 0.02% annualized of average total loans, compared with $392,000, or 0.09% annualized of average total loans for the first nine months of 2015.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and nine month periods ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total interest income	$8,287	$8,138	$24,751	$23,691
Total interest expense	1,202	1,123	3,526	3,347
Net interest income	7,085	7,015	21,225	20,344
Tax-equivalent adjustment	403	449	1,252	1,328
Net interest income (fully taxable-equivalent)	$7,488	$7,464	$22,477	$21,672

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear above. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets. The Asset/Liability and Investment Management Committee works to manage and maximize the net interest margin for the Company.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Three Months Ended
	September 30, 2016			September 30, 2015
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$3,992	5.44%	$54	$4,312	5.98%	$64
Investment securities (AFS & HTM):
U.S. Government agencies	60,860	1.88%	286	46,701	1.57%	183
State and municipal	71,905	4.03%	724	75,293	4.15%	781
Mortgage-backed and CMOs	197,462	1.95%	963	200,241	1.99%	994
Pooled trust preferred securities	3,091	0.23%	2	3,495	0.36%	3
Corporate debt securities	7,224	1.74%	31	6,018	1.18%	18
Equities	6,568	2.85%	47	7,460	3.45%	65
Total investment securities	347,110	2.37%	2,053	339,208	2.41%	2,044
Loans:
Commercial real estate	329,786	4.40%	3,645	295,979	4.62%	3,450
Residential real estate	45,606	3.94%	449	40,789	4.23%	431
Home equity loans	63,141	3.62%	574	60,066	3.55%	537
Commercial and industrial	111,058	4.32%	1,206	123,416	4.29%	1,333
Indirect lease financing	9,202	8.58%	197	9,576	9.16%	219
Consumer loans	4,626	5.21%	61	3,927	5.37%	53
Tax-exempt loans	39,226	3.75%	370	42,191	3.99%	424
Total loans, net of unearned income*	602,645	4.29%	6,502	575,944	4.44%	6,447
Other earning assets	62,778	0.51%	81	41,419	0.31%	32
Total earning assets	1,016,525	3.40%	8,690	960,883	3.55%	8,587
Cash and due from banks	16,378			13,225
Allowance for loan losses	(7,630)			(7,720)
Other assets	28,728			28,894
Total assets	$1,054,001			$995,282

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$157,179	0.20%	80	$135,455	0.21%	71
Municipals	114,403	0.34%	97	116,572	0.34%	99
Money market	71,963	0.27%	48	66,854	0.24%	40
Savings	231,496	0.40%	233	218,753	0.37%	204
Time	133,296	1.13%	378	139,403	1.08%	381
Time of $100,000 or more	95,915	1.37%	330	92,285	1.29%	300
Total interest-bearing deposits	804,252	0.58%	1,166	769,322	0.56%	1,095
Short-term borrowings	38,506	0.37%	36	31,134	0.37%	28
Total interest-bearing liabilities	842,758	0.57%	1,202	800,456	0.56%	1,123
Non-interest-bearing deposits	112,114			101,429
Other liabilities	3,874			4,057
Shareholders' equity	95,255			89,340
Total liabilities and shareholders' equity	$1,054,001			$995,282
Net interest rate spread		2.83%			2.99%
Margin/net interest income		2.93%	$7,488		3.08%	$7,464

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$3,919	5.47%	$161	$4,211	5.95%	$188
Investment securities (AFS & HTM):
U.S. Government agencies	57,160	1.85%	794	49,194	1.60%	590
State and municipal	73,765	4.06%	2,247	71,378	4.17%	2,233
Mortgage-backed and CMOs	196,830	1.98%	2,926	208,138	1.96%	3,060
Pooled trust preferred securities	3,197	0.21%	5	3,510	0.37%	10
Corporate debt securities	8,160	1.77%	108	6,011	1.15%	52
Equities	7,192	3.28%	177	7,205	3.26%	175
Total investment securities	346,304	2.41%	6,257	345,436	2.36%	6,120
Loans:
Commercial real estate	327,225	4.43%	10,854	290,561	4.55%	9,882
Residential real estate	44,447	3.90%	1,301	38,848	4.13%	1,203
Home equity loans	62,557	3.72%	1,740	58,177	3.58%	1,556
Commercial and industrial	112,918	4.25%	3,592	124,211	4.16%	3,865
Indirect lease financing	9,844	8.88%	656	8,784	9.07%	598
Consumer loans	4,460	5.25%	175	3,981	5.41%	161
Tax-exempt loans	39,959	3.77%	1,127	44,803	4.00%	1,340
Total loans, net of unearned income*	601,410	4.32%	19,445	569,365	4.37%	18,605
Other earning assets	34,156	0.55%	140	23,653	0.60%	106
Total earning assets	985,789	3.52%	26,003	942,665	3.55%	25,019
Cash and due from banks	14,013			11,922
Allowance for loan losses	(7,622)			(7,923)
Other assets	28,683			29,291
Total assets	$1,020,863			$975,955

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$151,907	0.21%	237	$133,285	0.22%	217
Municipals	98,777	0.35%	255	108,554	0.34%	273
Money market	70,556	0.27%	142	63,960	0.24%	114
Savings	228,894	0.40%	688	216,510	0.37%	600
Time	133,930	1.12%	1,122	143,781	1.08%	1,166
Time of $100,000 or more	94,462	1.37%	967	92,543	1.29%	890
Total interest-bearing deposits	778,526	0.59%	3,411	758,633	0.57%	3,260
Short-term borrowings	39,922	0.38%	115	31,792	0.37%	87
Total interest-bearing liabilities	818,448	0.58%	3,526	790,425	0.57%	3,347
Non-interest-bearing deposits	104,922			94,071
Other liabilities	3,756			3,518
Shareholders' equity	93,737			87,941
Total liabilities and shareholders' equity	$1,020,863			$975,955
Net interest rate spread		2.94%			2.98%
Margin/net interest income		3.05%	$22,477		3.07%	$21,672
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

	Three months ended			Nine months ended
	September 30, 2016 compared			September 30, 2016 compared
	to September 30, 2015			to September 30, 2015
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$(10)	$(5)	$(5)	$(27)	$(13)	$(14)
Investment securities (AFS & HTM):
U.S. Government agencies	103	56	47	204	95	109
State and municipal	(57)	(35)	(22)	14	75	(61)
Mortgage-backed and CMOs	(31)	(14)	(17)	(134)	(167)	33
Pooled trust preferred securities	(1)	—	(1)	(5)	(1)	(4)
Corporate debt securities	13	3	10	56	19	37
Equities	(18)	(8)	(10)	2	1	1
Total Investment securities (AFS & HTM)	9	2	7	137	22	115
Loans:
Commercial real estate	195	383	(188)	972	1,258	(286)
Residential real estate	18	51	(33)	98	173	(75)
Home equity loans	37	26	11	184	118	66
Commercial and industrial	(127)	(137)	10	(273)	(348)	75
Indirect lease financing	(22)	(9)	(13)	58	72	(14)
Consumer loans	8	10	(2)	14	20	(6)
Tax-exempt loans	(54)	(30)	(24)	(213)	(143)	(70)
Total Loans	55	294	(239)	840	1,150	(310)
Other earning assets	49	17	32	34	47	(13)
Total interest income	103	308	(205)	984	1,206	(222)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	9	11	(2)	20	30	(10)
Municipals	(2)	(3)	1	(18)	(24)	6
Money market	8	3	5	28	12	16
Savings	29	11	18	88	35	53
Time	(3)	(17)	14	(44)	(79)	35
Time of $100,000 or more	30	10	20	77	19	58
Total interest-bearing deposits	71	15	56	151	(7)	158
Short-term borrowings	8	7	1	28	23	5
Total interest expense	79	22	57	179	16	163
Net interest income	$24	$286	$(262)	$805	$1,190	$(385)

Average earning assets for the third quarter 2016 were $1,016,525,000, an increase of $55,642,000 for the quarter, compared with the same period in 2015.  Average loans increased $26,701,000, or 4.6%, for the quarter and average investment securities increased $7,582,000 over the comparable period of 2015. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities.  Average loans as a percent of average earning assets grew to 61.0% for the nine months ended September 30, 2016 compared to 60.4% for the same period in 2015.  On the funding side, average deposits increased $45,615,000, or 5.2%, for third quarter 2016 and $30,744,000, or 3.6%, for the nine months ended September 30, 2016, compared to the same periods in 2015.  Customers continue to reinvest funds into non-time deposits, as the yield on time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates.  Average short-term borrowings, which consist primarily of commercial repurchase agreements, increased $7,372,000 for the third quarter 2016 compared to the third quarter 2015.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The low interest rate environment and loan rate competition continues to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors.  The net interest margin for the third quarter 2016 was 2.93% compared to 3.08% for same period in 2015 and 3.08% reported for the second quarter of 2016.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $103,000, or 1.2%, to $8,690,000 for the third quarter of 2016; total interest expense increased 7.0% to $1,202,000. Growth in earning assets was the primary contributor to the increase in interest income. All categories of interest-bearing deposits except interest-bearing demand and municipal deposits experienced higher rates in the third quarter 2016 compared to third quarter 2015, due to the increase in balances in tiered-pricing accounts and a five basis point rate increase to the eSavings product in late 2015.

The yield on earning assets on a tax-equivalent basis declined fifteen basis points from 3.55% for the third quarter of 2015, to 3.40% for the third quarter of 2016 and declined sixteen basis points from the 3.56% reported for the second quarter of 2016. The rate paid on interest-bearing liabilities increased one basis point to 0.57% for the third quarter of 2016 compared to the same period in 2015 and decreased one basis point, compared to the quarter ended June 30, 2016.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) decreased $1,000 when comparing the quarters ended September 30, 2016 and 2015. The average yield on the investment portfolio was 2.40% for the third quarter of 2016 compared with 2.46% for the third quarter of 2015. The current market has provided little opportunity to invest the cash flow from calls and prepayments in the portfolio in bonds with better yields than the securities being called and repaid.

Income on U.S. Government agency securities increased $103,000, as the $14,159,000, or 30.3%, increase in average balances contributed to an increase in interest income by $56,000. This sector experienced a 31 basis point increase in the yield from 1.57% for the third quarter of 2015 to 1.88% for the same period in 2016, which contributed an additional $47,000.

Interest income on every other category of investment securities, except for corporate debt securities, declined in the third quarter 2016, compared to the same period in 2015.  Tax-exempt municipal securities experienced a decrease in average balances of $3,388,000, which, coupled with a twelve basis point reduction in average yield, resulted in a decrease of interest income of $57,000.  QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2016.  The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed securities and CMOs decreased $31,000 with a four basis point decline in average yield contributing approximately half the decline in interest income.  Average balances decreased $2,779,000, or 1.4%, to $197,462,000 when comparing the two periods. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the low interest rate environment, mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $55,000 to $6,502,000 when comparing the third quarters of 2016 and 2015, with a 4.6% growth in average balances contributing an increase in interest income of $294,000, offset by a decline in interest income of $239,000 as a result of a fifteen basis point reduction in average portfolio yield to 4.29%. As a result of the interest rate environment and competitive pressures, new loans are being originated at lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting modifications for lower rates.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $195,000 due to the 11.4% increase in average balances. Average balances increased $33,807,000, to $329,786,000 for the quarter ended September 30, 2016 compared with the same quarter in 2015. The yield on commercial real estate loans declined 22 basis points from 4.62% in 2015 to 4.40% in 2016.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on commercial and industrial loans, the second largest category, decreased $127,000 as average commercial and industrial loan balances decreased $12,358,000, or 10.0%, to $111,058,000 for the third quarter of 2016 resulting in a $137,000 decrease in income. The average yield on these loans increased three basis points to 4.32% resulting in an increase in income of $10,000. Many of the loans in this category are indexed to the prime interest rate, which increased by one quarter of one percent in late December 2015.

Tax-exempt loan income was $370,000 for the third quarter of 2016, a decrease of $54,000 from the same period in 2015. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt.  While QNB has been successful in winning some of these bids, average balances have decreased $2,965,000, or 7.0%, to $39,226,000 for the third quarter of 2016, resulting in a decrease of $30,000 in income. The rate renegotiation or bidding on these loans has resulted in an additional $24,000 decline in interest income as the average yield on the tax-exempt loan portfolio declined from 3.99% for the third quarter of 2015 to 3.75% for the third quarter of 2016.

QNB desires to become the “local consumer lender of choice” and to affect this QNB focused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $4,817,000, or 11.8%, to $45,606,000 for the third quarter of 2016 compared to the same period in 2015. Over this same timeframe, the average yield on the portfolio declined by 29 basis points to 3.94% for the third quarter of 2016. The net result was an increase in interest income of $18,000. Average home equity loans increased $3,075,000, or 5.1%, to $63,141,000 while the average yield increased seven basis points to 3.62% resulting in an increase in interest income of $37,000. Average consumer loans increased $699,000, or 17.8%, to $4,626,000 while the yield on the portfolio decreased sixteen basis points to 5.21% for the third quarter of 2016 resulting in an $8,000 increase in interest income.

For the most part, earning assets are funded by deposits, which increased 5.2% when comparing the average balances for third quarters of 2016 and 2015.  Interest expense on total deposits and borrowed funds increased $71,000 and $8,000, respectively, when comparing the two quarters.

The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $10,685,000, or 10.5%, to $112,114,000 for the third quarter of 2016. QNB has been successful in increasing business checking accounts as average balances in these accounts have increased by $9,111,000, or 11.2%, when comparing the quarters. Average interest-bearing demand accounts increased $21,724,000, or 16.0%, to $157,179,000 for the third quarter of 2016. Interest expense on interest-bearing demand accounts increased $9,000 to $80,000 for the same period, as the average rate paid decreased by one basis point to 0.20% for the third quarter of 2016. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2016, the average balance in this product was $45,125,000 and the related interest expense was $63,000 for an average yield of 0.55%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2015 was $40,395,000 with a related interest expense of $57,000 and an average rate paid of 0.56%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $95,060,000 for the third quarter of 2015 to $112,054,000 for the third quarter of 2016. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts decreased $2,000 to $97,000 for the third quarter of 2016. The average balance of municipal interest-bearing demand accounts decreased $2,169,000, or 1.9%, to $114,403,000, with the average interest rate paid on these accounts at 0.34% for both periods. The decrease in balances in 2016 may be attributable to school districts’ need for funds, as state funding has been delayed due to the state budget impasse.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%, therefore the increase in the Federal funds rate by one quarter of one percent in late December 2015 had minimal effect on the yield of these deposits. These deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $5,109,000, or 7.6%, to $71,963,000 for the third quarter of 2016 compared with the same period in 2015. Interest expense on money market accounts increased $8,000 to $48,000 and the average interest rate paid on money market accounts increased from 0.24% for the third quarter of 2015 to 0.27% for the third quarter of 2016. The majority of balances in this category are in a product that pays a tiered rate based on account balances.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on savings accounts increased $29,000 when comparing the third quarter of 2016 to the third quarter of 2015, and the average rate increased three basis points to 0.40% when comparing both periods. When comparing these same periods average savings accounts increased $12,743,000, or 5.8%, to $231,496,000 for the third quarter of 2016 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2016 of $168,438,000. This product has grown successfully since its introduction in the third quarter of 2009. The average yield paid on these accounts was 0.50% for the third quarter of 2016 and 0.46% for the same period in 2015. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $5,307,000, or 9.2%, when comparing the third quarter 2016 average to the same 2015 quarter.

Total interest expense on time deposits increased $27,000 to $708,000 for the third quarter of 2016. Average total time deposits decreased by $2,477,000 to $229,211,000 for the third quarter of 2016. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased six basis points from 1.17% to 1.23% when comparing the third quarter of 2015 to the same period in 2016.

Approximately $96,000,000, or 42%, of time deposits at September 30, 2016 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.76%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased $8,000 for the third quarter of 2016 to $36,000 when compared to the same period in 2015. When comparing these same periods average balances increased from $31,134,000 to $38,506,000 while the average rate paid was 0.37% for both periods.

Nine Month Comparison

For the nine month period ending September 30, 2016 average earning assets increased $43,124,000, or 4.6%, to $985,789,000, with average loans increasing 5.6% and average investment securities increasing by $576,000. Average total deposits increased $30,744,000, or 3.6%, to $883,448,000 for the nine-month period ended September 30, 2016 compared to the same period in 2015. The net interest margin on a tax-equivalent basis was 3.05% for the nine-month period ended September 30, 2016, a two basis point decrease from the same period in 2015.

Total interest income on a tax-equivalent basis increased $984,000, or 3.9%, from $25,019,000 to $26,003,000, when comparing the nine-month periods ended September 30, 2015 and September 30, 2016 as the additional interest income generated from the growth in earning assets combined with the impact of improved yields on some of those assets. Interest income increased $1,206,000 as a result of volume increases but declined $222,000 as a result of lower yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets decreased from 3.55% to 3.52% for the nine-month periods with the yield on loans declining five basis points to at 4.32%. QNB continues to feel the effect on yields of historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments, including trading securities, increased three basis points from 2.41% to 2.44% when comparing the nine-month periods.

Total interest expense increased $179,000 for the nine-month period ended September 30, 2016 compared with the same period in 2015, attributable to the increase in deposits into higher-earning tiered money markets and interest-bearing demand accounts, as well as a five basis point increase in the eSavings rate in late 2015. The average rate paid on interest bearing deposits increased two basis points to 0.59% for the nine month period ended September 30, 2016 versus the first nine months of 2015.

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

Based on this analysis, QNB recorded no provision for loan losses in the third quarter and $125,000 year-to-date 2016, compared with no provision recorded in the third quarter 2015, and $60,000 year-to-date 2015. QNB's allowance for loan losses of $7,593,000 represents 1.25% of loans receivable at September 30, 2016 compared to an allowance for loan losses of $7,554,000, or 1.23% of loans receivable, at December 31, 2015, and $7,669,000, or 1.32% of loans receivable at September 30, 2015. The allowance for loan losses at September 30, 2016 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net recoveries were $43,000 for the third quarter of 2016, comprising net overdraft charge-offs totaling $22,000, offset by net recoveries of previously charged off loans.  This compares with net loan recoveries of $14,000 for the third quarter of 2015. For the nine month periods ended September 30, 2016 and 2015 net loan charge-offs were $86,000 and $392,000, respectively.

Non-performing assets of $11,811,000 at September 30, 2016 compares favorably with $13,372,000 as of December 31, 2015 and is slightly higher than $11,360,000 as of September 30, 2015. Included in this classification are non-performing loans, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were $9,536,000, or 1.57% of loans receivable at September 30, 2016, compared with $10,719,000, or 1.74% of loans receivable at December 31, 2015, and $8,760,000, or 1.50% of loans receivable at September 30, 2015. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2016, $6,053,000, or approximately 73% of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $22,165,000, a reduction of $5,160,000, or 18.9%, from the $27,325,000 reported at December 31, 2015 and a decline from the $23,462,000 reported at September 30, 2015.

QNB had $150,000 of loans past due 90 days or more and still accruing interest at September 30, 2016 consisting of indirect lease financing balances, compared with $11,000 at December 31, 2015, and $52,000 at September 30, 2015. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.70% of loans receivable at September 30, 2016 compared with 0.60% at December 31, 2015 and 0.42% at September 30, 2015.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $1,149,000 at September 30, 2016, compared with $1,288,000 at December 31, 2015, and $626,000 at September 30, 2015. There were eleven newly identified troubled debt restructures in the nine months ended September 30, 2016. QNB had no other real estate owned or repossessed assets as of September 30, 2016, December 31, 2015, or September 30, 2015.  Non-accrual pooled trust preferred securities are carried at fair value of $2,275,000, $2,653,000, and $2,600,000 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The decrease in the carrying value of these securities reflects a combination of payments received and a decrease in their fair value.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2016	2015	2015
Non-accrual loans	$8,237	$9,420	$8,082
Loans past due 90 days or more and still accruing interest	150	11	52
Troubled debt restructured loans (not already included above)	1,149	1,288	626
Total non-performing loans	9,536	10,719	8,760
Other real estate owned and repossessed assets	—	—	—
Non-accrual investment securities	2,275	2,653	2,600
Total non-performing assets	$11,811	$13,372	$11,360

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$601,143	$574,015	$568,978
Total loans	608,231	615,270	582,255

Allowance for loan losses	7,593	7,554	7,669

Allowance for loan losses to:
Non-performing loans	79.63%	70.48%	87.54%
Total loans (excluding held-for-sale)	1.25%	1.23%	1.32%
Average total loans	1.26%	1.32%	1.35%

Non-performing loans / total loans (excluding held-for-sale)	1.57%	1.74%	1.50%
Non-performing assets / total assets	1.10%	1.31%	1.09%

An analysis of net loan (recoveries) charge-offs for the three and nine months ended September 30, 2016 compared to 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net (recoveries) charge-offs	$(43)	$(14)	$86	$392

Net annualized (recoveries) charge-offs to:
Total loans	(0.03%)	(0.01%)	0.02%	0.09%
Average total loans excluding held-for-sale	(0.03%)	(0.01%)	0.02%	0.09%
Allowance for loan losses	(2.26%)	(0.69%)	1.52%	6.84%

At September 30, 2016 and December 31, 2015, the recorded investment in loans for which impairment has been identified totaled $12,773,000 and $14,941,000 of which $11,010,000 and $12,414,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $1,763,000 and $2,527,000 at September 30, 2016 and December 31, 2015, respectively, and the related allowance for loan losses associated with these loans was $717,000 and

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$974,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net gain on investment securities	$316	$83	$233	280.7%	$650	$800	$(150)	-18.8%
Net (loss) gain on trading activity	(39)	36	(75)	-208.3%	47	17	30	176.5%
Fees for services to customers	425	434	(9)	-2.1%	1,205	1,240	(35)	-2.8%
ATM and debit card	419	397	22	5.5%	1,229	1,153	76	6.6%
Retail brokerage and advisory	129	180	(51)	-28.3%	425	557	(132)	-23.7%
Bank-owned life insurance	73	73	-	0.0%	217	215	2	0.9%
Merchant	86	75	11	14.7%	242	226	16	7.1%
Net gain on sale of loans	143	120	23	19.2%	263	302	(39)	-12.9%
Other	92	95	(3)	-3.2%	316	259	57	22.0%
Total	$1,644	$1,493	$151	10.1%	$4,594	$4,769	$(175)	-3.7%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2016 was $1,644,000, an increase of $151,000, compared to $1,493,000 for the third quarter of 2015. Excluding net gains on investment securities, trading activities and sale of loans for both periods, total non-interest income was $1,224,000 and $1,254,000, a decrease of $30,000, or 2.4%.

Net gains on investment securities increased $233,000 from $83,000 in third quarter 2015 to $316,000 in third quarter 2016.  Gain on investments are primarily derived from sale of equities.  Market conditions in the equities market for the quarter ended September 30, 2016 versus the same period in 2015 resulted in better opportunities for sales.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of loans increased $23,000, or 19.2%, to $143,000, when comparing the third quarter 2016 to the same period in 2015.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Residential mortgage loans to be sold are identified at origination.  Proceeds from the sale of residential mortgages were $3,632,000 and $3,108,000 for the third quarters of 2016 and 2015, respectively.

ATM and debit card income increased $22,000, or 5.5%, to $419,000 for the third quarter 2016, compared to the same period in 2015, due to increases in card-based transactions and expansion of checking account households.

These increases in non-interest income were offset in part by a $75,000 decrease in trading income for the third quarter 2016, which had a net loss of $39,000, compared to a net gain of $36,000 for the same period in 2015.  Retail brokerage and advisory fees declined $51,000, or 28.3%, to $129,000 for the third quarter 2016 compared to the same period in 2015.  While assets under management have grown over 37% since year end 2015, to $95,000,000, the asset growth has been in products with more trailing income than up-front income.  Fees for services to customers decreased $9,000, or 2.1%, from $434,000 at September 30, 2015 to $425,000 at September 30, 2016, due primarily to a decrease in net overdraft income and the elimination of an ATM network service charge in September 2015.

Nine-Month Comparison

Total non-interest income for the nine month periods ended September 30, 2016 and 2015 was $4,594,000 and $4,769,000, respectively, a decrease of $175,000, or 3.7%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $3,634,000 and $3,650,000, a decrease of $16,000

Net investment securities gains decreased $150,000, or 18.8%, to $650,000 for the nine months ended September 30, 2016 compared to $800,000 for the comparable nine months in 2015. During the first half of 2016, QNB recorded $192,000 of other-than-temporary

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

impairment charges in two equity securities, as a result of a prolonged decline in their fair values.  There were no OTTI charges taken in the third quarter 2016 and 2015, and no OTTI charges taken for the nine months ended September 30, 2015. Gains on sales of securities were $842,000 in the 2016 period versus $800,000 in the 2015 period.

Retail brokerage and advisory income decreased $132,000, or 23.7%, to $425,000 for the nine months ended September 30, 2016, compared with the same period in 2015, for the reason detailed in the quarterly comparison.  Fees for services to customers decreased $35,000 in the nine months ended September 30, 2016 compared to 2015.  Overdraft income net of waived charges, representing approximately 74% of total fees for services to customers during the nine months ended September 30, 2016, decreased by $31,000. The decrease in overdraft income reflects a decrease in the volume of overdrafts, as well as increased fee waivers and refunds.

Net gains on the sale of loans decreased $39,000, or 12.9%, when comparing the nine months ended September 30, 2016 to the same period in 2015. Proceeds from the sale of residential mortgages were $7,188,000 and $9,595,000 for the nine-month periods ended September 30, 2016 and 2015, respectively

These decreases were offset by a $76,000, or 6.6%, increase in ATM and debit card income to $1,229,000 due to increased purchases by cardholders, and increased checking accounts during the period.  Net gain on trading activity increased $30,000 when comparing the two periods.  Other non-interest income increased $57,000, or 22.0%, when comparing the two periods, due to net losses on the sale of OREO and repossessed assets recorded in 2015, which did not recur in 2016.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and employee benefits	$3,072	$2,911	$161	5.5%	$9,114	$8,960	$154	1.7%
Net occupancy	438	427	11	2.6%	1,305	1,336	(31)	-2.3%
Furniture and equipment	437	424	13	3.1%	1,302	1,285	17	1.3%
Marketing	220	174	46	26.4%	681	596	85	14.3%
Third-party services	440	389	51	13.1%	1,246	1,235	11	0.9%
Telephone, postage and supplies	189	182	7	3.8%	549	551	(2)	-0.4%
State taxes	178	173	5	2.9%	499	520	(21)	-4.0%
FDIC insurance premiums	162	162	-	0.0%	489	479	10	2.1%
Other	480	731	(251)	-34.3%	1,543	1,802	(259)	-14.4%
Total	$5,616	$5,573	$43	0.8%	$16,728	$16,764	$(36)	-0.2%

Quarter to Quarter Comparison

Total non-interest expense was $5,616,000 for the third quarter of 2016, an increase of $43,000, or 0.8%, compared to the third quarter of 2015.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the third quarter of 2016 increased $161,000, or 5.5%, to $3,072,000, compared to the same period in 2015.  Salaries increased $60,000, or 2.5%, due to new hires and ordinary merit increases.  Benefits costs rose $101,000, or 19.1%, due primarily to increased health insurance cost resulting from additional claims in the third quarter 2016, compared to the same period in 2015.

Net occupancy costs increased $11,000, or 2.6%, reflecting increased building maintenance expense of $16,000, offset in part by decreased building utility expense of $5,000, when comparing the two periods.  Furniture and equipment expense increased by $13,000, or 3.1%, with declines in depreciation expense being offset by increases in software and equipment maintenance. Marketing expense increased $46,000, or 26.4%, to $220,000 for the three month period ended September 30, 2016. The increase is due to increased billboard and television advertising in the third quarter 2016, compared to the same period in 2015.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $51,000, or 13.1%, to $440,000 for the three months ended September 30, 2016 when compared to the same period in 2015, attributable primarily to increased consulting cost of $28,000 for www.qnbbank.com website redesign, increased legal fees of $19,000 related to loan origination and collection activity, and increased audit and accounting fees of $6,000.

Other non-interest expense decreased $251,000, or 34.3%, to $480,000 for the third quarter of 2016. In the third quarter 2015, other non-interest expense was $731,000 which included a $208,000 third party contract termination fee related to debit card platform upgrades, which occurred in 2016.

Nine-Month Comparison

Total non-interest expense was $16,728,000 for the nine-month period ended September 30, 2016, a decrease of $36,000, or 0.2%, compared to the same period in 2015.

Salaries and benefits expense increased $154,000, or 1.7%, to $9,114,000 for the nine months ended September 30, 2016 compared to the same period in 2015, due primarily to increased health insurance cost resulting from additional claims.

Net occupancy costs decreased $31,000, or 2.3%, primarily due to reduced utilities expense and branch rent.  Furniture and equipment expense increased $17,000, or 1.3%, when comparing the two periods, with increased software and computer backup expense offset in part by a decrease in depreciation expense.   Marketing expense increased $85,000, or 14.3%, to $681,000 for the nine months ended September 30, 2016 for the same reason noted for the quarter in addition to a $50,000 charitable donation, which resulted in QNB receiving a shares tax credit.

Third party services expense increased $11,000, or 0.9%, to $1,246,000 for the nine months ended September 30, 2016 when compared to the same period in 2015. This included an increase in legal, consulting and audit and accounting expenses, offset by decreased third party services expense.

State tax expense was $499,000 for the nine months ended September 30, 2016, a decrease of $21,000 compared to the same period in 2015.  Year-to-date accrued shares tax was adjusted during the second quarter 2016 for a $37,500 shares tax credit related to a charitable donation.

Other non-interest expense decreased $259,000, or 14.4%, to $1,543,000 for the nine months ended September 30, 2016. Contributing to the higher expenses in 2015 is a $208,000 third party contract termination fee noted previously for the quarter, as well as reduced net collection and foreclosed property expenses, reduced courier costs and a decrease in check card charge-offs, when comparing the two periods.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2016, QNB’s net deferred tax asset was $2,334,000. The primary components of deferred taxes are deferred tax assets of $2,582,000 relating to the allowance for loan losses, $539,000 related to non-accrual interest income, $179,000 related to deferred fees and rent, $80,000 generated by OTTI charges on equity securities and $392,000 related to OTTI charges on trust preferred securities. These amounts are partially offset by $1,179,000 in deferred tax liabilities related to unrealized gains on available for sale securities. As of December 31, 2015, QNB’s net deferred tax asset was $3,673,000. The primary difference in the balance of net deferred tax assets when comparing September 30, 2016 to December 31, 2015 is the increase in deferred tax liability due to increased unrealized gains on available for sale securities.

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

Applicable income tax expense was $821,000 for the three-month period ended September 30, 2016 compared to $715,000 for the three-month period ended September 30, 2015. The effective tax rate for third quarter of 2016 was 26.4% compared with 24.4% for

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

the third quarter of 2015. For the nine-month periods ended September 30, 2016 and 2015 applicable income taxes and the effective tax rates were $2,311,000, or 25.8%, and $1,999,000, or 24.1%, respectively. This increase in effective tax rate in 2016 is due to the decreased proportion of tax-free income to total income, primarily municipal securities interest income, and increased state income taxes due to the depletion of a net loss carryforward at QNB Corp. in 2015.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. While the economy continues to improve, loan fundings remained lower than expected in the first nine months of 2016.  The low level of interest rates and the extreme rate competition for quality loans is anticipated to continue through 2016. It is also anticipated that the rate competition for attracting and retaining deposits may increase in 2016 and into 2017 as short-term interest rates increase, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at September 30, 2016 were $1,071,931,000 compared with $1,020,936,000 at December 31, 2015.  Cash and cash equivalents increased $52,437,000 from $16,991,000 at December 31, 2015 to $69,428,000 at September 30, 2016, due in part to growth in deposit balances and delayed fundings for loan commitments, primarily commercial real estate projects granted in 2015 and 2016.

In addition to delayed loan fundings, QNB experienced large balance paydowns due to increased rate competition and sale of a commercial customer’s business and reduction of commercial credit lines.  Retail loan balances grew $7,755,000 to $122,258,000, when comparing September 30, 2016 to December 31, 2015.  The Bank had several successful home equity loan promotions over the past year and has received a strong response to the product offering. Student loans also contributed to the increase, with the portfolio doubling to $2,435,000 at September 30, 2016.

The composition of the investment portfolio is essentially unchanged since December 31, 2015.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

QNB owns CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of one that now represents the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.   The company received principal and interest payments totaling $115,000 for the quarter and $312,000 year-to-date on four of these securities during 2016, which was recorded as a reduction to the amortized cost.  There was no credit-related other-than-temporary impairment charge during the quarter or nine months ended September 30, 2016 or 2015. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

Total deposits increased $36,926,000, or 4.1% to $926,712,000 at September 30, 2016 compared to the December 31, 2015 balances. Non-interest bearing demand balances increased $6,486,000 to $105,029,000 at September 30, 2016, due primarily to business deposits. Interest-bearing demand balances increased $16,303,000 to $291,228,000 from December 31, 2015 to September 30, 2016.  This increase is due in part to municipal deposit balance growth, which increased $7,286,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  Money market and savings balances increased $5,584,000 and $7,553,000, respectively, to $72,756,000 and $229,323,000, respectively.  Time deposits increased $1,000,000 from December 31, 2015 to September 30, 2016. During the first half of 2016, QNB offered an attractive five-year rate to lock in low-cost funding and retain maturing deposits, in anticipation of an eventual increase in interest

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

rates. It is anticipated that total deposits will decrease during the fourth quarter as tax money received from the local school districts during September will then flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 10.8%, from $37,163,000 at December 31, 2015 to $41,179,000 at September 30, 2016. These balances are commercial sweep accounts which are also volatile based on businesses’ receipt and disbursement of funds.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2016, the Bank had a maximum borrowing capacity with the FHLB of approximately $242,784,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at September 30, 2016.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $46,000,000. At September 30, 2016, there were no outstanding borrowings under these lines.  During the first quarter of 2016, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, trading and available-for-sale investment securities and loans held-for-sale have increased $58,948,000, or 15.3%, since December 31, 2015, totaling $443,030,000 at September 30, 2016. This is due primarily due to increased cash provided by growth in deposits, especially seasonal municipal deposits in the third quarter 2016, coupled with declining loan balances since year-end 2015. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds and agency securities are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event interest rates rise, the cash flow available from the investment portfolio may decrease.

Approximately $215,013,000 and $197,149,000 of available-for-sale securities at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the amount of pledged securities corresponds with the increase in municipal deposits from December 31, 2015 to September 30, 2016.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2016 was $97,996,000, or 9.14% of total assets, compared to shareholders' equity of $90,443,000, or 8.86% of total assets, at December 31, 2015. Shareholders’ equity at September 30, 2016 and December 31, 2015 included a positive adjustment of $2,288,000 and a negative adjustment $546,000, respectively, related to unrealized holding gains and losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.95% and 8.91% at September 30, 2016 and December 31, 2015, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average shareholders' equity and average total assets were $93,737,000 and $1,020,863,000 for the nine months ended September 30, 2016, an increase of 5.8% and 3.3%, respectively, from the averages for the year ended December 31, 2015. The ratio of average total equity to average total assets was 9.18% for the nine months ended September 30, 2016 compared to 8.97% for all of 2015.

Retained earnings at September 30, 2016 were impacted by nine months of net income of $6,655,000 partially offset by cash dividends declared and paid of $3,045,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $753,000 and $667,000 to capital during the nine months ended September 30, 2016 and 2015, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2016, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

As of September 30, 2016, the capital levels for QNB and the Bank remained characterized as “well-capitalized” under the new rules.

The following table sets forth consolidated information for QNB Corp.

	September 30,	December 31,
Capital Analysis	2016	2015
Regulatory Capital
Shareholders' equity	$97,996	$90,443
Net unrealized securities gains, net of tax	(2,288)	546
Net unrealized losses on available-for-sale equity securities, net of tax	—	(167)
Disallowed intangible assets	(4)	(3)
Common equity tier I capital	95,704	90,819

Tier I capital	95,704	90,819
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,652	7,613
Unrealized gains on equity securities, net of tax	1	—
Total regulatory capital	$103,357	$98,432
Risk-weighted assets	$790,088	$782,667
Quarterly average assets for leverage capital purposes	$1,053,997	$1,023,362

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	September 30,	December 31,
Capital Ratios	2016	2015
Common equity tier I capital / risk-weighted assets	12.11%	11.60%
Tier I capital / risk-weighted assets	12.11%	11.60%
Total regulatory capital / risk-weighted assets	13.08%	12.58%
Tier I capital / average assets (leverage ratio)	9.08%	8.87%

All regulatory capital ratios improved from December 31, 2015 as tier I capital and total regulatory capital increased for the third quarter 2016 when compared to the fourth quarter of 2015. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2016.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2016 is liability sensitive. Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2016 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2016	2015
+300	-6.73%	-10.71%
+200	-4.09%	-7.14%
+100	-1.78%	-3.68%
-100	*N/A	*N/A

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

QNB is not subject to foreign currency exchange or commodity price risk. At September 30, 2016 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

SEPTEMBER 30, 2016

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended September 30, 2016. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2016 through July 31, 2016	—	—	—	42,117
August 1, 2016 through August 31, 2016	—	—	—	42,117
September 1, 2016 through September 30, 2016	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: November 8, 2016	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 8, 2016	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: November 8, 2016	By:	/s/ Phillip N. Geiger
Phillip N. Geiger
Chief Accounting Officer, QNB Bank