Form 10-K
period 2016-12-31
QNB CORP
filed 2017-03-15
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.625 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [☒]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 2, 2017, 3,415,350 shares of common stock of the registrant were outstanding. As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $101,874,803 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 23, 2017 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania operated eleven full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2016.

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

At December 31, 2016, QNB had total assets of $1,063,141,000, total loans of $633,079,000, total deposits of $913,355,000 and total shareholders’ equity of $93,567,000. For the year ended December 31, 2016, QNB reported net income of $8,924,000 compared to net income for the year ended December 31, 2015 of $8,233,000 and December 31, 2014 of $8,998,000.

At February 23, 2017, the Bank had 169 full-time employees and 17 part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

Supervision and Regulation

Banks and bank holding companies operate in a highly-regulated environment and are regularly examined by Federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiary include the Bank Holding Company Act of 1956 (“BHCA”), the Federal Reserve Act and the Federal Deposit Insurance Act (“FDIA”), as those statutes have been significantly amended by recent laws such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Gramm-Leach-Bliley Act (“GLBA”), and others. In general, these statutes regulate the corporate governance of the Bank and eligible business activities of QNB, and impose certain restrictions and limitations on such important matters as mergers and acquisitions, intercompany transactions, loans and dividends, and capital adequacy, among others. Other corporate governance requirements are imposed on QNB by Federal securities and other laws, including the Sarbanes-Oxley Act, described later.

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

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at

8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements were effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $16,738,000 available for payment of dividends to the Company at December 31, 2016.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2016, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 11.84% and 12.75%, and 11.84%, respectively.

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

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2016, QNB’s leverage ratio was 9.16%.

Pursuant to the prompt corrective action provisions of the FDIA, the Federal banking agencies have specified, by regulation, the levels at which an insured institution is considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized. Under these regulations, an institution is considered well capitalized if it satisfies each of the following requirements:

•	Total risk-based capital ratio of 10% or more.
•	Tier 1 risk-based capital ratio of 8% or more.
•	Common equity tier 1 risk-based capital ratio of 6.5% or more.
•	Leverage ratio of 5% or more, and
•	Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2016, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

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

The FDIC utilizes a risk-based premium system that provides for quarterly assessments (billed in arrears) based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity. The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in consolidated assets (“large institutions”) more than banks below $10 billion (“small institutions”).

The FDIC Reserve Ratio is the total of the Deposit Insurance Fund (“DIF”) divided by the total estimated insured deposits of the industry. The reserve ratio reached 1.15% effective June 30, 2016, which prompted assessment changes.  The assessment changes and corresponding legislative rulings are:

•	February 7, 2011, the FDIC adopted a rule that included the provision that effective the quarter after the Reserve Ratio reaches 1.15%, the assessment rate schedule for the industry is reduced.

•

March 15, 2016, the FDIC adopted a rule in accordance with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires large institutions to bear the burden of raising the Reserve Ratio from 1.15% to 1.35%. Since the Reserve Ratio has reached 1.15%, the FDIC will collect assessment surcharges from large institutions.  Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the Reserve Ratio to 1.35% (see below).

•	April 26, 2016, the FDIC adopted a rule amending small institution pricing for deposit insurance which is also effective the quarter after the Reserve Ratio reaches 1.15%.

Effective July 1, 2016, changes took place to the pricing system for established (insured 5 or more years) small institutions, that appeared starting with the December 30, 2016 invoice.  The new pricing system results in:

•

New Assessment Rate Schedule - Effective July 1, 2016, the initial base assessment rates for all insured institutions were reduced from 5 to 35 basis points to 3 to 30 basis points.  Total base assessment rates after possible adjustments were reduced from 2.5 to 45 basis points to 1.5 to 40 basis points.

•

Large Institution Surcharges & future Small Institution Credits - Large institution surcharges will be collected for up to eight quarters, therefore, the regular quarterly assessments paid by small banks during that period will also contribute to raising the Reserve Ratio from 1.15% to 1.35%.  The FDIC will provide future credit offsets to assessments of small institutions for the portion of their assessments that contributed to the Reserve Ratio growth.  Eligible institutions will receive a portion of the aggregate credit amount as determined by the FDIC. The credits will be applied for each quarter the Reserve Ratio is above 1.38% and will not exceed the institution’s quarterly assessment due amount.  Institutions will not be allowed to buy or sell credits.  Credits will transfer only in a legal merger or consolidation of two insured institutions.

•

Small Institution Pricing Changes - The new pricing system uses the Financial Ratios Method to determine assessment rates for all small established institutions.  CAMELS composite ratings are used to set minimum and maximum assessment rates for an institution.  The new pricing system also revises the Financial Ratios Method so that is it based on a statistical model estimating the probability of failure over three years and updates the financial measures used in the Financial Ratios Method so the measures are consistent with the statistical model.

For the years ended December 31, 2016, 2015 and 2014, the Bank recorded $520,000, $579,000 and $620,000, respectively, in FDIC deposit insurance premium expense.

All insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2016, 2015 and 2014 recorded by QNB was $48,000 $52,000 and $66,000, respectively. These assessments will continue until the Financing Corporation bonds mature from 2017 through 2019.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2016, the Bank had $7,321,000 of overnight FHLB advances outstanding.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2016, the Bank had $1,005,000 in stock of the FHLB.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as amended, the FDIC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities that they serve. The act focuses specifically on low and moderate income neighborhoods.

An institution’s record is considered during the evaluation of any application made by such institutions for, among other things:

•	Approval of a branch or other deposit facility:
•	An office relocation or a merger; and
•	Any acquisition of bank shares.

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
•

We also may be required to pay higher FDIC premiums if further financial institution failures reduce the deposit insurance fund and its ratio of reserves to insured deposits to a level where higher premiums would be necessary.

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

At December 31, 2016, our lending limit per borrower was approximately $14,472,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

The Bank holds six pooled trust preferred securities with an amortized cost of $2,909,000 and a fair value as of December 31, 2016 of $2,281,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (“OTTI”), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments, a credit related portion and a non-credit related portion of OTTI are determined. All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. During 2016, 2015, and 2014, there were no charges representing the recognition of credit impairments on our investment in pooled trust preferred collateralized debt obligations.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of prolonged declines in some equity securities’ fair values, $192,000 of other-than-temporary impairment charges were taken in 2016, and $55,000 in charges were taken in 2015. There was no OTTI in the equity securities portfolio in 2014. QNB had 16 equity securities with unrealized losses of approximately $328,000 at December 31, 2016. The severity and duration of the impairment is consistent with current stock market developments. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At December 31, 2016, the Bank had $1,005,000 in capital stock of the FHLB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

6) Our assets at December 31, 2016 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2016, QNB had a net deferred tax asset of $5,473,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings resulting and a reduction to regulatory capital for the amount included in any such allowance.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 668 shareholders of record as of March 2, 2017.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2016 and 2015. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2016
First Quarter	$31.25	$32.24	$29.25	$29.50	$0.30
Second Quarter	32.00	33.50	29.90	30.40	0.30
Third Quarter	35.00	39.00	32.15	33.25	0.30
Fourth Quarter	36.60	37.00	29.27	33.95	0.30

2015
First Quarter	$29.25	$30.13	$28.05	$28.35	$0.29
Second Quarter	30.05	40.00	28.80	28.90	0.29
Third Quarter	30.11	34.00	29.12	29.25	0.29
Fourth Quarter	30.60	33.00	29.27	29.35	0.29

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

October 1, 2016 through October 31, 2016	—	—	—	42,117
November 1, 2016 through November 30, 2016	—	—	—	42,117
December 1, 2016 through December 31, 2016	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
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

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
QNB Corp.	100.00	109.80	123.79	145.38	166.99	196.79
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $500M-$1B	100.00	128.21	166.25	182.39	205.86	277.96
SNL Mid-Atlantic Bank	100.00	133.96	180.57	196.72	204.10	259.43
SNL Bank Pink > $500M	100.00	110.28	134.03	157.12	174.30	203.22

Source : SNL Financial LC, Charlottesville, VA

© 2017

www.snl.com

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2016	2015	2014	2013	2012
Income and expense
Interest income	$33,237	$31,875	$30,670	$30,584	$33,348
Interest expense	4,733	4,506	4,544	5,033	6,448
Net interest income	28,504	27,369	26,126	25,551	26,900
Provision for loan losses	30	200	400	400	900
Non-interest income	5,667	6,032	7,542	5,813	5,409
Non-interest expense	22,163	22,398	21,626	20,226	19,625
Income before income taxes	11,978	10,803	11,642	10,738	11,784
Provision for income taxes	3,054	2,570	2,644	2,346	2,609
Net income	$8,924	$8,233	$8,998	$8,392	$9,175

Share and Per Share Data
Net income - basic	$2.64	$2.47	$2.73	$2.58	$2.87
Net income - diluted	2.63	2.46	2.72	2.57	2.86
Book value	27.43	26.92	26.04	23.12	24.05
Cash dividends	1.20	1.16	1.12	1.08	1.04
Average common shares outstanding - basic	3,386,766	3,337,505	3,291,939	3,248,397	3,197,204
Average common shares outstanding - diluted	3,395,839	3,350,539	3,302,574	3,260,075	3,209,857

Balance Sheet at Year-end
Investment securities
Trading	$3,596	$4,189	$4,207	—	—
Available-for-sale	390,475	361,915	375,219	$388,670	$401,502
Held-to-maturity	—	147	146	146	146
Restricted investment in bank stocks	1,017	508	647	1,764	2,244
Loans held-for-sale	789	987	380	—	1,616
Loans receivable	633,079	615,270	555,282	501,716	477,733
Allowance for loan losses	(7,394)	(7,554)	(8,001)	(8,925)	(9,772)
Other earning assets	1,824	7,832	7,143	3,569	594
Total assets	1,063,141	1,020,936	977,135	932,883	919,874
Deposits	913,355	889,786	851,592	814,532	801,638
Borrowed funds	52,660	37,163	35,189	40,156	37,775
Shareholders' equity	93,567	90,443	86,354	75,625	77,623

Selected Financial Ratios
Net interest margin	3.03%	3.05%	3.07%	3.09%	3.36%
Net income as a percentage of:
Average total assets	0.87	0.83	0.95	0.91	1.03
Average shareholders' equity	9.45	9.29	10.89	10.95	13.07
Average shareholders' equity to average total assets	9.16	8.97	8.72	8.30	7.86
Dividend payout ratio	45.56	47.03	40.99	41.81	36.25

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

Net income for the year ended December 31, 2016 was $8,924,000, or $2.63 per share on a diluted basis. This compares to 2015 net income of $8,233,000, or $2.46 per share on a diluted basis and 2014 net income of $8,998,000, or $2.72 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.87%, 0.83% and 0.95% in 2016, 2015, and 2014, respectively, and return on average shareholders’ equity was 9.45%, 9.29% and 10.89%, respectively, during those same periods.

2016 versus 2015

The results for 2016 include the following significant components:

•	Net interest income increased $1,135,000, or 4.1%, to $28,504,000 for 2016.
•	The net interest margin on a tax-equivalent basis decreased two basis points to 3.03% for 2016 from 3.05% for 2015.
•	Provision for loan losses totaled $30,000 for 2016, compared with $200,000 for 2015.
•	Non-interest income for 2016 was $5,667,000, a decrease of $365,000, or 6.1%, compared with 2015. Non-interest expense for 2016 was $22,163,000, a decrease of $235,000, or 1.0%, compared with 2015.
•	Loans receivable grew $17,809,000, or 2.9%, from December 31, 2015. Deposits increased $23,569,000, or 2.6%, from December 31, 2015.
•

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $11,938,000, or 1.89% of total loans at December 31, 2016, compared with $10,719,000, or 1.74% of total loans at December 31, 2015. Loans on non-accrual status were $10,119,000 at December 31, 2016 compared with $9,420,000 at December 31, 2015. Net charge-offs for 2016 were $190,000, or 0.03% of average total loans, as compared with $647,000, or 0.11% of average total loans for 2015.

2015 versus 2014

•	Net interest income increased $1,243,000, or 4.8%, to $27,369,000 for 2015.
•	The net interest margin on a tax-equivalent basis decreased two basis points to 3.05% for 2015 from 3.07% for 2014.
•	QNB recorded a provision for loan losses of $200,000 for 2015, compared with $400,000 for 2014.
•

Non-interest income for 2015 was $6,032,000, a decrease of $1,510,000, or 20.0%, compared with 2014. Non-interest expense for 2015 was $22,398,000, an increase of $772,000, or 3.6%, compared with 2014.

•	Loans receivable grew $59,998,000, or 10.8%, from December 31, 2014. Deposits increased $38,194,000, or 4.5%, from December 31, 2014.
•

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $10,719,000, or 1.74% of total loans at December 31, 2015, compared with $12,667,000, or 2.28% of total loans at December 31, 2014. Loans on non-accrual status were $9,420,000 at December 31, 2015 compared with $10,770,000 at December 31, 2014. Net charge-offs for 2015 were $647,000, or 0.11% of average total loans, as compared with $1,324,000, or 0.25% of average total loans for 2014.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2016, 2015, and 2014.

Year ended December 31,	2016	2015	2014
Total interest income	$33,237	$31,875	$30,670
Total interest expense	4,733	4,506	4,544
Net interest income	28,504	27,369	26,126
Tax-equivalent adjustment	1,641	1,785	1,903
Net interest income (tax-equivalent basis)	$30,145	$29,154	$28,029

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

2016 versus 2015

On a tax-equivalent basis, net interest income for 2016 increased $991,000, or 3.4%, to $30,145,000. The net interest margin, which declined to 3.03% was negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment. The average rate earned on earning assets declined three basis points from 3.53% for 2015 to 3.50% for 2016 with the yield on loans declining by five basis points while the yield on investment securities remained steady at 2.42%. In comparison, the interest rate paid on total average interest-bearing liabilities increased by one basis point from 0.56% for 2015 to 0.57% for 2016 with the average rate paid on interest-bearing deposits increasing from 0.57% to 0.58% for the same time period, respectively.

Net interest income and net interest margin continue to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment that banks have been operating in since 2008.  At the beginning of this low interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets, resulting in an increasing net interest margin. However, this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower, resulting in a decline in the net interest margin, despite two Federal Funds rate increases of 25 basis points each in December 2015 and 2016.  The competitive local interest rate market for quality loans has also negatively impacted net interest income and net interest margin. Partially offsetting the impact of declining yields on earning assets was growth in earning assets, primarily loans. Average earning assets increased by $41,265,000, or 4.3%, to $995,846,000 for 2016, with average loans increasing $30,701,000, or 5.3%, to $605,040,000, while average investment securities increased $4,337,000, or 1.2%, to $359,310,000. However, with the growth in earning assets occurring primarily in the loan portfolio, the mix of earning assets changed, which also contributed to relative stability of the net interest margin, as investment securities generally earn a lower yield than loans. The growth in earning assets was also funded by a $28,740,000, or 3.3%, increase in average total deposits to $892,541,000, and the increase in short-term borrowing, primarily sweep accounts structured as repurchase agreements with our commercial customers, of $8,289,000, or 26.0%.

2015 versus 2014

On a tax-equivalent basis, net interest income for 2015 increased $1,125,000, or 4.0%, to $29,154,000, with net interest margin declining two basis points, for the reasons detailed in the discussion above. The average rate earned on earning assets declined four basis points from 3.57% for 2014 to 3.53% for 2015, with the yield on loans declining by eleven basis points while the yield on investment securities decreased five basis points. In comparison, the interest rate paid on total average interest-bearing liabilities declined two basis points from 0.58% for 2014 to 0.56% for 2015, with the average rate paid on interest-bearing deposits declining from 0.58% to 0.57% over the same time period.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2016			2015			2014
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Trading securities	$3,896	5.37%	$209	$4,054	6.09%	$247	$4,064	5.87%	$239
Investment securities (AFS & HTM):
U.S. Government agencies	61,376	1.83	1,126	52,572	1.62	850	60,080	1.52	915
State and municipal	73,121	4.04	2,954	73,482	4.14	3,043	77,153	4.36	3,367
Mortgage-backed and CMOs	202,279	1.98	4,005	207,549	1.97	4,098	210,336	2.03	4,276
Pooled trust preferred	3,141	0.23	7	3,484	0.33	11	3,519	0.17	6
Corporate debt	8,051	1.79	144	6,542	1.24	81	6,008	1.12	67
Equities	7,446	3.13	233	7,290	3.35	244	6,108	3.17	193
Total investment securities	355,414	2.38	8,469	350,919	2.37	8,327	363,204	2.43	8,824
Loans:
Commercial real estate	333,658	4.43	14,767	296,272	4.51	13,364	265,512	4.55	12,084
Residential real estate	45,233	3.89	1,759	39,575	4.09	1,618	34,123	4.21	1,436
Home equity loans	63,439	3.68	2,337	59,079	3.59	2,120	56,249	3.78	2,125
Commercial and industrial	111,390	4.26	4,749	122,294	4.14	5,061	113,155	4.35	4,921
Indirect lease financing	7,969	8.80	702	9,136	8.95	818	7,779	9.95	774
Consumer loans	4,713	5.20	245	4,034	5.37	216	3,749	5.60	210
Tax-exempt loans	38,638	3.80	1,468	43,949	4.00	1,758	43,560	4.21	1,834
Total loans, net of unearned income*	605,040	4.30	26,027	574,339	4.35	24,955	524,127	4.46	23,384
Other earning assets	31,496	0.55	173	25,269	0.52	131	21,431	0.59	126
Total earning assets	995,846	3.50	34,878	954,581	3.53	33,660	912,826	3.57	32,573
Cash and due from banks	14,243			12,063			11,621
Allowance for loan losses	(7,583)			(7,860)			(8,672)
Other assets	28,692			29,110			32,089
Total assets	$1,031,198			$987,894			$947,864

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$153,598	0.21%	$315	$134,342	0.21%	$289	$118,631	0.23%	$274
Municipals	102,060	0.34	351	115,975	0.34	389	120,540	0.33	399
Money market	71,256	0.27	192	65,413	0.24	158	58,333	0.22	126
Savings	229,779	0.40	923	217,561	0.37	806	208,629	0.37	770
Time	133,407	1.12	1,497	141,869	1.09	1,548	151,002	1.08	1,636
Time of $100,000 or more	94,862	1.37	1,301	92,495	1.30	1,199	91,522	1.26	1,155
Total interest-bearing deposits	784,962	0.58	4,579	767,655	0.57	4,389	748,657	0.58	4,360
Short-term borrowings	40,200	0.38	154	31,911	0.37	117	31,616	0.36	114
Long-term debt	—	—	—	—	—	—	1,452	4.76	70
Total interest-bearing liabilities	825,162	0.57	4,733	799,566	0.56	4,506	781,725	0.58	4,544
Non-interest-bearing deposits	107,579			96,146			80,427
Other liabilities	3,985			3,540			3,089
Shareholders' equity	94,472			88,642			82,623
Total liabilities and shareholders' equity	$1,031,198			$987,894			$947,864
Net interest rate spread		2.93%			2.97%			2.99%
Margin/net interest income		3.03%	$30,145		3.05%	$29,154		3.07%	$28,029

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2016 vs. 2015			2015 vs. 2014
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Trading securities	$(10)	$(28)	$(38)	$(1)	$9	$8
Investment securities (AFS & HTM):
U.S. Government agencies	142	134	276	(115)	50	(65)
State and municipal	(15)	(74)	(89)	(160)	(164)	(324)
Mortgage-backed and CMOs	(105)	12	(93)	(56)	(122)	(178)
Pooled trust preferred	(1)	(3)	(4)	—	5	5
Corporate debt	19	44	63	6	8	14
Equities	5	(16)	(11)	38	13	51
Total investment securities (AFS & HTM)	45	97	142	(287)	(210)	(497)
Loans:
Commercial real estate	1,686	(283)	1,403	1,400	(120)	1,280
Residential real estate	232	(91)	141	230	(48)	182
Home equity loans	157	60	217	107	(112)	(5)
Commercial and industrial	(451)	139	(312)	398	(258)	140
Indirect lease financing	(104)	(12)	(116)	135	(91)	44
Consumer loans	37	(8)	29	15	(9)	6
Tax-exempt loans	(212)	(78)	(290)	17	(93)	(76)
Total loans	1,345	(273)	1,072	2,302	(731)	1,571
Other earning assets	31	11	42	22	(17)	5
Total interest income	1,411	(193)	1,218	2,036	(949)	1,087
Interest expense:
Interest-bearing demand	41	(15)	26	37	(22)	15
Municipals	(47)	9	(38)	(15)	5	(10)
Money market	15	19	34	15	17	32
Savings	45	72	117	33	3	36
Time	(93)	42	(51)	(99)	11	(88)
Time of $100,000 or more	31	71	102	12	32	44
Total interest-bearing deposits	(8)	198	190	(17)	46	29
Short-term borrowings	31	6	37	1	2	3
Long-term debt	—	—	—	(70)	—	(70)
Total interest expense	23	204	227	(86)	48	(38)
Net interest income	$1,388	$(397)	$991	$2,122	$(997)	$1,125

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,218,000 to $34,878,000 for 2016, while total interest expense increased $227,000 to $4,733,000. Volume growth in earning assets contributed an additional $1,411,000 of interest income which was offset in part by a decline in interest income of $193,000 resulting from lower interest rates. With regard to interest expense, rate-related interest expense increased $204,000, while volume-related interest expense increased $23,000.

Investments

2016 versus 2015

Interest income on trading, available-for-sale, and held-to-maturity investment securities increased $104,000 when comparing the two years. The increase in average balances contributed to $35,000 of the increase, while better rates contributed the remaining $69,000 increase. The average yield on the investment portfolio was 2.42% for both 2015 and 2016. The increase in the investment portfolio is due to investment opportunities at a yield comparable to the overall portfolio yield in late 2016 compared with previous periods, as well as continuing increase in deposits.

Income on U.S. Government agency securities increased $276,000, due to an increase in average balances totaling $8,804,000. The yield on the portfolio increased by 21 basis points from 1.62% for 2015 to 1.83% for 2016, as investments in this sector had better yields than previously available. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment.

Interest income on tax-exempt municipal securities decreased $89,000. Average balances, which declined $361,000, contributed $15,000 to the decrease in interest income and the ten basis point decline in yield from 4.14% in 2015 to 4.04% in 2016 contributed the remaining $74,000 reduction in interest income. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically, QNB purchased municipal bonds with 10-15 year maturities The yield on this portfolio is expected to continue to decline as there are $24,572,000 in municipal bonds with a tax-equivalent yield of 6.08% that are expected to be called or mature in 2017. The current yield on replacement bonds is well below this threshold.

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (GSEs) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs decreased $93,000 primarily due to a decrease of $5,270,000, or 2.5% in average balances The yield on the mortgage-backed and CMO portfolio improved by one basis point from 1.97% for 2015 to 1.98% for 2016. The historically low interest rate environment resulted in significant mortgage refinancing activity over the past several years, resulting in an increase in prepayments on these securities. Since many of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

2015 versus 2014

Interest income on trading, available-for-sale, and held-to-maturity investment securities decreased $489,000 when comparing the two years. The $12,295,000 decrease in average balances contributed to $288,000 of the decrease, while falling rates contributed the remaining $201,000 decline. The average yield on the investment portfolio decreased five basis points from 2.47% for 2014 to 2.42% for 2015. The decrease in the investment portfolio is due to lower yielding investment opportunities in 2015 compared with previous periods, as well as higher demand for loans.

Income on U.S. Government agency securities decreased $65,000, due to a decline in average balances, even as the yield on the portfolio increased by ten basis points to 1.62% in 2015.

Interest income on tax-exempt municipal securities decreased $324,000. Average balances, which declined $3,671,000, or 4.8%, contributed $160,000 to the decrease in interest income and the 22 basis point decline in yield from 4.36% in 2014 to 4.14% in 2015 contributed the remaining $164,000 reduction in interest income.

Interest income on mortgage-backed securities and CMOs decreased $178,000 with a small decrease in average balances as well as lower rates contributing to the decline. Average balances decreased $2,787,000, or 1.3%, to $207,549,000 when comparing the two years, resulting in a $56,000 decline in interest income. The yield on the mortgage-backed and CMO portfolio decreased six basis points from 2.03% for 2014 to 1.97% for 2015, resulting in a $122,000 reduction in interest income.

Loans

2016 versus 2015

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,403,000. The increase in average balances of $37,386,000, or 12.6%, contributed an increase in interest income of $1,686,000. This was offset in part by an eight basis point decline in yield, from 4.51% in 2015 to 4.43% in 2016, which resulted in a decrease of interest income of $283,000.

Income on commercial and industrial loans, the second largest category, decreased $312,000 with the positive impact from an increase in yield offset by a decrease in average balances. Average commercial and industrial loans decreased $10,904,000, or 8.9%, to $111,390,000 for 2016, resulting in a $451,000 decrease in interest income.  Average yield on these loans increased 12 basis points to 4.26% providing an additional $139,000 in interest income.

Tax-exempt loan income decreased $290,000 from 2015. When comparing the same periods, average balances decreased $5,311,000 to $38,638,000, which contributed a $212,000 decrease in interest income. With the decline in market interest rates QNB has renegotiated and rebid on many loans to municipalities over the past several years. As a result, the average yield on the tax-exempt loan portfolio has declined from 4.00% for 2015 to 3.80% for 2016, resulting in decreased interest income of $78,000.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics, but generally provide higher rates of return.  In October 2016, the Company sold its interest in these third-party originated finance contracts, recording a loss on sale of $223,000, which was essentially offset by a $220,000 reversal of the allowance for loan losses associated with this portfolio.  The third party who had originated the leases and acted as primary servicer of the portfolio had recently sold his company and QNB did not have staff with the expertise needed to continue to service this portfolio, nor the ability to effectively repossess and resell equipment in case of borrower default. Therefore, based on management’s recommendation, QNB’s Board of Directors approved the sale of this portfolio in its entirety.

QNB strives to become the “local consumer lender of choice”, and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Overall, interest income for retail lending increased $387,000 in 2016 compared with 2015, driven by the increase in average balances.

Income on home equity loans increased by $217,000 when comparing 2016 and 2015. During 2016 QNB offered attractive rates on both variable rate and fixed rate home equity loans, which contributed to an increase in average balances totaling $4,360,000, or 7.4%, to $63,439,000 when comparing 2016 and 2015. The yield on the home equity portfolio increased nine basis points to 3.68% when comparing the two years. The demand for home equity loans has improved along with the recovery in home values. We expect that the demand for home equity loans will continue.

Given the low yields on alternative investment securities, QNB retained certain hybrid adjustable rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,658,000, or 14.3%, to $45,233,000 for 2016. The average yield on the residential real estate portfolio decreased by 20 basis points to 3.89% for 2016. Overall, interest income for this segment grew $141,000 in 2016.

Interest income on consumer loans increased $29,000. As with all other categories of retail loans, consumer loans at QNB experienced growth in average balances in 2016, with balances in this segment increasing $679,000. This growth in volume contributed $37,000 to the increase in income, while decline in yield from 5.37% in 2015 to 5.20% offset the volume increase by $8,000.

2015 versus 2014

Income on commercial real estate loans increased $1,280,000. The increase in average balances of $30,760,000, or 11.6%, contributed an increase in interest income of $1,400,000. This was offset in part by a 4 basis point decline in yield, from 4.55% in 2014 to 4.51% in 2015, which resulted in a decrease of interest income of $120,000.

Income on commercial and industrial loans increased $140,000 with the positive impact from growth in balances offsetting the decline in yield. Average commercial and industrial loans increased $9,139,000, or 8.1%, to $122,294,000 for 2015, providing an additional $398,000 in interest income. Average yield on these loans decreased 21 basis points to 4.14%, resulting in a decrease in interest income of $258,000.

Tax-exempt loan income decreased $76,000 from 2014. When comparing the same periods, average balances increased $389,000 to $43,949,000, which contributed a $17,000 increase in interest income. The average yield on the tax-exempt loan portfolio declined from 4.21% for 2014 to 4.00% for 2015, resulting in decreased interest income of $93,000.

Indirect lease financing income was $818,000 for 2015, an increase of $44,000 when compared with the $774,000 reported for 2014. Average balances increased by $1,357,000, or 17.4%, resulting in $135,000 increase in income when comparing the two years. The yield on the portfolio decreased 100 basis points to 8.95% in 2015, offsetting the volume-related increase in income by $91,000.

Interest income for retail lending increased $183,000 in 2015 compared with 2014, driven by the increase in average balances. Income on home equity loans declined by $5,000 when comparing 2015 and 2014. Home equity loan average balances increased $2,830,000, or 5.0%, to $59,079,000 when comparing 2015 and 2014. The yield on the home equity portfolio, however, decreased 19 basis points to 3.59% when comparing the two years.

Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,452,000, or 16.0%, to $39,575,000 for 2015. The average yield on the residential real estate portfolio decreased by twelve basis points to 4.09% for 2015. Overall, interest income for this segment grew $182,000 in 2015.

Interest income on consumer loans increased $6,000. Balances in this segment increased $285,000.  This growth contributed $15,000 to the increase in income, while a decline in yield from 5.60% in 2014 to 5.37% offset the volume increase by $9,000.

Deposits and Borrowings

2016 versus 2015

Earning assets are funded primarily by deposits, which increased on average by $28,740,000, or 3.3%, to $892,541,000, when comparing 2016 and 2015. Total interest expense for 2016 was $4,733,000 compared with $4,506,000 for 2015, an increase of $227,000. Interest expense on total deposits increased $190,000 and interest expense on borrowed funds increased $37,000 when comparing the two years. The rate paid on both interest-bearing deposits and interest-bearing liabilities increased one basis point, when comparing the two periods. Deposit and borrowing yields are expected to increase as short-term interest rates begin to rise and the competition for deposits increases.

Consistent with the past several years, the growth in deposits during 2016 was centered in accounts with greater liquidity, including non-interest and interest-bearing demand, money market accounts, and savings deposits. Average non-interest-bearing demand accounts increased $11,433,000, or 11.9%, to $107,579,000 for 2016. QNB has been very successful in increasing business checking accounts as average balances in these accounts have increased by $10,336,000, or 13.5%, when comparing the two years. Average interest-bearing demand accounts increased $19,256,000, or 14.3%, to $153,598,000 for 2016 compared with 2015, with interest expense on interest-bearing demand accounts increasing $26,000 to $315,000 for 2016. The average rate paid remained unchanged at 0.21% for 2015 and 2016. Included in this category is QNB-Rewards checking, a higher-rate checking account product. The rate paid on balances up to $25,000 was 1.00% and 0.25% for balances over $25,000 in 2016. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. If these qualifications are not met the rate paid for 2016 was 0.15%. For 2016, the average balance in this product was $44,918,000 and the related interest expense was $249,000 for an average cost of funds of 0.56%. In comparison, the average balance of the QNB-Rewards accounts for 2015 was $39,967,000 yielding 0.58%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is still attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $94,375,000 for 2015 to $108,680,000 for 2016. The average rate paid on these balances was 0.06% for both years.

Average money market accounts increased $5,843,000, or 8.9%, to $71,256,000 for 2016 compared with 2015. The increase in money market balances is a result of a shift in balances to more liquid accounts. Interest expense on money market accounts increased $34,000 to $192,000 for 2016 compared with 2015. The average interest rate paid on money market accounts was 0.27% for 2016, an increase of three basis points compared with 2015. The balances in this category primarily comprise Select money market accounts, a product that pays a tiered rate based on account balances. With the continuation of low short-term interest rates, balances remaining in these accounts for 2016 were at higher-yielding tiers.

Interest expense on municipal interest-bearing demand accounts decreased $38,000 to $351,000 for 2016. The average balance of municipal interest-bearing demand accounts decreased $13,915,000, or 12.0%, to $102,060,000, while the average interest rate paid on these accounts was 0.34% for both 2016 and 2015. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.25% and 0.50%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

During the second quarter of 2009, QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been successful, with average balances growing $7,579,000, or 4.7%, to $168,360,000 in 2016 compared with $160,781,000 in 2015. The rate on this product was 0.50% during 2015 and was changed to 0.55% in late December 2016. The average cost of funds on these accounts was 0.46% for 2015 and 0.50% for 2016. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $4,639,000, or 8.2%, to $61,419,000. The average rate paid on total savings accounts was 0.40% for 2016, a three basis point increase from 2015 while interest expense increased $117,000, from $806,000 to $923,000 over the same period. The growth in balances appears to reflect the desire for liquidity and a better rate than short-term time deposits.

Interest expense on time deposits increased $51,000, to $2,798,000 in 2016, due to a six basis point increase in yield, from 1.17% in 2015 to 1.23% in 2016.  This increase was partially offset by a decrease in average balances of $6,095,000 in 2016, to $228,269,000.

Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $95,803,000, or 42.5%, of time deposits at December 31, 2016 will reprice or mature over the next 12 months, compared with 43.9% of the portfolio at December 31, 2015. The average rate paid on these time deposits is approximately 0.72%. QNB has been attempting to extend the maturity of the time deposit portfolio by offering attractive rates at terms 36 months or greater, with moderate success. Given the short-term nature of these deposits, interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks with average balances in 2016 of $38,835,000 and $1,365,000, respectively. Interest expense on short-term borrowings increased by $37,000 to $154,000 when comparing the two years. During this period average balances increased $8,289,000 to $40,200,000 while the average rate paid increased one basis point, from 0.37% to 0.38%.

2015 versus 2014

Total interest expense for 2015 was $4,506,000 compared with $4,544,000 for 2014, a decline of $38,000. Interest expense on total deposits increased $29,000 while interest expense on borrowed funds decreased $67,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased two basis points from 0.58% for 2014 to 0.56% for 2015. During this same period, the rate paid on interest-bearing deposits decreased one basis point to 0.57%.  Deposits, increased on average by $34,717,000, or 4.2%, to $863,801,000, when comparing 2015 and 2014.

Average non-interest-bearing demand accounts increased $15,719,000, or 19.5%, to $96,146,000 for 2015. Average balances for business checking accounts increased by $12,684,000, or 19.8%, when comparing the two years. Average interest-bearing demand accounts increased $15,711,000, or 13.2%, to $134,342,000 for 2015 compared with 2014 with interest expense on interest-bearing demand accounts increasing $15,000 to $289,000 for 2015. The average rate paid decreased two basis points from 0.23% for 2014 to 0.21% for 2015.

Interest expense on municipal interest-bearing demand accounts decreased $10,000 to $389,000 for 2015. The average balance of municipal interest-bearing demand accounts decreased $4,565,000, or 3.8%, to $115,975,000, while the average interest rate paid on these accounts increased from 0.33% for 2014 to 0.34% for 2015.

Average money market accounts increased $7,080,000, or 12.1%, to $65,413,000 for 2015 compared with 2014. Interest expense on money market accounts increased $32,000 to $158,000 for 2015 compared with 2014. The average interest rate paid on money market accounts was 0.22% for 2014 and 0.24% for 2015, an increase of two basis points.

Online eSavings average balances grew $4,718,000, or 3.0%, to $160,781,000 in 2015 compared with $156,063,000 in 2014. The rate on this product was 0.45% during 2014 and was changed to 0.50% in late December 2015. Traditional statement savings accounts and club accounts are also included in the savings category and increased $4,214,000, or 8.0%, to $56,780,000. The average rate paid on total savings accounts was 0.37% for 2014 and 2015, while interest expense increased $36,000, from $770,000 to $806,000 over the same period.

The repricing of time deposits at lower rates combined with the decline in average time deposit balances had the greatest impact on total interest expense in 2015. Total interest expense on time deposits decreased $44,000 to $2,747,000 for 2015. Average total time deposits decreased $8,160,000, or 3.4%, to $234,364,000 for 2015. The average rate paid on time deposits increased from 1.15% to 1.17% when comparing 2014 to 2015.

Sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from the correspondent banks had average balances in 2015 of $31,364,000 and $547,000, respectively. Interest expense on short-term borrowings increased by $3,000 to $117,000 when comparing the two years. During this period average balances increased $295,000 to $31,911,000 while the average rate paid increased one basis point, from 0.36% to 0.37%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $70,000. The average balance of long-term debt for 2014 was $1,452,000. The final portion of long-term debt taken out in April 2012 matured and was repaid on April 17, 2014. The rate on this long-term debt was 4.75%.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $30,000 for the twelve month period ended December 31, 2016, and $200,000 and $400,000 for the years ended December 31, 2015 and 2014, respectively. Excluding the $220,000 reversal in allowance for loan losses associated with the sale of the indirect lease finance portfolio, 2016 provision would have been $250,000.  Net loan charge-offs were $190,000, or 0.03% of total average loans for 2016 compared with $647,000, or 0.11% of total average loans in 2015 and $1,324,000, or 0.25%, in 2014. The majority of the loans charged off during 2016 had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loans. Deterioration in credit quality or significant growth in the loan portfolio may result in a higher provision for loan losses in 2017.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
Fees for services to customers	$1,621	$1,657	$1,687	$(36)	$(30)	-2.2%	-1.8%
ATM and debit card	1,651	1,571	1,485	80	86	5.1	5.8
Retail brokerage and advisory	603	686	657	(83)	29	-12.1	4.4
Bank-owned life insurance	308	307	472	1	(165)	0.3	-35.0
Merchant	334	298	299	36	(1)	12.1	-0.3
Net (loss) gain on trading activities	(40)	33	156	(73)	(123)	-221.2	-78.8
Net gain on sale of investment securities	674	783	1,112	(109)	(329)	-13.9	-29.6
Net gain on sale of loans	320	356	258	(36)	98	-10.1	38.0
Loss on sale of indirect lease financing portfolio	(223)	—	—	(223)	—	NM	NM
Gain on sale of internet domain name	—	—	1,000	—	(1,000)	NM	-100.0
Other	419	341	416	78	(75)	22.9	-18.0
Total	$5,667	$6,032	$7,542	$(365)	$(1,510)	-6.1%	-20.0%
2016 versus 2015

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $5,667,000 in 2016 compared with $6,032,000 in 2015, a decrease of $365,000. Excluding the loss on sale of indirect finance leasing portfolio of $223,000, the decline in non-interest income is $142,000, comparing 2016 to 2015.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,621,000 for 2016, a decrease of $36,000, or 2.2%, from 2015. Overdraft income, which represented approximately 75% and 74% of total fees for services to customers in 2016 and 2015, respectively, decreased by $21,000, or 1.7%, when comparing 2016 to 2015. The decrease in overdraft income primarily reflects reduction in the number of overdraft occurrences as well as an increase in overdraft fees forgiven.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,651,000 in 2016, an increase of $80,000, or 5.1%, from the amount recorded in 2015. Debit card interchange income increased $85,000, or 5.6%, to $1,591,000 in 2016, while ATM surcharge income and monthly card fees income decreased $5,000, to $60,000. The growth in checking accounts and card usage among existing card-holders contributed to the increase in debit card income, including the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

Retail brokerage and advisory revenue was $603,000 for 2016 compared with $686,000 in 2015, a decline of $83,000, or 12.1%. The reduction in fee income is due to the increase in products with trailing fee income as opposed to upfront fees.  QNB provides securities and advisory services under the name QNB Financial Services through Investment Professionals, Inc., an independent third party registered Broker/Dealer and Registered Investment Advisor. QNB receives 75% to 88% of the revenue generated, depending on volume, but is also responsible for salaries and expenses of two advisors who are QNB employees. In 2016, the net income provided by these services was $104,000, compared with $115,000 in net income for 2015.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2016 was $308,000, a slight increase when compared to $307,000 for 2015.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $334,000 for 2016, an increase of $36,000, or 12.1%, from the amount reported in 2015. The increase in merchant income is primarily a result of increased card sales from existing customers and the acquisition of 24 new merchant customers during 2016.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed-income portfolio to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors, and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. In addition, the Corporation owns a small portfolio of equity securities for the purpose of generating both dividend income and capital appreciation.

Net gains on investment securities decreased $109,000 to $674,000 for the year ended December 31, 2016, compared with $783,000 for the year ended December 31, 2015, primarily due to market conditions which resulted in fewer opportunities for profitable sales in 2016 compared with 2015. The prolonged decline in market value of two equity securities resulted in recording $192,000 in other than temporary impairment in 2016. There were $55,000 in OTTI charges in 2015, related to the prolonged decline in market value of one equity security. Gains, net of other-than-temporary impairment, from equity securities were $566,000 and $636,000, in 2016 and 2015, respectively. With the strong performance in the U.S. equity markets during the first half of 2015 and the latter half of 2016, QNB elected to sell some equity holdings and recognize gains. Net gains on the sale of fixed income securities were $108,000 and $147,000 for 2016 and 2015, respectively. Both the 2016 and 2015 fixed income gains were primarily from the sale of fast paying, lower-yielding or odd-lot mortgage-backed and CMO securities as well as low yielding agency bonds that were likely to be called in the next two years. Net gain on trading securities declined $73,000, to a net loss of $40,000 in 2016, due to the increase in rates during fourth quarter 2016 and the volume of new municipal security issues during the year.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $320,000 and $356,000 for 2016 and 2015, respectively. Mortgage refinance activity decreased in 2016, as rate volatility prompted borrowers to delay borrowing. Proceeds from the sale of residential mortgages were $9,204,000 and $10,903,000 for the years ended December 31, 2016 and 2015, respectively. Included in the gains on the sale of residential mortgages in 2016 and 2015 are $69,000 and $80,000, respectively, related to the recognition of mortgage servicing assets.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $125,000 for 2016 and $129,000 for 2015 is included in other non-interest income.

Other non-interest income was $419,000 for 2016, an increase of $78,000 from the amount recorded in 2015. Increased revenues from letters of credit, credit cards, title insurance company, sales tax refunds and reduced loss on sale for OREO, repossessed assets and furniture and equipment of $7,000, $9,000, $17,000, $47,000, and $19,000, respectively, were the primary contributors to the increase, when comparing 2016 to 2015.

2015 versus 2014

Total non-interest income for the years ended December 31, 2015 and 2014 was $6,032,000 and $7,542,000, respectively, a decrease of $1,510,000, or 20.0%. Excluding the non-recurring items $1,000,000 gain on sale of an internet domain name sale and $158,000 life insurance benefit, QNB posted a decrease in non-interest income of $352,000, or 5.5%, for the twelve months ended of 2015, compared with the same period in 2014.

ATM and debit card income, retail brokerage and advisory income and net gain on sale of loans increased $86,000, $29,000, and $98,000, respectively, to $1,571,000, $686,000, and $356,000, respectively, when comparing the two periods.   Mortgage refinance activity increased in 2015 compared to 2014, due to interest rate declines.   Net gain on investment securities available for sale decreased $329,000 to $783,000 for the year ended December 31, 2015, compared with the same period in 2014. This is due in part to an impairment write down in the equity securities portfolio in 2015 totaling $55,000. Net gains on trading activity decreased $123,000 to $33,000 and represents realized and unrealized gains and losses, net of expenses, on the municipal bond trading account portfolio that was started during the first quarter of 2014. Fees for services to customers decreased $30,000, or 1.8%, when comparing the year ended December 31, 2015 to prior year with the primary contributor reflective of higher volume of overdrafts.

Other non-interest income was $341,000 for 2015, a decrease of $75,000 from the amount recorded in 2014.  Decreases in mortgage servicing income, letter of credit fees, title insurance, miscellaneous charges, losses on sale of OREO and repossessed equipment and rental income for an OREO property of $6,000, $11,000, $7,000, $20,000, $15,000, and $30,000, respectively, were the main contributors to the decrease.

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2016	2015	2014	2016 to 2015	2015 to 2014	2016 to 2015	2015 to 2014
Salaries and employee benefits	$12,011	$12,076	$11,649	$(65)	$427	-0.5%	3.7%
Net occupancy	1,750	1,762	1,705	(12)	57	-0.7	3.3
Furniture and equipment	1,753	1,726	1,753	27	(27)	1.6	-1.5
Marketing	806	805	841	1	(36)	0.1	-4.3
Third party services	1,691	1,703	1,677	(12)	26	-0.7	1.6
Telephone, postage and supplies	752	731	730	21	1	2.9	0.1
State taxes	666	681	617	(15)	64	-2.2	10.4
FDIC insurance premiums	568	631	686	(63)	(55)	-10.0	-8.0
Other	2,166	2,283	1,968	(117)	315	-5.1	16.0
Total	$22,163	$22,398	$21,626	$(235)	$772	-1.0%	3.6%

2016 versus 2015

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $22,163,000 in 2016, a decrease of $235,000, or 1.0%, from the $22,398,000 recorded in 2015. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue. QNB’s efficiency ratios for 2016, 2015 and 2014 were 61.9%, 63.7%, and 60.8%, respectively.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2016 was $12,011,000, a decrease of $65,000 compared with $12,076,000 reported in 2015. Salary expense for 2016 was $9,518,000, a decrease of $21,000 compared with $9,539,000 reported in 2015. Included in salary expense in 2016 was incentive compensation plus related payroll taxes of $199,000, a $96,000 decrease over incentive compensation in 2015. Benefit expense for 2016 was $2,493,000, a decrease of $44,000, or 1.7%, from the amount recorded in 2015, with medical benefits decreasing $59,000, or 7.4%, due to insurance reimbursements for medical claims paid in prior periods and higher employee-paid share of health insurance. QNB self-funds medical insurance and also has Stop Loss insurance with a third-party insurance carrier which limits its claims expense. Payroll taxes and post-retirement life insurance expense increased $21,000 and $25,000, respectively, while retirement plan matching and safe harbor, and tuition reimbursements declined $28,000 and $13,000, respectively, in 2016.  QNB utilized unvested forfeited 401k contributions to offset retirement plan matching in 2016.

Net occupancy and furniture and equipment expense increased $15,000, to $3,503,000 when comparing 2016 to 2015, due primarily to increased software and building maintenance, offset in part by lower depreciation, utilities and rental expense.

Marketing expense was $806,000 for 2016, a $1,000 increase from the expense recorded in 2015. Marketing expenses related to public relations and advertising increased $18,000 for the year ended December 31, 2016 compared with 2015, offset in part by decreased sales promotional expense. QNB contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves is included in public relations expense.

Telephone, postage and supplies expense increased $21,000, or 2.9%, to $752,000 in 2016, compared with 2015. Supplies expense increased $8,000 in 2016, as additional supplies related to EMV chip debit card production, anticipated throughout 2017, were purchased in 2016.  Telecommunications expense increased $25,000 due to upgrades in network infrastructure. Postage expense decreased $12,000, due to ongoing efforts to utilize digital delivery of various documents.

FDIC insurance premium expense decreased $63,000, or 10.0% in 2016, due to a change in the premium assessment formula announced by the FDIC in 2016, establishing reduced premium assessment formulas for small institutions.  Small institutions, for FDIC premium assessments purposes, is defined as those with total consolidated assets less than $10 billion.

State tax expense represents the payment of the Pennsylvania Shares Tax, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $666,000 and $681,000 for the years 2016 and 2015, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank and comprises all but $1,000 of the expense in this category.  Reduction in Pennsylvania Shares Tax is a result of a deduction utilized due to apportionment of income to New Jersey, and payment of New Jersey state income taxes.

Other operating expenses for the twelve months ended December 31, 2016 decreased $117,000, or 5.1%, primarily due to decreased debit card expenses.  Debit card expenses in 2015 included a $208,000 contract termination fee related to card platform upgrades which occurred during 2016.  Excluding this contract termination expense, debit card expenses increased $93,000, of which $61,000 was increased card loss expense, due to increased card compromises in 2016.  QNB anticipates increased levels of card compromises for the near future.

2015 versus 2014

Total non-interest expense was $22,398,000 for the year ended December 31, 2015, an increase of $772,000, or 3.6%, from the same period in 2014. Salaries and benefits expense increased $427,000, or 3.7%. Salary expense increased $574,000, or 6.4%, primarily due to higher salary expense of $561,000 with accrued incentive compensation comprising $13,000 of the remaining increase. Employee benefits costs decreased $147,000, or 5.5%, with medical insurance premiums decreasing $238,000, or 22.8%.  Payroll taxes, life insurance premiums and retirement plan matching and safe harbor, and other benefits increased $91,000 in 2015, compared to 2014.

Net occupancy and furniture and equipment expense increased $30,000 to $3,488,000 when comparing 2015 to 2014, due primarily to increased software maintenance and rental expense, offset in part by lower depreciation expense.

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

State tax expense was $681,000 and $617,000 for the years 2015 and 2014, respectively.  Pennsylvania Bank Shares Tax, the primary component of this category, is based primarily on the equity of the Bank.

Other operating expenses for the twelve months ended December 31, 2015 increased $315,000, or 16.0%, primarily due to increased third party services, collection costs and debit card expenses.  Debit card expenses include a $208,000 contract termination fee related to card platform upgrades to occur during 2016.

Income Taxes

Applicable income taxes and effective tax rates were $3,054,000, or 25.5%, for 2016 compared with $2,570,000, or 23.8%, for 2015.  The higher effective tax rate year over year is predominately a result of tax-exempt income from loans and securities comprising a smaller proportional share of pre-tax income than the prior year. Full utilization of net operating loss carryforwards in prior years for QNB Corp. resulted in additional state income tax expense in 2016. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Applicable income taxes and effective tax rates were $2,570,000, or 23.8% for 2015 and $2,644,000, or 22.7%, for 2014, predominately a result of tax-exempt income from loans and securities comprising a smaller proportional share of pre-tax income.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2016	2015	Amount	Percent
Cash and cash equivalents	$10,721	$16,991	$(6,270)	-36.9%
Investment securities	394,071	366,251	27,820	7.6
Restricted investment in bank stocks	1,017	508	509	100.2
Loans held-for-sale	789	987	(198)	-20.1
Loans receivable	633,079	615,270	17,809	2.9
Allowance for loan losses	(7,394)	(7,554)	160	-2.1
Premises and equipment, net	8,683	9,257	(574)	-6.2
Bank-owned life insurance	11,297	10,978	319	2.9
Accrued interest receivable	3,128	2,562	566	22.1
Other assets	7,750	5,686	2,064	36.3
Total assets	$1,063,141	$1,020,936	$42,205	4.1%

Cash and interest-earning deposits

Total cash and cash equivalents decreased $6,270,000 from $16,991,000 at December 31, 2015 to $10,721,000 at December 31, 2016. QNB had interest bearing balances at the Federal Reserve Bank of $261,000 at December 31, 2016 compared with $6,402,000 at December 31, 2015.   The low interest rate environment that has existed for approximately the past eight years resulted in a significant amount of agency and municipal bonds being called as well an increase in the amount of prepayments on mortgage-backed securities and CMOs. The rate uptick at the end of 2016 significantly slowed these prepayments, which is reflected in the reduced amount of cash held at the Federal Reserve Bank.

Investment Securities and Other Short-Term Investments

At December 31, 2016 and 2015, QNB had no Federal funds sold. With the Federal funds rate between 0.25% and 0.50%, excess funds for liquidity purposes are kept at the Federal Reserve which was paying 0.50% until the Federal Open Market Committee raised the targeted Fed Funds rate by 25 basis points in late December 2016. These funds carry a 0% risk weighting for risk-based capital calculation purposes.

Investment Portfolio History
December 31,	2016	2015	2014
Trading Securities
State and municipal	$3,596	$4,189	$4,207
Total trading securities	$3,596	$4,189	$4,207
Investment Securities Available-for-Sale
U.S. Government agency	$76,650	$61,779	$62,665
State and municipal	72,295	78,954	72,569
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	145,301	136,681	136,192
Collateralized mortgage obligations (CMOs)	77,415	65,610	87,662
Pooled trust preferred	2,281	2,653	2,439
Corporate debt	8,030	9,004	6,037
Equity	8,503	7,234	7,655
Total investment securities available-for-sale	$390,475	$361,915	$375,219
Investment Securities Held-to-Maturity
State and municipal	$—	$147	$146
Total investment securities held-to-maturity	$—	$147	$146
Total investment securities	$394,071	$366,251	$379,572

At December 31, 2016, approximately 76% of QNB’s investment securities were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2016, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $32,573,000 in 2016 compared with $47,960,000 during 2015.

In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $107,425,000 in 2016, compared with $94,372,000 in 2015. The significant amount of proceeds in both years reflects the low interest rate environment that has existed for approximately the past eight years, which resulted in a significant amount of agency and municipal bonds being called as well an increase in the amount of prepayments on mortgage-backed securities and CMOs. The increase of the investment portfolio as a percent of total assets in 2016 is due to reduced loan growth and continued deposit growth. During 2016, $174,943,000 of investment securities were purchased compared with $132,048,000 during 2015.

The balance of U.S. Government agency securities increased $14,871,000 to $76,650,000 at December 31, 2016, and represents 19.5% of the investment portfolio compared with 16.9% at December 31, 2015. Bond proceeds from called agency bonds was reinvested back into this portfolio because of the attractive yields relative to amortizing securities. The seasonal inflow of municipal deposits was invested in Agencies, as well. U.S. Government agency issued CMO and MBS balances grew $20,425,000 to $222,716,000 and represents 56.5% of the portfolio compared with 55.2% at December 31, 2015. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities decreased $7,252,000 to $75,891,000 -- $3,596,000 in trading and $72,295,000 in available for sale -- at December 31, 2016, representing 19.3% of the investment portfolio compared with 22.7% at December 31, 2015. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases  in addition to the bond rating of the issuer or the rating of bond insurer, if present. Thirty-five bonds with a book value of $12,820,000 were called or matured in 2016, and purchased municipal securities had significantly lower yields then the bonds they replaced, which contributed to the decline in the yield on the portfolio.

QNB owns collateralized debt obligations (“CDO”) in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases, QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds six of these securities with an amortized cost of $2,909,000 and a fair value of $2,281,000 at December 31, 2016 and amortized cost of $3,291,000 and a fair value of $2,653,000 at December 31, 2015. All of the trust preferred securities are available-for-sale securities and are carried at fair value. There were no credit-related OTTI charges during 2016, 2015, or 2014 on these securities. Future estimates of fair value of these securities could require recording additional OTTI charges through earnings. QNB uses an independent third party to value these securities and to determine if credit-related OTTI exists. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

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

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2016	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency:
Fair value	$3,026	$30,157	$43,467	—	$76,650
Weighted average yield	0.23%	1.46%	1.90%	—	1.75%
State and municipal:
Fair value	6,029	15,336	39,725	$11,205	72,295
Weighted average yield	4.26%	3.77%	3.92%	3.55%	3.86%
Mortgage-backed:
Fair value	54	79,406	65,841	—	145,301
Weighted average yield	3.48%	2.21%	2.11%	—	2.16%
Collateralized mortgage obligations (CMOs):
Fair value	343	44,523	32,549	—	77,415
Weighted average yield	1.83%	1.93%	1.93%	—	1.93%
Pooled trust preferred: (1)
Fair value	—	—	—	2,281	2,281
Weighted average yield	—	—	—	—	—
Corporate debt:
Fair value	—	7,017	1,013	—	8,030
Weighted average yield	—	1.90%	1.81%	—	1.89%
Equity:
Fair value	—	—	—	8,503	8,503
Weighted average yield	—	—	—	3.21%	3.21%
Total fair value	$9,452	$176,439	$182,595	$21,989	$390,475
Weighted average yield	2.88%	2.13%	2.41%	2.97%	2.33%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods and state and municipal securities which are based on pre-refunded date, if applicable. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of five basis points. Weighted average yields on investment securities available-for-sale are based on amortized cost.

(1)	All pooled trust preferred securities are on non-accrual status.

Investment Securities - Trading

In 2014, QNB established a small percentage of its investment portfolio as trading in an effort to boost yields and income. During the first quarter of 2014 QNB sold approximately $5,000,000 of available-for-sale municipal securities with the proceeds reinvested into a municipal trading account. QNB held trading securities of $3,596,000 and $4,189,000 with an additional $1,499,000 and $1,349,000 in a brokerage cash account at December 31, 2016 and December 31, 2015, respectively. QNB recorded a net loss of $40,000 for 2016 and net gains of $33,000 for 2015 and $156,000 for 2014, respectively, in non-interest income comprising realized and unrealized gains.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2016, the fair value of investment securities available-for-sale was $390,475,000, or $5,693,000 below the amortized cost of $396,168,000. This compares to a fair value of $361,915,000, or $827,000 below the amortized cost of $362,742,000, at December 31, 2015. The available-for-sale portfolio, excluding equity securities and the pooled trust preferred securities, had a weighted average maturity of approximately 3.9 years at December 31, 2016 and 3.6 years at December 31, 2015. The weighted average tax-equivalent yield was 2.34% and 2.44% at December 31, 2016 and 2015, respectively.

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

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. At December 31, 2015, there was a single municipal security in the held-to-maturity portfolio with an amortized cost of $147,000 and fair value of $151,000. That bond matured in 2016.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2016, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the Loan Portfolio table.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-

value ratios of generally no more than 80%. To reduce interest rate risk, substantially all originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity declined in 2016 with $8,686,000 in residential mortgages originated for sale during 2016, compared with $11,154,000 for 2015. Refinancing drove the higher originations in 2015.  There was $789,000 in residential mortgage loans held-for-sale at December 31, 2016, and $987,000 in residential mortgage loans held-for-sale at December 31, 2015. These loans are carried at the lower of aggregate cost or market.

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

Total loans, excluding loans held-for-sale, at December 31, 2016 were $633,079,000, an increase of $17,809,000, or 2.9%, from December 31, 2015. This follows a 10.8% increase in outstanding loans in 2015. A key financial ratio, loans to deposits, improved slightly to 69.3% at December 31, 2016, compared with 69.1% at December 31, 2015. QNB continues to be committed to make loans available to credit worthy consumers and businesses.

The Allowance for Loan Losses Allocation table on page 39 shows the percentage composition of the loan portfolio over the past five years. There was very little change in the composition of the portfolio between the periods ended December 31, 2015 and 2016, with the exceptions of the divestiture of the indirect lease financing portfolio in 2016. Loans secured by commercial real estate represent the largest sector of the portfolio, increasing from 38.2% of the portfolio at December 31, 2015 to 40.3% of the portfolio at December 31, 2016, while balances in this sector grew by $20,017,000, or 8.5%, from $235,171,000 at December 31, 2015 to $255,188,000 at December 31, 2016. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had no charge-offs in this category in 2016 compared with $84,000 in 2015 and $70,000 in 2014. The 2015 charge-offs were due primarily to the sale of collateral for impaired loans; 2014’s charge-off was for a single loan under agreement of sale.

Commercial loans secured by residential real estate increased by $5,567,000, or 8.8%, to $68,731,000 at December 31, 2016 and at 10.9% represent a slightly larger share of the overall portfolio than the 10.3% at December 31, 2015. Some of the properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value. Charge-offs in this category have decreased over the past three years. Non-accrual commercial loans secured by residential real estate were $1,866,000, $1,803,000, and $1,467,000 at December 31, 2016, 2015, and 2014, respectively, and loan charge-offs were $120,000, $531,000, and $1,069,000, respectively, in 2016, 2015 and 2014. In 2016, approximately $96,000 of the $120,000 in charge-offs were out of market investment properties, compared with $279,000 of the $531,000 charge-offs in the same category for 2015.

Commercial and industrial loans, the second largest sector of the portfolio, experienced a decline in balances of $14,164,000, or 11.4%, to $110,233,000 at December 31, 2016. This followed growth in this category of $5,552,000, or 4.7%, in 2015. Commercial and industrial loans represented 17.4% of the portfolio at year-end 2016 compared with 20.2% at December 31, 2015. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or unsecured. During 2016 nonaccrual commercial and industrial loan balances increased $1,365,000 to $4,798,000, due primarily to the financial difficulties and downgrade of one credit during 2016. In 2016, 2015, and 2014 charge-offs were $140,000, $56,000, and $17,000, respectively, and in 2014, recoveries in this segment were $67,000, exceeding the charge-offs.

Loan Portfolio
December 31,	2016	2015	2014	2013	2012
Commercial:
Commercial and industrial	$110,233	$124,397	$118,845	$111,339	$100,063
Construction	39,268	27,372	23,471	15,929	11,061
Secured by commercial real estate	255,188	235,171	203,534	190,602	192,867
Secured by residential real estate	68,731	63,164	53,077	47,672	41,003
State and political subdivisions	35,260	40,285	44,104	33,773	34,256
Loans to depository institutions	—	—	—	1,250	3,250
Indirect lease financing	—	10,371	7,685	8,364	9,685
Retail:
1-4 family residential mortgages	47,124	42,833	37,147	29,730	28,733
Home equity loans and lines	71,525	67,384	63,213	59,977	54,860
Consumer	5,670	4,286	4,175	3,116	2,012
Total loans	632,999	615,263	555,251	501,752	477,790
Net unearned costs (fees)	80	7	31	(36)	(57)
Loans receivable	$633,079	$615,270	$555,282	$501,716	$477,733

Loan Maturities and Interest Sensitivity
December 31, 2016	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$58,003	$34,998	$17,232	$110,233
Construction	15,286	11,453	12,529	39,268
Secured by commercial real estate	2,023	9,177	243,988	255,188
Secured by residential real estate	1,832	5,906	60,993	68,731
State and political subdivisions	106	4,867	30,287	35,260
Retail:
1-4 family residential mortgages	1,285	255	45,584	47,124
Home equity loans and lines	5,457	6,041	60,027	71,525
Consumer	539	1,939	3,192	5,670
Total	$84,531	$74,636	$473,832	$632,999

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The following shows the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates at December 31, 2016:

Loans with fixed predetermined interest rates: $72,220,000

Loans with variable or adjustable interest rates: $476,248,000

Construction loans increased 43.5% from $27,372,000, or 4.4% of the portfolio at December 31, 2015, to $39,268,000, or 6.2% of the portfolio at December 31, 2016. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. The growth in the portfolio in 2016 is related to construction loans for several business expansions in the Bank’s market footprint. There were no charge-offs in the construction loan portfolio since 2011, and no construction loans on non-accrual since 2014.

Loans to state and political subdivisions decreased $5,025,000, or 12.5%, from $40,285,000 at December 31, 2015 to $35,260,000 at December 31, 2016. This sector declined from 6.5% of the total loan portfolio at December 31, 2015 to 5.6% at December 31, 2016. With the decline in interest rates through most of 2016, many municipalities, counties and school districts refinanced their existing bonds or bank debt. As a result, QNB is getting an opportunity to bid on many of these local issues and has been successful in winning several of those bids. The refinancing activity has also resulted in a reduction in yield. QNB expects the balance in this category to increase in 2017 as some of the commitments for large projects won during 2016 may start to fund during the first quarter of 2017.

QNB desires to become the “local consumer lender of choice” and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and increasing marketing and promotion. This focus resulted in increased balances in home equity loans and lines of $4,141,000, or 6.1%, to $71,525,000 at December 31, 2016. During 2016, in an effort to increase demand, QNB offered very attractive rates on both variable and fixed rate home equity loans and lines. These promotional rates along with excellent customer service, including quick turnaround time, contributed to the growth in home equity balances. With continued improvement in home values as well as the local economy, it is expected that the demand for home equity loans will continue.

Consumer loan balances increased $1,384,000 to $5,670,000 at December 31, 2016. In 2013, QNB reentered the private student loan market through a relationship with iHelp. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. Principal and interest protection is provided by ReliaMax, an insurance company for private student loans. As of December 31, 2016, the balance of student loans was $2,640,000, an increase of $1,484,000 compared with December 31, 2015.

QNB increased the balances of residential mortgage loans secured by first lien 1-4 family residential mortgages by $4,291,000, or 10.0%, to $47,124,000 at December 31, 2016. This followed an increase of $5,686,000, or 15.3%, between December 31, 2014 and December 31, 2015. In 2016, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. Non-performing assets totaled $14,219,000, or 1.34% of total assets at December 31, 2016, an $847,000 increase over the $13,372,000, or 1.31% of total assets at December 31, 2015. Included in non-performing assets in 2016 and 2015 is $2,281,000 and  $2,653,000, respectively, of pooled trust preferred securities, discussed in the section titled “Investment Securities and Other Short-Term Investments”.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $11,938,000, or 1.89% of total loans at December 31, 2016 compared with $10,719,000, or 1.74% of total loans at December 31, 2015. Loans on non-accrual status were $10,119,000 at December 31, 2016 compared with $9,420,000 at December 31, 2015. Two large relationships totaling $2,632,000 were designated non-accrual in the fourth quarter of 2016. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2016, $7,749,000, or approximately 77% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the year.

QNB had no loans 90 days or more past due and still accruing at December 31, 2016, compared with one lease for $11,000 at December 31, 2015. Total loans that are 30 days or more past due increased $1,218,000 to $4,937,000, representing 0.78% of total loans at December 31, 2016 compared with 0.60% of total loans at December 31, 2015. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans totaled $1,819,000 and $1,288,000 at December 31, 2016 and 2015, respectively.

QNB held no OREO at December 31, 2015 or 2016.  There were no repossessed assets as of December 31, 2015 or 2016.

Non-Performing Assets
December 31,	2016	2015	2014	2013	2012
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	—	$—	—	$—
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—
Secured by residential real estate	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Indirect lease financing	—	$11	—	—	—
Retail:	—	—	—	—	—
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—
Consumer	—	—	—	$1	—
Total loans past due 90 days or more and accruing	—	11	—	1	—

Non-accrual loans
Commercial:
Commercial and industrial	4,798	3,433	2,171	3,956	6,174
Construction	—	—	337	1,319	2,480
Secured by commercial real estate	3,007	3,627	6,465	4,630	6,748
Secured by residential real estate	1,866	1,803	1,467	2,829	2,390
State and political subdivisions	—	—	—	—	1
Loans to depository institutions	—	—	—	—	—
Indirect lease financing	—	143	—	37	98
Retail:
1-4 family residential mortgages	266	287	225	401	335
Home equity loans and lines	89	127	104	265	346
Consumer	93	—	1	16	—
Total non-accrual loans	10,119	9,420	10,770	13,453	18,572

Troubled debt restructured loans, not included above	1,819	1,288	1,897	1,960	2,578
Other real estate owned	—	—	3,025	2,825	1,151
Repossessed assets	—	—	21	—	10
Non-accrual pooled trust preferred securities	2,281	2,653	2,439	2,069	1,962
Total non-performing assets	$14,219	$13,372	$18,152	$20,308	$24,273
Total as a percent of total assets	1.34%	1.31%	1.86%	2.18%	2.64%

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At December 31, 2016, substandard or doubtful loans totaled $22,204,000, a reduction of $5,121,000, or 18.7%, from the $27,325,000 reported as of December 31, 2015.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles (GAAP). The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in QNB’s loan portfolio. Management, in determining the allowance for loan losses makes significant estimates and assumptions. Since the allowance for loan losses is dependent on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

Economic conditions, nationally and in QNB’s market, continued to improve in 2016, and asset quality remained strong. The allowance level decreased from $7,554,000 at year-end 2015 to $7,394,000 at year-end 2016, which, stated as a percent of loans receivable, declined from 1.23% at December 31, 2015 to 1.17% at December 31, 2016.

Allowance for Loan Losses Allocation
December 31,	2016		2015		2014		2013		2012
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$1,459	17.4%	$1,521	20.2%	$1,892	21.4%	$2,044	22.2%	$2,505	20.9%
Construction	449	6.2	286	4.4	297	4.2	439	3.2	209	2.3
Secured by commercial real estate	2,646	40.3	2,411	38.2	2,700	36.7	2,898	38.0	3,795	40.4
Secured by residential real estate	1,760	10.9	1,812	10.3	1,630	9.6	1,632	9.5	1,230	8.6
State and political subdivisions	123	5.6	222	6.5	221	7.9	186	6.7	260	7.2
Loans to depository institutions	—	—	—	—	—	—	4	0.2	15	0.7
Indirect lease financing	—	—	164	1.7	93	1.4	103	1.7	168	2.0
Retail:
1-4 family residential mortgages	366	7.4	350	7.0	312	6.7	303	5.9	324	6.0
Home equity loans and lines	353	11.3	428	11.0	453	11.4	583	12.0	582	11.5
Consumer	76	0.9	76	0.7	85	0.7	64	0.6	27	0.4
Unallocated	162		284		318		669		657
Total	$7,394	100.0%	$7,554	100.0%	$8,001	100.0%	$8,925	100.0%	$9,772	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2016 and 2015, the recorded investment in loans for which impairment has been identified totaled $15,006,000 and $14,941,000, respectively, of which $10,909,000 and $12,414,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,097,000 and $2,527,000 at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015 the related allowance for loan losses associated with these loans was $1,198,000 and $974,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Loan Losses
	2016	2015	2014	2013	2012
Allowance for loan losses:
Balance, January 1	$7,554	$8,001	$8,925	$9,772	$9,241

Charge-offs
Commercial:
Commercial and industrial	140	56	17	68	101
Construction	—	—	—	—	—
Secured by commercial real estate	—	84	70	639	85
Secured by residential real estate	120	531	1,069	401	111
State and political subdivisions	—	—	—	—	—
Indirect lease financing	52	21	39	2	85
Retail:
1-4 family residential mortgages	—	—	95	—	21
Home equity loans and lines	—	—	156	234	114
Consumer	92	95	167	77	64
Total charge-offs	404	787	1,613	1,421	581
Recoveries
Commercial:
Commercial and industrial	37	38	67	28	76
Construction	—	—	—	—	—
Secured by commercial real estate	8	9	3	1	76
Secured by residential real estate	112	26	48	60	—
State and political subdivisions	—	—	—	1	—
Indirect lease financing	9	16	14	30	36
Retail:
1-4 family residential mortgages	—	—	1	—	2
Home equity loans and lines	16	22	110	28	12
Consumer	32	29	46	26	10
Total recoveries	214	140	289	174	212
Net charge-offs	(190)	(647)	(1,324)	(1,247)	(369)
Provision for loan losses	30	200	400	400	900
Balance, December 31	$7,394	$7,554	$8,001	$8,925	$9,772

Total loans (excluding loans held-for-sale)
Average	$604,757	$574,015	$523,825	$482,112	$480,068
Year-end	633,079	615,270	555,282	501,716	477,733

Ratios:
Net charge-offs to:
Average loans	0.03%	0.11%	0.25%	0.26%	0.08%

Loans at year-end	0.03	0.11	0.24	0.25	0.08
Allowance for loan losses	2.57	8.56	16.55	13.97	3.78
Provision for loan losses	633.33	323.50	331.00	311.75	41.00

Allowance for loan losses to:
Average loans	1.22%	1.32%	1.53%	1.85%	2.04%
Loans at year-end	1.17	1.23	1.44	1.78	2.05

QNB had net loan charge-offs of $190,000, or 0.03% of average loans for 2016 compared with $647,000, or 0.11% of average loans for 2015 and $1,324,000 or 0.25% of average loans for 2014. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loan. The trend in decreasing charge-offs for both retail and commercial loans from 2014 through 2016 was due to improvements in asset quality, credit monitoring and the improving economic environment.

Management believes the allowance for loan losses of $7,394,000 is adequate as of December 31, 2016, in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment, net of depreciation decreased $574,000 to $8,683,000 at December 31, 2016, as equipment purchases declined from $580,000 in 2015 to $317,000 in 2016.

Other assets

Other assets, as presented in the table on page 31, increased $2,064,000 from $5,686,000 at December 31, 2015 to $7,750,000 at December 31, 2016. Most of the increase in other assets relates to a $1,829,000 increase to the deferred tax asset resulting from the change in fair value of the available-for-sale investment portfolio between December 31, 2015 and 2016. The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2016	2015	Amount	Percent
Deposits	$913,355	$889,786	$23,569	2.6%
Short-term borrowings	52,660	37,163	15,497	41.7
Accrued interest payable	335	330	5	1.5
Other liabilities	3,224	3,214	10	0.3
Total liabilities	$969,574	$930,493	$39,081	4.2%

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

Total deposits increased $23,569,000, or 2.6%, to $913,355,000 at December 31, 2016. This follows an increase of $38,194,000, or 4.5%, between 2014 and 2015. The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the industry, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest, in anticipation of increasing rates in 2017. However, despite the decline in overall time deposit balances, those maturing in 60 months have increased due to customers seeking a higher rate of interest and not being concerned about liquidity. Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Contributing to the increase in total deposits was growth in non-interest bearing demand accounts, which increased $20,467,000, or 20.8%, to $119,010,000 at December 31, 2016. This followed growth of $11,623,000, or 13.4%, between December 31, 2014 and December 31, 2015. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which not only contributes to the increase in balances but also provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest checking and municipal accounts decreased $19,171,000, or 7.0%, to $255,754,000 at December 31, 2016. All segments experienced growth in 2016 except municipal deposits and business interest checking, which declined $30,976,000, or 25.0%, to $92,767,000, and $1,569,000, or 8.5%, to $16,861,000, respectively. While QNB has been successful in developing relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period.

Rewards checking balances increased from $45,208,000 at December 31, 2015 to $49,428,000 at December 31, 2016, and Select 50 balances increased from $69,744,000 to $77,959,000 over this same period. Personal interest-bearing balances also increased from $17,800,000 at December 31, 2015 to $18,739,000 at December 31, 2016. QNB continues to open a significant number of new checking accounts.

Total savings account balances increased $16,477,000, or 7.4%, to $238,247,000 at December 31, 2016. This increase is due primarily to an increase in the online eSavings account of $11,746,000, or 7.2%, to $174,319,000 at December 31, 2016.  The eSavings account was introduced in 2009 to compete with competitors’ online savings products and currently yields 0.55%.

Total time deposit account balances were $225,582,000 at December 31, 2016, a decrease of $1,794,000, or 0.8%, from the amount reported at December 31, 2015. As time deposits matured during the past two years they were frequently reinvested in the high yielding and liquid Rewards or Select 50 checking, money market or eSavings accounts which, in many instances paid a rate higher than what was offered on short-term time deposits.

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2016	2015	2014
Three months or less	$11,618	$12,124	$9,599
Over three months through six months	8,211	11,624	9,043
Over six months through twelve months	15,970	13,691	24,207
Over twelve months	58,413	54,686	51,571
Total	$94,212	$92,125	$94,420

Average Deposits by Major Classification
	2016		2015		2014
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$107,579	—	$96,146	—	$80,427	—
Interest-bearing demand	153,598	0.21%	134,342	0.21%	118,631	0.23%
Municipals interest-bearing demand	102,060	0.34	115,975	0.34	120,540	0.33
Money market	71,256	0.27	65,413	0.24	58,333	0.22
Savings	229,779	0.40	217,561	0.37	208,629	0.37
Time	133,407	1.12	141,869	1.09	151,002	1.08
Time of $100,000 or more	94,862	1.37	92,495	1.30	91,522	1.26
Total	$892,541	0.51%	$863,801	0.51%	$829,084	0.53%

Short-term borrowings and long-term debt

Short-term borrowings comprising commercial sweep accounts and overnight FHLB borrowings grew $15,497,000, or 41.7%, to $52,660,000 at December 31, 2016.  Commercial sweeps grew $8,176,000, or 22.0%, to $45,339,000 in 2016.  The remainder of the increase related to $7,321,000 of overnight FHLB borrowings at December 31, 2016.  QNB had no FHLB borrowings at December 31, 2015.

Liquidity

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy demand for loans and deposit withdrawals. QNB attempts to manage its mix of cash and interest-bearing balances, Federal funds sold and investment securities to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. The Company manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. Liquidity is provided from asset sources through repayments and maturities of loans and investment securities. The portfolio of investment securities classified as available for sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Core deposits and cash management repurchase agreements have historically been the most significant funding source for QNB. These deposits and repurchase agreements are generated from a base of consumers, businesses and public funds primarily located in the Company’s market area.

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2016, the Bank had a maximum borrowing capacity with the FHLB of approximately $240,878,000, net of the $7,321,000 outstanding at year-end 2016. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB had no FHLB borrowing at December 31, 2015. In addition, the Bank maintains four unsecured Federal funds lines with four correspondent banks totaling $46,000,000. At December 31, 2016 and 2015, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the fourth quarter of 2016.

Total cash and cash equivalents, trading and available-for-sale securities and loans held-for-sale totaled $405,581,000 at December 31, 2016 and $384,082,000 at December 31, 2015. At December 31, 2016 and 2015, investment securities totaling $166,628,000 and $197,149,000, respectively, were pledged as collateral for repurchase agreements and public deposits.  This increase in liquid sources is primarily the result of a $28,560,000 increase in available-for-sale securities. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. An increase in interest rates, however, would result in decreased cash flow available from the investment portfolio.

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

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, deferred revenue, and ATM/debit card processing clearing. This category increased $10,000 to $3,224,000 at December 31, 2016.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2016	2015	Amount	Percent
Common stock	$2,235	$2,203	$32	1.5%
Surplus	17,418	15,973	1,445	9.0
Retained earnings	80,147	75,289	4,858	6.5
Accumulated other comprehensive loss, net of tax	(3,757)	(546)	(3,211)	588.1
Treasury stock	(2,476)	(2,476)	—	—
Total shareholders' equity	$93,567	$90,443	$3,124	3.5%

Total shareholders’ equity increased $3,124,000, or 3.5%, to $93,567,000 at December 31, 2016 with retained earnings -- net income less dividends paid -- contributing $4,858,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $1,389,000. Accumulated other comprehensive income decreased $3,211,000, resulting from the decrease in fair value of the available-for-sale investment portfolio caused by increasing interest rates at the end of 2016. QNB remains “well capitalized” based on FDIC requirements.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2016 was $93,567,000, or 8.80% of total assets, compared with shareholders’ equity of

$90,443,000, or 8.86% of total assets, at December 31, 2015. Shareholders’ equity at December 31, 2016 included a negative adjustment of $3,757,000 related to unrealized holding losses, net of taxes, on investment securities available for sale. At December 31, 2015 shareholders’ equity included a negative adjustment of $546,000, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Excluding these adjustments, shareholders’ equity to total assets would have been 9.12% and 8.91% at December 31, 2016 and 2015, respectively.

Average shareholders’ equity and average total assets were $94,472,000 and $1,031,198,000 for 2016, an increase of 6.6% and 4.4%, respectively, from 2015 average equity and average total assets of $88,642,000 and $987,894,000, respectively. The ratio of average total equity to total average assets was 9.16% for 2016, compared with 8.97% for 2015.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2016, the retained earnings of the Bank, totaling $86,430,000 was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $1.20 per share, $1.16 per share, and $1.12 per share, in 2016, 2015, and 2014, respectively.

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

Continuing to impact risk-weighted assets is the $22,865,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $2,909,000 at December 31, 2016, regulatory guidance required an additional $19,956,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of six pooled trust preferred securities (PreTSLs) held by the Bank as of December 31, 2016. The other pooled trust preferred security has only one tranche remaining so the treatment noted above does not apply.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $983,000 and $871,000 to capital during 2016 and 2015, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2016 and 2015, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2016 and 2015, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well-capitalized” criteria.

Capital Analysis
December 31,	2016	2015
Regulatory Capital
Shareholders' equity	$93,567	$90,443
Net unrealized securities losses, net of tax	3,757	546
Net unrealized losses on available-for-sale equity securities, net of tax	—	(167)
Disallowed goodwill and other disallowed intangible assets	(4)	(3)
Common equity tier I capital	97,320	90,819

Tier 1 capital	97,320	90,819
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,453	7,613
Unrealized gains on equity securities, net of tax	47	—
Total regulatory capital	$104,820	$98,432
Risk-weighted assets	$822,210	$782,662
Quarterly average assets for leverage capital purposes	$1,061,976	$1,023,362

Capital Ratios
December 31,	2016	2015
Common equity tier I capital / risk-weighted assets	11.84%	11.60%
Tier 1 capital/risk-weighted assets	11.84%	11.60%
Total regulatory capital / risk-weighted assets	12.75%	12.58%
Tier 1 capital/average assets (leverage ratio)	9.16%	8.87%

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2016, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for unfunded commitments totaled $59,000 at December 31, 2016 and 2015.

December 31, 2016	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$95,803	$53,965	$75,814	—	$225,582
Short-term borrowings	52,660	—	—	—	52,660
Operating leases	470	811	466	$3,180	4,927
Commitments to extend credit (a)	163,076	62,011	3,511	48,618	277,216
Standby letters of credit	16,191	166	—	133	16,490
Total	$328,200	$116,953	$79,791	$51,931	$576,875

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

QNB uses computer simulation analysis to measure the sensitivity of projected earnings to changes in interest rates.  Simulation considers current balance sheet volumes and the scheduled repricing dates, instrument level optionality, and maturities of assets and liabilities.  It incorporates assumptions for growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid.  Based on this information, management uses the model to project net interest income under multiple interest rate scenarios.

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2016 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2016 and 2015 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2016	2015
+300	-10.4%	-11.1%
+200	-6.8%	-7.5%
+100	-3.3%	-3.8%
-100	*NM	*NM

*	certain short-term rates are below 1%

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

QNB is not subject to foreign currency exchange or commodity price risk. At December 31, 2016 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

Stock-Based Compensation

At December 31, 2016, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and nonqualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 15, 2017

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2016, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2016 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their reports, which are included herein.

/s/ David W. Freeman	/s/ Janice McCracken Erkes
David W. Freeman	Janice McCracken Erkes
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

QNB Corp.

We have audited QNB Corp. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

March 15, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

QNB Corp.

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QNB Corp. and subsidiary’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

March 15, 2017

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2016	2015
Assets
Cash and due from banks	$8,897	$9,159
Interest-bearing deposits in banks	1,824	7,832
Total cash and cash equivalents	10,721	16,991

Investment securities
Trading	3,596	4,189
Available-for-sale (amortized cost $396,168 and $362,742)	390,475	361,915
Held-to-maturity (fair value $0 and $151)	—	147
Restricted investment in bank stocks	1,017	508
Loans held-for-sale	789	987
Loans receivable	633,079	615,270
Allowance for loan losses	(7,394)	(7,554)
Net loans	625,685	607,716
Bank-owned life insurance	11,297	10,978
Premises and equipment, net	8,683	9,257
Accrued interest receivable	3,128	2,562
Net deferred tax assets	5,473	3,673
Other assets	2,277	2,013
Total assets	$1,063,141	$1,020,936

Liabilities
Deposits
Demand, non-interest bearing	$119,010	$98,543
Interest-bearing demand	255,754	274,925
Money market	74,762	67,172
Savings	238,247	221,770
Time	131,370	135,251
Time of $100 or more	94,212	92,125
Total deposits	913,355	889,786
Short-term borrowings	52,660	37,163
Accrued interest payable	335	330
Other liabilities	3,224	3,214
Total liabilities	969,574	930,493

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,576,270 shares and 3,524,363 shares issued; 3,411,701 and 3,359,794 shares outstanding	2,235	2,203
Surplus	17,418	15,973
Retained earnings	80,147	75,289
Accumulated other comprehensive loss, net of tax	(3,757)	(546)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	93,567	90,443
Total liabilities and shareholders' equity	$1,063,141	$1,020,936

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2016	2015	2014
Interest income
Interest and fees on loans	$25,525	$24,356	$22,759
Interest and dividends on investment securities (AFS & HTM):
Taxable	5,454	5,219	5,406
Tax-exempt	1,949	2,009	2,223
Interest on trading securities	138	163	158
Interest on interest-bearing balances and other interest income	171	128	124
Total interest income	33,237	31,875	30,670

Interest expense
Interest on deposits
Interest-bearing demand	666	678	673
Money market	192	158	126
Savings	923	806	770
Time	1,497	1,548	1,636
Time of $100 or more	1,301	1,199	1,155
Interest on short-term borrowings	154	117	114
Interest on long-term debt	—	—	70
Total interest expense	4,733	4,506	4,544
Net interest income	28,504	27,369	26,126
Provision for loan losses	30	200	400
Net interest income after provision for loan losses	28,474	27,169	25,726

Non-interest income
Total other-than-temporary impairment loss on investment securities	(192)	(55)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—
Net other-than temporary impairment losses on investment securities	(192)	(55)	—
Net gain on sale of investment securities	866	838	1,112
Net gain on investment securities	674	783	1,112
Net (loss) gain on trading activities	(40)	33	156
Fees for services to customers	1,621	1,657	1,687
ATM and debit card	1,651	1,571	1,485
Retail brokerage and advisory	603	686	657
Bank-owned life insurance	308	307	472
Merchant	334	298	299
Net gain on sale of loans	320	356	258
Loss on sale of indirect lease financing portfolio	(223)	—	—
Gain on sale of internet domain name	—	—	1,000
Other	419	341	416
Total non-interest income	5,667	6,032	7,542

Non-interest expense
Salaries and employee benefits	12,011	12,076	11,649
Net occupancy	1,750	1,762	1,705
Furniture and equipment	1,753	1,726	1,753
Marketing	806	805	841
Third party services	1,691	1,703	1,677
Telephone, postage and supplies	752	731	730
State taxes	666	681	617
FDIC insurance premiums	568	631	686
Other	2,166	2,283	1,968
Total non-interest expense	22,163	22,398	21,626
Income before income taxes	11,978	10,803	11,642
Provision for income taxes	3,054	2,570	2,644
Net income	$8,924	$8,233	$8,998
Earnings per share - basic	$2.64	$2.47	$2.73
Earnings per share - diluted	$2.63	$2.46	$2.72
Cash dividends per share	$1.20	$1.16	$1.12

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2016			2015			2014
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,978	$3,054	$8,924	$10,803	$2,570	$8,233	$11,642	$2,644	$8,998
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(4,192)	(1,426)	(2,766)	(1,419)	(483)	(936)	7,657	2,604	5,053
Reclassification adjustment for gains included in net income	(674)	(229)	(445)	(783)	(266)	(517)	(1,112)	(378)	(734)
Other comprehensive (loss) income	(4,866)	(1,655)	(3,211)	(2,202)	(749)	(1,453)	6,545	2,226	4,319
Total comprehensive income	$7,112	$1,399	$5,713	$8,601	$1,821	$6,780	$18,187	$4,870	$13,317

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income		—	—	8,998	—	—	8,998
Other comprehensive income, net of tax		—	—	—	4,319	—	4,319
Cash dividends declared ($1.12 per share)		—	—	(3,688)	—	—	(3,688)
Stock issued in connection with dividend reinvestment and stock purchase plan	29,288	18	731	—	—	—	749
Stock issued for employee stock purchase plan	3,239	2	72	—	—	—	74
Stock issued for options exercised	12,473	8	157	—	—	—	165
Tax benefit of stock options exercised		—	29	—	—	—	29
Stock-based compensation expense		—	83	—	—	—	83
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income		—	—	8,233	—	—	8,233
Other comprehensive loss, net of tax		—	—	—	(1,453)	—	(1,453)
Cash dividends declared ($1.16 per share)		—	—	(3,872)	—	—	(3,872)
Stock issued in connection with dividend reinvestment and stock purchase plan	30,667	19	852	—	—	—	871
Stock issued for employee stock purchase plan	3,186	2	81	—	—	—	83
Stock issued for options exercised	9,283	6	115	—	—	—	121
Tax benefit of stock options exercised		—	21	—	—	—	21
Stock-based compensation expense		—	85	—	—	—	85
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income		—	—	8,924	—	—	8,924
Other comprehensive loss, net of tax		—	—	—	(3,211)	—	(3,211)
Cash dividends declared ($1.20 per share)		—	—	(4,066)	—	—	(4,066)
Stock issued in connection with dividend reinvestment and stock purchase plan	31,595	19	964	—	—	—	983
Stock issued for employee stock purchase plan	2,932	2	79	—	—	—	81
Stock issued for options exercised	17,380	11	297	—	—	—	308
Tax benefit of stock options exercised		—	17	—	—	—	17
Stock-based compensation expense		—	88	—	—	—	88
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2016	2015	2014
Operating Activities
Net income	$8,924	$8,233	$8,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	891	1,024	1,167
Provision for loan losses	30	200	400
Net gain on investment securities available-for-sale	(674)	(783)	(1,112)
Net (gain) loss on sale of other real estate owned, repossessed assets and premises and equipment	(2)	17	2
Net gain on sale of loans	(320)	(356)	(258)
Loss on sale of indirect lease financing portfolio	223	—	—
Gain on sale of internet domain name	—	—	(1,000)
Proceeds from sales of residential mortgages held-for-sale	9,204	10,903	6,589
Origination of residential mortgages held-for-sale	(8,686)	(11,154)	(6,711)
Income on bank-owned life insurance	(308)	(307)	(472)
Stock-based compensation expense	88	85	83
Net decrease (increase) in trading securities	593	18	(4,207)
Deferred income tax (benefit) provision	(145)	—	368
Net increase (decrease) in income taxes payable	48	77	(65)
Net (increase) decrease in accrued interest receivable	(566)	6	11
Amortization of mortgage servicing rights and change in valuation allowance	75	80	62
Net amortization of premiums and discounts on investment securities	1,846	2,094	2,148
Net increase (decrease) in accrued interest payable	5	(14)	(48)
Increase in other assets	(363)	(71)	(100)
Increase (decrease) in other liabilities	469	(936)	122
Net cash provided by operating activities	11,332	9,116	5,977
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	107,278	94,372	82,360
Proceeds from maturities of investment securities held-to-maturity	147	—	—
Proceeds from the sale of investment securities available-for-sale	32,573	47,960	29,972
Purchases of investment securities available-for-sale	(174,943)	(132,048)	(92,017)
Proceeds from redemption of investment in restricted bank stock	1,482	1,319	3,673
Purchase of restricted bank stock	(1,991)	(1,180)	(2,556)
Net increase in loans	(26,567)	(60,850)	(55,263)
Proceeds from sale of indirect lease financing portfolio held for investment	8,345	—	—
Net purchases of premises and equipment	(317)	(580)	(995)
Proceeds from sale of internet domain name	—	—	1,000
Redemption of bank-owned life insurance	—	—	234
Proceeds from sales of other real estate owned and repossessed assets	2	3,245	152
Net cash used in investing activities	(53,991)	(47,762)	(33,440)
Financing Activities
Net increase in non-interest bearing deposits	20,467	11,623	10,933
Net increase in interest-bearing deposits	3,102	26,571	26,127
Net increase in short-term borrowings	15,497	1,974	33
Repayments of long-term debt	—	—	(5,000)
Tax benefit from exercise of stock options	17	21	29
Cash dividends paid, net of reinvestment	(3,556)	(3,445)	(3,328)
Proceeds from issuance of common stock	862	648	628
Net cash provided by financing activities	36,389	37,392	29,422
Increase in cash and cash equivalents	(6,270)	(1,254)	1,959
Cash and cash equivalents at beginning of year	16,991	18,245	16,286
Cash and cash equivalents at end of period	$10,721	$16,991	$18,245
Supplemental Cash Flow Disclosures
Interest paid	$4,728	$4,520	$4,592
Income taxes paid	3,132	2,479	2,310
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	—	215	373
Unsettled trades to purchase securities	—	494	1,355

The accompanying notes are an integral part of the consolidated financial statement.

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

Trading Securities

The Company engages in trading activities for its own account. Interest and dividends are included in interest income. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. In 2014, QNB sold approximately $5,000,000 in available-for-sale municipal securities and established a trading account with a broker consisting of municipal securities and a brokerage cash account. At December 31, 2016 and 2015, the balance of municipal securities at fair value was $3,596,000 and $4,189,000, respectively, and the amount in the brokerage cash account was $1,499,000 and $1,349,000, respectively.

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

The Company follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 as it relates to the recognition and presentation of other-than-temporary impairment (“OTTI”). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the non-credit portion of a previous other-than-temporary impairment would be amortized prospectively over the remaining life of the security based on the timing of future estimated cash flows of the security.

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $1,005,000 and the Atlantic Community Bankers Bank in the amount of $12,000 at December 31, 2016. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates. These loss rates are based on a three-year history of charge-offs and are more heavily weighted for recent experience for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. When mortgage loans are sold, a portion of the cost of originating the loan is allocated to the servicing rights based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures servicing rights using the amortization method where servicing rights are amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis, an independent third party determines the fair value of QNB’s servicing assets. These assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into other non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as other non-interest income when earned and netted against the amortization of mortgage servicing rights.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At both December 31, 2016 and 2015, the Company had  no foreclosed assets.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated principally on an accelerated or straight-line basis over the estimated useful lives of the assets, or the shorter of the estimated useful life or lease term for leasehold improvements, as follows:

Buildings	10 to 39 years
Furniture and equipment	3 to 10 years
Leasehold improvements	2 to 30 years

Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized.

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the consolidated statement of income. The BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs. However, QNB intends to hold these policies and, accordingly, has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

The Company follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2016, 2015 and 2014 was approximately $94,000, $69,000 and $21,000, respectively, and is included in non-interest expense under salaries and benefits expense. The increase in 2016 is due to updated life expectancy assumptions for the actuarial calculations.  The 2015 increase was a result of a reduction in the discount rate utilized to calculate the liability.

Stock-Based Compensation

At December 31, 2016, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $88,000, $85,000 and $83,000 for the years ended December 31, 2016, 2015 and 2014, respectively. There was no tax benefit recognized related to this compensation for the years ended December 31, 2016, 2015 and 2014.

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

Year ended December 31,	2016	2015	2014
Risk free interest rate	1.14%	1.06%	0.69%
Dividend yield	3.78%	3.86%	4.28%
Volatility	22.6%	26.7%	28.1%
Expected life (years)	4.2	5.0	5.0

The weighted average fair value per share of options granted during 2016, 2015 and 2014 was $3.79, $4.38 and $3.81, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

Income Taxes

QNB accounts for income taxes under the asset/liability method in accordance with income tax accounting guidance, ASC 740 - Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2016. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2016, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to help improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as insurance commission fees, service charges, payment processing fees, trust services fees, and brokerage services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations. The guidance is effective for the QNB’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018.

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

This ASU is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. If QNB had adopted this guidance on December 31, 2016 it would have resulted in an increase in net income of $171,000. There would have been no impact on shareholder’s equity as the equity securities held by QNB are already recorded at fair value through accumulated other comprehensive income (loss).

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard on accounting for leases introduces a lessee model that brings most leases on the balance sheet, but recognizes expenses in the income statement similar to how items are recorded today. The new standard eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The ASU also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  All entities will classify leases to determine how to recognize the related revenue and expense and this classification will affect amounts that lessors record on the balance sheet. The new guidance will be effective for public companies for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. QNB is evaluating the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases as a right-of-use asset and lease liabilities on the Company's consolidated statement of financial condition.

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

For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  QNB is currently assessing the potential impact on our consolidated financial statements; however, due to the significant differences in the revised guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2016	2015	2014
Numerator for basic and diluted earnings per share - net income	$8,924	$8,233	$8,998
Denominator for basic earnings per share - weighted average shares outstanding	3,386,766	3,337,505	3,291,939
Effect of dilutive securities - employee stock options	9,073	13,034	10,635
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,395,839	3,350,539	3,302,574
Earnings per share - basic	$2.64	$2.47	$2.73
Earnings per share - diluted	$2.63	$2.46	$2.72

There were 23,500, 21,000, and 28,700 stock options that were anti-dilutive as of December 31, 2016, 2015, and 2014 respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were no shares repurchased during the years ended December 31, 2016 or 2015. As of December 31, 2016 and 2015, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2016 and 2015 QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

Note 4 - Investment Securities

Trading

Starting in 2014, QNB engaged in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in net gain on trading activities in non-interest income. There were net realized and unrealized losses of $40,000 and gains of $33,000 for the years ended December 31, 2016 and 2015, respectively. Unrealized gains on trading activity related to trading securities still held at December 31, 2016 and 2015 totaled $69,000 and $31,000, respectively. Interest and dividends are included in interest income.

Trading securities, at fair value, at December 31, 2016 and 2015 were as follows:

Fair Value
Year ended December 31,	2016	2015
State and municipal securities	$3,596	$4,189

Available-For-Sale

The amortized cost and fair values of investment securities available-for-sale at December 31, 2016 and 2015 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2016	value	gains	losses	cost
U.S. Government agency	$76,650	$36	$(2,118)	$78,732
State and municipal	72,295	614	(398)	72,079
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	145,301	561	(2,241)	146,981
Collateralized mortgage obligations (CMOs)	77,415	109	(1,846)	79,152
Pooled trust preferred	2,281	263	(891)	2,909
Corporate debt	8,030	16	(57)	8,071
Equity	8,503	587	(328)	8,244
Total investment securities available-for-sale	$390,475	$2,186	$(7,879)	$396,168

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2015	value	gains	losses	cost
U.S. Government agency	$61,779	$88	$(490)	$62,181
State and municipal	78,954	1,554	(31)	77,431
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,681	944	(920)	136,657
Collateralized mortgage obligations (CMOs)	65,610	178	(1,178)	66,610
Pooled trust preferred	2,653	259	(897)	3,291
Corporate debt	9,004	15	(95)	9,084
Equity	7,234	516	(770)	7,488
Total investment securities available-for-sale	$361,915	$3,554	$(4,381)	$362,742

The amortized cost and fair value of securities available-for-sale by contractual maturity at December 31, 2016 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2016	Fair value	cost
Due in one year or less	$9,452	$9,400
Due after one year through five years	176,439	177,748
Due after five years through ten years	182,595	186,496
Due after ten years	13,486	14,280
Equity securities	8,503	8,244
Total investment securities available-for-sale	$390,475	$396,168

Proceeds from sales of investment securities available-for-sale were $32,573,000, $47,960,000 and $29,972,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment (OTTI) of these investments.

December 31,	2016
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$758	—	$(192)	$566
Debt securities	181	$(73)	—	108
Total	$939	$(73)	$(192)	$674

December 31,	2015
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$714	$(23)	$(55)	$636
Debt securities	229	(82)	—	147
Total	$943	$(105)	$(55)	$783

December 31,	2014
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$1,051	$(6)	$—	$1,045
Debt securities	310	(243)	—	67
Total	$1,361	$(249)	$—	$1,112

The tax expense applicable to the net realized gains were $229,000, $266,000 and $378,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

There were no other-than-temporary impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2016, 2015, or 2014.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2016, 2015, or 2014. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2016	2015	2014
Balance, beginning of year	$1,153	$1,153	$1,271
Reductions: sale, collateralized debt obligation	—	—	(118)
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Balance, end of year	$1,153	$1,153	$1,153

Held-To-Maturity

There were no remaining held-to-maturity investment securities at December 31, 2016. The amortized cost and fair value of investment securities held-to-maturity at December 31, 2015 was as follows:

December 31	2015
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
State and municipal securities	$147	$4	$—	$151

There were no sales of investment securities classified as held-to-maturity during 2016, 2015, or 2014.

At December 31, 2016 and 2015, investment securities available-for-sale totaling $166,628,000 and $197,149,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Securities that have been in a continuous unrealized loss position are as follows:

December 31, 2016
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	55	$72,626	$(2,118)	$—	$—	$72,626	$(2,118)
State and municipal	70	29,280	(398)	—	—	29,280	(398)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	88	123,087	(2,241)	—	—	123,087	(2,241)
Collateralized mortgage obligations (CMOs)	68	56,853	(1,269)	15,426	(577)	72,279	(1,846)
Pooled trust preferred	5	—	—	1,952	(891)	1,952	(891)
Corporate debt	4	4,002	(57)	—	—	4,002	(57)
Equity	16	2,985	(268)	888	(60)	3,873	(328)
Total	306	$288,833	$(6,351)	$18,266	$(1,528)	$307,099	$(7,879)

December 31, 2015
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	32	$40,949	$(418)	$4,426	$(72)	$45,375	$(490)
State and municipal	20	6,646	(19)	1,555	(12)	8,201	(31)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	62	90,796	(871)	1,403	(49)	92,199	(920)
Collateralized mortgage obligations (CMOs)	49	28,372	(261)	26,354	(917)	54,726	(1,178)
Pooled trust preferred	5	—	—	2,193	(897)	2,193	(897)
Corporate debt	6	5,988	(95)	—	—	5,988	(95)
Equity	19	4,035	(695)	193	(75)	4,228	(770)
Total	193	$176,786	$(2,359)	$36,124	$(2,022)	$212,910	$(4,381)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2016 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment as well as the individual issuer’s financial condition, industry, geographic and legal environment. Based on that evaluation the Company recorded impairment charges of $192,000 to non-interest income for equity holdings during 2016. QNB has the ability and intent to hold the remaining securities in an unrealized loss position at December 31, 2016 and does not consider the remaining equity securities to be other-than-temporarily impaired.

QNB holds six pooled trust preferred securities as of December 31, 2016. These securities have a total amortized cost of $2,909,000 and a fair value of $2,281,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of December 31, 2016:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2016)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$243	$186	$(57)	$—	$(1)	B1/BB	5	—	18.0%	141.4%
PreTSL XVII	Mezzanine		597	458	(139)	—	(222)	C/CC	34	5	21.7	100.0
PreTSL XIX	Mezzanine		848	467	(381)	—	—	Caa1/CC	40	12	6.9	102.6
PreTSL XXV	Mezzanine		766	512	(254)	—	(222)	Ca/C	44	5	24.2	89.7
PreTSL XXVI	Mezzanine		389	329	(60)	—	(270)	Caa3/C	45	7	18.0	97.7
PreTSL XXVI	Mezzanine		66	329	263	—	(438)	Caa3/C	45	7	18.0	97.7
Total			$2,909	$2,281	$(628)	$—	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Federal bank regulatory agencies released a final rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at December 31, 2016 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis we evaluate our trust preferred debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. No other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations for the years ended December 31, 2016, 2015, or 2014. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

•

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures at approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, for future defaults on the individual banks in the analysis for 2016 and beyond the rate used is calculated based on historic default averages and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. Default factors used in the cash flow analysis range from 0.23% to 0.47%.

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

Based upon the analysis performed by management as of December 31, 2016, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional write-downs in the future if additional deferrals and defaults occur.

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2016	2015
Commercial:
Commercial and industrial	$110,233	$124,397
Construction	39,268	27,372
Secured by commercial real estate	255,188	235,171
Secured by residential real estate	68,731	63,164
State and political subdivisions	35,260	40,285
Indirect lease financing	—	10,371
Retail:
1-4 family residential mortgages	47,124	42,833
Home equity loans and lines	71,525	67,384
Consumer	5,670	4,286
Total loans	632,999	615,263
Net unearned costs	80	7
Loans receivable	$633,079	$615,270

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2016 and 2015, overdrafts were $171,000 and $203,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2016, there were no concentrations of loans exceeding 10% of total loans.

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

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. In October 2016, the Company sold its interest in these third-party originated lease financing receivables, recording a loss on sale of $223,000, which was essentially offset by a $220,000 reversal of the allowance for loan losses associated with this sold portfolio.

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

3 - Acceptable - average risk

4 - Watch List - greater than average risk

5 - Special Mention - potential weaknesses

6 - Substandard - well defined weaknesses

7 - Doubtful - full collection unlikely

8 - Loss - considered uncollectible

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to commercial loans, loans to state and political subdivisions and indirect lease financing at the time the loan is originated. Loans with risk ratings of one through three are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of four are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of five through eight are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2016 and 2015:

December 31, 2016	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$102,396	$686	$7,151	$—	$110,233
Construction	39,259	—	9	—	39,268
Secured by commercial real estate	238,290	5,185	11,713	—	255,188
Secured by residential real estate	65,169	231	3,331	—	68,731
State and political subdivisions	35,260	—	—	—	35,260
Total	$480,374	$6,102	$22,204	$—	$508,680

December 31, 2015	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$117,246	—	$7,151	$—	$124,397
Construction	27,355	—	17	—	27,372
Secured by commercial real estate	218,958	$361	15,852	—	235,171
Secured by residential real estate	60,286	34	2,844	—	63,164
State and political subdivisions	39,027	—	1,258	—	40,285
Indirect lease financing	10,168	—	203	—	10,371
Total	$473,040	$395	$27,325	$—	$500,760

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2016 and 2015:

December 31, 2016	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$46,858	$266	$47,124
Home equity loans and lines	71,436	89	71,525
Consumer	5,577	93	5,670
Total	$123,871	$448	$124,319

December 31, 2015	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$42,546	$287	$42,833
Home equity loans and lines	67,257	127	67,384
Consumer	4,286	—	4,286
Total	$114,089	$414	$114,503

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2016 and 2015:

December 31, 2016	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$463	—	—	$463	$109,770	$110,233
Construction	214	—	—	214	39,054	39,268
Secured by commercial real estate	64	$395	$1,596	2,055	253,133	255,188
Secured by residential real estate	—	—	285	285	68,446	68,731
State and political subdivisions	—	—	—	—	35,260	35,260
Retail:
1-4 family residential mortgages	1,459	323	—	1,782	45,342	47,124
Home equity loans and lines	107	15	—	122	71,403	71,525
Consumer	14	2	—	16	5,654	5,670
Total	$2,321	$735	$1,881	$4,937	$628,062	$632,999

December 31, 2015	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$95	—	—	$95	$124,302	$124,397
Construction	63	—	—	63	27,309	27,372
Secured by commercial real estate	443	—	$935	1,378	233,793	235,171
Secured by residential real estate	—	$97	369	466	62,698	63,164
State and political subdivisions	—	—	—	—	40,285	40,285
Indirect lease financing	320	53	130	503	9,868	10,371
Retail:
1-4 family residential mortgages	641	234	—	875	41,958	42,833
Home equity loans and lines	272	—	45	317	67,067	67,384
Consumer	12	10	—	22	4,264	4,286
Total	$1,846	$394	$1,479	$3,719	$611,544	$615,263

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2016 and 2015:

December 31, 2016	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,798
Construction	—	—
Secured by commercial real estate	—	3,007
Secured by residential real estate	—	1,866
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	266
Home equity loans and lines	—	89
Consumer	—	93
Total	$—	$10,119

December 31, 2015	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	—	$3,433
Construction	—	—
Secured by commercial real estate	—	3,627
Secured by residential real estate	—	1,803
State and political subdivisions	—	—
Indirect lease financing	$11	143
Retail:
1-4 family residential mortgages	—	287
Home equity loans and lines	—	127
Consumer	—	—
Total	$11	$9,420

Activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 are as follows:

Year ended December 31, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$41	$(140)	$37	$1,459
Construction	286	163	—	—	449
Secured by commercial real estate	2,411	227	—	8	2,646
Secured by residential real estate	1,812	(44)	(120)	112	1,760
State and political subdivisions	222	(99)	—	—	123
Indirect lease financing	164	(121)	(52)	9	—
Retail:
1-4 family residential mortgages	350	16	—	—	366
Home equity loans and lines	428	(91)	—	16	353
Consumer	76	60	(92)	32	76
Unallocated	284	(122)	N/A	N/A	162
Total	$7,554	$30	$(404)	$214	$7,394

Year ended December 31, 2015	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,892	$(353)	$(56)	$38	$1,521
Construction	297	(11)	—	—	286
Secured by commercial real estate	2,700	(214)	(84)	9	2,411
Secured by residential real estate	1,630	687	(531)	26	1,812
State and political subdivisions	221	1	—	—	222
Indirect lease financing	93	76	(21)	16	164
Retail:
1-4 family residential mortgages	312	38	—	—	350
Home equity loans and lines	453	(47)	—	22	428
Consumer	85	57	(95)	29	76
Unallocated	318	(34)	N/A	N/A	284
Total	$8,001	$200	$(787)	$140	$7,554

Year ended December 31, 2014	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,044	$(202)	$(17)	$67	$1,892
Construction	439	(142)	—	—	297
Secured by commercial real estate	2,898	(131)	(70)	3	2,700
Secured by residential real estate	1,632	1,019	(1,069)	48	1,630
State and political subdivisions	186	35	—	—	221
Loans to depository institutions	4	(4)	—	—	—
Indirect lease financing	103	15	(39)	14	93
Retail:
1-4 family residential mortgages	303	103	(95)	1	312
Home equity loans and lines	583	(84)	(156)	110	453
Consumer	64	142	(167)	46	85
Unallocated	669	(351)	N/A	N/A	318
Total	$8,925	$400	$(1,613)	$289	$8,001

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,819,000 and $1,288,000 as of December 31, 2016 and 2015, respectively. Non-performing TDRs totaled $3,555,000 and $990,000 as of December 31, 2016 and 2015, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $0, $5,000 and $909,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

December 31,	2016		2015
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance
TDRs with no specific allowance recorded	$3,992	—	$1,787	—
TDRs with an allowance recorded	1,382	$761	491	$491
Total	$5,374	$761	$2,278	$491

There were 16 newly identified TDRs during the year ended December 31, 2016. The TDR concessions involved extension of a maturity date, renewal of a line of credit and concessions to lower monthly payments which included interest only periods. As of December 31, 2016 and 2015, QNB had commitments of $30,000 and $1,919,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

The following table presents loans, by loan class, modified as TDRs during the years ended December 31, 2016 and 2015. The pre-modification outstanding recorded investment disclosed represents the carrying amounts immediately prior to the modification of the loan. The post-modification outstanding recorded investment is net of loan repayments.

Year ended December 31,	2016			2015
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	7	$1,099	$1,020	1	$47	$46
Secured by commercial real estate	2	1,296	1,251	1	400	397
Secured by residential real estate	5	1,156	1,126	—	—	—
Retail:
1-4 family residential mortgages	1	193	193	1	142	141
Consumer	1	96	93	—	—	—
Total	16	$3,840	$3,683	3	$589	$584

The following table presents loans modified as TDRs, included above, within the previous 12 months from December 31, 2016 and 2015, for which there was a payment default, past due 60 days or more, during the respective year end.

Year ended December 31,	2016		2015
TDRs Subsequently Defaulted	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial:
Secured by residential real estate	1	$111	—	$—

The company had no mortgages secured by residential real estate for which foreclosure proceedings were in process as of December 31, 2016. There were seven mortgage loans secured by residential real estate for which foreclosure proceedings were in process at December 31, 2015. The recorded investment was $197,000.

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2016	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,459	$696	$763	$110,233	$5,134	$105,099
Construction	449	—	449	39,268	224	39,044
Secured by commercial real estate	2,646	—	2,646	255,188	6,383	248,805
Secured by residential real estate	1,760	494	1,266	68,731	2,313	66,418
State and political subdivisions	123	—	123	35,260	—	35,260
Retail:
1-4 family residential mortgages	366	8	358	47,124	748	46,376
Home equity loans and lines	353	—	353	71,525	111	71,414
Consumer	76	—	76	5,670	93	5,577
Unallocated	162	N/A	N/A	N/A	N/A	N/A
Total	$7,394	$1,198	$6,034	$632,999	$15,006	$617,993

	Allowance for Loan Losses			Loans Receivable
December 31, 2015	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,521	$712	$809	$124,397	$4,586	$119,811
Construction	286	—	286	27,372	364	27,008
Secured by commercial real estate	2,411	14	2,397	235,171	6,998	228,173
Secured by residential real estate	1,812	203	1,609	63,164	2,113	61,051
State and political subdivisions	222	—	222	40,285	—	40,285
Indirect lease financing	164	20	144	10,371	146	10,225
Retail:
1-4 family residential mortgages	350	25	325	42,833	583	42,250
Home equity loans and lines	428	—	428	67,384	151	67,233
Consumer	76	—	76	4,286	—	4,286
Unallocated	284	N/A	N/A	N/A	N/A	N/A
Total	$7,554	$974	$6,296	$615,263	$14,941	$600,322

The following table summarizes additional information in regards to impaired loans by loan portfolio class as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$2,482	$2,862	$—	$3,629	$3,923	$—
Construction	224	234	—	364	364	—
Secured by commercial real estate	6,383	6,367	—	6,932	7,416	—
Secured by residential real estate	1,046	1,438	—	942	1,653	—
Indirect lease financing	—	—	—	3	3	—
Retail:
1-4 family residential mortgages	570	589	—	393	406	—
Home equity loans and lines	111	174	—	151	201	—
Consumer	93	95	—	—	—	—
Total	$10,909	$11,759	$—	$12,414	$13,966	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$2,652	$2,812	$696	$957	$1,086	$712
Construction	—	—	—	—	—	—
Secured by commercial real estate	—	—	—	66	66	14
Secured by residential real estate	1,267	1,435	494	1,171	1,279	203
Indirect lease financing	—	—	—	143	145	20
Retail:
1-4 family residential mortgages	178	193	8	190	197	25
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$4,097	$4,440	$1,198	$2,527	$2,773	$974

Total:
Commercial:
Commercial and industrial	$5,134	$5,674	$696	$4,586	$5,009	$712
Construction	224	234	—	364	364	—
Secured by commercial real estate	6,383	6,367	—	6,998	7,482	14
Secured by residential real estate	2,313	2,873	494	2,113	2,932	203
Indirect lease financing	—	—	—	146	148	20
Retail:
1-4 family residential mortgages	748	782	8	583	603	25
Home equity loans and lines	111	174	—	151	201	—
Consumer	93	95	—	—	—	—
Total	$15,006	$16,199	$1,198	$14,941	$16,739	$974

The following table presents additional information in regards to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31,	2016		2015		2014
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,200	$58	$6,108	$169	$9,305	$331
Construction	370	18	396	20	1,050	2
Secured by commercial real estate	6,129	131	7,370	149	12,304	344
Secured by residential real estate	1,960	15	1,544	—	2,452	—
Indirect lease financing	88	—	43	1	26	1
Retail:
1-4 family residential mortgages	583	10	448	6	460	5
Home equity loans and lines	129	1	135	1	169	—
Consumer	29	—	2	—	2	—
Total	$13,488	$233	$16,046	$346	$25,768	$683

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2016	2015
Land and buildings	$11,405	$11,301
Furniture and equipment	13,098	12,936
Leasehold improvements	2,324	2,322
Book value	26,827	26,559
Accumulated depreciation and amortization	(18,144)	(17,302)
Net book value	$8,683	$9,257

Depreciation and amortization expense on premises and equipment amounted to $891,000, $1,024,000, and $1,167,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $78,380,000 and $79,295,000 at December 31, 2016 and 2015, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2016	2015	2014
Balance at beginning of year	$504	$504	$519
Mortgage servicing rights capitalized	69	79	48
Mortgage servicing rights amortized	(79)	(87)	(71)
Fair market value adjustments	4	8	8
Balance at end of year	$498	$504	$504

The balance of these mortgage servicing rights are included in other assets at December 31, 2016 and 2015 and the fair value of these rights was $579,000 and $642,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 14% to 16 % for 2016 and 10% to 12% for 2015.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2017	$81
2018	69
2019	59
2020	51
2021	43

On November 26, 2014, QNB transferred its former internet domain name to a third party and recorded a gain of $1,000,000, as disclosed in a Form 8-K filing dated December 2, 2014. As a result of the purchase of an additional domain name, QNB recorded the purchase price of $8,000 as an intangible asset in other assets in 2014. This asset has no amortization expense as it has an indefinite life.

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $225,582,000 and $227,376,000 at December 31, 2016 and 2015, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2016 and 2015 were $34,446,000 and $34,507,000, respectively.

At December 31, 2016, the scheduled maturities of time deposits were as follows:

2017	$95,803
2018	34,019
2019	19,946
2020	30,752
2021	45,062
Thereafter	—
Total time deposits	$225,582

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2016
Balance	$45,339	$7,321
Maximum indebtedness at any month end	45,339	7,321
Daily average indebtedness outstanding	38,835	1,365
Average rate paid for the year	0.37%	0.66%
Average rate on period-end borrowings	0.38	0.77

2015
Balance	$37,163	—
Maximum indebtedness at any month end	37,163	—
Daily average indebtedness outstanding	31,364	$547
Average rate paid for the year	0.37%	0.34%
Average rate on period-end borrowings	0.37	—

(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $52,920,000 and $47,309,000 and a fair value of $52,314,000 and $47,200,000 and at December 31, 2016 and 2015, respectively. These securities are held in safekeeping at the Federal Reserve Bank of Philadelphia.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has four unsecured Federal funds lines granted by correspondent banks totaling $46,000,000. Federal funds purchased under these lines were $0 at both December 31, 2016 and 2015.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within restricted investment in bank stock on the consolidated balance sheets. QNB’s FHLB stock is $1,005,000 and $496,000 at December 31, 2016 and 2015, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $248,199,000. At December 31, 2016 QNB had $7,321,000 in borrowings outstanding with the FHLB reported in Note 9 as other short-term borrowings. QNB had no borrowings outstanding with the FHLB at December 31, 2015.

Note 11 - Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2016	2015	2014
Current Federal income taxes	$3,137	$2,519	$2,276
Current state income taxes	62	51	—
Deferred Federal income taxes	(145)	—	368
Net provision	$3,054	$2,570	$2,644

At December 31, 2016 and 2015, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2016	2015
Deferred tax assets
Allowance for loan losses	$2,514	$2,568
Net unrealized holding losses on investment securities available-for-sale	1,852	193
Impaired securities	448	463
Non-credit OTTI on investment securities available-for-sale	84	88
Non-accrual interest income	545	489
Deferred rent	80	73
Deferred revenue	131	114
Incurred but not reported (IBNR) medical expense	42	43
Depreciation	68	4
Bonus	68	—
Other	27	38
Total deferred tax assets	5,859	4,073
Deferred tax liabilities
Mortgage servicing rights	169	171
Net unrealized holding gains on trading investment securities	34	—
Prepaid expenses	168	193
Other	15	36
Total deferred tax liabilities	386	400
Net deferred tax asset	$5,473	$3,673

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

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year ended December 31,	2016		2015		2014
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$4,073	34.0%	$3,673	34.0%	$3,958	34.0%
Tax-exempt interest and dividend income	(1,033)	(8.6)	(1,126)	(10.4)	(1,212)	(10.4)
Bank-owned life insurance	(105)	(0.9)	(104)	(1.0)	(106)	(0.9)
Life insurance proceeds	—	—	—	—	(54)	(0.5)
Stock-based compensation expense	30	0.3	29	0.3	28	0.2
State income tax	41	0.3	34	0.3	—	—
Other	48	0.4	64	0.6	30	0.3
Total	$3,054	25.5%	$2,570	23.8%	$2,644	22.7%

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to t3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of approximately $206,000, $240,000 and $224,000 for the years ended December 31, 2016, 2015, and 2014, respectively, and a safe harbor contribution of approximately $445,000 for 2016, $441,000 for 2015, and $421,000 for 2014.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2016 Annual Meeting, shareholders approved the 2016 Employee Stock Purchase Plan (the 2016 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2016, 1,392 shares were issued under the 2016 Plan. The 2016 Plan expires May 31, 2021.  The 2011 Employee Stock Purchase Plan (the 2011 Plan), which was approved by shareholders at the 2011 Annual Meeting, expired May 31, 2016.   A total of 17,516 shares were issued under the 2011 plan.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2016	2015	2014
Shares	2,932	3,186	3,239
Price per share	$26.73 and $28.35	$25.20 and $26.73	$22.32 and $23.40

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

The 1998 Plan authorized the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2016, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and 0 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2016, there were 184,200 options granted, 65,050 options forfeited, 68,700 options exercised and 50,450 options outstanding under this Plan. The 2005 Plan expired March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 plan. There were 23,500 options granted and outstanding and no options forfeited or exercised under this Plan as of December 31, 2016.

As of December 31, 2016, there was approximately $83,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 26 months.

Stock option activity during 2016, 2015, and 2014 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	115,800	$23.51
Exercised	(20,050)	17.82
Forfeited	(27,375)	29.66
Granted	20,000	25.16
Outstanding at December 31, 2014	88,375	$23.27
Exercised	(13,750)	18.11
Forfeited	(12,750)	31.80
Granted	21,000	29.25
Outstanding at December 31, 2015	82,875	24.33
Exercised	(22,700)	20.90
Forfeited	(9,725)	25.60
Granted	23,500	30.40
Outstanding at December 31, 2016	73,950	$27.14	2.62	$640
Exercisable at December 31, 2016	18,825	$22.52	0.69	$250

As of December 31, 2016, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	6,950	$21.35	0.07	6,950	$21.35
	11,875	23.20	1.06	11,875	23.20
	13,775	25.16	2.08	—	—
	17,850	29.25	3.08	—	—
	23,500	30.40	4.13	—	—
Outstanding at December 31, 2016	73,950	$27.14	2.62	18,825	$22.52

The tax benefits and intrinsic value related to total stock options exercised during 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Tax benefits related to stock options exercised	$17	$21	$29
Intrinsic value of stock options exercised	234	148	161

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

Balance, December 31, 2015	$11,122
New loans	8,869
Repayments	(12,144)
Balance, December 31, 2016	$7,847

The following table provides additional information regarding transactions with related parties.

December 31,	2016	2015
Commitments to extend credit	$9,344	$4,200
Letters of credit	1,000	1,000
Deposits received	10,181	8,452

Note 15 - Commitments and Contingencies

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2016	2015
Commitments to extend credit and unused lines of credit	$277,216	$232,492
Standby letters of credit	16,490	9,493
Total financial instrument commitments	$293,706	$241,985

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2016 are as follows:

Minimum lease payments
2017	$470
2018	418
2019	393
2020	273
2021	193
Thereafter	3,180
Total	$4,927

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from one to ten years and certain leases allow for multiple extensions. With the exception of the renewals for a land lease related to a permanent branch site, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2016. Rent expense under leases, which includes common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2016, 2015 and 2014, was $606,000, $621,000 and $553,000, respectively.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2016, 2015 and 2014:

December 31,	2016	2015	2014
Unrealized net holding (losses) gains on available-for-sale securities	$(5,446)	$(568)	$1,975
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(247)	(259)	(600)
Accumulated other comprehensive (loss) income	(5,693)	(827)	1,375
Tax effect	1,936	281	(468)
Accumulated other comprehensive income (loss), net of tax	$(3,757)	$(546)	$907

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive income (loss)	2016	2015	2014	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$866	$838	$1,112	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(192)	(55)	—	Net other-than-temporary impairment losses on investment securities
	674	783	1,112
Tax effect	(229)	(266)	(378)	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$445	$517	$734	Net of tax

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$—	$3,596	$—	$3,596

Securities available-for-sale
U.S. Government agency securities	—	$76,650	—	$76,650
State and municipal securities	—	72,295	—	72,295
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	145,301	—	145,301
Collateralized mortgage obligations (CMOs)	—	77,415	—	77,415
Pooled trust preferred securities	—	—	$2,281	2,281
Corporate debt securities	—	8,030	—	8,030
Equity securities	$8,503	—	—	8,503
Total securities available-for-sale	$8,503	$379,691	$2,281	$390,475
Total recurring fair value measurements	$8,503	$383,287	$2,281	$394,071

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$2,899	$2,899
Mortgage servicing rights	—	—	58	58
Total nonrecurring fair value measurements	$—	$—	$2,957	$2,957

*	impairment

December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$—	$4,189	$—	$4,189

Securities available-for-sale
U.S. Government agency securities	—	$61,779	—	$61,779
State and municipal securities	—	78,954	—	78,954
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	136,681	—	136,681
Collateralized mortgage obligations (CMOs)	—	65,610	—	65,610
Pooled trust preferred securities	—	—	$2,653	2,653
Corporate debt securities	—	9,004	—	9,004
Equity securities	$7,234	—	—	7,234
Total securities available-for-sale	$7,234	$352,028	$2,653	$361,915
Total recurring fair value measurements	$7,234	$356,217	$2,653	$366,104

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$1,698	$1,698
Mortgage servicing rights	—	—	133	133
Total nonrecurring fair value measurements	$—	$—	$1,831	$1,831

*	impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2016	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$938	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	76	Used commercial vehicle and equipment guides		Guide value discounts	(4)	0% to -25%
Impaired loans	1,880	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -50%
Impaired loans	5	Agreement of sale	(6)
Mortgage servicing rights	58	Discounted cash flow		Remaining term		2 - 27 yrs
				Discount rate		14% to 16%

	Quantitative information about Level 3 fair value measurements
December 31, 2015	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,331	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	199	Used commercial vehicle and equipment guides		Guide value discounts	(4)	0% to -30%
Impaired loans	168	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25% to -70%
Mortgage servicing rights	133	Discounted cash flow		Remaining term		3 - 28 yrs
				Discount rate		10% to 12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, then additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.
(6)	Fair value is determined by the net amount due.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2016	2015
Balance, beginning of year	$2,653	$2,439
Payments received	(381)	(228)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	9	442
Transfers in and/or out of Level 3	—	—
Balance, end of year	$2,281	$2,653

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2016 and 2015. There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2016 and 2015, respectively.

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 4, despite the fact that there were some trades during 2016, the market for these securities at December 31, 2016 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2016;

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

Due to the inactive market for these securities, the Bank engaged an independent third party to value the securities using a discounted cash flow analysis. The estimated cash flows are based on specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each PreTSL. The resulting collateral cash flows are allocated to the bond waterfall using the INTEXcalc valuation model. Default rates are calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. The base loss severity assumption and long-term loss severity assumptions are modeled at 95%. The severity factor for near-term default is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions. Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 5.35% to 8.22%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2016 and 2015:

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

Impaired Loans (generally carried at fair value):  Impaired loans are loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Included in the fair value of impaired loans at December 31, 2016 and 2015 were $0 and $145,000, respectively, of loans that had no specific reserves required at year end; however, were partially charged-off at year end.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2016	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$10,721	$10,721	$10,721	—	—
Investment securities:
Trading	3,596	3,596	—	$3,596	—
Available-for-sale	390,475	390,475	8,503	379,691	$2,281
Restricted investment in bank stocks	1,017	1,017	—	1,017	—
Loans held-for-sale	789	789	—	789	—
Net loans	625,685	626,052	—	—	626,052
Mortgage servicing rights	498	579	—	—	579
Accrued interest receivable	3,128	3,128	—	3,128	—

Financial liabilities
Deposits with no stated maturities	$687,773	$687,773	$687,773	—	$—
Deposits with stated maturities	225,582	225,403	—	$225,403	—
Short-term borrowings	52,660	52,660	52,660	—	—
Accrued interest payable	335	335	—	335	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

			Fair value measurements
December 31, 2015	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,991	$16,991	$16,991	—	—
Investment securities:
Trading	4,189	4,189	—	$4,189	—
Available-for-sale	361,915	361,915	7,234	352,028	$2,653
Held-to-maturity	147	151	—	151	—
Restricted investment in bank stocks	508	508	—	508	—
Loans held-for-sale	987	1,004	—	1,004	—
Net loans	607,716	610,315	—	—	610,315
Mortgage servicing rights	504	642	—	—	642
Accrued interest receivable	2,562	2,562	—	2,562	—

Financial liabilities
Deposits with no stated maturities	$662,410	$662,410	$662,410	—	$—
Deposits with stated maturities	227,376	227,862	—	$227,862	—
Short-term borrowings	37,163	37,163	37,163	—	—
Accrued interest payable	330	330	—	330	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

Note 18 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2016	2015
Assets
Cash and cash equivalents	$60	$79
Investment securities available-for-sale	8,503	7,234
Investment in subsidiary	85,102	83,103
Other assets	3	163
Total assets	$93,668	$90,579

Liabilities
Other liabilities	$101	$136

Shareholders' equity	$93,567	$90,443
Total liabilities and shareholders' equity	$93,668	$90,579

Statements of Income
Year ended December 31,	2016	2015	2014
Dividends from subsidiary	$3,093	$3,228	$2,925
Interest, dividend and other income	171	180	142
Securities gains	566	636	1,045
Total income	3,830	4,044	4,112
Expenses	295	298	313
Income before applicable income taxes and equity in undistributed income of subsidiary	3,535	3,746	3,799
Provision for income taxes	159	163	292
Income before equity in undistributed income of subsidiary	3,376	3,583	3,507
Equity in undistributed income of subsidiary	5,548	4,650	5,491
Net income	$8,924	$8,233	$8,998

Statements of Comprehensive Income	(in thousands)
Year ended December 31,	2016			2015			2014
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,978	$3,054	$8,924	$10,803	$2,570	$8,233	$11,642	$2,644	$8,998
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(4,192)	(1,426)	(2,766)	(1,419)	(483)	(936)	7,657	2,604	5,053
Reclassification adjustment for gains included in net income	(674)	(229)	(445)	(783)	(266)	(517)	(1,112)	(378)	(734)
Other comprehensive (loss) income	(4,866)	(1,655)	(3,211)	(2,202)	(749)	(1,453)	6,545	2,226	4,319
Total comprehensive income	$7,112	$1,399	$5,713	$8,601	$1,821	$6,780	$18,187	$4,870	$13,317

Statements of Cash Flows
Year ended December 31,	2016	2015	2014
Operating Activities
Net income	$8,924	$8,233	$8,998
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(5,548)	(4,650)	(5,491)
Net securities gains	(566)	(636)	(1,045)
Stock-based compensation expense	88	85	83
(Decrease) increase in other liabilities	(67)	(87)	225
Decrease (increase) in other assets	3	(2)	12
Deferred income tax provision	14	13	29
Net cash provided by operating activities	2,848	2,956	2,811
Investing activities
Purchase of investment securities	(7,327)	(3,862)	(4,955)
Proceeds from sale of investment securities	7,137	3,713	4,839
Net cash used by investing activities	(190)	(149)	(116)
Financing activities
Cash dividend paid	(3,556)	(3,445)	(3,328)
Proceeds from issuance of common stock	862	648	628
Tax benefit from exercise of stock options	17	21	29
Net cash used by financing activities	(2,677)	(2,776)	(2,671)
(Decrease) increase in cash and cash equivalents	(19)	31	24
Cash and cash equivalents at beginning of year	79	48	24
Cash and cash equivalents at end of year	$60	$79	$48

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2016, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$104,820	12.75%	$65,777	8.00%	$82,221	10.00%
Bank	96,478	12.10	63,792	8.00	79,740	10.00

Tier I capital (to risk-weighted assets):
Consolidated	97,320	11.84	49,333	6.00	49,333	6.00
Bank	89,025	11.16	47,844	6.00	63,792	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	97,320	11.84	36,999	4.50	N/A	N/A
Bank	89,025	11.16	35,883	4.50	51,831	6.50

Tier I capital (to average assets):
Consolidated	97,320	9.16	42,479	4.00	N/A	N/A
Bank	89,025	8.45	42,144	4.00	52,680	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$98,432	12.58%	$62,613	8.00%	$78,266	10.00%
Bank	91,091	11.97	60,874	8.00	76,093	10.00

Tier I capital (to risk-weighted assets):
Consolidated	90,819	11.60	46,960	6.00	46,960	6.00
Bank	83,478	10.97	45,656	6.00	60,874	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	90,819	11.60	35,220	4.50	N/A	N/A
Bank	83,478	10.97	34,242	4.50	49,460	6.50

Tier I capital (to average assets):
Consolidated	90,819	8.87	40,934	4.00	N/A	N/A
Bank	83,478	8.22	40,632	4.00	50,790	5.00

Note 20 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2016 and 2015 are in the following table:

	Quarters Ended 2016				Quarters Ended 2015
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$8,280	$8,184	$8,287	$8,486	$7,807	$7,746	$8,138	$8,184
Interest expense	1,159	1,165	1,202	1,207	1,120	1,104	1,123	1,159
Net interest income	7,121	7,019	7,085	7,279	6,687	6,642	7,015	7,025
Provision for (credit to) loan losses	125	—	—	(95)	—	60	—	140
Non-interest income	1,576	1,374	1,644	1,073	1,677	1,599	1,493	1,263
Non-interest expense	5,519	5,593	5,616	5,435	5,527	5,664	5,573	5,634
Income before income taxes	3,053	2,800	3,113	3,012	2,837	2,517	2,935	2,514
Provision for income taxes	788	702	821	743	701	583	715	571
Net Income	$2,265	$2,098	$2,292	$2,269	$2,136	$1,934	$2,220	$1,943
Earnings Per Share - basic *	$0.67	$0.62	$0.68	$0.67	$0.64	$0.58	$0.66	$0.58
Earnings Per Share - diluted *	$0.67	$0.62	$0.67	$0.66	$0.64	$0.58	$0.66	$0.58
*	Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

c)	Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2016 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders under the captions:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders under the captions:

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2016. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
2005 Stock option plan	73,950	$27.14	—
2015 Stock option plan	—	—	300,000
2016 Employee stock purchase plan	—	—	28,608
Equity compensation plans not approved by QNB shareholders
None	—	—	—
Total	73,950	$27.14	328,608

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders under the captions:

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders under the captions:

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders under the captions:

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
10.4-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.5-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.6-

Change of Control Agreement between Registrant and Dale A. Wentz. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.7-

Change of Control Agreement between Registrant and Janice McCracken Erkes. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 8, 2014)

10.8-

Change of Control Agreement between Registrant and Christopher T. Cattie. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 14, 2016)

10.9-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)
10.10-	QNB Corp. 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 12, 2016)
21-	Subsidiaries of the Registrant
23.1-	Consent of Independent Registered Public Accounting Firm
31.1-	Section 302 Certification of the Chief Executive Officer
31.2-	Section 302 Certification of the Chief Financial Officer
32.1-	Section 906 Certification of the Chief Executive Officer
32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

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
March 15, 2017
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dennis Helf	Director, Chairman	March 15, 2017
Dennis Helf

/s/ David W. Freeman	Chief Executive Officer,	March 15, 2017
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 15, 2017
Autumn R. Bayles

/s/ Thomas J. Bisko	Director	March 15, 2017
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 15, 2017
Kenneth F. Brown, Jr.

/s/ Jennifer L. Mann	Director	March 15, 2017
Jennifer L. Mann

/s/ Anna Mae Papso	Director	March 15, 2017
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 15, 2017
Gary S. Parzych

/s/ W. Randall Stauffer	Director	March 15, 2017
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 15, 2017
Scott R. Stevenson

/s/ Janice McCracken Erkes	Chief Financial Officer	March 15, 2017
Janice McCracken Erkes	(Principal Financial Officer)

/s/ Phillip N. Geiger	Chief Accounting Officer	March 15, 2017
Phillip N. Geiger	(Principal Accounting Officer)

QNB CORP.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2016

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

10.4-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.5-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.6-

Change of Control Agreement between Registrant and Dale A. Wentz. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.7-

Change of Control Agreement between Registrant and Janice McCracken Erkes. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 8, 2014)

10.8-

Change of Control Agreement between Registrant and Christopher T. Cattie. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 14, 2016)

10.9-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)

10.10-	QNB Corp. 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 12, 2016)

21-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

*

These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.