Form 10-Q
period 2017-03-31
QNB CORP
filed 2017-05-08
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common Stock, par value $0.625	3,424,756

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2017

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$13,787	$8,897
Interest-bearing deposits in banks	6,755	1,824
Total cash and cash equivalents	20,542	10,721

Investment securities
Trading	2,358	3,596
Available-for-sale (amortized cost $387,489 and $396,168)	382,296	390,475
Restricted investment in bank stocks	910	1,017
Loans held-for-sale	903	789
Loans receivable	659,039	633,079
Allowance for loan losses	(7,719)	(7,394)
Net loans	651,320	625,685
Bank-owned life insurance	10,923	11,297
Premises and equipment, net	8,539	8,683
Accrued interest receivable	2,774	3,128
Net deferred tax assets	5,368	5,473
Other assets	3,074	2,277
Total assets	$1,089,007	$1,063,141

Liabilities
Deposits
Demand, non-interest bearing	$121,778	$119,010
Interest-bearing demand	262,076	255,754
Money market	80,099	74,762
Savings	252,471	238,247
Time	129,199	131,370
Time of $100 or more	97,268	94,212
Total deposits	942,891	913,355
Short-term borrowings	45,265	52,660
Accrued interest payable	303	335
Other liabilities	4,505	3,224
Total liabilities	992,964	969,574

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,589,325 shares and 3,576,270
shares issued; 3,424,756 and 3,411,701 shares outstanding	2,243	2,235
Surplus	17,756	17,418
Retained earnings	81,948	80,147
Accumulated other comprehensive loss, net of tax	(3,428)	(3,757)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	96,043	93,567
Total liabilities and shareholders' equity	$1,089,007	$1,063,141

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data) (unaudited)
Three months ended March 31,	2017	2016
Interest income
Interest and fees on loans	$7,072	$6,352
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,563	1,356
Tax-exempt	465	516
Interest on trading securities	29	40
Interest on interest-bearing balances and other interest income	7	16
Total interest income	9,136	8,280

Interest expense
Interest on deposits
Interest-bearing demand	174	152
Money market	52	47
Savings	259	226
Time	368	373
Time of $100 or more	323	318
Interest on short-term borrowings	80	43
Total interest expense	1,256	1,159
Net interest income	7,880	7,121
Provision for loan losses	300	125
Net interest income after provision for loan losses	7,580	6,996

Non-interest income
Total other-than-temporary impairment loss on investment securities	—	(70)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—
Net other-than temporary impairment losses on investment securities	—	(70)
Net gain on sale of investment securities	749	389
Net gain on investment securities	749	319
Net gain on trading activities	17	34
Fees for services to customers	392	383
ATM and debit card	417	388
Retail brokerage and advisory	103	170
Bank-owned life insurance	71	71
Merchant	80	73
Net gain on sale of loans	50	49
Other	111	89
Total non-interest income	1,990	1,576

Non-interest expense
Salaries and employee benefits	3,086	3,054
Net occupancy	451	441
Furniture and equipment	429	425
Marketing	229	196
Third party services	394	403
Telephone, postage and supplies	200	186
State taxes	193	180
FDIC insurance premiums	141	170
Other	465	464
Total non-interest expense	5,588	5,519
Income before income taxes	3,982	3,053
Provision for income taxes	1,122	788
Net income	$2,860	$2,265
Earnings per share - basic	$0.84	$0.67
Earnings per share - diluted	$0.83	$0.67
Cash dividends per share	$0.31	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended March 31,	2017			2016
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,982	$1,122	$2,860	$3,053	$788	$2,265
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	1,249	425	824	4,486	1,525	2,961
Reclassification adjustment for gains included in net income	(749)	(254)	(495)	(319)	(108)	(211)
Other comprehensive income	500	171	329	4,167	1,417	2,750
Total comprehensive income	$4,482	$1,293	$3,189	$7,220	$2,205	$5,015

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three months ended March 31, 2017 and 2016

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567
Net income		—	—	2,860	—	—	2,860
Other comprehensive income, net of tax		—	—	—	329	—	329
Cash dividends declared ($0.31 per share)		—	—	(1,059)	—	—	(1,059)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,656	4	238	—	—	—	242
Stock issued for options exercised	6,399	4	82	—	—	—	86
Stock-based compensation expense		—	18	—	—	—	18
Balance, March 31, 2017	3,424,756	$2,243	$17,756	$81,948	$(3,428)	$(2,476)	$96,043

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income		—	—	2,265	—	—	2,265
Other comprehensive income, net of tax		—	—	—	2,750	—	2,750
Cash dividends declared ($0.30 per share)		—	—	(1,012)	—	—	(1,012)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,657	5	241	—	—	—	246
Stock issued for options exercised	13,472	9	226	—	—	—	235
Tax benefit of stock options exercised		—	12	—	—	—	12
Stock-based compensation expense		—	16	—	—	—	16
Balance, March 31, 2016	3,381,923	$2,217	$16,468	$76,542	$2,204	$(2,476)	$94,955

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Three months ended March 31,	2017	2016
Operating Activities
Net income	$2,860	$2,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	222
Provision for loan losses	300	125
Net gain on investment securities available-for-sale	(749)	(319)
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(1)
Net gain on sale of loans	(50)	(49)
Proceeds from sales of residential mortgages held-for-sale	2,023	1,557
Origination of residential mortgages held-for-sale	(2,087)	(611)
Income on bank-owned life insurance	(71)	(71)
Stock-based compensation expense	18	16
Net decrease in trading securities	1,238	183
Deferred income tax provision	(67)	(17)
Net increase in income taxes payable	1,139	153
Net decrease (increase) in accrued interest receivable	354	(48)
Amortization of mortgage servicing rights and change in valuation allowance	20	17
Net amortization of premiums and discounts on investment securities	414	482
Net (decrease) increase in accrued interest payable	(32)	2
Increase in other assets	(817)	(553)
(Decrease) increase in other liabilities	(12)	73
Net cash provided by operating activities	4,682	3,426
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	14,116	22,102
Proceeds from the sale of investment securities available-for-sale	13,996	24,616
Purchases of investment securities available-for-sale	(18,943)	(26,740)
Proceeds from redemption of investment in restricted bank stock	1,930	1,482
Purchase of restricted bank stock	(1,823)	(1,482)
Net (increase) decrease in loans	(25,935)	13,461
Net purchases of premises and equipment	(58)	(37)
Redemption of bank-owned life insurance	446	—
Proceeds from sales of other real estate owned and repossessed assets	—	1
Net cash provided by (used in) investing activities	(16,271)	33,403
Financing Activities
Net increase in non-interest bearing deposits	2,768	7,117
Net increase (decrease) in interest-bearing deposits	26,768	(31,543)
Net (decrease) increase in short-term borrowings	(7,395)	3,263
Tax benefit from exercise of stock options	—	12
Cash dividends paid, net of reinvestment	(928)	(884)
Proceeds from issuance of common stock	197	353
Net cash provided by financing activities	21,410	(21,682)
Increase in cash and cash equivalents	9,821	15,147
Cash and cash equivalents at beginning of year	10,721	16,991
Cash and cash equivalents at end of period	$20,542	$32,138
Supplemental Cash Flow Disclosures
Interest paid	$1,288	$1,157
Income taxes paid	49	640
Non-cash transactions:
Unsettled trades to purchase securities	155	546
Unsettled trades to sell securities	—	(875)

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2016 Annual Report incorporated in the Form 10-K. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2017, for items that should potentially be recognized or disclosed in these financial statements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This ASU is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. If QNB had adopted this guidance on March 31, 2017 it would have resulted in a decrease in net income of approximately $6,000. There would have been no impact on shareholder’s equity as the equity securities held by QNB are currently recorded at fair value through accumulated other comprehensive income (loss).

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

On March 30, 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when awards vest or are settled which will eliminate additional-paid-in-capital or APIC pools. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. QNB adopted this standard effective January 1, 2017. It did not have a material impact on its consolidated financial statements; however, the most significant impact relates to how tax benefits related to stock option exercises are recorded in the financial statements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 30, 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities and will require premiums to be amortized to the earliest call date. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. QNB does not anticipate this new standard will have a material impact on its consolidated financial statements as it already uses the earliest call date to amortize premiums on callable debt securities.

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

Stock-based compensation expense was $18,000 and $16,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was approximately $150,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of March 31, 2017, there were 184,200 options granted, 65,150 options forfeited, 79,075 options exercised, and 39,975 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 48,500 options granted and outstanding under this Plan as of March 31, 2017. There were no options forfeited or exercised as of March 31, 2017. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Three months ended March 31,	2017	2016
Risk free interest rate	1.48%	1.14%
Dividend yield	3.19%	3.78%
Volatility	17.89%	22.62%
Expected life (years)	4.20	4.20

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first three months of 2017 and 2016 was $3.88 and $3.79, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the three months ended March 31, 2017 and 2016 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	73,950	$27.14
Granted	25,000	37.60
Exercised	(10,375)	22.21
Forfeited	(100)	21.35
Outstanding at March 31, 2017	88,475	$30.68	3.33	$661
Exercisable at March 31, 2017	22,125	$24.31	1.39	$306

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	82,875	$24.33
Granted	23,500	30.40
Exercised	(17,900)	20.65
Forfeited	(9,225)	25.77
Outstanding at March 31, 2016	79,250	$26.79	3.22	$264
Exercisable at March 31, 2016	24,125	$22.38	1.37	$184

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2017	2016
Numerator for basic and diluted earnings per share - net income	$2,860	$2,265
Denominator for basic earnings per share - weighted average shares outstanding	3,415,065	3,369,782
Effect of dilutive securities - employee stock options	14,165	8,154
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,429,230	3,377,936
Earnings per share - basic	$0.84	$0.67
Earnings per share - diluted	0.83	0.67

There were 25,000 and 41,350 stock options that were anti-dilutive for the three-month periods ended March 31, 2017 and 2016, respectively. These stock options were not included in the above calculation.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three months ended March 31, 2017 and 2016. As of March 31, 2017, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Unrealized net holding losses on available-for-sale securities	$(5,079)	$(5,446)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(114)	(247)
Accumulated other comprehensive loss	(5,193)	(5,693)
Tax effect	1,765	1,936
Accumulated other comprehensive loss, net of tax	$(3,428)	$(3,757)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

Three months ended March 31,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2017	2016	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$749	$389	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	(70)	Net other-than-temporary impairment losses on investment securities
	749	319
Tax effect	(254)	(108)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$495	$211	Net of tax

6. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net realized and unrealized gains of $17,000 at March 31, 2017 and net realized and unrealized losses of $40,000 recorded at December 31, 2016. Unrealized gains on trading activity related to trading securities still held at March 31, 2017 and December 31, 2016 totaled $20,000 and $69,000, respectively. Interest and dividends are included in interest income.

Trading securities, at fair value, at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
State and municipal securities	$2,358	$3,596

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2017 and December 31, 2016 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2017	value	gains	losses	cost
U.S. Government agency	$70,646	$25	$(1,847)	$72,468
State and municipal	75,728	714	(272)	75,286
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	142,230	448	(2,080)	143,862
Collateralized mortgage obligations (CMOs)	77,106	67	(1,775)	78,814
Pooled trust preferred	2,423	295	(748)	2,876
Corporate debt	8,056	29	(40)	8,067
Equity	6,107	181	(190)	6,116
Total investment securities available-for-sale	$382,296	$1,759	$(6,952)	$387,489

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2016	value	gains	losses	cost
U.S. Government agency	$76,650	$36	$(2,118)	$78,732
State and municipal	72,295	614	(398)	72,079
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	145,301	561	(2,241)	146,981
Collateralized mortgage obligations (CMOs)	77,415	109	(1,846)	79,152
Pooled trust preferred	2,281	263	(891)	2,909
Corporate debt	8,030	16	(57)	8,071
Equity	8,503	587	(328)	8,244
Total investment securities available-for-sale	$390,475	$2,186	$(7,879)	$396,168

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2017 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
March 31, 2017	Fair value	cost
Due in one year or less	$8,664	$8,589
Due after one year through five years	171,182	172,475
Due after five years through ten years	176,653	180,017
Due after ten years	19,690	20,292
Equity securities	6,107	6,116
Total investment securities available-for-sale	$382,296	$387,489

Proceeds from sales of investment securities available-for-sale were approximately $13,996,000 and $24,616,000 for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and December 31, 2016, investment securities available-for-sale totaling approximately $167,022,000 and $166,628,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended March 31, 2017				Three months ended March 31, 2016
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$725	$—	$—	$725	$382	$—	$(70)	$312
Debt securities	78	(54)	—	24	80	(73)	—	7
Total	$803	$(54)	$—	$749	$462	$(73)	$(70)	$319

The tax expense applicable to the net realized gains for the quarters and three-month periods ended March 31, 2017 and 2016 were $254,000 and $108,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities during first quarter of 2017 or 2016. The table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three months ended March 31,	2017	2016
Balance, beginning of period	$1,153	$1,153
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Balance, end of period	$1,153	$1,153

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	securities	value	losses	value	losses	value	losses
U.S. Government agency	50	$66,631	$(1,847)	$—	$—	$66,631	$(1,847)
State and municipal	66	26,959	(272)	—	—	26,959	(272)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	87	120,209	(2,080)	—	—	120,209	(2,080)
Collateralized mortgage obligations (CMOs)	70	59,295	(1,236)	14,644	(539)	73,939	(1,775)
Pooled trust preferred	5	—	—	2,068	(748)	2,068	(748)
Corporate debt	4	4,015	(40)	—	—	4,015	(40)
Equity	8	2,004	(170)	183	(20)	2,187	(190)
Total	290	$279,113	$(5,645)	$16,895	$(1,307)	$296,008	$(6,952)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	securities	value	losses	value	losses	value	losses
U.S. Government agency	55	$72,626	$(2,118)	$—	$—	$72,626	$(2,118)
State and municipal	70	29,280	(398)	—	—	29,280	(398)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	88	123,087	(2,241)	—	—	123,087	(2,241)
Collateralized mortgage obligations (CMOs)	68	56,853	(1,269)	15,426	(577)	72,279	(1,846)
Pooled trust preferred	5	—	—	1,952	(891)	1,952	(891)
Corporate debt	4	4,002	(57)	—	—	4,002	(57)
Equity	16	2,985	(268)	888	(60)	3,873	(328)
Total	306	$288,833	$(6,351)	$18,266	$(1,528)	$307,099	$(7,879)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2017 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds six pooled trust preferred securities as of March 31, 2017. These securities have a total amortized cost of approximately $2,876,000 and a fair value of $2,423,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of March 31, 2017:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2017)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$242	$188	$(54)	$—	$(1)	B1/BB	5	—	18.0%	141.6%
PreTSL XVII	Mezzanine		588	486	(102)	—	(222)	C/CC	34	5	21.7	100.3
PreTSL XIX	Mezzanine		837	498	(339)	—	—	Caa1/CC	41	12	6.9	103.1
PreTSL XXV	Mezzanine		766	541	(225)	—	(222)	Ca/C	44	5	24.2	89.9
PreTSL XXVI	Mezzanine		383	355	(28)	—	(270)	Caa3/C	44	7	18.2	98.1
PreTSL XXVI	Mezzanine		60	355	295	—	(438)	Caa3/C	44	7	18.2	98.1
			$2,876	$2,423	$(453)	$—	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Regulators released a final rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at March 31, 2017 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the first quarter of March 31, 2017 and 2016, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2015 were approximately 0.37%. Thus, in addition to the specific bank default assumptions used for the near term, for future defaults on the individual banks in the analysis for 2018 and beyond the rate used is calculated based on historic default averages and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.  Default factors used in the cash flow analysis range from 0.23% to 0.47%.

•

Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer. Based on information from various published studies, a 95% severity of loss was utilized for defaults projected in 2018 and thereafter.

Based upon the analysis performed by management as of March 31, 2017, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional write-downs in the future if additional deferrals and defaults occur.

7. LOANS & ALLOWANCE FOR LOAN LOSSES

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major classes of loans are as follows:

	March 31	December 31,
	2017	2016
Commercial:
Commercial and industrial	$120,344	$110,233
Construction	40,244	39,268
Secured by commercial real estate	268,051	255,188
Secured by residential real estate	68,681	68,731
State and political subdivisions	35,523	35,260
Retail:
1-4 family residential mortgages	48,158	47,124
Home equity loans and lines	71,587	71,525
Consumer	6,317	5,670
Total loans	658,905	632,999
Net unearned costs	134	80
Loans receivable	$659,039	$633,079

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2017 and December 31, 2016, overdrafts were approximately $118,000 and $171,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2017, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. In October 2016, the Company sold its interest in these third-party originated lease financing receivables.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2017 and December 31, 2016:

March 31, 2017	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$110,818	$4,598	$4,928	$—	$120,344
Construction	40,237	—	7	—	40,244
Secured by commercial real estate	252,137	5,131	10,783	—	268,051
Secured by residential real estate	65,903	229	2,549	—	68,681
State and political subdivisions	35,523	—	—	—	35,523
Total	$504,618	$9,958	$18,267	$—	$532,843

December 31, 2016	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$102,396	$686	$7,151	$—	$110,233
Construction	39,259	—	9	—	39,268
Secured by commercial real estate	238,290	5,185	11,713	—	255,188
Secured by residential real estate	65,169	231	3,331	—	68,731
State and political subdivisions	35,260	—	—	—	35,260
Total	$480,374	$6,102	$22,204	$—	$508,680

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2017 and December 31, 2016:

March 31, 2017	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$47,418	$740	$48,158
Home equity loans and lines	71,517	70	71,587
Consumer	6,226	91	6,317
Total	$125,161	$901	$126,062

December 31, 2016	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$46,858	$266	$47,124
Home equity loans and lines	71,436	89	71,525
Consumer	5,577	93	5,670
Total	$123,871	$448	$124,319

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016:

March 31, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$5,758	—	—	$5,758	$114,586	$120,344
Construction	—	—	—	—	40,244	40,244
Secured by commercial real estate	705	—	$93	798	267,253	268,051
Secured by residential real estate	179	—	158	337	68,344	68,681
State and political subdivisions	76	—	—	76	35,447	35,523
Retail:
1-4 family residential mortgages	875	—	481	1,356	46,802	48,158
Home equity loans and lines	168	$50	35	253	71,334	71,587
Consumer	29	11	—	40	6,277	6,317
Total	$7,790	$61	$767	$8,618	$650,287	$658,905

December 31, 2016	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$463	—	—	$463	$109,770	$110,233
Construction	214	—	—	214	39,054	39,268
Secured by commercial real estate	64	$395	$1,596	2,055	253,133	255,188
Secured by residential real estate	—	—	285	285	68,446	68,731
State and political subdivisions	—	—	—	—	35,260	35,260
Retail:
1-4 family residential mortgages	1,459	323	—	1,782	45,342	47,124
Home equity loans and lines	107	15	—	122	71,403	71,525
Consumer	14	2	—	16	5,654	5,670
Total	$2,321	$735	$1,881	$4,937	$628,062	$632,999

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2017 and December 31, 2016:

March 31, 2017	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,670
Construction	—	—
Secured by commercial real estate	—	2,215
Secured by residential real estate	—	1,812
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	740
Home equity loans and lines	—	70
Consumer	—	91
Total	$—	$9,598

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2016	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,798
Construction	—	—
Secured by commercial real estate	—	3,007
Secured by residential real estate	—	1,866
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	266
Home equity loans and lines	—	89
Consumer	—	93
Total	$—	$10,119

Activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 are as follows:

Three months ended March 31, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,459	$507	—	$12	$1,978
Construction	449	14	—	—	463
Secured by commercial real estate	2,646	(71)	—	2	2,577
Secured by residential real estate	1,760	(436)	$(3)	23	1,344
State and political subdivisions	123	1	—	—	124
Retail:					-
1-4 family residential mortgages	366	49	—	—	415
Home equity loans and lines	353	(14)	—	3	342
Consumer	76	13	(21)	9	77
Unallocated	162	237	N/A	N/A	399
Total	$7,394	$300	$(24)	$49	$7,719

Three months ended March 31, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$(56)	$(140)	$9	$1,334
Construction	286	66	—	—	352
Secured by commercial real estate	2,411	(121)	—	2	2,292
Secured by residential real estate	1,812	(140)	—	18	1,690
State and political subdivisions	222	(26)	—	—	196
Indirect lease financing	164	53	(9)	—	208
Retail:
1-4 family residential mortgages	350	2	—	—	352
Home equity loans and lines	428	(81)	—	5	352
Consumer	76	1	(17)	9	69
Unallocated	284	427	N/A	N/A	711
Total	$7,554	$125	$(166)	$43	$7,556

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,425,000 and $1,819,000 as of March 31, 2017 and December 31, 2016, respectively. Non-performing TDRs totaled $3,531,000 and $3,555,000 as of March 31, 2017 and December 31, 2016, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	March 31, 2017		December 31, 2016
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$3,653	—	$3,992	—
TDRs with an allowance recorded	1,303	$395	1,382	$761
Total	$4,956	$395	$5,374	$761

There were no newly identified TDRs during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, QNB had commitments of $925,000 and $30,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were net charge-offs of $3,000 and $0 during the three months ended March 31, 2017 and 2016, respectively, resulting from loans previously modified as TDRs.

The following tables present loans, by loan class, modified as TDRs during the three months ended March 31, 2017 and 2016. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended March 31,	2017			2016
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	—	$—	$—	6	$1,074	$1,050
Secured by residential real estate	—	—	—	3	483	479
Total	—	$—	$—	9	$1,557	$1,529

There were no loans modified as TDRs within 12 months prior to March 31, 2017 and 2016 for which there was a payment default (60 days or more past due) during the three months ended March 31, 2017 and 2016.

The Company has three consumer mortgage loans secured by residential real estate for which foreclosure proceedings are in process at March 31, 2017. The recorded investment is $516,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at March 31, 2017 and December 31, 2016 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2017	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,978	$841	$1,137	$120,344	$4,877	$115,467
Construction	463	—	463	40,244	7	40,237
Secured by commercial real estate	2,577	52	2,525	268,051	5,532	262,519
Secured by residential real estate	1,344	176	1,168	68,681	2,249	66,432
State and political subdivisions	124	—	124	35,523	—	35,523
Retail:
1-4 family residential mortgages	415	4	411	48,158	1,081	47,077
Home equity loans and lines	342	—	342	71,587	92	71,495
Consumer	77	—	77	6,317	91	6,226
Unallocated	399	N/A	N/A	N/A	N/A	N/A
Total	$7,719	$1,073	$6,247	$658,905	$13,929	$644,976

	Allowance for Loan Losses			Loans Receivable
December 31, 2016	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,459	$696	$763	$110,233	$5,134	$105,099
Construction	449	—	449	39,268	224	39,044
Secured by commercial real estate	2,646	—	2,646	255,188	6,383	248,805
Secured by residential real estate	1,760	494	1,266	68,731	2,313	66,418
State and political subdivisions	123	—	123	35,260	—	35,260
Retail:
1-4 family residential mortgages	366	8	358	47,124	748	46,376
Home equity loans and lines	353	—	353	71,525	111	71,414
Consumer	76	—	76	5,670	93	5,577
Unallocated	162	N/A	N/A	N/A	N/A	N/A
Total	$7,394	$1,198	$6,034	$632,999	$15,006	$617,993

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$2,313	$2,659	$—	$2,482	$2,862	$—
Construction	7	7	—	224	234	—
Secured by commercial real estate	5,422	5,929	—	6,383	6,367	—
Secured by residential real estate	1,020	1,430	—	1,046	1,438	—
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	908	928	—	570	589	—
Home equity loans and lines	92	132	—	111	174	—
Consumer	91	93	—	93	95	—
Total	$9,853	$11,178	$—	$10,909	$11,759	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$2,564	$2,742	$841	$2,652	$2,812	$696
Construction	—	—	—	—	—	—
Secured by commercial real estate	110	112	52	—	—	—
Secured by residential real estate	1,229	1,360	176	1,267	1,435	494
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	173	190	4	178	193	8
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$4,076	$4,404	$1,073	$4,097	$4,440	$1,198

Total:
Commercial:
Commercial and industrial	$4,877	$5,401	$841	$5,134	$5,674	$696
Construction	7	7	—	224	234	—
Secured by commercial real estate	5,532	6,041	52	6,383	6,367	—
Secured by residential real estate	2,249	2,790	176	2,313	2,873	494
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	1,081	1,118	4	748	782	8
Home equity loans and lines	92	132	—	111	174	—
Consumer	91	93	—	93	95	—
Total	$13,929	$15,582	$1,073	$15,006	$16,199	$1,198

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31,	2017		2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,995	$5	$4,570	$19
Construction	146	2	382	4
Secured by commercial real estate	6,128	40	6,554	34
Secured by residential real estate	2,278	7	2,070	4
State and political subdivisions	—	—	—	—
Indirect lease financing	—	—	129	—
Retail:
1-4 family residential mortgages	829	4	580	3
Home equity loans and lines	101	—	145	—
Consumer	92	—	—	—
Total	$14,569	$58	$14,430	$64

8. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2017:

March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$—	$2,358	$—	$2,358

Securities available-for-sale
U.S. Government agency securities	—	$70,646	—	$70,646
State and municipal securities	—	75,728	—	75,728
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	142,230	—	142,230
Collateralized mortgage obligations (CMOs)	—	77,106	—	77,106
Pooled trust preferred securities	—	—	$2,423	2,423
Corporate debt securities	—	8,056	—	8,056
Equity securities	$6,107	—	—	6,107
Total securities available-for-sale	$6,107	$373,766	$2,423	$382,296
Total recurring fair value measurements	$6,107	$376,124	$2,423	$384,654

Nonrecurring fair value measurements
Impaired loans	$—	$—	$3,003	$3,003
Mortgage servicing rights	—	—	43	43
Total nonrecurring fair value measurements	$—	$—	$3,046	$3,046

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2017. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month period ended March 31, 2017.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2016:

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2017	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,281	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	24	Used commercial vehicle and equipment guides		Guide value discounts	(4)	0% to -25%
Impaired loans	1,698	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -50%
Mortgage servicing rights	43	Discounted cash flow		Remaining term		2 to 27 yrs
				Discount rate		14% to 16%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quantitative information about Level 3 fair value measurements
December 31, 2016	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$938	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	76	Used commercial vehicle and equipment guides		Guide value discounts	(4)	0% to -25%
Impaired loans	1,880	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -50%
Impaired loans	5	Agreement of sale	(6)
Mortgage servicing rights	58	Discounted cash flow		Remaining term		2 to 27 yrs
				Discount rate		14% to 16%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.
(6)	Fair value is determined by the net amount due.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2017 and 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
	2017	2016
Balance, January 1,	$2,281	$2,653
Payments received	(34)	(71)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	176	73
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$2,423	$2,655

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades over the past few years, the market for these securities at March 31, 2017 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2017;
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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 5.18% to 7.72%. The determination of appropriate market discount rates involved the consideration of the following:

•	the time value of money
•	the price for bearing uncertainty in cash flows
•	other factors that would be considered by market participants

The analysis of discount rates involved the review of corporate bond spreads for banks, U.S. Treasury yields, credit default swap rates for financial companies (utilized as a proxy for credit), the swap/LIBOR yield curve and the characteristics of the individual securities being valued. For a further discussion of PreTSL valuation, see Note 6, Investment Securities.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2017 and December 31, 2016:

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

Impaired Loans (generally carried at fair value):  Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. .

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2017	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$20,542	$20,542	$20,542	—	—
Investment securities:
Trading	2,358	2,358	—	$2,358	—
Available-for-sale	382,296	382,296	6,107	373,766	$2,423
Restricted investment in bank stocks	910	910	—	910	—
Loans held-for-sale	903	925	—	925	—
Net loans	651,320	649,870	—	—	649,870
Mortgage servicing rights	494	595	—	—	595
Accrued interest receivable	2,774	2,774	—	2,774	—

Financial liabilities
Deposits with no stated maturities	$716,424	$716,424	$716,424	—	$—
Deposits with stated maturities	226,467	225,847	—	$225,847	—
Short-term borrowings	45,265	45,265	45,265	—	—
Accrued interest payable	303	303	—	303	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

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

9. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31,	December 31,
	2017	2016
Commitments to extend credit and unused lines of credit	$277,444	$277,216
Standby letters of credit	14,207	16,490
Total financial instrument commitments	$291,651	$293,706

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2017 and December 31, 2016 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

10. REGULATORY RESTRICTIONS

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2017, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$107,237	12.77%	$67,195	8.00%	$83,993	10.00%
Bank	98,389	11.98	65,682	8.00	82,103	10.00

Tier I capital (to risk-weighted assets):
Consolidated	99,459	11.84	50,396	6.00	50,396	6.00
Bank	90,611	11.04	49,262	6.00	65,682	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	99,459	11.84	37,797	4.50	N/A	N/A
Bank	90,611	11.04	36,946	4.50	53,367	6.50

Tier I capital (to average assets):
Consolidated	99,459	9.24	43,036	4.00	N/A	N/A
Bank	90,611	8.49	42,683	4.00	53,353	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2016 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

QNB uses the current statutory tax rate of 34% to value its deferred tax assets and liabilities. Proposed comprehensive tax reform, announced April 26, 2017, included a reduction in the U.S. corporate income tax rate to 15%. If corporate tax rates were reduced, management expects the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on Company's operating results or financial position.

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized. As a result of prolonged declines in some equity securities’ fair values, $70,000 of other-than-temporary impairment charges were recorded during the first quarter of 2016.  There were no other-than-temporary impairment charges recorded during the first quarter of 2017.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. There were no credit-related other-than-temporary impairment charges in the first quarters ended March 31, 2017 or 2016, respectively.

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collection. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Income Taxes

QNB accounts for income taxes under the asset/liability method in accordance with income tax accounting guidance, ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2017 of $2,860,000, or $0.83 per share on a diluted basis, compared to net income of $2,265,000, or $0.67 per share on a diluted basis, for the same period in 2016.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.08% and 11.76%, respectively, for the quarter March 31, 2017 compared with 0.91% and 9.88%, respectively, for the quarter ended March 31, 2016.

Total assets as of March 31, 2017 were $1,089,007,000, compared with $1,063,141,000 at December 31, 2016. Loans receivable at March 31, 2017 were $659,039,000, compared with $633,079,000 at December 31, 2016, an increase of $25,960,000, or 4.1%, with commercial lending as the largest contributor to the growth. Total deposits of $942,891,000 at March 31, 2017 increased $29,536,000, or 3.2%, compared with total deposits of $913,355,000 at December 31, 2016.

Results for the three months ended March 31, 2017 include the following significant components:

•	Net interest income increased $759,000, or 10.7%, to $7,880,000 for the three months ended March 31, 2017.
•	Net interest margin on a tax-equivalent basis increased eight basis points for the quarter to 3.22%.
•	QNB recorded $300,000 in provision for loan losses for the quarter ended March 31, 2017, compared with $125,000 for the same period in 2016.
•	Non-interest income increased $414,000, or 26.3%, to $1,990,000 for the first quarter of 2017 compared with the same period in 2016.
•	Non-interest expense increased $69,000, or 1.3%, to $5,588,000 for the first quarter of 2017, compared to the same period in 2016.
•

Total non-performing loans were $11,023,000, or 1.67% of loans receivable at March 31, 2017, compared to $11,938,000, or 1.89% of loans receivable at December 31, 2016. Loans on non-accrual status were $9,598,000 at March 31, 2017 compared with $10,119,000 at December 31, 2016. Net recoveries for the three months ended March 31, 2017 were $25,000, or -0.02% annualized of average total loans, compared with net charge-offs of $123,000, or 0.08% annualized of average total loans for the same period in 2016.

These items, as well as others, will be explained more thoroughly in the next sections.

NET INTEREST INCOME

QNB Corp. earns its net income primarily through its subsidiary, the Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. Management seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three month periods ended March 31, 2017 and 2016.

Three months ended March 31,	2017	2016
Total interest income	$9,136	$8,280
Total interest expense	1,256	1,159
Net interest income	7,880	7,121
Tax-equivalent adjustment	387	436
Net interest income (fully taxable-equivalent)	$8,267	$7,557

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$2,806	6.32%	$44	$3,866	6.30%	$61
Investment securities (AFS & HTM):
U.S. Government agencies	76,090	1.75	333	57,028	1.83	262
State and municipal	72,006	3.91	704	76,221	4.11	782
Mortgage-backed and CMOs	223,965	2.05	1,148	200,424	2.01	1,005
Pooled trust preferred securities	2,907	0.27	2	3,285	0.19	2
Corporate debt securities	8,069	1.90	38	9,081	1.60	36
Equities	6,838	3.37	57	7,523	3.67	69
Total investment securities	389,875	2.34	2,282	353,562	2.44	2,156
Loans:
Commercial real estate	375,188	4.73	4,380	325,189	4.45	3,602
Residential real estate	47,536	3.85	458	43,123	3.84	414
Home equity loans	66,389	3.85	630	62,067	3.80	586
Commercial and industrial	113,010	4.66	1,299	115,322	4.19	1,200
Indirect lease financing	-	-	-	10,409	9.27	241
Consumer loans	6,258	5.11	79	4,385	5.32	58
Tax-exempt loans	35,309	3.94	343	40,313	3.81	382
Total loans, net of unearned income*	643,690	4.53	7,189	600,808	4.34	6,483
Other earning assets	6,045	0.52	8	10,474	0.64	16
Total earning assets	1,042,416	3.71	9,523	968,710	3.62	8,716
Cash and due from banks	12,098			11,438
Allowance for loan losses	(7,443)			(7,608)
Other assets	28,833			28,649
Total assets	$1,075,904			$1,001,189

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$161,928	0.20%	80	$145,026	0.19%	70
Municipals	87,312	0.43	94	94,987	0.35	82
Money market	77,990	0.27	52	70,130	0.27	47
Savings	241,042	0.44	259	225,071	0.40	226
Time	130,699	1.14	368	134,670	1.12	373
Time of $100,000 or more	95,522	1.37	323	93,404	1.37	318
Total interest-bearing deposits	794,493	0.60	1,176	763,288	0.59	1,116
Short-term borrowings	60,560	0.54	80	43,067	0.40	43
Total interest-bearing liabilities	855,053	0.60	1,256	806,355	0.58	1,159
Non-interest-bearing deposits	117,861			98,951
Other liabilities	4,361			3,632
Shareholders' equity	98,629			92,251
Total liabilities and shareholders' equity	$1,075,904			$1,001,189
Net interest rate spread		3.11%			3.04%
Margin/net interest income		3.22%	$8,267		3.14%	$7,557

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

	Three months ended
	March 31, 2017 compared
	to March 31, 2016
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Trading securities	$(17)	$(17)	$—
Investment securities (AFS & HTM):
U.S. Government agencies	71	87	(16)
State and municipal	(78)	(43)	(35)
Mortgage-backed and CMOs	143	118	25
Pooled trust preferred securities	-	(1)	1
Corporate debt securities	2	(4)	6
Equities	(12)	(7)	(5)
Total Investment securities (AFS & HTM)	126	150	(24)
Loans:
Commercial real estate	778	519	259
Residential real estate	44	43	1
Home equity loans	44	35	9
Commercial and industrial	99	(34)	133
Indirect lease financing	(241)	(241)	-
Consumer loans	21	24	(3)
Tax-exempt loans	(39)	(50)	11
Total Loans	706	296	410
Other earning assets	(8)	(6)	(2)
Total interest income	807	423	384
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	10	8	2
Municipals	12	(7)	19
Money market	5	5	-
Savings	33	14	19
Time	(5)	(13)	8
Time of $100,000 or more	5	4	1
Total interest-bearing deposits	60	11	49
Short-term borrowings	37	16	21
Total interest expense	97	27	70
Net interest income	$710	$396	$314

Average earning assets for the first quarter of 2017 were $1,042,416,000, an increase of $73,706,000, or 7.6% from the first quarter of 2016, with average loans increasing $42,882,000, or 7.1%, and average investment securities increasing $35,253,000, or 9.9%, over the same period. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 61.7% for the first quarter of 2017, compared with 62.0% for the first quarter of 2016. On the funding side, average deposits increased $50,115,000, or 5.8%, to $912,354,000 for the first quarter of 2017 with growth in all categories except for municipal deposits and time deposits. Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the first quarter of 2017 increased $17,493,000, to $60,560,000, which consisted of average commercial repurchase agreements of $40,043,000 and average overnight

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

borrowings of $20,517,000.  For the same period in 2016, borrowings consisted of average commercial repurchase agreements of $38,652,000 and average overnight borrowings of $4,415,000.

The net interest margin for the first quarter of 2017 was 3.22% compared with 3.14% for same period in 2016.    The increase in margin was due to $416,000 of interest collected at payoff on a non-accrual loan. Without the additional interest recognized, the net interest margin would have been 3.05% compared with 2.97% for the fourth quarter of 2016.  Competition for quality loans in our local market continues to negatively impact rates and compressed the net interest margin.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $807,000, or 9.3%, to $9,523,000 for the first quarter of 2017; total interest expense increased 8.4% to $1,256,000. Growth in earning assets contributed to the increase in interest income, as well as the additional interest income referenced above.  All categories of interest-bearing deposits except money market deposits and time deposits of $100,000 or more experienced higher rates in the first quarter of 2017 compared to first quarter of 2016, due to rate increases for municipal deposits indexed to Fed Funds, and a five basis point rate increase to the eSavings and Rewards checking product in late 2016.

The yield on earning assets on a tax-equivalent basis increased nine basis points from 3.62% for the first quarter of 2016, to 3.71% for the first quarter of 2017.  Excluding the additional interest income referenced above, the yield on earning assets was 3.55%, a seven basis point decline when compared with the first quarter of 2016.  The cost of interest-bearing liabilities was 0.60% for the first quarter ended March 31, 2017, compared with 0.58% for the same period in 2016.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) increased $109,000 when comparing the quarters ended March 31, 2017 and 2016. The average yield on the investment portfolio was 2.37% for the first quarter of 2017 compared with 2.48% for the first quarter of 2016. Investment opportunities in the current rate environment provide a yield comparable to the overall portfolio yield.

Income on U.S. Government agency securities increased $71,000, as the $19,062,000, or 33.4%, increase in average balances contributed to an increase in interest income by $87,000. This was offset by a $16,000 decrease in interest income due to an eight basis point decrease in the yield from 1.83% for the first quarter of 2016 to 1.75% for the same period in 2017.

Tax-exempt municipal securities experienced a decrease in average balances of $4,215,000, which, coupled with a 20 basis point reduction in average yield, resulted in a decrease of interest income of $78,000.  QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2017. The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed securities and CMOs increased $143,000 with a four basis point increase in average yield, plus the $23,541,000 increase in average balances contributing to the increase.  This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. Mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $706,000 to $7,189,000 when comparing the first quarters of 2017 and 2016, with a 7.1% growth in average balances contributing an increase in interest income of $296,000.  While the yield on loans, at 4.53%, was nineteen basis points higher than the first quarter of 2016, excluding the additional interest income referenced above, yield on loans for the first quarter of 2017 was 4.27%, seven basis points lower than the 4.34% in first quarter of 2016.   Despite increases in the Fed funds rate in December 2016 and March 2017, competitive pressures result in new loans being originated at low rates. Mitigating competitive pricing, variable rate loans have repriced higher.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $778,000 due in part to the 15.4% increase in average balances. Average balances increased $49,999,000, to $375,188,000 for the quarter ended March 31, 2017 compared with the same quarter in 2016. The

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

yield on commercial real estate loans increased 28 basis points from 4.45% in 2016 to 4.73% in 2017.  The positive impact of the loan payoff in this category was approximately $342,000, or 27 basis points.

Income on commercial and industrial loans increased $99,000. Average balances decreased $2,312,000, or 2.0%, to $113,010,000 for the first quarter of 2017 resulting in a $34,000 decrease in income. The average yield on these loans increased 47 basis points to 4.66% resulting in an increase in income of $133,000. The positive impact of the loan payoff in this category was approximately $74,000, or 26 basis points.  Many of the loans in this category are indexed to the prime interest rate, which increased by one quarter of one percent in late December 2016 and in mid-March 2017.

Tax-exempt loan income was $343,000 for the first quarter of 2017, a decrease of $39,000 from the same period in 2016. As with municipal marketable securities, many municipalities have refinanced existing loans. While QNB has been successful in winning some of these bids, average balances have decreased $5,004,000, or 12.4%, to $35,309,000 for the first quarter of 2017, resulting in a decrease of $50,000 in income. The yield on municipal loans improved 13 basis points, to 3.94% for the first quarter of 2017, compared with the same period in 2016, resulting in an additional $11,000 in interest income.

In October 2016, QNB sold its interest in third-party originated indirect lease financing contracts.  This portfolio provided $241,000 in interest income during the first quarter of 2016.

QNB desires to become the “local consumer lender of choice” and to affect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $4,413,000, or 10.2%, to $47,536,000 for the first quarter of 2017 compared to the same period in 2016. Over this same timeframe, the average yield on the portfolio increased one basis point to 3.85% for the first quarter of 2017. The net result was an increase in interest income of $44,000. Average home equity loans increased $4,322,000, or 7.0%, to $66,389,000 while the average yield increased five basis points to 3.85% resulting in an increase in interest income of $44,000. Average consumer loans increased $1,873,000, or 42.7%, to $6,258,000 while the yield on the portfolio decreased 21 basis points to 5.11% for the first quarter of 2017 resulting in a $21,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $97,000, when comparing the first quarter of 2017 to the same period in 2016.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $18,910,000, or 19.1%, to $117,861,000 for the first quarter of 2017. QNB has been successful in increasing business checking accounts as average balances in these accounts have increased by $17,050,000, or 21.6%, to $95,872,000 when comparing the quarters. Average interest-bearing demand accounts increased $16,902,000, or 11.7%, to $161,928,000 for the first quarter of 2017. Interest expense on interest-bearing demand accounts increased $10,000 to $80,000 for the same period, as the average rate paid increased one basis point to 0.20% for the first quarter of 2017. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.05% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2017, the average balance in this product was $49,186,000 and the related interest expense was $64,000 for an average yield of 0.53%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2016 was $43,230,000 with a related interest expense of $55,000 and an average rate paid of 0.51%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $101,796,000 for the first quarter of 2016 to $112,742,000 for the first quarter of 2017. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts increased $12,000 to $94,000 for the first quarter of 2017. The average balance of municipal interest-bearing demand accounts decreased $7,675,000, or 8.1%, to $87,312,000, with the average interest rate paid on these accounts increasing eight basis points to 0.43% for the first quarter of 2017.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%, therefore the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $7,860,000, or 11.2%, to $77,990,000 for the first quarter of 2017 compared with the same period in 2016. Interest expense on money market accounts increased $5,000 to $52,000, while the average interest rate paid on

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

money market accounts was 0.27% for the first quarters of 2017 and 2016. Most of balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $33,000 when comparing the first quarter of 2017 to the first quarter of 2016, and the average rate increased four basis points to 0.44% when comparing both periods. When comparing these same periods, average savings accounts increased $15,971,000, or 7.1%, to $241,042,000 for the first quarter of 2017 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2017 of $176,331,000. This product has grown successfully since its introduction in the third quarter of 2009. The average yield paid on these accounts was 0.55% for the first quarter of 2017 and 0.50% for the same period in 2016. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $6,130,000, or 10.5%, when comparing the first quarter of 2017 average to the same period in 2016.

Total interest expense on time deposits totaled $691,000 for the first quarters of 2017 and 2016. Average total time deposits decreased by $1,853,000 to $226,221,000 for the first quarter of 2017. As with fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased two basis points from 1.22% to 1.24% when comparing the first quarter of 2016 to the same period in 2017.

Approximately $93,000,000, or 42%, of time deposits at March 31, 2017 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.69%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings increased $37,000 for the first quarter of 2017 to $80,000 when compared to the same period in 2016. When comparing these same periods, average balances increased from $43,067,000 to $60,560,000, due to an increase in average FHLB borrowings of $16,081,000, while the average rate paid increased fourteen basis points to 0.54% for the first quarter of 2017.

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

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis considers several relevant factors including: specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit.

Based on this analysis, QNB recorded $300,000 in provision for loan losses in the first quarter of 2017, compared with $125,000 for the same period in 2016. QNB's allowance for loan losses of $7,719,000 represents 1.17% of loans receivable at March 31, 2017 compared with an allowance for loan losses of $7,394,000, or 1.17% of loans receivable, at December 31, 2016, and $7,556,000, or 1.26% of loans receivable at March 31, 2016. Management believes the allowance for loan losses at March 31, 2017 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net recoveries were $25,000 for the first quarter of 2017, compared with net loan charge-offs of $123,000 for the first quarter of 2016.

Charge-offs of approximately $25,000 during the quarter ended March 31, 2017 consisted almost exclusively of overdrafts.  These were offset by $18,000 in recoveries related to sale of collateral for previously charged-off loans, and $18,000 in repayments from borrowers of previously charged-off credits, and $9,000 related to overdraft recoveries.  For the quarter ended March 31, 2017 annualized net recoveries as a percent of average loans were -0.02%, compared with 0.08% of average loans for the same period in 2016.

Non-performing assets of $13,446,000 at March 31, 2017 compares favorably with $14,219,000 as of December 31, 2016 and is slightly higher than $12,765,000 as of March 31, 2016. Included in this classification are non-performing loans, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were $11,023,000, or 1.67% of loans receivable at March 31, 2017 compared with $11,938,000, or 1.89% of loans receivable at December 31, 2016, and $10,110,000, or 1.68% of loans receivable at March 31, 2016. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2017, $8,077,000, or approximately 84% of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $18,267,000, a reduction of $3,937,000, or 17.7%, from the $22,204,000 reported at December 31, 2016 and a $7,703,000 decline from the $25,970,000 reported at March 31, 2016.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2017 or December 31, 2016 compared with $8,000 at March 31, 2016. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 1.31% of loans receivable at March 31, 2017 compared with 0.78% at December 31, 2016 and 0.66% at March 31, 2016.  The majority of the increase in the ratio of delinquent to total loans is due to a single past-due credit that is now current.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $1,425,000 at March 31, 2017, compared with $1,819,000 at December 31, 2016, and $1,268,000 at March 31, 2016. There were no newly identified troubled debt restructures in the three months ended March 31, 2017. QNB had no other real estate owned or repossessed assets as of March 31, 2017, December 31, 2016, or March 31, 2016.  Non-accrual pooled trust preferred securities are carried at fair value of $2,423,000, $2,281,000, and $2,655,000 at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The change in the carrying value of these securities reflects a combination of payments received and changes in their fair value.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2017	2016	2016
Non-accrual loans	$9,598	$10,119	$8,834
Loans past due 90 days or more and still accruing interest	—	—	8
Troubled debt restructured loans (not already included above)	1,425	1,819	1,268
Total non-performing loans	11,023	11,938	10,110
Non-accrual investment securities	2,423	2,281	2,655
Total non-performing assets	$13,446	$14,219	$12,765

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$643,327	$604,757	$600,631
Total loans	659,039	633,079	601,686

Allowance for loan losses	7,719	7,394	7,556

Allowance for loan losses to:
Non-performing loans	70.02%	61.94%	74.73%
Total loans (excluding held-for-sale)	1.17%	1.17%	1.26%
Average total loans	1.20%	1.22%	1.26%

Non-performing loans / total loans (excluding held-for-sale)	1.67%	1.89%	1.68%
Non-performing assets / total assets	1.23%	1.34%	1.27%

An analysis of net loan (recoveries) charge-offs for the three months ended March 31, 2017 compared to 2016 is as follows:

Three months ended March 31,	2017	2016
Net (recoveries) charge-offs	$(25)	$123

Net annualized (recoveries) charge-offs to:
Total loans	(0.02%)	0.08%
Average total loans excluding held-for-sale	(0.02%)	0.08%
Allowance for loan losses	(1.31%)	6.60%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At March 31, 2017 and December 31, 2016, the recorded investment in loans for which impairment has been identified totaled $13,929,000 and $15,006,000 of which $9,853,000 and $10,909,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,076,000 and $4,097,000 at March 31, 2017 and December 31, 2016, respectively, and the related allowance for loan losses associated with these loans was $1,073,000 and $1,198,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 7 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from
	ended March 31,		prior year
	2017	2016	Amount	Percent
Net gain on investment securities	$749	$319	$430	134.8%
Net gain on trading activity	17	34	(17)	-50.0%
Fees for services to customers	392	383	9	2.3%
ATM and debit card	417	388	29	7.5%
Retail brokerage and advisory	103	170	(67)	-39.4%
Bank-owned life insurance	71	71	-	0.0%
Merchant	80	73	7	9.6%
Net gain on sale of loans	50	49	1	2.0%
Other	111	89	22	24.7%
Total	$1,990	$1,576	$414	26.3%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2017 was $1,990,000, an increase of $414,000, compared to $1,576,000 for the first quarter of 2016. Excluding net gains on investment securities, trading activities and sale of loans for both periods, total non-interest income was $1,174,000 for both the first quarters of 2017 and 2016.

Net gains on investment securities increased $430,000 from $319,000 in first quarter of 2016 to $749,000 in first quarter of 2017.  Gain on investments are primarily derived from sale of equities.  Market conditions in the equities market for the quarter ended March 31, 2017 versus the same period in 2016 resulted in better opportunities for sales.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of loans increased slightly to $50,000 when comparing the two periods.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Residential mortgage loans to be sold are identified at origination.  Proceeds from the sale of residential mortgages were $2,023,000 and $1,557,000 for the first quarters of 2017 and 2016, respectively.

ATM and debit card income increased $29,000, or 7.5%, to $417,000 for the first quarter of 2017, compared to the same period in 2016, due to increases in card-based transactions and expansion of checking account households.

Other non-interest income increased $22,000, or 24.7%, due to increased credit card fees, letter of credit income, title insurance income, and sale of checks to depositors.  Fees for services to customers increased $9,000, or 2.3%, to $392,000 at March 31, 2017, due primarily to an increase in net overdraft income.

These increases in non-interest income were offset in part by a $67,000, or 39.4%, decrease in retail brokerage and advisory income.  While assets under management have grown over 39% since March 31, 2016, to $106,000,000 at March 31, 2017, the asset growth has been in products with more trailing income than up-front income.  Trading income for the first quarter of 2017 decreased $17,000, compared with the same period in 2016.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from
	ended March 31,		prior year
	2017	2016	Amount	Percent
Salaries and employee benefits	$3,086	$3,054	$32	1.0%
Net occupancy	451	441	10	2.3%
Furniture and equipment	429	425	4	0.9%
Marketing	229	196	33	16.8%
Third-party services	394	403	(9)	-2.2%
Telephone, postage and supplies	200	186	14	7.5%
State taxes	193	180	13	7.2%
FDIC insurance premiums	141	170	(29)	-17.1%
Other	465	464	1	0.2%
Total	$5,588	$5,519	$69	1.3%

Quarter to Quarter Comparison

Total non-interest expense was $5,588,000 for the first quarter of 2017, an increase of $69,000, or 1.3%, compared to the first quarter of 2016.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $32,000, or 1.0%, to $3,086,000 when comparing the two quarters.  Salary expense and related payroll taxes increased $106,000, or 4.1%, to $2,702,000 during the first quarter of 2017 compared to the same period in 2016, while medical premiums and post-retirement life insurance declined $42,000 and $35,000, respectively.

Net occupancy and furniture and equipment expense increased $14,000, or 1.6%, to $880,000 for the first quarter of 2017, with maintenance cost increases of $30,000 partially offset by a $16,000 decrease in leasehold and equipment depreciation expense.  Marketing expense increased $33,000, or 16.8%, to $229,000 for the quarter ended March 31, 2017. The increase is due to additional sponsorships and donations for the first quarter of 2017 compared to the same period in 2016.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased slightly when comparing the two periods. Telephone and postage and supplies expenses increased $14,000, or 7.5%, due to increased data line capacity, and costs related to debit card conversion and the increase in new deposits and loans.  State taxes are based on the Bank’s equity, and the $13,000 increase is due to increased net worth of the Bank as well as a higher rate in effect for 2017.  FDIC insurance premiums decreased $29,000, or 17.1%, due to the change in the FDIC insurance premium calculation, implemented starting in late 2016.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2017, QNB’s net deferred tax asset was $5,368,000. The primary components of deferred taxes are deferred tax assets of $2,625,000 relating to the allowance for loan losses, $1,766,000 related to unrealized losses on available for sale securities, $455,000 related to non-accrual interest income, $222,000 related to deferred fees and rent, $41,000 generated by OTTI charges on equity securities and $392,000 related to OTTI charges on trust preferred securities. As of December 31, 2016, QNB’s net deferred tax asset was $5,473,000. The primary difference in the balance of net deferred tax assets when comparing March 31, 2017 to December 31, 2016 is the decrease in deferred tax asset due to decreased unrealized losses on available for sale securities.

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

Applicable income tax expense was $1,122,000 for the quarter ended March 31, 2017 compared to $788,000 for the same period in 2016. The effective tax rate for first quarter of 2017 was 28.2% compared with 25.8% for the first quarter of 2016. This increase in effective tax rate in 2017 is due to the decreased proportion of tax-free income to total income, primarily municipal securities and municipal loan interest income.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment.  Rate competition for quality loans is anticipated to continue through 2017. It is also anticipated that the rate competition for attracting and retaining deposits may increase in 2017 and into 2018 as short-term interest rates increase, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2017 were $1,089,007,000 compared with $1,063,141,000 at December 31, 2016.  Cash and cash equivalents increased $9,821,000 from $10,721,000 at December 31, 2016 to $20,542,000 at March 31, 2017, due primarily to growth in deposit balances and paydowns of amortizing mortgage-backed securities during the quarter.

The composition of the investment portfolio is essentially unchanged since December 31, 2016.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

QNB owns CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, with except for PreTSL IV, that now represents the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.   The company received principal and interest payments totaling $35,000 during the first quarter of 2017.   The payments were recorded as a reduction to the amortized cost for four of these securities.  For PreTSL IV, $2,000 was recorded to interest income on a cash basis.  There was no credit-related other-than-temporary impairment charge during the quarter ended March 31, 2017 or 2016. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 6 Investment Securities and Note 8 Fair Value Measurements and Disclosures.

Loans receivable grew $25,960,000, or 4.1%, with commercial loans increasing $24,217,000, or 4.8% to $532,977,000 at March 31, 2017, compared with $508,760,000 at year-end 2016.  Retail loan balances grew $1,743,000, or 1.4% to $126,062,000, when comparing March 31, 2017 to December 31, 2016.  QNB has experienced growth in part due to market disruption created by bank mergers in its footprint throughout 2016.

Deposit growth was led by savings balances, which increased $14,224,000, or 6.0%, to $252,471,000 from December 31, 2016 to March 31, 2017. Interest-bearing demand balances, excluding municipal deposits, grew $11,258,000, or 6.9%, to $174,245,000, with Rewards checking providing $6,275,000 of the growth.  Money market balances grew $5,337,000, or 7.1%, to $80,099,000 and non-interest bearing demand balances increased $2,768,000 to $121,778,000 at March 31, 2017, due primarily to business deposits.  Municipal deposit balances decreased $4,936,000, or 5.3%, to $87,831,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Time deposits increased

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$885,000 from December 31, 2016 to March 31, 2017. It is anticipated that total deposits will decrease during the second quarter as tax money received from the local school districts during September flows out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings decreased 14.0%, from $52,660,000 at December 31, 2016 to $45,265,000 at March 31, 2017. Commercial sweep accounts decreased $1,505,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds.  Overnight borrowings from FHLB decreased $5,890,000 to $1,431,000.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2017, the Bank had a maximum borrowing capacity with the FHLB of approximately $254,206,000, net of the $1,431,000 in overnight borrowings at March 31, 2017. The maximum borrowing depends upon qualifying collateral assets and QNB’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $46,000,000. At March 31, 2017, there were no outstanding borrowings under these lines.  During the first quarter of 2017, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, trading and available-for-sale investment securities and loans held-for-sale have increased $518,000 since December 31, 2016, totaling $406,099,000 at March 31, 2017. Growth in deposits since year-end 2016 has been used to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds are called and cash flow on mortgage-backed and CMO securities continues to be steady. As interest rates rise, the cash flow available from the investment portfolio may decrease.

Approximately $167,022,000 and $166,628,000 of available-for-sale securities at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2017 was $96,043,000, or 8.82% of total assets, compared with shareholders' equity of $93,567,000, or 8.80% of total assets, at December 31, 2016. Shareholders’ equity at March 31, 2017 and December 31, 2016 included a negative adjustment of $3,428,000 and $3,757,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.11% and 9.12% at March 31, 2017 and December 31, 2016, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average shareholders' equity and average total assets were $98,629,000 and $1,075,904,000 for the quarter ended March 31, 2017, an increase of 4.4% and 4.3%, respectively, from the averages for the year ended December 31, 2016. The ratio of average total equity to average total assets was 9.17% for the quarter ended March 31, 2017 compared to 9.16% for all 2016.

Retained earnings at March 31, 2017 were impacted by three months of net income totaling $2,860,000 partially offset by dividends declared and paid of $1,059,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $242,000 and $246,000 to capital during the quarters ended March 31, 2017 and 2016, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2017, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

The following table sets forth consolidated information for QNB Corp.

	March 31,	December 31,
Capital Analysis	2017	2016
Regulatory Capital
Shareholders' equity	$96,043	$93,567
Net unrealized securities losses, net of tax	3,428	3,757
Net unrealized losses on available-for-sale equity securities, net of tax	(6)	—
Disallowed intangible assets	(6)	(4)
Common equity tier I capital	99,459	97,320

Tier I capital	99,459	97,320
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,778	7,453
Unrealized gains on equity securities, net of tax	—	47
Total regulatory capital	$107,237	$104,820
Risk-weighted assets	$839,933	$822,210
Quarterly average assets for leverage capital purposes	$1,075,898	$1,061,976

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	March 31,	December 31,
Capital Ratios	2017	2016
Common equity tier I capital / risk-weighted assets	11.84%	11.84%
Tier I capital / risk-weighted assets	11.84%	11.84%
Total regulatory capital / risk-weighted assets	12.77%	12.75%
Tier I capital / average assets (leverage ratio)	9.24%	9.16%

At March 31, 2017, common equity tier I and tier I capital ratios remain unchanged from December 31, 2016, while total regulatory capital and leverage ratios improved slightly. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2017.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2017 is liability sensitive. Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2017 and 2016 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2017	2016
+300	-8.24%	-5.18%
+200	-5.49%	-3.36%
+100	-2.65%	-1.55%
-100	*N/A	*N/A

* Certain short-term interest rates are below 1%

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2017 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2017

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended March 31, 2017. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2017 through January 31, 2017	—	—	—	42,117
February 1, 2017 through February 28, 2017	—	—	—	42,117
March 1, 2017 through March 31, 2017	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: May 8, 2017	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 8, 2017	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: May 8, 2017	By:	/s/ Phillip N. Geiger
Phillip N. Geiger
Chief Accounting Officer, QNB Bank