Form 10-Q
period 2017-06-30
QNB CORP
filed 2017-08-08
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, par value $0.625	3,433,240

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2017

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$13,596	$8,897
Interest-bearing deposits in banks	1,652	1,824
Total cash and cash equivalents	15,248	10,721

Investment securities
Trading	-	3,596
Available-for-sale (amortized cost $386,190 and $396,168)	382,564	390,475
Restricted investment in bank stocks	1,974	1,017
Loans held-for-sale	530	789
Loans receivable	695,213	633,079
Allowance for loan losses	(8,035)	(7,394)
Net loans	687,178	625,685
Bank-owned life insurance	10,736	11,297
Premises and equipment, net	8,521	8,683
Accrued interest receivable	2,506	3,128
Net deferred tax assets	4,639	5,473
Other assets	6,627	2,277
Total assets	$1,120,523	$1,063,141

Liabilities
Deposits
Demand, non-interest bearing	$120,369	$119,010
Interest-bearing demand	272,264	255,754
Money market	81,805	74,762
Savings	255,027	238,247
Time	127,970	131,370
Time of $100 or more	93,879	94,212
Total deposits	951,314	913,355
Short-term borrowings	66,907	52,660
Accrued interest payable	298	335
Other liabilities	3,254	3,224
Total liabilities	1,021,773	969,574

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,597,809 shares and 3,576,270
shares issued; 3,433,240 and 3,411,701 shares outstanding	2,249	2,235
Surplus	18,099	17,418
Retained earnings	83,271	80,147
Accumulated other comprehensive loss, net of tax	(2,393)	(3,757)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	98,750	93,567
Total liabilities and shareholders' equity	$1,120,523	$1,063,141

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$7,115	$6,332	$14,187	$12,684
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,551	1,291	3,114	2,647
Tax-exempt	484	489	949	1,005
Interest on trading securities	16	30	45	70
Interest on interest-bearing balances and other interest income	26	42	33	58
Total interest income	9,192	8,184	18,328	16,464

Interest expense
Interest on deposits
Interest-bearing demand	228	163	402	315
Money market	76	47	128	94
Savings	278	229	537	455
Time	372	371	740	744
Time of $100 or more	328	319	651	637
Interest on short-term borrowings	52	36	132	79
Total interest expense	1,334	1,165	2,590	2,324
Net interest income	7,858	7,019	15,738	14,140
Provision for loan losses	300	—	600	125
Net interest income after provision for loan losses	7,558	7,019	15,138	14,015

Non-interest income
Total other-than-temporary impairment loss on investment securities	—	(122)	—	(192)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net other-than temporary impairment losses on investment securities	—	(122)	—	(192)
Net gain on sale of investment securities	115	137	864	526
Net gain on investment securities	115	15	864	334
Net gain on trading activities	10	52	27	86
Fees for services to customers	421	397	813	780
ATM and debit card	449	422	866	810
Retail brokerage and advisory	104	126	207	296
Bank-owned life insurance	120	73	191	144
Merchant	92	83	172	156
Net gain on sale of loans	201	71	251	120
Other	103	135	214	224
Total non-interest income	1,615	1,374	3,605	2,950

Non-interest expense
Salaries and employee benefits	3,237	2,988	6,323	6,042
Net occupancy	425	426	876	867
Furniture and equipment	456	440	885	865
Marketing	307	265	536	461
Third party services	407	403	801	806
Telephone, postage and supplies	199	174	399	360
State taxes	155	141	348	321
FDIC insurance premiums	134	157	275	327
Other	622	599	1,087	1,063
Total non-interest expense	5,942	5,593	11,530	11,112
Income before income taxes	3,231	2,800	7,213	5,853
Provision for income taxes	845	702	1,967	1,490
Net income	$2,386	$2,098	$5,246	$4,363
Earnings per share - basic	$0.70	$0.62	$1.53	$1.29
Earnings per share - diluted	$0.69	$0.62	$1.53	$1.29
Cash dividends per share	$0.31	$0.30	$0.62	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended June 30,	2017			2016
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,231	$845	$2,386	$2,800	$702	$2,098
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	1,682	572	1,110	1,333	453	880
Reclassification adjustment for gains included in net income	(115)	(40)	(75)	(15)	(5)	(10)
Other comprehensive income	1,567	532	1,035	1,318	448	870
Total comprehensive income	$4,798	$1,377	$3,421	$4,118	$1,150	$2,968

Six months ended June 30,	2017			2016
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$7,213	$1,967	$5,246	$5,853	$1,490	$4,363
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	2,931	997	1,934	5,819	1,979	3,840
Reclassification adjustment for gains included in net income	(864)	(294)	(570)	(334)	(114)	(220)
Other comprehensive income	2,067	703	1,364	5,485	1,865	3,620
Total comprehensive income	$9,280	$2,670	$6,610	$11,338	$3,355	$7,983

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Six months ended June 30, 2017 and 2016

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567
Net income		—	—	5,246	—	—	5,246
Other comprehensive income, net of tax		—	—	—	1,364	—	1,364
Cash dividends declared ($0.62 per share)		—	—	(2,122)	—	—	(2,122)
Stock issued in connection with dividend reinvestment and stock purchase plan	13,579	9	503	—	—	—	512
Stock issued for employee stock purchase plan	1,318	1	41	—	—	—	42
Stock issued for options exercised	6,642	4	86	—	—	—	90
Stock-based compensation expense		—	51	—	—	—	51
Balance, June 30, 2017	3,433,240	$2,249	$18,099	$83,271	$(2,393)	$(2,476)	$98,750

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income		—	—	4,363	—	—	4,363
Other comprehensive income, net of tax		—	—	—	3,620	—	3,620
Cash dividends declared ($0.60 per share)		—	—	(2,027)	—	—	(2,027)
Stock issued in connection with dividend reinvestment and stock purchase plan	16,314	10	467	—	—	—	477
Stock issued for employee stock purchase plan	1,540	1	40	—	—	—	41
Stock issued for options exercised	13,552	8	228	—	—	—	236
Tax benefit of stock options exercised		—	12	—	—	—	12
Stock-based compensation expense		—	42	—	—	—	42
Balance, June 30, 2016	3,391,200	$2,222	$16,762	$77,625	$3,074	$(2,476)	$97,207

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Six months ended June 30,	2017	2016
Operating Activities
Net income	$5,246	$4,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403	449
Provision for loan losses	600	125
Net gain on investment securities available-for-sale	(864)	(334)
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(1)
Gain on sale of loan held for investment	(99)	-
Net gain on sale of loans	(152)	(120)
Proceeds from sales of residential mortgages held-for-sale	4,675	3,556
Origination of residential mortgages held-for-sale	(4,264)	(2,633)
Income on bank-owned life insurance	(191)	(144)
Stock-based compensation expense	51	42
Net decrease in trading securities	3,596	730
Deferred income taxes	130	(83)
Net (decrease) increase in income taxes payable	(601)	6
Net decrease in accrued interest receivable	622	186
Amortization of mortgage servicing rights and change in valuation allowance	47	36
Net amortization of premiums and discounts on investment securities	839	940
Net decrease in accrued interest payable	(37)	—
Increase in other assets	(1,203)	(493)
Increase (decrease) in other liabilities	36	(27)
Net cash provided by operating activities	8,833	6,598
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	27,255	51,888
Proceeds from the sale of investment securities available-for-sale	24,620	28,814
Purchases of investment securities available-for-sale	(44,470)	(58,655)
Proceeds from redemption of investment in restricted bank stock	2,977	1,482
Purchase of restricted bank stock	(3,934)	(1,496)
Net (increase) decrease in loans	(62,093)	10,663
Proceeds from the sale of loan held for investment	99	—
Net purchases of premises and equipment	(241)	(105)
Redemption of bank-owned life insurance	752	—
Proceeds from sales of other real estate owned and repossessed assets	1	1
Net cash (used in) provided by investing activities	(55,034)	32,592
Financing Activities
Net increase in non-interest bearing deposits	1,359	19,107
Net increase (decrease) in interest-bearing deposits	36,600	(15,608)
Net increase (decrease) in short-term borrowings	14,247	(470)
Tax benefit from exercise of stock options	—	12
Cash dividends paid, net of reinvestment	(1,858)	(1,772)
Proceeds from issuance of common stock	380	499
Net cash provided by financing activities	50,728	1,768
Increase in cash and cash equivalents	4,527	40,958
Cash and cash equivalents at beginning of year	10,721	16,991
Cash and cash equivalents at end of period	$15,248	$57,949
Supplemental Cash Flow Disclosures
Interest paid	$2,627	$2,324
Income taxes paid	2,434	1,555
Non-cash transactions:
Unsettled trades to sell securities	(2,598)	—

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2016 Annual Report incorporated in the Form 10-K. Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2017, for items that should potentially be recognized or disclosed in these financial statements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This ASU is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. If QNB had adopted this guidance on June 30, 2017 it would have resulted in a decrease in net income of approximately $116,000. There would have been no impact on shareholder’s equity as the equity securities held by QNB are currently recorded at fair value through accumulated other comprehensive income (loss).

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

Stock-based compensation expense was $33,000 and $26,000 for the three months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense was $51,000 and $42,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was approximately $129,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 32 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of June 30, 2017, there were 184,200 options granted, 65,150 options forfeited, 79,375 options exercised, and 39,675 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 48,500 options granted and outstanding under this Plan as of June 30, 2017. There were no options forfeited or exercised as of June 30, 2017. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Six months ended June 30,	2017	2016
Risk free interest rate	1.48%	1.14%
Dividend yield	3.19%	3.78%
Volatility	17.89%	22.62%
Expected life (years)	4.20	4.20

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first six months of 2017 and 2016 was $3.88 and $3.79, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the six months ended June 30, 2017 and 2016 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	73,950	$27.14
Granted	25,000	37.60
Exercised	(10,675)	22.24
Forfeited	(100)	21.35
Outstanding at June 30, 2017	88,175	$30.71	3.09	$849
Exercisable at June 30, 2017	21,825	$24.33	1.15	$349

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	82,875	$24.33
Granted	23,500	30.40
Exercised	(17,980)	20.66
Forfeited	(9,725)	25.61
Outstanding at June 30, 2016	78,670	$26.82	2.99	$407
Exercisable at June 30, 2016	23,545	$22.38	1.12	$226

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share - net income	$2,386	$2,098	$5,246	$4,363
Denominator for basic earnings per share - weighted average shares outstanding	3,425,356	3,383,109	3,420,239	3,376,445
Effect of dilutive securities - employee stock options	17,852	8,766	16,027	8,389
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,443,208	3,391,875	3,436,266	3,384,834
Earnings per share - basic	$0.70	$0.62	$1.53	$1.29
Earnings per share - diluted	0.69	0.62	1.53	1.29

There were 25,000 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2017. There were 41,350 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2016.  These stock options were not included in the above calculation.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three or six months ended June 30, 2017 and 2016. As of June 30, 2017, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Unrealized net holding losses on available-for-sale securities	$(3,596)	$(5,446)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(30)	(247)
Accumulated other comprehensive loss	(3,626)	(5,693)
Tax effect	1,233	1,936
Accumulated other comprehensive loss, net of tax	$(2,393)	$(3,757)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

Three months ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2017	2016	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$115	$137	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	(122)	Net other-than-temporary impairment losses on investment securities
	115	15
Tax effect	(40)	(5)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$75	$10	Net of tax

Six months ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2017	2016	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$864	$526	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	(192)	Net other-than-temporary impairment losses on investment securities
	864	334
Tax effect	(294)	(114)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$570	$220	Net of tax

6. INVESTMENT SECURITIES

QNB engaged in trading activities for its own account, comprised of municipal securities that were held principally for resale in the near term recorded at fair value with changes in fair value recorded in non-interest income.  During the second quarter 2017, QNB Bank redeemed the trading securities portfolio, as lack of market volatility and the interest rate environment resulted in declining performance of the portfolio.  The net realized gains recorded for the six months ended June 30, 2017 were $27,000.  The  net realized and unrealized losses  recorded at December 31, 2016 were $40,000 and fair value was $3,596,000. Unrealized gains on trading activity related to trading securities held at December 31, 2016 totaled  $69,000. Interest and dividends are included in interest income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2017 and December 31, 2016 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
June 30, 2017	value	gains	losses	cost
U.S. Government agency	$72,938	$11	$(1,541)	$74,468
State and municipal	78,687	940	(133)	77,880
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	141,358	379	(1,681)	142,660
Collateralized mortgage obligations (CMOs)	73,765	62	(1,469)	75,172
Pooled trust preferred	212	-	(30)	242
Corporate debt	8,074	31	(19)	8,062
Equity	7,530	151	(327)	7,706
Total investment securities available-for-sale	$382,564	$1,574	$(5,200)	$386,190

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2016	value	gains	losses	cost
U.S. Government agency	$76,650	$36	$(2,118)	$78,732
State and municipal	72,295	614	(398)	72,079
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	145,301	561	(2,241)	146,981
Collateralized mortgage obligations (CMOs)	77,415	109	(1,846)	79,152
Pooled trust preferred	2,281	263	(891)	2,909
Corporate debt	8,030	16	(57)	8,071
Equity	8,503	587	(328)	8,244
Total investment securities available-for-sale	$390,475	$2,186	$(7,879)	$396,168

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2017 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
June 30, 2017	Fair value	cost
Due in one year or less	$7,111	$7,069
Due after one year through five years	205,142	206,788
Due after five years through ten years	140,510	142,352
Due after ten years	22,271	22,275
Equity securities	7,530	7,706
Total investment securities available-for-sale	$382,564	$386,190

Proceeds from sales of investment securities available-for-sale were approximately $10,624,000 and $4,198,000 for the three months ended June 30, 2017 and 2016, respectively.  Proceeds from sales of investment securities available-for-sale were approximately $24,620,000 and $28,814,000 for the six months ended June 30, 2017 and 2016 respectively.

At June 30, 2017 and December 31, 2016, investment securities available-for-sale totaling approximately $171,738,000 and $166,628,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended June 30, 2017				Three months ended June 30, 2016
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains (losses)	gains	losses	losses	Net gains (losses)
Equity securities	$131	$—	$—	$131	$36	$—	$(122)	$(86)
Debt securities	431	(447)	—	(16)	101	—	—	101
Total	$562	$(447)	$—	$115	$137	$—	$(122)	$15

	Six months ended June 30, 2017				Six months ended June 30, 2016
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$856	$—	$—	$856	$417	$—	$(192)	$225
Debt securities	509	(501)	—	8	182	(73)	—	109
Total	$1,365	$(501)	$—	$864	$599	$(73)	$(192)	$334

The tax expense applicable to the net realized gains for the quarters and six-month periods ended June 30, 2017 and 2016 were $40,000 and $5,000 for the quarter and $294,000 and $114,000 year-to-date, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities during second quarter of 2017 or 2016. The table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Six months ended June 30,	2017	2016
Balance, beginning of period	$1,153	$1,153
Reductions: sale, pooled trust preferred	(1,152)	—
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Balance, end of period	$1	$1,153

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	securities	value	losses	value	losses	value	losses
U.S. Government agency	52	$69,935	$(1,541)	$—	$—	$69,935	$(1,541)
State and municipal	25	10,312	(113)	518	(20)	10,830	(133)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	90	126,077	(1,681)	—	—	126,077	(1,681)
Collateralized mortgage obligations (CMOs)	65	53,910	(1,013)	14,000	(456)	67,910	(1,469)
Pooled trust preferred	1	—	—	212	(30)	212	(30)
Corporate debt	3	3,016	(19)	—	—	3,016	(19)
Equity	13	2,962	(276)	498	(51)	3,460	(327)
Total	249	$266,212	$(4,643)	$15,228	$(557)	$281,440	$(5,200)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	securities	value	losses	value	losses	value	losses
U.S. Government agency	55	$72,626	$(2,118)	$—	$—	$72,626	$(2,118)
State and municipal	70	29,280	(398)	—	—	29,280	(398)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	88	123,087	(2,241)	—	—	123,087	(2,241)
Collateralized mortgage obligations (CMOs)	68	56,853	(1,269)	15,426	(577)	72,279	(1,846)
Pooled trust preferred	5	—	—	1,952	(891)	1,952	(891)
Corporate debt	4	4,002	(57)	—	—	4,002	(57)
Equity	16	2,985	(268)	888	(60)	3,873	(328)
Total	306	$288,833	$(6,351)	$18,266	$(1,528)	$307,099	$(7,879)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2017 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds one trust preferred security, PreTSL IV.  As of June 30, 2017, PreTSL IV is no longer considered impaired:  all capitalized interest has been repaid, no cashflows are being diverted to any senior tranche, and the bond has excess subordination, which represents cushion to absorb future defaults or deferrals.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information related to the pooled trust preferred security (PreTSL) as of June 30, 2017:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2017)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$242	$212	$(30)	$—	$(1)	B1/BB	5	—	18.0%	141.6%

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with a $2,235,000 carrying value, recording a loss on sale of $15,000, included in non-interest income in the consolidated statement of income.  Several years ago, QNB had recorded $1,152,000 in OTTI for four of these five these bonds, and subsequently applied any cashflow received to the balance of these non-performing, nonaccrual assets. Improvement in market prices for these securities during the second quarter 2017 reduced realized losses, and the reduction of approximately $19,000,000 in risk-based assets required for these bonds drove the decision to redeem these debt securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the quarter and six months ended June 30, 2017 and 2016, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations.

PreTSL IV is rated lower than AA and measured for OTTI within the scope of ASC 325 (formerly known as EITF 99-20), Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and Amendments to the Impairment Guidance of EITF Issue No. 99-20 (formerly known as EITF 99-20-1). In addition to discounted cash-flows, QNB considers trends in the financial performance ratios of the bond’s underlying issuers, as well as the bond’s structure (QNB holds the senior-most obligation of the trust for PreTSL IV), determining there is little likelihood of default. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges.  Lack of liquidity in the market for trust preferred collateralized debt obligations contributed to the temporary impairment of this security. Although classified as available-for-sale, the Company has the intent to hold PreTSL IV and does not believe it will be required to sell it before recovery occurs.  QNB could be subject to additional write-downs in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major classes of loans are as follows:

	June 30	December 31,
	2017	2016
Commercial:
Commercial and industrial	$140,218	$110,233
Construction	44,823	39,268
Secured by commercial real estate	276,738	255,188
Secured by residential real estate	68,704	68,731
State and political subdivisions	35,259	35,260
Retail:
1-4 family residential mortgages	51,138	47,124
Home equity loans and lines	71,791	71,525
Consumer	6,394	5,670
Total loans	695,065	632,999
Net unearned costs	148	80
Loans receivable	$695,213	$633,079

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At June 30, 2017 and December 31, 2016, overdrafts were approximately $100,000 and $171,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2017, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2017 and December 31, 2016:

June 30, 2017	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$132,360	$3,153	$4,705	$—	$140,218
Construction	44,819	—	4	—	44,823
Secured by commercial real estate	261,754	4,630	10,354	—	276,738
Secured by residential real estate	65,984	227	2,493	—	68,704
State and political subdivisions	35,259	—	—	—	35,259
Total	$540,176	$8,010	$17,556	$—	$565,742

December 31, 2016	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$102,396	$686	$7,151	$—	$110,233
Construction	39,259	—	9	—	39,268
Secured by commercial real estate	238,290	5,185	11,713	—	255,188
Secured by residential real estate	65,169	231	3,331	—	68,731
State and political subdivisions	35,260	—	—	—	35,260
Total	$480,374	$6,102	$22,204	$—	$508,680

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2017 and December 31, 2016:

June 30, 2017	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$50,264	$874	$51,138
Home equity loans and lines	71,679	112	71,791
Consumer	6,305	89	6,394
Total	$128,248	$1,075	$129,323

December 31, 2016	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$46,858	$266	$47,124
Home equity loans and lines	71,436	89	71,525
Consumer	5,577	93	5,670
Total	$123,871	$448	$124,319

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016:

June 30, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$73	—	—	$73	$140,145	$140,218
Construction	—	—	—	—	44,823	44,823
Secured by commercial real estate	59	—	$775	834	275,904	276,738
Secured by residential real estate	218	$204	155	577	68,127	68,704
State and political subdivisions	—	—	—	—	35,259	35,259
Retail:
1-4 family residential mortgages	—	—	481	481	50,657	51,138
Home equity loans and lines	—	31	50	81	71,710	71,791
Consumer	23	7	10	40	6,354	6,394
Total	$373	$242	$1,471	$2,086	$692,979	$695,065

December 31, 2016	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$463	—	—	$463	$109,770	$110,233
Construction	214	—	—	214	39,054	39,268
Secured by commercial real estate	64	$395	$1,596	2,055	253,133	255,188
Secured by residential real estate	—	—	285	285	68,446	68,731
State and political subdivisions	—	—	—	—	35,260	35,260
Retail:
1-4 family residential mortgages	1,459	323	—	1,782	45,342	47,124
Home equity loans and lines	107	15	—	122	71,403	71,525
Consumer	14	2	—	16	5,654	5,670
Total	$2,321	$735	$1,881	$4,937	$628,062	$632,999

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2017 and December 31, 2016:

June 30, 2017	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,467
Construction	—	—
Secured by commercial real estate	—	2,140
Secured by residential real estate	—	1,771
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	874
Home equity loans and lines	—	112
Consumer	—	89
Total	$—	$9,453

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2016	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,798
Construction	—	—
Secured by commercial real estate	—	3,007
Secured by residential real estate	—	1,866
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	266
Home equity loans and lines	—	89
Consumer	—	93
Total	$—	$10,119

Activity in the allowance for loan losses for the three months ended June 30, 2017 and 2016 are as follows:

Three months ended June 30, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,978	$191	—	$8	$2,177
Construction	463	53	—	—	516
Secured by commercial real estate	2,577	61	—	2	2,640
Secured by residential real estate	1,344	(156)	—	12	1,200
State and political subdivisions	124	(1)	—	—	123
Retail:
1-4 family residential mortgages	415	24	—	—	439
Home equity loans and lines	342	(25)	—	2	319
Consumer	77	9	$(18)	10	78
Unallocated	399	144	N/A	N/A	543
Total	$7,719	$300	$(18)	$34	$8,035

Three months ended June 30, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,334	$6	—	$10	$1,350
Construction	352	77	—	—	429
Secured by commercial real estate	2,292	(63)	—	2	2,231
Secured by residential real estate	1,690	(162)	$(20)	42	1,550
State and political subdivisions	196	8	—	—	204
Indirect lease financing	208	52	(43)	9	226
Retail:
1-4 family residential mortgages	352	(54)	—	—	298
Home equity loans and lines	352	(14)	—	5	343
Consumer	69	15	(16)	5	73
Unallocated	711	135	N/A	N/A	846
Total	$7,556	$—	$(79)	$73	$7,550

Activity in the allowance for loan losses for the six months ended June 30, 2017 and 2016 are as follows:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,459	$698	—	$20	$2,177
Construction	449	67	—	—	516
Secured by commercial real estate	2,646	(10)	—	4	2,640
Secured by residential real estate	1,760	(592)	$(3)	35	1,200
State and political subdivisions	123	—	—	—	123
Retail:
1-4 family residential mortgages	366	73	—	—	439
Home equity loans and lines	353	(39)	—	5	319
Consumer	76	22	(39)	19	78
Unallocated	162	381	N/A	N/A	543
Total	$7,394	$600	$(42)	$83	$8,035

Six months ended June 30, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$(50)	$(140)	$19	$1,350
Construction	286	143	—	—	429
Secured by commercial real estate	2,411	(184)	—	4	2,231
Secured by residential real estate	1,812	(302)	(20)	60	1,550
State and political subdivisions	222	(18)	—	—	204
Indirect lease financing	164	105	(52)	9	226
Retail:
1-4 family residential mortgages	350	(52)	—	—	298
Home equity loans and lines	428	(95)	—	10	343
Consumer	76	16	(33)	14	73
Unallocated	284	562	N/A	N/A	846
Total	$7,554	$125	$(245)	$116	$7,550

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,393,000 and $1,819,000 as of June 30, 2017 and December 31, 2016, respectively. Non-performing TDRs totaled $3,339,000 and $3,555,000 as of June 30, 2017 and December 31, 2016, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	June 30, 2017		December 31, 2016
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$4,110	—	$3,992	—
TDRs with an allowance recorded	622	$311	1,382	$761
Total	$4,732	$311	$5,374	$761

There were no newly identified TDRs during the six months ended June 30, 2017. As of June 30, 2017, and December 31, 2016, QNB had commitments of $20,000 and $30,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were net charge-offs of $3,000 and $0 during the six months ended June 30, 2017 and 2016, respectively, resulting from loans previously modified as TDRs.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans, by loan class, modified as TDRs during the three and six months ended June 30, 2017 and 2016. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended June 30,	2017			2016
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Secured by residential real estate	—	$—	$—	1	$41	$41

Six months ended June 30,	2017			2016
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	—	$—	$—	6	$1,074	$1,069
Secured by residential real estate	—	—	—	4	524	512
Total	—	$—	$—	10	$1,598	$1,581

There was one loan with an outstanding balance of $21,000 that was modified as a TDR within 12 months prior to June 30, 2017 for which there was a payment default (60 days or more past due) during the six months ended June 30, 2017. There were no loans modified as TDRs within 12 months prior to June 30, 2016 for which there was a payment default during the six months ended June 30, 2016.

The Company has three consumer mortgage loans secured by residential real estate for which foreclosure proceedings are in process at June 30, 2017. The recorded investment is $531,000.

The following tables present the balance in the allowance for loan losses at June 30, 2017 and December 31, 2016 disaggregated based on the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated based on the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2017	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,177	$964	$1,213	$140,218	$4,712	$135,506
Construction	516	—	516	44,823	4	44,819
Secured by commercial real estate	2,640	42	2,598	276,738	5,401	271,337
Secured by residential real estate	1,200	127	1,073	68,704	2,200	66,504
State and political subdivisions	123	—	123	35,259	—	35,259
Retail:
1-4 family residential mortgages	439	—	439	51,138	1,213	49,925
Home equity loans and lines	319	—	319	71,791	134	71,657
Consumer	78	—	78	6,394	89	6,305
Unallocated	543	N/A	N/A	N/A	N/A	N/A
Total	$8,035	$1,133	$6,359	$695,065	$13,753	$681,312

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Allowance for Loan Losses			Loans Receivable
December 31, 2016	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,459	$696	$763	$110,233	$5,134	$105,099
Construction	449	—	449	39,268	224	39,044
Secured by commercial real estate	2,646	—	2,646	255,188	6,383	248,805
Secured by residential real estate	1,760	494	1,266	68,731	2,313	66,418
State and political subdivisions	123	—	123	35,260	—	35,260
Retail:
1-4 family residential mortgages	366	8	358	47,124	748	46,376
Home equity loans and lines	353	—	353	71,525	111	71,414
Consumer	76	—	76	5,670	93	5,577
Unallocated	162	N/A	N/A	N/A	N/A	N/A
Total	$7,394	$1,198	$6,034	$632,999	$15,006	$617,993

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$2,235	$2,584	$—	$2,482	$2,862	$—
Construction	4	4	—	224	234	—
Secured by commercial real estate	5,299	5,832	—	6,383	6,367	—
Secured by residential real estate	1,607	2,037	—	1,046	1,438	—
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	1,213	1,256	—	570	589	—
Home equity loans and lines	134	176	—	111	174	—
Consumer	89	92	—	93	95	—
Total	$10,581	$11,981	$—	$10,909	$11,759	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$2,477	$2,686	$964	$2,652	$2,812	$696
Construction	—	—	—	—	—	—
Secured by commercial real estate	102	105	42	—	—	—
Secured by residential real estate	593	724	127	1,267	1,435	494
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	178	193	8
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$3,172	$3,515	$1,133	$4,097	$4,440	$1,198

Total:
Commercial:
Commercial and industrial	$4,712	$5,270	$964	$5,134	$5,674	$696
Construction	4	4	—	224	234	—
Secured by commercial real estate	5,401	5,937	42	6,383	6,367	—
Secured by residential real estate	2,200	2,761	127	2,313	2,873	494
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	1,213	1,256	—	748	782	8
Home equity loans and lines	134	176	—	111	174	—
Consumer	89	92	—	93	95	—
Total	$13,753	$15,496	$1,133	$15,006	$16,199	$1,198

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six Months Ended June 30,	2017		2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,879	$8	$4,370	$35
Construction	86	2	429	10
Secured by commercial real estate	5,838	78	6,426	67
Secured by residential real estate	2,252	13	2,013	7
State and political subdivisions	—	—	—	—
Indirect lease financing	—	—	112	—
Retail:
1-4 family residential mortgages	955	7	576	5
Home equity loans and lines	102	1	139	1
Consumer	91	—	—	—
Total	$14,203	$109	$14,065	$125

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparable transactions. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the security’s relationship to other benchmark quoted securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2017:

June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	—	$72,938	—	$72,938
State and municipal securities	—	78,687	—	78,687
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	141,358	—	141,358
Collateralized mortgage obligations (CMOs)	—	73,765	—	73,765
Pooled trust preferred securities	—	—	$212	212
Corporate debt securities	—	8,074	—	8,074
Equity securities	$7,530	—	—	7,530
Total securities available-for-sale	$7,530	$374,822	$212	$382,564
Total recurring fair value measurements	$7,530	$374,822	$212	$382,564

Nonrecurring fair value measurements
Impaired loans	$—	$—	$2,039	$2,039
Mortgage servicing rights	—	—	36	36
Total nonrecurring fair value measurements	$—	$—	$2,075	$2,075

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three or six months ended June 30, 2017. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- and six-month periods ended June 30, 2017.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2017	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$526	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	14	Used commercial vehicle and equipment guides		Guide value discounts	(4)	-25%
Impaired loans	$1,499	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25% to -50%
Mortgage servicing rights	36	Discounted cash flow		Remaining term		2 to 27 yrs
				Discount rate		14% to 16%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quantitative information about Level 3 fair value measurements
December 31, 2016	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$938	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	76	Used commercial vehicle and equipment guides		Guide value discounts	(4)	0% to -25%
Impaired loans	1,880	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -50%
Impaired loans	5	Agreement of sale	(6)
Mortgage servicing rights	58	Discounted cash flow		Remaining term		2 to 27 yrs
				Discount rate		14% to 16%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value or sale price.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets, accounts receivable, and inventory) are discounted to estimated realizable liquidation value.
(6)	Fair value is determined by the net amount due.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2017 and 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
	2017	2016
Balance, January 1,	$2,281	$2,653
Payments received	(55)	(197)
Sale of securities	(2,026)	—
Total gains or losses (realized/unrealized)
Included in earnings	(15)	—
Included in other comprehensive income	27	(56)
Transfers in and/or out of Level 3	—	—
Balance, June 30,	$212	$2,400

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2017;
•

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	Trust preferred securities will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

The Bank utilized a third party to value this security using a discounted cash flow analysis.  Based on management’s review of the five underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cash flows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year swap rate is used as the reference rate, since it is indicative of market expectation for short term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 6.18% includes the risk-free rate, a credit component and a spread for illiquidity. For a further discussion of PreTSL valuation see Note 6, Investment Securities.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2017 and December 31, 2016:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2017	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,248	$15,248	$15,248	—	—
Investment securities: Available-for-sale	382,564	382,564	7,530	$374,822	$212
Restricted investment in bank stocks	1,974	1,974	—	1,974	—
Loans held-for-sale	530	539	—	539	—
Net loans	687,178	694,371	—	—	694,371
Mortgage servicing rights	485	571	—	—	571
Accrued interest receivable	2,506	2,506	—	2,506	—

Financial liabilities
Deposits with no stated maturities	$729,465	$729,465	$729,465	—	$—
Deposits with stated maturities	221,849	221,628	—	$221,628	—
Short-term borrowings	66,907	66,907	66,907	—	—
Accrued interest payable	298	298	—	298	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30,	December 31,
	2017	2016
Commitments to extend credit and unused lines of credit	$295,823	$277,216
Standby letters of credit	14,386	16,490
Total financial instrument commitments	$310,209	$293,706

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

making conditional obligations as it does for on-balance sheet instruments. The majority of these standby letters of credit expire within one year with the longest term being five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2017 and December 31, 2016 for guarantees under standby letters of credit issued is not material.

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2017, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$109,129	12.76%	$68,444	8.00%	$85,555	10.00%
Bank	100,244	12.04	66,628	8.00	83,285	10.00

Tier I capital (to risk-weighted assets):
Consolidated	101,021	11.81	51,333	6.00	51,333	6.00
Bank	92,136	11.06	49,971	6.00	66,628	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	101,021	11.81	38,500	4.50	N/A	N/A
Bank	92,136	11.06	37,478	4.50	54,135	6.50

Tier I capital (to average assets):
Consolidated	101,021	9.17	44,078	4.00	N/A	N/A
Bank	92,136	8.43	43,712	4.00	54,640	5.00

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized. As a result of prolonged declines in some equity securities’ fair values, $122,000 and $192,000 of other-than-temporary impairment charges were recorded during the second quarter and first six months of 2016.  There were no other-than-temporary impairment charges recorded during the first six months of 2017.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security based on the timing of future estimated cash flows of the security. There were no credit-related other-than-temporary impairment charges in the second quarters and first six months ended June 30, 2017 or 2016.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2017 of $2,386,000, or $0.69 per share on a diluted basis, compared to net income of $2,098,000, or $0.62 per share on a diluted basis, for the same period in 2016. For the six-month period ended June 30, 2017, QNB reported net income of $5,246,000, or $1.53 per share on a diluted basis, compared to net income of $4,363,000, or $1.29 per share on a diluted basis, for the same period in 2016.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.87% and 9.52%, respectively, for the quarter ended June 30, 2017 compared with 0.84% and 9.01%, respectively, for the same period in 2016. For the six months ended June 30, 2017, return on average assets and average shareholders’ equity was 0.97% and 10.62%, respectively, compared with 0.87% and 9.44% for the same period in 2016.

Total assets as of June 30, 2017 were $1,120,523,000, compared with $1,063,141,000 at December 31, 2016. Loans receivable at June 30, 2017 were $695,213,000, compared with $633,079,000 at December 31, 2016, an increase of $62,134,000, or 9.8%, with commercial lending as the largest contributor to the growth. Total deposits of $951,314,000 at June 30, 2017 increased $37,959,000, or 4.2%, compared with total deposits of $913,355,000 at December 31, 2016.

Results for the three and six months ended June 30, 2017 include the following significant components:

•	Net interest income increased $839,000, or 12.0%, to $7,858,000 and $1,598,000, or 11.3%, to $15,738,000 for the three and six months ended June 30, 2017, respectively.
•	Net interest margin on a tax-equivalent basis increased two basis points for the quarter and five basis points year-to-date, to 3.10% and 3.16%, respectively.
•

QNB recorded $300,000 in provision for loan losses for the quarter and $600,000 for the six months ended June 30, 2017, compared with $125,000 for the first six months of 2016. There was no provision recorded for the second quarter of 2016.

•	Non-interest income increased $241,000, or 17.5%, to $1,615,000 for the second quarter and $655,000, or 22.2%, to $3,605,000 for year-to-date 2017, compared with the same periods in 2016.
•	Non-interest expense increased $349,000, or 6.2%, to $5,942,000 for the second quarter and $418,000, or 3.8%, to $11,530,000 for year-to-date 2017, compared to the same periods in 2016.
•

Total non-performing loans were $10,846,000, or 1.56% of loans receivable at June 30, 2017, compared with $11,938,000, or 1.89% of loans receivable at December 31, 2016. Loans on non-accrual status were $9,453,000 at June 30, 2017 compared with $10,119,000 at December 31, 2016. Net recoveries for the six months ended June 30, 2017 were $41,000, or -0.01% annualized of average total loans, compared with net charge-offs of $129,000, or 0.04% annualized of average total loans for the same period in 2016.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and six-month periods ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total interest income	$9,192	$8,184	$18,328	$16,464
Total interest expense	1,334	1,165	2,590	2,324
Net interest income	7,858	7,019	15,738	14,140
Tax-equivalent adjustment	390	412	777	848
Net interest income (fully taxable-equivalent)	$8,248	$7,431	$16,515	$14,988

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$1,985	4.78%	$24	$3,899	4.67%	$46
Investment securities (AFS & HTM):
U.S. Government agencies	73,007	1.78	325	53,551	1.84	247
State and municipal	75,620	3.88	733	73,191	4.05	741
Mortgage-backed and CMOs	221,045	2.04	1,130	192,598	1.99	957
Pooled trust preferred securities	2,846	2.27	16	3,216	0.22	2
Corporate debt securities	8,064	1.98	40	8,186	1.97	40
Equities	6,923	3.18	55	7,491	3.28	61
Total investment securities	387,505	2.37	2,299	338,233	2.42	2,048
Loans:
Commercial real estate	387,959	4.41	4,270	326,670	4.44	3,607
Residential real estate	49,196	3.84	472	44,600	3.93	438
Home equity loans	65,822	3.78	621	62,457	3.74	580
Commercial and industrial	124,363	4.63	1,437	112,393	4.24	1,185
Indirect lease financing	-	-	-	9,927	8.76	218
Consumer loans	6,494	5.38	87	4,367	5.21	57
Tax-exempt loans	34,927	3.97	346	40,347	3.74	375
Total loans, net of unearned income*	668,761	4.34	7,233	600,761	4.32	6,460
Other earning assets	9,018	1.18	26	28,900	0.59	42
Total earning assets	1,067,269	3.60	9,582	971,793	3.56	8,596
Cash and due from banks	13,213			14,197
Allowance for loan losses	(7,766)			(7,627)
Other assets	29,228			28,673
Total assets	$1,101,944			$1,007,036

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$171,584	0.21%	88	$153,457	0.23%	87
Municipals	92,188	0.61	140	86,770	0.35	76
Money market	92,866	0.33	76	69,558	0.27	47
Savings	253,524	0.44	278	230,086	0.40	229
Time	128,394	1.16	372	133,832	1.11	371
Time of $100,000 or more	94,741	1.39	328	94,052	1.36	319
Total interest-bearing deposits	833,297	0.62	1,282	767,755	0.59	1,129
Short-term borrowings	44,365	0.46	52	38,208	0.38	36
Total interest-bearing liabilities	877,662	0.61	1,334	805,963	0.58	1,165
Non-interest-bearing deposits	118,895			103,624
Other liabilities	4,846			3,761
Shareholders' equity	100,541			93,688
Total liabilities and shareholders' equity	$1,101,944			$1,007,036
Net interest rate spread		2.99%			2.98%
Margin/net interest income		3.10%	$8,248		3.08%	$7,431

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$2,393	5.69%	$68	$3,883	5.48%	$106
Investment securities (AFS & HTM):
U.S. Government agencies	74,540	1.76	657	55,290	1.84	508
State and municipal	73,823	3.89	1,438	74,705	4.08	1,523
Mortgage-backed and CMOs	222,497	2.05	2,278	196,511	2.00	1,963
Pooled trust preferred securities	2,876	1.26	18	3,250	0.21	3
Corporate debt securities	8,067	1.94	78	8,634	1.78	77
Equities	6,881	3.27	112	7,507	3.48	130
Total investment securities	388,684	2.36	4,581	345,897	2.43	4,204
Loans:
Commercial real estate	381,609	4.57	8,650	325,929	4.45	7,209
Residential real estate	48,370	3.85	930	43,862	3.89	852
Home equity loans	66,104	3.82	1,251	62,262	3.77	1,166
Commercial and industrial	118,717	4.65	2,736	113,858	4.21	2,386
Indirect lease financing	-	-	-	10,168	9.02	458
Consumer loans	6,377	5.25	166	4,376	5.27	115
Tax-exempt loans	35,117	3.95	689	40,330	3.77	757
Total loans, net of unearned income*	656,294	4.43	14,422	600,785	4.33	12,943
Other earning assets	7,540	0.92	34	19,687	0.60	59
Total earning assets	1,054,911	3.65	19,105	970,252	3.59	17,312
Cash and due from banks	12,658			12,818
Allowance for loan losses	(7,605)			(7,618)
Other assets	29,032			28,661
Total assets	$1,088,996			$1,004,113

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$166,783	0.20%	168	$149,242	0.21%	157
Municipals	89,764	0.53	234	90,878	0.35	158
Money market	85,469	0.30	128	69,844	0.27	94
Savings	247,317	0.44	537	227,579	0.40	455
Time	129,540	1.15	740	134,251	1.11	744
Time of $100,000 or more	95,129	1.38	651	93,728	1.37	637
Total interest-bearing deposits	814,002	0.61	2,458	765,522	0.59	2,245
Short-term borrowings	52,418	0.51	132	40,638	0.39	79
Total interest-bearing liabilities	866,420	0.60	2,590	806,160	0.58	2,324
Non-interest-bearing deposits	118,381			101,287
Other liabilities	4,605			3,696
Shareholders' equity	99,590			92,970
Total liabilities and shareholders' equity	$1,088,996			$1,004,113
Net interest rate spread		3.05%			3.01%
Margin/net interest income		3.16%	$16,515		3.11%	$14,988
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

	Three months ended			Six months ended
	June 30, 2017 compared			June 30, 2017 compared
	to June 30, 2016			to June 30, 2016
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$(22)	$(23)	$1	$(38)	$(40)	$2
Investment securities (AFS & HTM):
U.S. Government agencies	78	90	(12)	149	177	(28)
State and municipal	(8)	24	(32)	(85)	(18)	(67)
Mortgage-backed and CMOs	173	142	31	315	259	56
Pooled trust preferred securities	14	(1)	15	15	—	15
Corporate debt securities	-	—	-	1	(6)	7
Equities	(6)	(4)	(2)	(18)	(11)	(7)
Total Investment securities (AFS & HTM)	251	251	-	377	401	(24)
Loans:
Commercial real estate	663	689	(26)	1,441	1,208	233
Residential real estate	34	45	(11)	78	88	(10)
Home equity loans	41	33	8	85	68	17
Commercial and industrial	252	130	122	350	94	256
Indirect lease financing	(218)	(218)	-	(458)	(458)	-
Consumer loans	30	27	3	51	52	(1)
Tax-exempt loans	(29)	(49)	20	(68)	(99)	31
Total Loans	773	657	116	1,479	953	526
Other earning assets	(16)	(29)	13	(25)	(37)	12
Total interest income	986	856	130	1,793	1,277	516
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	1	11	(10)	11	18	(7)
Municipals	64	4	60	76	(3)	79
Money market	29	15	14	34	20	14
Savings	49	24	25	82	38	44
Time	1	(15)	16	(4)	(28)	24
Time of $100,000 or more	9	4	5	14	8	6
Total interest-bearing deposits	153	43	110	213	53	160
Short-term borrowings	16	6	10	53	22	31
Total interest expense	169	49	120	266	75	191
Net interest income	$817	$807	$10	$1,527	$1,202	$325

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the second quarter of 2017 were $1,067,269,000, an increase of $95,476,000, or 9.8%, from the second quarter of 2016, with average loans increasing $68,000,000, or 11.3%, and average investment securities increasing $47,358,000, or 13.8%, over the same period. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 62.7% for the second quarter of 2017, compared with 61.8% for the second quarter of 2016. On the funding side, average deposits increased $80,813,000, or 9.3%, to $952,192,000 for the second quarter of 2017 with growth in all categories except for time deposits. Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the second quarter of 2017 increased $6,157,000, to

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$44,365,000, which consisted of average commercial repurchase agreements of $40,216,000 and average overnight borrowings of $4,149,000.  For the same period in 2016, borrowings consisted solely of commercial repurchase agreements.

The net interest margin for the second quarter of 2017 was 3.10% compared with 3.08% for same period in 2016.  While competition for quality loans in our local market continues to exert pressure on the net interest margin, three increases in the prime lending rate since June 2016 have provided increased interest income on variable rate loans, and little competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $986,000, or 11.5%, to $9,582,000 for the second quarter of 2017; total interest expense increased 14.5% to $1,334,000. Growth in earning assets contributed to the increase in interest income, as well as the additional interest income referenced above.  All categories of interest-bearing deposits except interest-bearing demand deposits experienced higher rates in the second quarter of 2017 compared to second quarter of 2016, due to rate increases for municipal deposits indexed to Fed Funds, and rate increases to the eSavings and Rewards checking products in late 2016 and the second quarter of 2017.

The yield on earning assets on a tax-equivalent basis increased four basis points from 3.56% for the second quarter of 2016, to 3.60% for the second quarter of 2017.  The cost of interest-bearing liabilities was 0.61% for the quarter ended June 30, 2017, compared with 0.58% for the same period in 2016.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) increased $229,000 when comparing the quarters ended June 30, 2017 and 2016. The average yield on the investment portfolio was 2.39% for the second quarter of 2017 compared with 2.45% for the second quarter of 2016. Investment opportunities in the current rate environment provide a yield comparable to the overall portfolio yield.

Income on U.S. Government agency securities increased $78,000, as the $19,456,000, or 36.3%, increase in average balances contributed to an increase in interest income of $90,000. This was offset by a $12,000 decrease in interest income due to a six basis point decrease in the yield from 1.84% for the second quarter of 2016 to 1.78% for the same period in 2017.

Average tax-exempt municipal securities increased $2,429,000, contributing $24,000 to interest income, which was offset by a 17 basis point reduction in average yield, which resulted in a decrease of interest income of $32,000.  QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2017.  The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed securities and CMOs increased $173,000 with a five basis point increase in average yield, plus the $28,447,000 increase in average balances contributing to the increase.  This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase.

Income on loans increased $773,000 to $7,233,000 when comparing the second quarters of 2017 and 2016, with the strong growth in average balances contributing an increase in interest income of $657,000.  The yield on average loans for the second quarter of 2017 was 4.34%, two basis points higher than the 4.32% in second quarter of 2016.   Despite increases in the Fed funds rate in December 2016, March 2017, and June 2017, competitive pressures result in new loans being originated at relatively low rates. Mitigating competitive pricing, variable rate loans have repriced higher as the prime rate increase went into effect.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans.  Average balances increased $61,289,000, or 18.8%, to $387,959,000 for the quarter ended June 30, 2017 compared with the same quarter in 2016, contributing $689,000 in increased interest income.  This increase was offset in part by a $26,000 decrease in interest income, as the yield on commercial real estate loans decreased three basis points from 4.44% in 2016 to 4.41% in 2017.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on commercial and industrial loans increased $252,000. Average balances increased $11,970,000, or 10.7%, to $124,363,000 for the second quarter of 2017 resulting in a $130,000 increase in income. The average yield on these loans increased 39 basis points to 4.63% resulting in an increase in income of $122,000.  Many of the loans in this category are indexed to the prime interest rate, which increased by one quarter of one percent three times since June 2016.

Tax-exempt loan income was $346,000 for the second quarter of 2017, a decrease of $29,000 from the same period in 2016. As with municipal marketable securities, many municipalities have refinanced existing loans. While QNB has been successful in winning some of these bids, average balances have decreased $5,420,000, or 13.4%, to $34,927,000 for the second quarter of 2017, resulting in a decrease of $49,000 in income. The yield on municipal loans improved 23 basis points, to 3.97% for the second quarter of 2017, compared with the same period in 2016, resulting in an additional $20,000 in interest income.

In October 2016, QNB sold its interest in third-party originated indirect lease financing contracts.  This portfolio provided $218,000 in interest income during the second quarter of 2016.

QNB desires to become the “local consumer lender of choice” and to affect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $4,596,000, or 10.3%, to $49,196,000 for the second quarter of 2017 compared to the same period in 2016. Over this same timeframe, the average yield on the portfolio decreased nine basis points to 3.84% for the second quarter of 2017. The net result was an increase in interest income of $34,000. Average home equity loans increased $3,365,000, or 5.4%, to $65,822,000 while the average yield increased four basis points to 3.78% resulting in an increase in interest income of $41,000. Average consumer loans increased $2,127,000, or 48.7%, to $6,494,000, led primarily by student loan average balances, which increased $1,897,000 from second quarter 2016 to second quarter 2017.  When comparing these two periods, the yield on the portfolio increased seventeen basis points to 5.38%, resulting in a $30,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $169,000, when comparing the second quarter of 2017 to the same period in 2016.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $15,271,000, or 14.7%, to $118,895,000 for the second quarter of 2017. QNB has been successful in increasing business checking accounts as average balances in these accounts have increased by $13,211,000, or 15.9%, to $96,369,000 when comparing the quarters. Average interest-bearing demand accounts increased $18,127,000, or 11.8%, to $171,584,000 for the second quarter of 2017. Interest expense on interest-bearing demand accounts increased $1,000 to $88,000 for the same period, as the average rate paid decreased two basis points to 0.21% for the second quarter of 2017. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.10% on balances up to $25,000 and 0.30% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2017, the average balance in this product was $51,815,000 and the related interest expense was $70,000 for an average yield of 0.54%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2016 was $45,528,000 with a related interest expense of $71,000 and an average rate paid of 0.63%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $107,929,000 for the second quarter of 2016 to $119,769,000 for the second quarter of 2017. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts increased $64,000 to $140,000 for the second quarter of 2017. The average balance of municipal interest-bearing demand accounts increased $5,418,000, or 6.2%, to $92,188,000, with the average interest rate paid on these accounts increasing 26 basis points to 0.61% for the second quarter of 2017.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%, therefore the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $23,308,000, or 33.5%, to $92,866,000 for the second quarter of 2017 compared with the same period in 2016. Interest expense on money market accounts increased $29,000 to $76,000, while the average interest rate paid on money market accounts increased six basis points to 0.33% for the second quarter of 2017 compared with the same period in 2016. Most of balances in this category are in a product that pays a tiered rate based on account balances.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on savings accounts increased $49,000 when comparing the second quarter of 2017 to the second quarter of 2016, and the average rate increased four basis points to 0.44%.  When comparing these same periods, average savings accounts increased $23,438,000, or 10.2%, to $253,524,000 for the second quarter of 2017 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2017 at $184,660,000. This product has grown successfully since its introduction in the third quarter of 2009. The average yield paid on these accounts was 0.55% for the second quarter of 2017 and 0.50% for the same period in 2016. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $6,765,000, or 10.9%, when comparing the second quarter of 2017 average to the same period in 2016.

Total interest expense on time deposits totaled $700,000 and $690,000 for the second quarters of 2017 and 2016, respectively. Average total time deposits decreased by $4,749,000 to $223,135,000 for the second quarter of 2017. As with fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased four basis points from 1.22% to 1.26% when comparing the second quarter of 2017 to the same period in 2016.

Approximately $87,000,000, or 39%, of time deposits at June 30, 2017 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.69%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings increased $16,000 for the second quarter of 2017 to $52,000 when compared to the same period in 2016. When comparing these same periods, average balances increased from $38,208,000 to $44,365,000, due to an increase in average FHLB borrowings of $4,149,000, while the average rate paid increased eight basis points to 0.46% for the second quarter of 2017.

Six Month Comparison

For the six-month period ending June 30, 2017 average earning assets increased $84,659,000, or 8.7%, to $1,054,911,000, with average loans increasing 9.2% and average investment securities increasing 11.8%. Average total deposits increased $65,574,000, or 7.6%, to $932,383,000 for the six-month period ended June 30, 2017 compared to the same period in 2016. The net interest margin on a tax-equivalent basis was 3.16% for the six-month period ended June 30, 2017, a five basis point increase from the same period in 2016.

Total interest income on a tax-equivalent basis increased $1,793,000, or 10.4%, from $17,312,000 to $19,105,000, when comparing the six-month periods ended June 30, 2016 and June 30, 2017 due to the additional interest income generated from the growth in earning assets combined with the impact of improved yields on some of those assets. Interest income increased $1,277,000 as a result of volume increases, and $516,000 as a result of better yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.59% to 3.65% for the six-month periods with the yield on loans up 10 basis points to 4.43%. QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments, including trading securities, decreased eight basis points from 2.46% to 2.38% when comparing the six-month periods.

Total interest expense increased $266,000 for the six-month period ended June 30, 2017 compared with the same period in 2016, attributable to the increase in deposits into higher-earning tiered money markets and interest-bearing DDA, as well as rate increases in the eSavings, Rewards checking, and municipal deposits, which are correlated to changes in the Fed Funds target rate. The average rate paid on interest bearing deposits increased two basis point to 0.61% for the six-month period ended June 30, 2017 versus the first half of 2016.  QNB Bank funded short-term cash needs with increased Federal Home Loan Bank borrowings in the first half of 2017 compared with the same period in 2016, and the borrowing rate increased 12 basis points, which also contributed to the increase in interest expense.  The yield on interest-bearing liabilities rose two basis points to 0.60% for the first half of 2017.

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

Based on this analysis, QNB recorded $300,000 and $600,000 in provision for loan losses in the second quarter and first six months of 2017, respectively, compared with no provisions in the second quarter and $125,000 year-to-date in 2016.  QNB's allowance for loan losses of $8,035,000 represents 1.16% of loans receivable at June 30, 2017 compared with an allowance for loan losses of $7,394,000, or 1.17% of loans receivable, at December 31, 2016, and $7,550,000, or 1.25% of loans receivable at June 30, 2016. Management believes the allowance for loan losses at June 30, 2017 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net recoveries were $16,000 and $41,000, respectively, for the three and six months ended June 30, 2017, compared with net loan charge-offs of $6,000 and $129,000, respectively, for the same periods in 2016.

Non-performing assets of $10,846,000 at June 30, 2017 compares favorably with $14,219,000 as of December 31, 2016 and $12,583,000 as of June 30, 2016. Prior to June 2017, this category comprised non-performing loans and trust preferred securities.  In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with a $2,235,000 carrying value.  The remaining trust preferred security, which had a carrying balance of $212,000 at June 30, 2017, was returned to accruing status. Non-accrual pooled trust preferred securities are carried at fair value of $2,281,000, and $2,400,000 at December 31, 2016 and June 30, 2016, respectively.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were $10,846,000, or 1.56% of loans receivable at June 30, 2017 compared with $11,938,000, or 1.89% of loans receivable at December 31, 2016, and $10,183,000, or 1.68% of loans receivable at June 30, 2016. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At June 30, 2017, $7,655,000, or approximately 81% of the loans classified as non-accrual, are current or past due less than 30 days. Loans classified as substandard or doubtful within the Company’s risk rating system totaled $17,556,000, a reduction of $4,648,000 from the $22,204,000 reported at December 31, 2016 and a $5,920,000 decline from the $23,476,000 reported at June 30, 2016.

QNB had no loans past due 90 days or more and still accruing interest at June 30, 2017 or December 31, 2016 compared with $65,000 at June 30, 2016. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.30% of loans receivable at June 30, 2017 compared with 0.78% at December 31, 2016 and 0.65% at June 30, 2016.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $1,393,000 at June 30, 2017, compared with $1,819,000 at December 31, 2016, and $1,433,000 at June 30, 2016. There were no newly identified troubled debt restructures in the three or six months ended June 30, 2017. QNB had no other real estate owned or repossessed assets as of June 30, 2017, December 31, 2016, or June 30, 2016.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2017	2016	2016
Non-accrual loans	$9,453	$10,119	$8,685
Loans past due 90 days or more and still accruing interest	—	—	65
Troubled debt restructured loans (not already included above)	1,393	1,819	1,433
Total non-performing loans	10,846	11,938	10,183
Non-accrual investment securities	—	2,281	2,400
Total non-performing assets	$10,846	$14,219	$12,583

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$656,026	$604,757	$600,601
Total loans	695,213	633,079	604,478

Allowance for loan losses	8,035	7,394	7,550

Allowance for loan losses to:
Non-performing loans	74.09%	61.94%	74.14%
Total loans (excluding held-for-sale)	1.16%	1.17%	1.25%
Average total loans	1.22%	1.22%	1.26%

Non-performing loans / total loans (excluding held-for-sale)	1.56%	1.89%	1.68%
Non-performing assets / total assets	0.97%	1.34%	1.22%

An analysis of net loan (recoveries) charge-offs for the three and six months ended June 30, 2017 compared to 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net (recoveries) charge-offs	$(16)	$6	$(41)	$129

Net annualized (recoveries) charge-offs to:
Total loans	(0.01%)	0.00%	(0.01%)	0.04%
Average total loans excluding held-for-sale	(0.01%)	0.00%	(0.01%)	0.04%
Allowance for loan losses	(0.81%)	0.29%	(1.03%)	3.45%

At June 30, 2017 and December 31, 2016, the recorded investment in loans for which impairment has been identified totaled $13,753,000 and $15,006,000 of which $10,581,000 and $10,909,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $3,172,000 and $4,097,000 at June 30, 2017 and December 31, 2016, respectively, and the related allowance for loan losses associated with these loans was $1,133,000 and

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$1,198,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 7 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net gain on investment securities	$115	$15	$100	666.7%	$864	$334	$530	158.7%
Net gain on trading activity	10	52	(42)	-80.8%	27	86	(59)	-68.6%
Fees for services to customers	421	397	24	6.0%	813	780	33	4.2%
ATM and debit card	449	422	27	6.4%	866	810	56	6.9%
Retail brokerage and advisory	104	126	(22)	-17.5%	207	296	(89)	-30.1%
Bank-owned life insurance	120	73	47	64.4%	191	144	47	32.6%
Merchant	92	83	9	10.8%	172	156	16	10.3%
Net gain on sale of loans	201	71	130	183.1%	251	120	131	109.2%
Other	103	135	(32)	-23.7%	214	224	(10)	-4.5%
Total	$1,615	$1,374	$241	17.5%	$3,605	$2,950	$655	22.2%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2017 was $1,615,000, an increase of $241,000, compared to $1,374,000 for the second quarter of 2016. Excluding net gains on investment securities, trading activities and sale of loans for both periods, total non-interest income was $1,289,000 and $1,236,000 for the second quarters of 2017 and 2016, respectively.

Net gains on investment securities increased $100,000 from $15,000 in the second quarter of 2016 to $115,000 in the second quarter of 2017.  Gain on investments are primarily derived from sale of equities, offset in part by loss on sale of $15,000 due to the sale of five trust preferred securities during the quarter.  Market conditions in the equities market for the quarter ended June 30, 2017 versus the same period in 2016 resulted in better opportunities for sales.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of mortgage loans originated for resale was $102,000, an increase of $31,000 when comparing the two periods.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Proceeds from the sale of residential mortgages were $2,652,000 and $1,999,000 for the second quarters of 2017 and 2016, respectively.  QNB Bank also realized a $99,000 gain on sale of a non-performing loan during the quarter.

ATM and debit card income and merchant income increased $27,000 and $9,000, respectively, to $449,000 and $92,000, respectively, for the second quarter of 2017, compared to the same period in 2016, due to increases in card-based transactions and expansion of retail and business account households.  Fees for services to customers increased $24,000 to $421,000, primarily due to increased overdrafts.  The increase in bank-owned life insurance income, to $120,000 for the quarter, includes a life insurance benefit of $51,000.

These increases in non-interest income were offset in part by a $42,000 decrease in net gain on trading activity.  During the quarter, QNB Bank redeemed the trading portfolio, as lack of market volatility and the interest rate environment resulted in declining performance.  Retail brokerage and advisory income declined $22,000, or 17.5%.  While assets under management have grown to $116,000,000 at June 30, 2017, recent asset growth has been in products with more trailing income than up-front income.  Other non-interest income decreased $32,000, or 23.7%, due to sales tax refunds received in 2016.

Six-Month Comparison

Total non-interest income for the six-month periods ended June 30, 2017 and 2016 was $3,605,000 and $2,950,000, respectively, an increase of $655,000, or 22.2%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $2,463,000 and $2,410,000, an increase of $53,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net investment securities gains increased $530,000 to $864,000 for the six months ended June 30, 2017 compared to $334,000 for the comparable six months in 2016. During the first half of 2016, QNB recorded $192,000 of other-than-temporary impairment charges in two equity securities, as a result of a prolonged decline in their fair values.  There were no OTTI charges taken in the first half of 2017. Gains on sales of securities were $526,000 in the 2016 period.

ATM and debit card income, merchant income and fees for services to customers increased for the first six months of 2017 compared to 2016, for reasons detailed in the quarterly comparison.

Excluding the $99,000 gain on note sale during 2017, net gains on the sale of loans increased $32,000 to $152,000, when comparing the six months ended June 30, 2017 to the same period in 2016.  Proceeds from the sale of residential mortgages were $4,675,000 and $3,556,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

Retail brokerage and advisory income was $207,000 for the first half of 2017 compared with $296,000 for the first half of 2016, a decrease of $89,000, or 30.1%. Trading revenue decreased $59,000 in the first half of 2017 compared to the same period in 2016.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and employee benefits	$3,237	$2,988	$249	8.3%	$6,323	$6,042	$281	4.7%
Net occupancy	425	426	(1)	-0.2%	876	867	9	1.0%
Furniture and equipment	456	440	16	3.6%	885	865	20	2.3%
Marketing	307	265	42	15.8%	536	461	75	16.3%
Third-party services	407	403	4	1.0%	801	806	(5)	-0.6%
Telephone, postage and supplies	199	174	25	14.4%	399	360	39	10.8%
State taxes	155	141	14	9.9%	348	321	27	8.4%
FDIC insurance premiums	134	157	(23)	-14.6%	275	327	(52)	-15.9%
Other	622	599	23	3.8%	1,087	1,063	24	2.3%
Total	$5,942	$5,593	$349	6.2%	$11,530	$11,112	$418	3.8%

Quarter to Quarter Comparison

Total non-interest expense was $5,942,000 for the second quarter of 2017, an increase of $349,000, or 6.2%, compared to the second quarter of 2016.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate.  Salaries and benefits expense increased $249,000, or 8.3%, to $3,237,000 when comparing the two quarters.  Salary expense and related payroll taxes increased $274,000, or 10.7%, to $2,822,000 during the second quarter of 2017 compared to the same period in 2016, due to merit increases and additional staff.  Benefits expense decreased $25,000, due primarily to decreased medical insurance claims when comparing the two periods.

Net occupancy and furniture and equipment expense increased $15,000, or 1.7%, to $881,000 for the second quarter of 2017, with maintenance and rent expense increases of $32,000 and $20,000, respectively, partially offset by a $23,000 decrease in building repairs and maintenance and $25,000 decrease in depreciation and amortization expense.   Marketing expense increased $42,000, or 15.8%, to $307,000 for the quarter ended June 30, 2017. The increase is due to additional sponsorships and donations for the second quarter of 2017 compared to the same period in 2016.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased slightly when comparing the two periods. Telephone and postage and supplies expenses increased $25,000, or

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

14.4%, due to increased data line capacity, and costs related to debit chip card conversion and the increase in new deposits and loans.  State taxes are based on the Bank’s equity, and the $14,000 increase is due to increased net worth of the Bank as well as a higher rate in effect for 2017.  FDIC insurance premiums decreased $23,000, or 14.6%, due to the change in the FDIC insurance premium calculation, implemented starting in late 2016.   The increase in other expenses is attributable to higher third-party processing and check card expense, offset in part by a reduction in foreclosure expense.

Six-Month Comparison

Total non-interest expense was $11,530,000 for the six-month period ended June 30, 2017, an increase of $418,000, or 3.8%, compared to the first half of 2016.

Salaries and benefits expense increased $281,000 to $6,323,000 for the six months ended June 30, 2017 compared to the same period in 2016. Salary and related payroll tax expense increased $380,000, or 7.4% during the period, to $5,524,000 while benefits expense decreased $99,000, to $799,000, related to decreased medical premium and post-retirement life insurance expense.

Net occupancy and furniture and equipment expense increased $29,000 to $1,761,000, for the same reasons described in the quarter comparison.

Marketing expense increased $75,000, or 16.3%, to $536,000 for the six months ended June 30, 2017 attributable to increased donations and advertising campaigns and sales promotions.

Telephone, postage and supplies expenses increased in the first six months of 2017 compared to 2016, due to the reasons described in the quarter comparison.  Third party services expense decreased slightly to $801,000 for the six months ended June 30, 2017 when compared to the same period in 2016.

State taxes and other non-interest expense increased $27,000 and $24,000, respectively, while FDIC insurance premiums decreased $52,000 for the first half of 2017 for reasons described in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2017, QNB’s net deferred tax asset was $4,639,000. The primary components comprise deferred tax assets of $2,732,000 relating to the allowance for loan losses, $1,233,000 related to unrealized losses on available for sale securities, $489,000 related to non-accrual interest income, $218,000 related to deferred fees and rent, $125,000 related to accrued bonus and payroll taxes, and $41,000 generated by OTTI charges on equity securities. As of December 31, 2016, QNB’s net deferred tax asset was $5,473,000. The sale of the trust preferred bonds with prior OTTI charges during the second quarter 2017 resulted in a $392,000 reduction in the deferred tax asset.  The remaining balance difference is the result of a $702,000 decline, due to decreased unrealized losses on available for sale securities at June 30, 2017, compared with December 31, 2016, which was offset in part by a $218,000 increase related to additional loan provisions recorded in 2017.

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

Applicable income tax expense was $845,000 for the quarter and $1,967,000 for the six months ended June 30, 2017, compared with $702,000 and $1,490,000 for the same periods in 2016. The effective tax rate for the second quarter and year-to-date 2017 was 26.2% and 27.3%, respectively, compared with 25.1% and 25.5% for the same periods in 2016. This increase in effective tax rate in 2017 is due to the decreased proportion of tax-free income to total income, primarily municipal securities and municipal loan interest income.

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

Total assets at June 30, 2017 were $1,120,523,000 compared with $1,063,141,000 at December 31, 2016.  Cash and cash equivalents increased $4,527,000 from $10,721,000 at December 31, 2016 to $15,248,000 at June 30, 2017, due primarily to growth in deposit balances and paydowns of amortizing mortgage-backed securities during the quarter.

During the second quarter 2017, QNB Bank redeemed the trading securities portfolio, as lack of market volatility and the interest rate environment resulted in declining performance of the portfolio, since its inception in 2014. The fair value of the trading portfolio was $3,596,000 at December 31, 2016.

In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with a $2,235,000 carrying value, recording a loss on sale of $15,000.  Several years ago, QNB had recorded OTTI for four of these five bonds, and subsequently written them down by applying any cashflow received to reducing the balance of these non-performing assets. Recent improvement in market prices for these securities reduced realized losses, and the reduction of approximately $19,000,000 in risk-based assets related to these bonds drove the decision to sell them.  These securities are CDOs in the form of pooled trust preferred securities and are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owned the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.   The trust preferred security the Bank continues to hold, PreTSL IV, with a carrying balance of $212,000 at June 30, 2017, was returned to accrual status during the second quarter 2017.  QNB’s ownership in PreTSL IV represents the senior-most obligation of the trust.  There was no credit-related other-than-temporary impairment charge during the quarter or six months ended June 30, 2017 or 2016. It is possible that future valuations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 6 Investment Securities and Note 8 Fair Value Measurements and Disclosures.

Aside from the redemptions detailed above, the composition of the investment portfolio is essentially unchanged since December 31, 2016.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

Loans receivable grew $62,134,000, or 9.8%, with commercial loans increasing $57,130,000, or 11.2%, to $565,890,000 at June 30, 2017, compared with $508,760,000 at year-end 2016.  Retail loan balances grew $5,004,000, or 4.0%, to $129,323,000, when comparing June 30, 2017 to December 31, 2016.  QNB has experienced growth in part due to market disruption created by bank mergers in its footprint throughout 2016 and 2017.

Deposit growth was led by savings balances, which increased $16,780,000, or 7.0%, to $255,027,000 from December 31, 2016 to June 30, 2017. Interest-bearing demand balances, excluding municipal deposits, grew $15,313,000, or 9.4%, to $178,300,000.  Municipal deposit balances increased $1,197,000 to $93,964,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.  Money market balances grew $7,043,000, or 9.4%, to $81,805,000 and non-interest bearing demand balances increased $1,359,000 to $120,369,000 at June 30, 2017, due primarily to increased business deposits.    Time deposits decreased $3,733,000 from December 31, 2016 to June 30, 2017. It is anticipated that total deposits will increase in the third quarter 2017, as tax money received from the local school districts peaks during September, then flows out for the subsequent twelve months as the schools use the funds for operations.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Short-term borrowings increased 27.1%, from $52,660,000 at December 31, 2016 to $66,907,000 at June 30, 2017. Commercial sweep accounts decreased $5,130,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds.  Overnight borrowings from FHLB increased $19,377,000 to $26,699,000.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2017, the Bank had a maximum borrowing capacity with the FHLB of approximately $249,544,000, net overnight borrowings and a letter of credit at June 30, 2017. The maximum borrowing depends upon qualifying collateral assets and QNB’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $46,000,000. At June 30, 2017, there were no outstanding borrowings under these lines.  During the first and second quarters of 2017, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, trading and available-for-sale investment securities and loans held-for-sale decreased $7,239,000 since December 31, 2016, totaling $398,342,000 at June 30, 2017. Cashflow from payments, calls and sales of securities have been used since year-end 2016 to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds are called and cash flow on mortgage-backed and CMO securities continues to be steady. As interest rates rise, the cash flow available from the investment portfolio may decrease.

Approximately $171,738,000 and $166,628,000 of available-for-sale securities at June 30, 2017 and December 31, 2016, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities depends upon the level of municipal deposits and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2017 was $98,750,000, or 8.81% of total assets, compared with shareholders' equity of $93,567,000, or 8.80% of total assets, at December 31, 2016. Shareholders’ equity at June 30, 2017 and December 31, 2016 included a negative adjustment of $2,393,000 and $3,757,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.01% and 9.12% at June 30, 2017 and December 31, 2016, respectively.

Average shareholders' equity and average total assets were $99,590,000 and $1,088,996,000 for the first six months of 2017, an increase of 5.4% and 5.6%, respectively, from the averages for the year ended December 31, 2016. The ratio of average total equity to average total assets was 9.15% for six months ended June 30, 2017 compared to 9.16% for all 2016.

Retained earnings at June 30, 2017 were impacted by six months of net income totaling $5,246,000 partially offset by dividends declared and paid of $2,122,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $512,000 and $477,000 to capital during the six months ended June 30, 2017 and 2016, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2017, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

The following table sets forth consolidated information for QNB Corp.

	June 30,	December 31,
Capital Analysis	2017	2016
Regulatory Capital
Shareholders' equity	$98,750	$93,567
Net unrealized securities losses, net of tax	2,393	3,757
Net unrealized losses on available-for-sale equity securities, net of tax	(116)	—
Disallowed intangible assets	(6)	(4)
Common equity tier I capital	101,021	97,320

Tier I capital	101,021	97,320
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,108	7,453
Unrealized gains on equity securities, net of tax	—	47
Total regulatory capital	$109,129	$104,820
Risk-weighted assets	$855,546	$822,210
Quarterly average assets for leverage capital purposes	$1,101,938	$1,061,976

	June 30,	December 31,
Capital Ratios	2017	2016
Common equity tier I capital / risk-weighted assets	11.81%	11.84%
Tier I capital / risk-weighted assets	11.81%	11.84%
Total regulatory capital / risk-weighted assets	12.76%	12.75%
Tier I capital / average assets (leverage ratio)	9.17%	9.16%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

There was little change in capital ratios between December 31, 2016 and June 30, 2017. The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2017.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2017 is liability sensitive. Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2017 and 2016 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2017	2016
+300	-8.81%	-2.60%
+200	-5.77%	-1.48%
+100	-2.69%	-0.62%
-100	-5.78%	*N/A

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

QNB is not subject to foreign currency exchange or commodity price risk. At June 30, 2017 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

JUNE 30, 2017

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended June 30, 2017. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2017 through April 30, 2017	—	—	—	42,117
May 1, 2017 through May 31, 2017	—	—	—	42,117
June 1, 2017 through June 30, 2017	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: August 8, 2017	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 8, 2017	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: August 8, 2017	By:	/s/ Phillip N. Geiger
Phillip N. Geiger
Chief Accounting Officer, QNB Bank