Form 10-Q
period 2017-09-30
QNB CORP
filed 2017-11-08
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, par value $0.625	3,440,356

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$14,438	$8,897
Interest-bearing deposits in banks	11,590	1,824
Total cash and cash equivalents	26,028	10,721

Investment securities
Trading	—	3,596
Available-for-sale (amortized cost $400,041 and $396,168)	396,413	390,475
Restricted investment in bank stocks	578	1,017
Loans held-for-sale	115	789
Loans receivable	704,214	633,079
Allowance for loan losses	(8,125)	(7,394)
Net loans	696,089	625,685
Bank-owned life insurance	10,811	11,297
Premises and equipment, net	8,546	8,683
Accrued interest receivable	3,616	3,128
Net deferred tax assets	4,741	5,473
Other assets	3,426	2,277
Total assets	$1,150,363	$1,063,141

Liabilities
Deposits
Demand, non-interest bearing	$122,696	$119,010
Interest-bearing demand	320,386	255,754
Money market	81,306	74,762
Savings	250,618	238,247
Time	127,430	131,370
Time of $100 or more	103,009	94,212
Total deposits	1,005,445	913,355
Short-term borrowings	40,176	52,660
Accrued interest payable	336	335
Other liabilities	3,894	3,224
Total liabilities	1,049,851	969,574

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,604,825 shares and 3,576,270
shares issued; 3,440,256 and 3,411,701 shares outstanding	2,253	2,235
Surplus	18,369	17,418
Retained earnings	84,761	80,147
Accumulated other comprehensive loss, net of tax	(2,395)	(3,757)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	100,512	93,567
Total liabilities and shareholders' equity	$1,150,363	$1,063,141

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$7,722	$6,376	$21,909	$19,060
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,558	1,317	4,672	3,964
Tax-exempt	507	478	1,456	1,483
Interest on trading securities	—	36	45	106
Interest on interest-bearing balances and other interest income	43	80	76	138
Total interest income	9,830	8,287	28,158	24,751

Interest expense
Interest on deposits
Interest-bearing demand	351	177	753	492
Money market	59	48	187	142
Savings	300	233	837	688
Time	387	378	1,127	1,122
Time of $100 or more	357	330	1,008	967
Interest on short-term borrowings	61	36	193	115
Total interest expense	1,515	1,202	4,105	3,526
Net interest income	8,315	7,085	24,053	21,225
Provision for loan losses	100	—	700	125
Net interest income after provision for loan losses	8,215	7,085	23,353	21,100

Non-interest income
Total other-than-temporary impairment loss on investment securities	(80)	—	(80)	(192)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net other-than temporary impairment losses on investment securities	(80)	—	(80)	(192)
Net gain on sale of investment securities	178	316	1,042	842
Net gain on investment securities	98	316	962	650
Net (loss) gain on trading activities	—	(39)	27	47
Fees for services to customers	429	425	1,242	1,205
ATM and debit card	435	419	1,301	1,229
Retail brokerage and advisory	168	129	375	425
Bank-owned life insurance	70	73	261	217
Merchant	91	86	263	242
Net gain on sale of loans	65	143	316	263
Other	114	92	328	316
Total non-interest income	1,470	1,644	5,075	4,594

Non-interest expense
Salaries and employee benefits	3,514	3,072	9,837	9,114
Net occupancy	469	438	1,345	1,305
Furniture and equipment	475	437	1,360	1,302
Marketing	188	220	724	681
Third party services	379	440	1,180	1,246
Telephone, postage and supplies	201	189	600	549
State taxes	161	178	509	499
FDIC insurance premiums	156	162	431	489
Other	648	480	1,735	1,543
Total non-interest expense	6,191	5,616	17,721	16,728
Income before income taxes	3,494	3,113	10,707	8,966
Provision for income taxes	940	821	2,907	2,311
Net income	$2,554	$2,292	$7,800	$6,655
Earnings per share - basic	$0.74	$0.68	$2.28	$1.97
Earnings per share - diluted	$0.74	$0.67	$2.27	$1.96
Cash dividends per share	$0.31	$0.30	$0.93	$0.90

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended September 30,	2017			2016
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,494	$940	$2,554	$3,113	$821	$2,292
Other comprehensive income:
Net unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	96	33	63	(875)	(298)	(577)
Reclassification adjustment for gains included in net income	(98)	(33)	(65)	(316)	(107)	(209)
Other comprehensive loss	(2)	-	(2)	(1,191)	(405)	(786)
Total comprehensive income	$3,492	$940	$2,552	$1,922	$416	$1,506

Nine months ended September 30,	2017			2016
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$10,707	$2,907	$7,800	$8,966	$2,311	$6,655
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	3,027	1,029	1,998	4,944	1,681	3,263
Reclassification adjustment for gains included in net income	(962)	(326)	(636)	(650)	(221)	(429)
Other comprehensive income	2,065	703	1,362	4,294	1,460	2,834
Total comprehensive income	$12,772	$3,610	$9,162	$13,260	$3,771	$9,489

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Nine months ended September 30, 2017 and 2016

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567
Net income		—	—	7,800	—	—	7,800
Other comprehensive income, net of tax		—	—	—	1,362	—	1,362
Cash dividends declared ($0.93 per share)		—	—	(3,186)	—	—	(3,186)
Stock issued in connection with dividend reinvestment and stock purchase plan	19,495	12	727	—	—	—	739
Stock issued for employee stock purchase plan	1,318	1	41	—	—	—	42
Stock issued for options exercised	7,742	5	111	—	—	—	116
Stock-based compensation expense		—	72	—	—	—	72
Balance, September 30, 2017	3,440,256	$2,253	$18,369	$84,761	$(2,395)	$(2,476)	$100,512

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income		—	—	6,655	—	—	6,655
Other comprehensive income, net of tax		—	—	—	2,834	—	2,834
Cash dividends declared ($0.90 per share)		—	—	(3,045)	—	—	(3,045)
Stock issued in connection with dividend reinvestment and stock purchase plan	24,886	15	738	—	—	—	753
Stock issued for employee stock purchase plan	1,540	1	40	—	—	—	41
Stock issued for options exercised	13,868	9	234	—	—	—	243
Tax benefit of stock options exercised		—	12	—	—	—	12
Stock-based compensation expense		—	60	—	—	—	60
Balance, September 30, 2016	3,400,088	$2,228	$17,057	$78,899	$2,288	$(2,476)	$97,996

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Nine months ended September 30,	2017	2016
Operating Activities
Net income	$7,800	$6,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	607	668
Provision for loan losses	700	125
Net gain on investment securities available-for-sale	(962)	(650)
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(2)
Gain on sale of loan held for investment	(99)	—
Net gain on sale of loans	(217)	(263)
Proceeds from sales of residential mortgages held-for-sale	6,867	7,188
Origination of residential mortgages held-for-sale	(5,976)	(6,394)
Income on bank-owned life insurance	(261)	(217)
Stock-based compensation expense	72	60
Net decrease (increase) in trading securities	3,596	(123)
Deferred income taxes	28	(121)
Net increase in income taxes payable	205	141
Net increase in accrued interest receivable	(488)	(11)
Amortization of mortgage servicing rights and change in valuation allowance	65	59
Net amortization of premiums and discounts on investment securities	1,267	1,396
Net increase (decrease) in accrued interest payable	1	(20)
Increase in other assets	(1,219)	(775)
Increase in other liabilities	464	329
Net cash provided by operating activities	12,449	8,045
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	39,570	85,046
Proceeds from the sale of investment securities available-for-sale	33,711	31,892
Purchases of investment securities available-for-sale	(77,459)	(118,245)
Proceeds from redemption of investment in restricted bank stock	4,790	1,482
Purchase of restricted bank stock	(4,351)	(1,496)
Net (increase) decrease in loans	(71,104)	6,953
Proceeds from the sale of loan held for investment	99	—
Net purchases of premises and equipment	(471)	(188)
Redemption of bank-owned life insurance	754	—
Proceeds from sales of other real estate owned and repossessed assets	2	2
Net cash (used in) provided by investing activities	(74,459)	5,446
Financing Activities
Net increase in non-interest bearing deposits	3,686	6,486
Net increase in interest-bearing deposits	88,404	30,440
Net (decrease) increase in short-term borrowings	(12,484)	4,016
Tax benefit from exercise of stock options	—	12
Cash dividends paid, net of reinvestment	(2,794)	(2,662)
Proceeds from issuance of common stock	505	654
Net cash provided by financing activities	77,317	38,946
Increase in cash and cash equivalents	15,307	52,437
Cash and cash equivalents at beginning of year	10,721	16,991
Cash and cash equivalents at end of period	$26,028	$69,428
Supplemental Cash Flow Disclosures
Interest paid	$4,104	$3,546
Income taxes paid	2,668	2,227
Non-cash transactions:
Unsettled trades to sell securities	—	2,558

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2016 Annual Report incorporated in the Form 10-K. Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2017, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to help improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as insurance commission fees, service charges, payment processing fees, trust services fees, and brokerage services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations. The guidance is effective for the QNB’s financial statements beginning January 1, 2018. The Company expects to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This ASU is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. If QNB adopted this guidance on October 1, 2017 it would have resulted in a decrease in retained earnings of approximately $160,000 and a corresponding increase in accumulated other comprehensive loss to reflect the reclassification of the unrealized losses as of September 30, 2017. There would have been no overall impact on shareholder’s equity as the equity securities held by QNB are currently recorded at fair value through accumulated other comprehensive income (loss).

Based on an evaluation of our deferred tax asset and considering the effect of the new guidance, management believes that deferred tax assets related to AFS debt securities are realizable and no valuation allowance would be required.  Management believes the potential effect of using exit versus entry price is most relevant for fair value disclosures of loans, which considers the impact of credit risk on fair value.  The Company expects to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-based compensation expense was $21,000 and $18,000 for the three months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense was $72,000 and $60,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $108,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 29 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of September 30, 2017, there were 184,200 options granted, 65,150 options forfeited, 80,475 options exercised, and 38,575 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 48,500 options granted and outstanding under this Plan as of September 30, 2017. There were no options forfeited or exercised as of September 30, 2017. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Nine months ended September 30,	2017	2016
Risk free interest rate	1.48%	1.14%
Dividend yield	3.19%	3.78%
Volatility	17.89%	22.62%
Expected life (years)	4.20	4.20

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first nine months of 2017 and 2016 was $3.88 and $3.79, respectively.

Stock option activity during the nine months ended September 30, 2017 and 2016 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	73,950	$27.14
Granted	25,000	37.60
Exercised	(11,775)	22.33
Forfeited	(100)	21.35
Outstanding at September 30, 2017	87,075	$30.80	2.87	$848
Exercisable at September 30, 2017	20,725	$24.39	0.93	$335

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	82,875	$24.33
Granted	23,500	30.40
Exercised	(18,425)	20.70
Forfeited	(9,725)	25.61
Outstanding at September 30, 2016	78,225	$26.85	2.74	$560
Exercisable at September 30, 2016	23,100	$22.38	0.87	$268

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share - net income	$2,554	$2,292	$7,800	$6,655
Denominator for basic earnings per share - weighted average shares outstanding	3,433,811	3,391,471	3,424,813	3,381,491
Effect of dilutive securities - employee stock options	18,771	12,568	16,393	9,238
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,452,582	3,404,039	3,441,206	3,390,729
Earnings per share - basic	$0.74	$0.68	$2.28	$1.97
Earnings per share - diluted	0.74	0.67	2.27	1.96

There were 0 and 25,000 stock options that were anti-dilutive for the three and nine-month periods ended September 30, 2017, respectively. There were 0 and 41,350 stock options that were anti-dilutive for the three and nine-month periods ended September 30, 2016.  These stock options were not included in the above calculation.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three or nine months ended September 30, 2017 and 2016. As of September 30, 2017, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Unrealized net holding losses on available-for-sale securities	$(3,599)	$(5,446)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(29)	(247)
Accumulated other comprehensive loss	(3,628)	(5,693)
Tax effect	1,233	1,936
Accumulated other comprehensive loss, net of tax	$(2,395)	$(3,757)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

Three months ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2017	2016	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$178	$316	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(80)	-	Net other-than-temporary impairment losses on investment securities
	98	316
Tax effect	(33)	(107)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$65	$209	Net of tax

Nine months ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2017	2016	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$1,042	$842	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(80)	(192)	Net other-than-temporary impairment losses on investment securities
	962	650
Tax effect	(326)	(221)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$636	$429	Net of tax

6. INVESTMENT SECURITIES

QNB engaged in trading activities for its own account, comprised of municipal securities that were held principally for resale in the near term recorded at fair value with changes in fair value recorded in non-interest income.  During the second quarter 2017, QNB Bank redeemed the trading securities portfolio, as lack of market volatility and the interest rate environment resulted in declining performance of the portfolio.  The net realized gains recorded for the nine months ended September 30, 2017 were $27,000.  The net realized and unrealized losses recorded at December 31, 2016 were $40,000 and fair value was $3,596,000. Unrealized gains on trading activity related to trading securities held at December 31, 2016 totaled $69,000. Interest and dividends are included in interest income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2017 and December 31, 2016 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2017	value	gains	losses	cost
U.S. Government agency	$73,037	$4	$(1,437)	$74,470
State and municipal	79,897	892	(154)	79,159
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	148,856	320	(1,522)	150,058
Collateralized mortgage obligations (CMOs)	78,974	51	(1,528)	80,451
Pooled trust preferred	212	—	(29)	241
Corporate debt	8,074	27	(10)	8,057
Equity	7,363	107	(349)	7,605
Total investment securities available-for-sale	$396,413	$1,401	$(5,029)	$400,041

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2016	value	gains	losses	cost
U.S. Government agency	$76,650	$36	$(2,118)	$78,732
State and municipal	72,295	614	(398)	72,079
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	145,301	561	(2,241)	146,981
Collateralized mortgage obligations (CMOs)	77,415	109	(1,846)	79,152
Pooled trust preferred	2,281	263	(891)	2,909
Corporate debt	8,030	16	(57)	8,071
Equity	8,503	587	(328)	8,244
Total investment securities available-for-sale	$390,475	$2,186	$(7,879)	$396,168

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2017 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
September 30, 2017	Fair value	cost
Due in one year or less	$6,468	$6,438
Due after one year through five years	216,727	218,589
Due after five years through ten years	140,465	142,030
Due after ten years	25,390	25,379
Equity securities	7,363	7,605
Total investment securities available-for-sale	$396,413	$400,041

Proceeds from sales of investment securities available-for-sale were approximately $9,091,000 and $3,078,000 for the three months ended September 30, 2017 and 2016, respectively.  Proceeds from sales of investment securities available-for-sale were approximately $33,711,000 and $31,892,000 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and December 31, 2016, investment securities available-for-sale totaling approximately $241,222,000 and $166,628,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended September 30, 2017				Three months ended September 30, 2016
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains (losses)	gains	losses	losses	Net gains (losses)
Equity securities	$164	$—	$(80)	$84	$316	$—	$—	$316
Debt securities	56	(42)	—	14	—	—	—	—
Total	$220	$(42)	$(80)	$98	$316	$—	$—	$316

	Nine months ended September 30, 2017				Nine months ended September 30, 2016
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$1,020	$—	$(80)	$940	$734	$—	$(192)	$542
Debt securities	566	(544)	—	22	181	(73)	—	108
Total	$1,586	$(544)	$(80)	$962	$915	$(73)	$(192)	$650

The tax expense applicable to the net realized gains for the quarters and nine-month periods ended September 30, 2017 and 2016 were $33,000 and $107,000 for the quarter and $327,000 and $221,000 year-to-date, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities during third quarter of 2017 or 2016. The table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Nine months ended September 30,	2017	2016
Balance, beginning of period	$1,153	$1,153
Reductions: sale, pooled trust preferred	(1,152)	—
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Balance, end of period	$1	$1,153

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	securities	value	losses	value	losses	value	losses
U.S. Government agency	52	$49,541	$(935)	$20,497	$(502)	$70,038	$(1,437)
State and municipal	33	11,432	(98)	2,964	(56)	14,396	(154)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	90	121,062	(1,306)	7,891	(216)	128,953	(1,522)
Collateralized mortgage obligations (CMOs)	66	39,063	(529)	34,064	(999)	73,127	(1,528)
Pooled trust preferred	1	—	—	212	(29)	212	(29)
Corporate debt	3	3,022	(10)	—	—	3,022	(10)
Equity	16	4,130	(311)	309	(38)	4,439	(349)
Total	261	$228,250	$(3,189)	$65,937	$(1,840)	$294,187	$(5,029)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	securities	value	losses	value	losses	value	losses
U.S. Government agency	55	$72,626	$(2,118)	$—	$—	$72,626	$(2,118)
State and municipal	70	29,280	(398)	—	—	29,280	(398)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	88	123,087	(2,241)	—	—	123,087	(2,241)
Collateralized mortgage obligations (CMOs)	68	56,853	(1,269)	15,426	(577)	72,279	(1,846)
Pooled trust preferred	5	—	—	1,952	(891)	1,952	(891)
Corporate debt	4	4,002	(57)	—	—	4,002	(57)
Equity	16	2,985	(268)	888	(60)	3,873	(328)
Total	306	$288,833	$(6,351)	$18,266	$(1,528)	$307,099	$(7,879)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2017 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds one trust preferred security, PreTSL IV.  As of June 30, 2017, PreTSL IV was reclassified from impaired to a performing asset:  all capitalized interest has been repaid, no cashflows are being diverted to any senior tranche, and the bond has excess subordination, which represents cushion to absorb future defaults or deferrals.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information related to the pooled trust preferred security (PreTSL) as of September 30, 2017:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2017)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$241	$212	$(29)	$—	$(1)	B1/BB	5	—	18.0%	142.7%

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with a $2,235,000 carrying value, recording a loss on sale of $15,000, included in non-interest income in the consolidated statement of income.  Several years ago, QNB had recorded $1,152,000 in OTTI for four of these five these bonds, and subsequently applied any cashflow received to the balance of these non-performing, nonaccrual assets. Improvement in market prices for these securities during the second quarter 2017 reduced realized losses, and the reduction of approximately $19,000,000 in risk-based assets required for the bonds drove the decision to redeem these debt securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments, a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the quarter and nine months ended September 30, 2017 and 2016, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major classes of loans are as follows:

	September 30	December 31,
	2017	2016
Commercial:
Commercial and industrial	$135,786	$110,233
Construction	46,006	39,268
Secured by commercial real estate	278,602	255,188
Secured by residential real estate	69,772	68,731
State and political subdivisions	37,474	35,260
Retail:
1-4 family residential mortgages	53,849	47,124
Home equity loans and lines	75,685	71,525
Consumer	6,863	5,670
Total loans	704,037	632,999
Net unearned costs	177	80
Loans receivable	$704,214	$633,079

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At September 30, 2017 and December 31, 2016, overdrafts were approximately $184,000 and $171,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2017, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2017 and December 31, 2016:

September 30, 2017	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$128,830	$687	$6,269	$—	$135,786
Construction	46,003	—	3	—	46,006
Secured by commercial real estate	264,271	4,592	9,739	—	278,602
Secured by residential real estate	67,494	225	2,053	—	69,772
State and political subdivisions	37,474	—	—	—	37,474
Total	$544,072	$5,504	$18,064	$—	$567,640

December 31, 2016	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$102,396	$686	$7,151	$—	$110,233
Construction	39,259	—	9	—	39,268
Secured by commercial real estate	238,290	5,185	11,713	—	255,188
Secured by residential real estate	65,169	231	3,331	—	68,731
State and political subdivisions	35,260	—	—	—	35,260
Total	$480,374	$6,102	$22,204	$—	$508,680

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2017 and December 31, 2016:

September 30, 2017	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$52,957	$892	$53,849
Home equity loans and lines	75,536	149	75,685
Consumer	6,771	92	6,863
Total	$135,264	$1,133	$136,397

December 31, 2016	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$46,858	$266	$47,124
Home equity loans and lines	71,436	89	71,525
Consumer	5,577	93	5,670
Total	$123,871	$448	$124,319

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016:

September 30, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$174	—	—	$174	$135,612	$135,786
Construction	—	—	—	—	46,006	46,006
Secured by commercial real estate	—	$44	$716	760	277,842	278,602
Secured by residential real estate	55	2	153	210	69,562	69,772
State and political subdivisions	—	—	—	—	37,474	37,474
Retail:
1-4 family residential mortgages	—	—	506	506	53,343	53,849
Home equity loans and lines	134	—	122	256	75,429	75,685
Consumer	31	15	5	51	6,812	6,863
Total	$394	$61	$1,502	$1,957	$702,080	$704,037

December 31, 2016	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$463	—	—	$463	$109,770	$110,233
Construction	214	—	—	214	39,054	39,268
Secured by commercial real estate	64	$395	$1,596	2,055	253,133	255,188
Secured by residential real estate	—	—	285	285	68,446	68,731
State and political subdivisions	—	—	—	—	35,260	35,260
Retail:
1-4 family residential mortgages	1,459	323	—	1,782	45,342	47,124
Home equity loans and lines	107	15	—	122	71,403	71,525
Consumer	14	2	—	16	5,654	5,670
Total	$2,321	$735	$1,881	$4,937	$628,062	$632,999

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2017 and December 31, 2016:

September 30, 2017	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	—	$4,360
Construction	—	—
Secured by commercial real estate	—	2,070
Secured by residential real estate	—	1,520
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	892
Home equity loans and lines	—	149
Consumer	$5	87
Total	$5	$9,078

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2016	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,798
Construction	—	—
Secured by commercial real estate	—	3,007
Secured by residential real estate	—	1,866
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	266
Home equity loans and lines	—	89
Consumer	—	93
Total	$—	$10,119

Activity in the allowance for loan losses for the three months ended September 30, 2017 and 2016 are as follows:

Three months ended September 30, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,177	$559	—	$8	$2,744
Construction	516	13	—	—	529
Secured by commercial real estate	2,640	(267)	—	2	2,375
Secured by residential real estate	1,200	(93)	—	-	1,107
State and political subdivisions	123	8	—	—	131
Retail:
1-4 family residential mortgages	439	(61)	—	—	378
Home equity loans and lines	319	61	—	3	383
Consumer	78	30	$(29)	6	85
Unallocated	543	(150)	N/A	N/A	393
Total	$8,035	$100	$(29)	$19	$8,125

Three months ended September 30, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,350	$(55)	—	$9	$1,304
Construction	429	(79)	—	—	350
Secured by commercial real estate	2,231	233	—	2	2,466
Secured by residential real estate	1,550	(57)	—	50	1,543
State and political subdivisions	204	(64)	—	—	140
Indirect lease financing	226	(6)	—	—	220
Retail:
1-4 family residential mortgages	298	(20)	—	—	278
Home equity loans and lines	343	(7)	—	4	340
Consumer	73	33	$(29)	7	84
Unallocated	846	22	N/A	N/A	868
Total	$7,550	$—	$(29)	$72	$7,593

Activity in the allowance for loan losses for the nine months ended September 30, 2017 and 2016 are as follows:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,459	$1,257	—	$28	$2,744
Construction	449	80	—	—	529
Secured by commercial real estate	2,646	(277)	—	6	2,375
Secured by residential real estate	1,760	(685)	$(3)	35	1,107
State and political subdivisions	123	8	—	—	131
Retail:
1-4 family residential mortgages	366	12	—	—	378
Home equity loans and lines	353	22	—	8	383
Consumer	76	52	(68)	25	85
Unallocated	162	231	N/A	N/A	393
Total	$7,394	$700	$(71)	$102	$8,125

Nine months ended September 30, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$(105)	$(140)	$28	$1,304
Construction	286	64	—	—	350
Secured by commercial real estate	2,411	49	—	6	2,466
Secured by residential real estate	1,812	(359)	(20)	110	1,543
State and political subdivisions	222	(82)	—	—	140
Indirect lease financing	164	99	(52)	9	220
Retail:
1-4 family residential mortgages	350	(72)	—	—	278
Home equity loans and lines	428	(102)	—	14	340
Consumer	76	49	(62)	21	84
Unallocated	284	584	N/A	N/A	868
Total	$7,554	$125	$(274)	$188	$7,593

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,354,000 and $1,819,000 as of September 30, 2017 and December 31, 2016, respectively. Non-performing TDRs totaled $3,120,000 and $3,555,000 as of September 30, 2017 and December 31, 2016, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2017		December 31, 2016
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$3,235	—	$3,992	—
TDRs with an allowance recorded	1,239	$302	1,382	$761
Total	$4,474	$302	$5,374	$761

There were no newly identified TDRs during the nine months ended September 30, 2017. As of September 30, 2017, and December 31, 2016, QNB had commitments of $5,000 and $30,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were net charge-offs of $3,000 and $0 during the nine months ended September 30, 2017 and 2016, respectively, resulting from loans previously modified as TDRs.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans, by loan class, modified as TDRs during the three and nine months ended September 30, 2017 and 2016. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended September 30,	2017			2016
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Consumer	—	$—	$—	1	$96	$95

Nine months ended September 30,	2017			2016
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	—	$—	$—	6	$1,074	$1,033
Secured by residential real estate	—	—	—	4	524	503
Retail:
Consumer	—	—	—	1	96	95
Total	—	$—	$—	11	$1,694	$1,631

There was one loan with an outstanding balance of $18,000 that was modified as a TDR within 12 months prior to September 30, 2017 for which there was a payment default (60 days or more past due) during the nine months ended September 30, 2017. There were no loans modified as TDRs within 12 months prior to September 30, 2016 for which there was a payment default during the nine months ended September 30, 2016.

The Company has two consumer mortgage loans secured by residential real estate for which foreclosure proceedings are in process at September 30, 2017. The recorded investment is $392,000.

The following tables present the balance in the allowance for loan losses at September 30, 2017 and December 31, 2016 disaggregated based on the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated based on the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2017	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,744	$1,759	$985	$135,786	$4,586	$131,200
Construction	529	—	529	46,006	3	46,003
Secured by commercial real estate	2,375	28	2,347	278,602	4,837	273,765
Secured by residential real estate	1,107	117	990	69,772	1,819	67,953
State and political subdivisions	131	—	131	37,474	—	37,474
Retail:
1-4 family residential mortgages	378	10	368	53,849	1,230	52,619
Home equity loans and lines	383	41	342	75,685	170	75,515
Consumer	85	—	85	6,863	92	6,771
Unallocated	393	N/A	N/A	N/A	N/A	N/A
Total	$8,125	$1,955	$5,777	$704,037	$12,737	$691,300

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Allowance for Loan Losses			Loans Receivable
December 31, 2016	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,459	$696	$763	$110,233	$5,134	$105,099
Construction	449	—	449	39,268	224	39,044
Secured by commercial real estate	2,646	—	2,646	255,188	6,383	248,805
Secured by residential real estate	1,760	494	1,266	68,731	2,313	66,418
State and political subdivisions	123	—	123	35,260	—	35,260
Retail:
1-4 family residential mortgages	366	8	358	47,124	748	46,376
Home equity loans and lines	353	—	353	71,525	111	71,414
Consumer	76	—	76	5,670	93	5,577
Unallocated	162	N/A	N/A	N/A	N/A	N/A
Total	$7,394	$1,198	$6,034	$632,999	$15,006	$617,993

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information in regard to impaired loans by loan portfolio class as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$2,189	$2,560	$—	$2,482	$2,862	$—
Construction	3	3	—	224	234	—
Secured by commercial real estate	4,748	5,304	—	6,383	6,367	—
Secured by residential real estate	633	982	—	1,046	1,438	—
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	1,066	1,113	—	570	589	—
Home equity loans and lines	129	173	—	111	174	—
Consumer	92	96	—	93	95	—
Total	$8,860	$10,231	$—	$10,909	$11,759	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$2,397	$2,637	$1,759	$2,652	$2,812	$696
Construction	—	—	—	—	—	—
Secured by commercial real estate	89	92	28	—	—	—
Secured by residential real estate	1,186	1,338	117	1,267	1,435	494
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	164	164	10	178	193	8
Home equity loans and lines	41	41	41	—	—	—
Consumer	—	—	—	—	—	—
Total	$3,877	$4,272	$1,955	$4,097	$4,440	$1,198

Total:
Commercial:
Commercial and industrial	$4,586	$5,197	$1,759	$5,134	$5,674	$696
Construction	3	3	—	224	234	—
Secured by commercial real estate	4,837	5,396	28	6,383	6,367	—
Secured by residential real estate	1,819	2,320	117	2,313	2,873	494
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	1,230	1,277	10	748	782	8
Home equity loans and lines	170	214	41	111	174	—
Consumer	92	96	—	93	95	—
Total	$12,737	$14,503	$1,955	$15,006	$16,199	$1,198

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information in regard to the average recorded investment and interest income recognized on impaired loans for the nine-month periods ended September 30, 2017 and 2016.

Nine Months Ended September 30,	2017		2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,809	$11	$4,288	$50
Construction	61	2	412	15
Secured by commercial real estate	5,638	117	6,327	100
Secured by residential real estate	2,171	19	1,945	11
State and political subdivisions	—	—	—	—
Indirect lease financing	—	—	114	—
Retail:
1-4 family residential mortgages	1,020	10	572	8
Home equity loans and lines	115	1	134	1
Consumer	91	—	10	—
Total	$13,905	$160	$13,802	$185

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2017:

September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	—	$73,037	—	$73,037
State and municipal securities	—	79,897	—	79,897
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	148,856	—	148,856
Collateralized mortgage obligations (CMOs)	—	78,974	—	78,974
Pooled trust preferred securities	—	—	$212	212
Corporate debt securities	—	8,074	—	8,074
Equity securities	$7,363	—	—	7,363
Total securities available-for-sale	$7,363	$388,838	$212	$396,413
Total recurring fair value measurements	$7,363	$388,838	$212	$396,413

Nonrecurring fair value measurements
Impaired loans	$—	$—	$1,922	$1,922
Mortgage servicing rights	—	—	35	35
Total nonrecurring fair value measurements	$—	$—	$1,957	$1,957

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three or nine months ended September 30, 2017. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- and nine-month periods ended September 30, 2017.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2017	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$639	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	1,283	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25% to -60%
Mortgage servicing rights	35	Discounted cash flow		Remaining term		2 to 27 yrs
				Discount rate		14% to 16%

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

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2017 and 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
	2017	2016
Balance, January 1,	$2,281	$2,653
Payments received	(55)	(312)
Sale of securities	(2,026)	—
Total gains or losses (realized/unrealized)
Included in earnings	(15)	—
Included in other comprehensive income	27	(66)
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$212	$2,275

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2017;
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

The Bank utilized a third party to value this security using a discounted cash flow analysis.  Based on management’s review of the five underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cash flows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year swap rate is used as the reference rate, since it is indicative of market expectation for short term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 6.12% includes the risk-free rate, a credit component and a spread for illiquidity. For a further discussion of PreTSL valuation see Note 6, Investment Securities.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2017 and December 31, 2016:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost):  The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities - trading (carried at fair value), available for sale (carried at fair value):  The fair value of securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2017	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$26,028	$26,028	$26,028	—	—
Investment securities: Available-for-sale	396,413	396,413	7,363	$388,838	$212
Restricted investment in bank stocks	578	578	—	578	—
Loans held-for-sale	115	117	—	117	—
Net loans	696,089	701,643	—	—	701,643
Mortgage servicing rights	483	567	—	—	567
Accrued interest receivable	3,616	3,616	—	3,616	—

Financial liabilities
Deposits with no stated maturities	$775,006	$775,006	$775,006	—	$—
Deposits with stated maturities	230,439	229,821	—	$229,821	—
Short-term borrowings	40,176	40,176	40,176	—	—
Accrued interest payable	336	336	—	336	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

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

A summary of the Bank's financial instrument commitments is as follows:

	September 30,	December 31,
	2017	2016
Commitments to extend credit and unused lines of credit	$313,828	$277,216
Standby letters of credit	16,651	16,490
Total financial instrument commitments	$330,479	$293,706

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

making conditional obligations as it does for on-balance sheet instruments. The majority of these standby letters of credit expire within one year with the longest term being five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2017 and December 31, 2016 for guarantees under standby letters of credit issued is not material.

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2017, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$110,939	12.86%	$69,031	8.00%	$86,289	10.00%
Bank	101,980	12.13	67,258	8.00	84,073	10.00

Tier I capital (to risk-weighted assets):
Consolidated	102,741	11.91	51,773	6.00	51,773	6.00
Bank	93,782	11.16	50,420	6.00	67,227	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	102,741	11.91	38,830	4.50	N/A	N/A
Bank	93,782	11.16	37,815	4.50	54,622	6.50

Tier I capital (to average assets):
Consolidated	102,741	9.04	45,452	4.00	N/A	N/A
Bank	93,782	8.32	45,088	4.00	56,359	5.00

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

QNB uses the current statutory tax rate of 34% to value its deferred tax assets and liabilities. Proposed comprehensive tax reform, announced April 26, 2017, included a reduction in the U.S. corporate income tax rate to 15%. The U.S. House of Representatives recently published a summary of the Tax Cuts and Jobs Act which proposed a corporate tax rate of 20%.  If corporate tax rates were reduced, management expects the Company would be required to record an initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions. The proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to determine if any of the proposals are actionable. Accordingly, management cannot assess the effect a change in the corporate tax rate would have on Company's operating results or financial position.

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized. As a result of prolonged declines in some equity securities’ fair values, $80,000 of other-than-temporary impairment charges were recorded during the third quarter and first nine months of 2017.  There was $192,000 in other-than-temporary impairment charges recorded during the first nine months of 2016.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security based on the timing of future estimated cash flows of the security. There were no credit-related other-than-temporary impairment charges in the third quarters and nine months ended September 30, 2017 or 2016.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2017 of $2,554,000, or $0.74 per share on a diluted basis, compared to net income of $2,292,000, or $0.67 per share on a diluted basis, for the same period in 2016. For the nine-month period ended September 30, 2017, QNB reported net income of $7,800,000, or $2.27 per share on a diluted basis, compared to net income of $6,655,000, or $1.96 per share on a diluted basis, for the same period in 2016.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.89% and 9.90%, respectively, for the quarter ended September 30, 2017 compared with 0.86% and 9.57%, respectively, for the same period in 2016. For the nine months ended September 30, 2017, annualized rate of return on average assets and average shareholders’ equity was 0.94% and 10.37%, respectively, compared with 0.87% and 9.48% for the same period in 2016.

Total assets as of September 30, 2017 were $1,150,363,000, compared with $1,063,141,000 at December 31, 2016. Loans receivable at September 30, 2017 were $704,214,000, compared with $633,079,000 at December 31, 2016, an increase of $71,135,000, or 11.2%, with commercial lending as the largest contributor to the growth. Total deposits of $1,005,445,000 at September 30, 2017 increased $92,090,000, or 10.1%, compared with total deposits of $913,355,000 at December 31, 2016.

Results for the three and nine months ended September 30, 2017 include the following significant components:

•	Net interest income increased $1,230,000, or 17.4%, to $8,315,000 and $2,828,000, or 13.3%, to $24,053,000 for the three and nine months ended September 30, 2017, respectively.
•	Net interest margin on a tax-equivalent basis increased 22 basis points for the quarter and ten basis points year-to-date, to 3.15% for both periods.
•

QNB recorded $100,000 in provision for loan losses for the quarter and $700,000 for the nine months ended September 30, 2017, compared with $125,000 for the first nine months of 2016.  There was no provision recorded for the third quarter of 2016.

•	Non-interest income decreased $174,000, or 10.6%, to $1,470,000 for the third quarter and increased $481,000, or 10.5%, to $5,075,000 for year-to-date 2017, compared with the same periods in 2016.
•	Non-interest expense increased $575,000, or 10.2%, to $6,191,000 for the third quarter and $993,000, or 5.9%, to $17,721,000 for year-to-date 2017, compared to the same periods in 2016.
•

Total non-performing loans were $10,437,000, or 1.48% of loans receivable at September 30, 2017, compared with $11,938,000, or 1.89% of loans receivable at December 31, 2016. Loans on non-accrual status were $9,078,000 at September 30, 2017 compared with $10,119,000 at December 31, 2016. Net recoveries for the nine months ended September 30, 2017 were $31,000, or -0.01% annualized of average total loans, compared with net charge-offs of $86,000, or 0.02% annualized of average total loans for the same period in 2016.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and nine-month periods ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total interest income	$9,830	$8,287	$28,158	$24,751
Total interest expense	1,515	1,202	4,105	3,526
Net interest income	8,315	7,085	24,053	21,225
Tax-equivalent adjustment	402	403	1,179	1,252
Net interest income (fully taxable-equivalent)	$8,717	$7,488	$25,232	$22,477

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	—	—	—	$3,992	5.44%	$54
Investment securities (AFS & HTM):
U.S. Government agencies	$74,469	1.80%	$335	60,860	1.88	286
State and municipal	78,236	3.93	768	71,905	4.03	724
Mortgage-backed and CMOs	221,513	2.04	1,127	197,462	1.95	963
Pooled trust preferred securities	242	3.61	2	3,091	0.23	2
Corporate debt securities	8,060	2.04	41	7,224	1.74	31
Equities	7,918	3.61	72	6,568	2.85	47
Total investment securities	390,438	2.40	2,345	347,110	2.37	2,053
Loans:
Commercial real estate	397,481	4.60	4,607	329,786	4.40	3,645
Residential real estate	52,833	3.90	516	45,606	3.94	449
Home equity loans	66,730	3.87	650	63,141	3.62	574
Commercial and industrial	135,791	4.74	1,621	111,058	4.32	1,206
Indirect lease financing	—	—	—	9,202	8.58	197
Consumer loans	6,685	5.65	95	4,626	5.21	61
Tax-exempt loans	35,328	3.97	354	39,226	3.75	370
Total loans, net of unearned income*	694,848	4.48	7,843	602,645	4.29	6,502
Other earning assets	13,411	1.31	44	62,778	0.51	81
Total earning assets	1,098,697	3.69	10,232	1,016,525	3.40	8,690
Cash and due from banks	15,946			16,378
Allowance for loan losses	(8,068)			(7,630)
Other assets	29,731			28,728
Total assets	$1,136,306			$1,054,001

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$173,544	0.21%	94	$157,179	0.20%	80
Municipals	126,689	0.80	257	114,403	0.34	97
Money market	82,263	0.29	59	71,963	0.27	48
Savings	250,306	0.48	300	231,496	0.40	233
Time	129,272	1.19	387	133,296	1.13	378
Time of $100,000 or more	99,669	1.42	357	95,915	1.37	330
Total interest-bearing deposits	861,743	0.67	1,454	804,252	0.58	1,166
Short-term borrowings	43,678	0.56	61	38,506	0.37	36
Total interest-bearing liabilities	905,421	0.66	1,515	842,758	0.57	1,202
Non-interest-bearing deposits	124,269			112,114
Other liabilities	4,231			3,874
Shareholders' equity	102,385			95,255
Total liabilities and shareholders' equity	$1,136,306			$1,054,001
Net interest rate spread		3.03%			2.83%
Margin/net interest income		3.15%	$8,717		2.93%	$7,488

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$1,587	5.72%	$68	$3,919	5.47%	$161
Investment securities (AFS & HTM):
U.S. Government agencies	74,516	1.77	992	57,160	1.85	794
State and municipal	75,310	3.90	2,205	73,765	4.06	2,247
Mortgage-backed and CMOs	222,165	2.04	3,405	196,830	1.98	2,926
Pooled trust preferred securities	1,989	1.36	20	3,197	0.21	5
Corporate debt securities	8,064	1.98	120	8,160	1.77	108
Equities	7,231	3.40	184	7,192	3.28	177
Total investment securities	389,275	2.37	6,926	346,304	2.41	6,257
Loans:
Commercial real estate	386,958	4.58	13,257	327,225	4.43	10,854
Residential real estate	49,874	3.86	1,446	44,447	3.90	1,301
Home equity loans	66,315	3.83	1,901	62,557	3.72	1,740
Commercial and industrial	124,471	4.68	4,357	112,918	4.25	3,592
Indirect lease financing	—	—	—	9,844	8.88	656
Consumer loans	6,481	5.39	261	4,460	5.25	175
Tax-exempt loans	35,188	3.96	1,042	39,959	3.77	1,127
Total loans, net of unearned income*	669,287	4.45	22,264	601,410	4.32	19,445
Other earning assets	9,518	1.10	79	34,156	0.55	140
Total earning assets	1,069,667	3.67	29,337	985,789	3.52	26,003
Cash and due from banks	13,766			14,013
Allowance for loan losses	(7,761)			(7,622)
Other assets	29,169			28,683
Total assets	$1,104,841			$1,020,863

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$169,061	0.21%	262	$151,907	0.21%	237
Municipals	102,207	0.64	491	98,777	0.35	255
Money market	84,389	0.30	187	70,556	0.27	142
Savings	248,325	0.45	837	228,894	0.40	688
Time	129,450	1.16	1,127	133,930	1.12	1,122
Time of $100,000 or more	96,659	1.39	1,008	94,462	1.37	967
Total interest-bearing deposits	830,091	0.63	3,912	778,526	0.59	3,411
Short-term borrowings	49,472	0.52	193	39,922	0.38	115
Total interest-bearing liabilities	879,563	0.62	4,105	818,448	0.58	3,526
Non-interest-bearing deposits	120,365			104,922
Other liabilities	4,381			3,756
Shareholders' equity	100,532			93,737
Total liabilities and shareholders' equity	$1,104,841			$1,020,863
Net interest rate spread		3.05%			2.94%
Margin/net interest income		3.15%	$25,232		3.05%	$22,477
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

	Three months ended			Nine months ended
	September 30, 2017 compared			September 30, 2017 compared
	to September 30, 2016			to September 30, 2016
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$(54)	$(54)	$—	$(93)	$(96)	$3
Investment securities (AFS & HTM):
U.S. Government agencies	49	64	(15)	198	241	(43)
State and municipal	44	64	(20)	(42)	47	(89)
Mortgage-backed and CMOs	164	118	46	479	377	102
Pooled trust preferred securities	—	(2)	2	15	(2)	17
Corporate debt securities	10	4	6	12	(1)	13
Equities	25	10	15	7	1	6
Total Investment securities (AFS & HTM)	292	258	34	669	663	6
Loans:
Commercial real estate	962	761	201	2,403	1,970	433
Residential real estate	67	71	(4)	145	160	(15)
Home equity loans	76	35	41	161	103	58
Commercial and industrial	415	272	143	765	363	402
Indirect lease financing	(197)	(197)	—	(656)	(656)	—
Consumer loans	34	27	7	86	79	7
Tax-exempt loans	(16)	(35)	19	(85)	(136)	51
Total Loans	1,341	934	407	2,819	1,883	936
Other earning assets	(37)	(64)	27	(61)	(101)	40
Total interest income	1,542	1,074	468	3,334	2,349	985
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	14	9	5	25	27	(2)
Municipals	160	11	149	236	9	227
Money market	11	8	3	45	28	17
Savings	67	19	48	149	57	92
Time	9	(11)	20	5	(39)	44
Time of $100,000 or more	27	14	13	41	22	19
Total interest-bearing deposits	288	50	238	501	104	397
Short-term borrowings	25	4	21	78	27	51
Total interest expense	313	54	259	579	131	448
Net interest income	$1,229	$1,020	$209	$2,755	$2,218	$537

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2017 were $1,098,697,000, an increase of $82,172,000, or 8.1%, from the third quarter of 2016, with average loans increasing $92,203,000, or 15.3%, and average investment securities increasing $39,336,000, or 11.2%, over the same period. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 63.2% for the third quarter of 2017, compared with 59.3% for the third quarter of 2016. On the funding side, average deposits increased $69,646,000, or 7.6%, to $986,012,000 for the third quarter of 2017 with growth in all categories except for time deposits. Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the third quarter of 2017 increased $5,172,000, to

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$43,678,000, which consisted of average commercial repurchase agreements of $35,995,000 and average overnight borrowings of $7,683,000.  For the same period in 2016, borrowings consisted solely of commercial repurchase agreements.

The net interest margin for the third quarter of 2017 was 3.15% compared with 2.93% for same period in 2016.  While competition for quality loans in our local market continues to exert pressure on the net interest margin, three increases in the prime lending rate since September 2016 have provided increased interest income on variable rate loans, and moderate competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,542,000, or 17.7%, to $10,232,000 for the third quarter of 2017; total interest expense increased 26.0% to $1,515,000. Growth in earning assets is the primary contributor to the increase in interest income, with the increase in rates on variable-rate loans referenced above also contributing significantly.  All categories of interest-bearing deposits experienced higher rates in the third quarter of 2017 compared to the third quarter of 2016, Rates increased 46 basis points for municipal deposits indexed to Fed Funds, while moderate competitive pricing pressure resulted in smaller rate increases in other deposit types.

The yield on earning assets on a tax-equivalent basis increased twenty-nine basis points from 3.40% for the third quarter of 2016, to 3.69% for the third quarter of 2017.  The cost of interest-bearing liabilities was 0.66% for the quarter ended September 30, 2017, compared with 0.57% for the same period in 2016.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) increased $238,000 when comparing the quarters ended September 30, 2017 and 2016. The average yield on the investment portfolio was 2.40% for both the third quarters of 2017 and 2016. Investment opportunities in the current rate environment provide a yield comparable to the overall portfolio yield.

Income on U.S. Government agency securities increased $49,000, as the $13,609,000, or 22.4%, increase in average balances contributed to an increase in interest income of $64,000. This was offset by a $15,000 decrease in interest income due to an eight basis point decrease in the yield from 1.88% for the third quarter of 2016 to 1.80% for the same period in 2017.

Average tax-exempt municipal securities increased $6,331,000, contributing $64,000 to interest income, which was offset by a ten basis point reduction in average yield, resulting in a decrease of interest income of $20,000.  QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds but the current yield on replacement bonds is well below the yield of the bonds being called or maturing.  Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2017.

Interest income on mortgage-backed securities and CMOs increased $164,000 with a nine basis point increase in average yield, plus the $24,051,000 increase in average balances contributing the majority of increase.  This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase.

Income on loans increased $1,341,000 to $7,843,000 when comparing the third quarters of 2017 and 2016, with the strong growth in average balances contributing an increase in interest income of $934,000.  The yield on average loans for the third quarter of 2017 was 4.48%, 19 basis points higher than the 4.29% yield in third quarter of 2016.   Despite increases in the Fed funds rate in December 2016, March 2017, and June 2017, competitive pressures resulted in new loans being originated at relatively low rates. Mitigating competitive pricing, variable rate loans have repriced higher as the prime rate increases went into effect.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans.  Average balances increased $67,695,000, or 20.5%, to $397,481,000 for the quarter ended September 30, 2017 compared with the same quarter in 2016, contributing $761,000 in increased interest income.  The yield on commercial real estate loans increased 20 basis points to 4.60% in 2017, contributing $201,000 in increased interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on commercial and industrial loans increased $415,000. Average balances increased $24,733,000, or 22.3%, to $135,791,000 for the third quarter of 2017 resulting in a $272,000 increase in income. The average yield on these loans increased 42 basis points to 4.74% resulting in an increase in income of $143,000.  Many of the loans in this category are indexed to the prime interest rate, which increased by one quarter of one percent three times since September 2016.

Tax-exempt loan income was $354,000 for the third quarter of 2017, a decrease of $16,000 from the same period in 2016. As with municipal marketable securities, many municipalities have refinanced existing loans. While QNB has been successful in winning some of these bids, average balances have decreased $3,898,000, or 9.9%, to $35,328,000 for the third quarter of 2017, resulting in a decrease of $35,000 in income. The yield on municipal loans improved 22 basis points to 3.97% for the third quarter of 2017, compared with the same period in 2016, resulting in an additional $19,000 in interest income.

In October 2016, QNB sold its interest in third-party originated indirect lease financing contracts.  This portfolio provided $197,000 in interest income during the third quarter of 2016.

QNB desires to become the “local consumer lender of choice” and to affect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $7,227,000, or 15.9%, to $52,833,000 for the third quarter of 2017 compared to the same period in 2016. Over this same timeframe, the average yield on the portfolio decreased four basis points to 3.90% for the third quarter of 2017. The net result was a comparative increase in interest income of $67,000. Interest income for home equity loans increased $76,000, as a result of average balances increasing $3,589,000, or 5.7%, to $66,730,000 while the average yield increased 25 basis points to 3.87%. Average consumer loans increased $2,059,000, or 44.5%, to $6,685,000, led primarily by student loan average balances, which increased $1,738,000 from third quarter 2016 to third quarter 2017.  When comparing these two periods, the yield on the portfolio increased 44 basis points to 5.65%; the combined result was a $34,000 increase in interest income for consumer loans.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $313,000, when comparing the third quarter of 2017 to the same period in 2016.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $12,155,000, or 10.8%, to $124,269,000 for the third quarter. QNB has been successful in increasing business checking accounts as average balances in these accounts have increased by $10,435,000, or 11.5%, to $100,983,000 when comparing the quarters. Average interest-bearing demand accounts increased $16,365,000, or 10.4%, to $173,544,000 for the third quarter of 2017. Interest expense on interest-bearing demand accounts increased $14,000 to $94,000 for the same period, as the average rate paid increased one basis point to 0.21% for the third quarter of 2017. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.10% on balances up to $25,000 and 0.30% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2017, the average balance in this product was $51,323,000 and the related interest expense was $75,000 for an average yield of 0.58%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2016 was $45,125,000 with a related interest expense of $63,000 and an average rate paid of 0.55%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $112,054,000 for the third quarter of 2016 to $122,221,000 for the third quarter of 2017. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts increased $160,000 to $257,000 for the third quarter of 2017. The average balance of municipal interest-bearing demand accounts increased $12,286,000, or 10.7%, to $126,689,000, with the average interest rate paid on these accounts increasing 46 basis points to 0.80% for the third quarter of 2017.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%, therefore the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $10,300,000, or 14.3%, to $82,263,000 for the third quarter of 2017 compared with the same period in 2016. Interest expense on money market accounts increased $11,000 to $59,000, while the average interest rate paid on money market accounts increased two basis points to 0.29% for the third quarter of 2017 compared with the same period in 2016. Most of balances in this category are in a product that pays a tiered rate based on account balances.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on savings accounts increased $67,000 when comparing the third quarter of 2017 to the third quarter of 2016, and the average rate increased eight basis points to 0.48%.  When comparing these same periods, average savings account balances increased $18,810,000, or 8.1%, to $250,306,000 for the third quarter of 2017 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2017 at $181,706,000. This product has grown successfully since its introduction in the third quarter of 2009. The average yield paid on these accounts was 0.60% for the third quarter of 2017 and 0.50% for the same period in 2016. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $5,542,000, to $68,600,000 in average balances, when comparing the third quarter of 2017 average to the same period in 2016.

Total interest expense on time deposits totaled $744,000 and $708,000 for the third quarters of 2017 and 2016, respectively. Average total time deposits decreased slightly from $229,211,000 for the third quarter 2016 to $228,941,000 for the third quarter of 2017. As with fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased six basis points to 1.29% when comparing the third quarter of 2017 to the same period in 2016.

Approximately $99,509,000, or 43.2%, of time deposits at September 30, 2017 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.81%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings increased $25,000 for the third quarter of 2017 to $61,000 when compared to the same period in 2016. When comparing these same periods, average balances increased from $38,506,000 to $43,678,000, due to an increase in average FHLB borrowings of $7,681,000, while the average rate paid increased 19 basis points to 0.56% for the third quarter of 2017.

Nine Month Comparison

For the nine-month period ended September 30, 2017 average earning assets increased $83,878,000, or 8.5%, to $1,069,667,000, with average loans increasing 11.3% and average investment securities increasing 11.6%. Average total deposits increased $67,008,000, or 7.6%, to $950,456,000 for the nine-month period ended September 30, 2017 compared to the same period in 2016. The net interest margin on a tax-equivalent basis was 3.15% for the nine-month period ended September 30, 2017, a ten basis point increase from the same period in 2016.

Total interest income on a tax-equivalent basis increased $3,334,000, or 12.8%, from $26,003,000 to $29,337,000, when comparing the nine-month periods ended September 30, 2016 and September 30, 2017, due to the additional interest income generated from the growth in earning assets combined with the impact of improved yields on some of those assets. Interest income increased $2,349,000 as a result of volume increases, and $985,000 as a result of better yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.52% to 3.67% for the nine-month periods with the yield on loans up 13 basis points to 4.45%. QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments, including trading securities, decreased five basis points from 2.44% to 2.39% when comparing the nine-month periods.

Total interest expense increased $579,000 for the nine-month period ended September 30, 2017 compared with the same period in 2016. Deposit rates account for $397,00 of the increase attributable to municipal deposits rates, which are correlated to changes in the Fed Funds target rate, and eSavings and time deposit rates. The average rate paid on interest bearing deposits increased four basis point to 0.63% for the nine-month period ended September 30, 2017 versus the same period in 2016.  QNB Bank funded short-term cash needs with increased overnight Federal Home Loan Bank borrowings in the first three quarters of 2017 compared with the same period in 2016, and the borrowing rate increased 14 basis points, which contributed $51,000 to the increase in interest expense.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Deposit balance increases and higher borrowings contributed $131,000 to interest expense.  The yield on interest-bearing liabilities rose four basis points to 0.62% for the nine months ended September 30, 2017, compared to the same period in 2016.

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

Based on this analysis, QNB recorded $100,000 and $700,000 in provision for loan losses in the third quarter and first nine months of 2017, respectively, compared with no provision in the third quarter and $125,000 year-to-date in 2016.  QNB's allowance for loan losses of $8,125,000 represents 1.15% of loans receivable at September 30, 2017 compared with an allowance for loan losses of $7,394,000, or 1.17% of loans receivable, at December 31, 2016, and $7,593,000, or 1.25% of loans receivable at September 30, 2016. Management believes the allowance for loan losses at September 30, 2017 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs were $10,000 and net recoveries were $31,000, respectively, for the three and nine months ended September 30, 2017, compared with net loan recoveries of $43,000 and net charge-offs of $86,000, respectively, for the same periods in 2016.

Non-performing assets of $10,437,000 at September 30, 2017 compares favorably with $14,219,000 as of December 31, 2016 and $11,811,000 as of September 30, 2016. Prior to June 2017, this category comprised non-performing loans and trust preferred securities.  In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with a $2,235,000 carrying value.  The remaining trust preferred security, which had a carrying balance of $212,000 at September 30, 2017, was returned to accruing status. Non-accrual pooled trust preferred securities were carried at fair value of $2,281,000, and $2,275,000 at December 31, 2016 and September 30, 2016, respectively.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were $10,437,000, or 1.48% of loans receivable at September 30, 2017 compared with $11,938,000, or 1.89% of loans receivable at December 31, 2016, and $9,536,000, or 1.57% of loans receivable at September 30, 2016. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2017, $7,507,000, or approximately 82% of the loans classified as non-accrual, are current or past due less than 30 days. Loans classified as substandard or doubtful within the Company’s risk rating system totaled $18,064,000, a reduction of $4,140,000 from the $22,204,000 reported at December 31, 2016 and a $4,101,000 decline from the $22,165,000 reported at September 30, 2016.

QNB had $5,000 in loans past due 90 days or more and still accruing interest at September 30, 2017, and no loans past due 90 days or more and still accruing at December 31, 2016.  This compares with $150,000 at September 30, 2016. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.28% of loans receivable at September 30, 2017 compared with 0.78% at December 31, 2016 and 0.70% at September 30, 2016.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $1,354,000 at September 30, 2017, compared with $1,819,000 at December 31, 2016, and $1,149,000 at September 30, 2016. There were no

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

newly identified troubled debt restructures in the nine months ended September 30, 2017. QNB had no other real estate owned or repossessed assets as of September 30, 2017, December 31, 2016, or September 30, 2016.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2017	2016	2016
Non-accrual loans	$9,078	$10,119	$8,237
Loans past due 90 days or more and still accruing interest	5	—	150
Troubled debt restructured loans (not already included above)	1,354	1,819	1,149
Total non-performing loans	10,437	11,938	9,536
Non-accrual investment securities	—	2,281	2,275
Total non-performing assets	$10,437	$14,219	$11,811

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$669,073	$604,757	$601,143
Total loans	704,214	633,079	608,231

Allowance for loan losses	8,125	7,394	7,593

Allowance for loan losses to:
Non-performing loans	77.85%	61.94%	79.63%
Total loans (excluding held-for-sale)	1.15%	1.17%	1.25%
Average total loans	1.21%	1.22%	1.26%

Non-performing loans / total loans (excluding held-for-sale)	1.48%	1.89%	1.57%
Non-performing assets / total assets	0.91%	1.34%	1.10%

An analysis of net loan (recoveries) charge-offs for the three and nine months ended September 30, 2017 compared to 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (recoveries) charge-offs	$10	$(43)	$(31)	$86

Net annualized (recoveries) charge-offs to:
Total loans	0.01%	(0.03%)	(0.01%)	0.02%
Average total loans excluding held-for-sale	0.01%	(0.03%)	(0.01%)	0.02%
Allowance for loan losses	0.53%	(2.26%)	(0.50%)	1.52%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At September 30, 2017 and December 31, 2016, the recorded investment in loans for which impairment has been identified totaled $12,737,000 and $15,006,000 of which $8,860,000 and $10,909,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $3,877,000 and $4,097,000 at September 30, 2017 and December 31, 2016, respectively, and the related allowance for loan losses associated with these loans was $1,955,000 and $1,198,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 7 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net gain on investment securities	$98	$316	$(218)	-69.0%	$962	$650	$312	48.0%
Net (loss) gain on trading activity	-	(39)	39	-100.0%	27	47	(20)	-42.6%
Fees for services to customers	429	425	4	0.9%	1,242	1,205	37	3.1%
ATM and debit card	435	419	16	3.8%	1,301	1,229	72	5.9%
Retail brokerage and advisory	168	129	39	30.2%	375	425	(50)	-11.8%
Bank-owned life insurance	70	73	(3)	-4.1%	261	217	44	20.3%
Merchant	91	86	5	5.8%	263	242	21	8.7%
Net gain on sale of loans	65	143	(78)	-54.5%	316	263	53	20.2%
Other	114	92	22	23.9%	328	316	12	3.8%
Total	$1,470	$1,644	$(174)	-10.6%	$5,075	$4,594	$481	10.5%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2017 was $1,470,000, a decrease of $174,000, compared to $1,644,000 for the third quarter of 2016. Excluding net gains on investment securities, trading activities and sale of loans for both periods, total non-interest income was $1,307,000 and $1,224,000 for the third quarters of 2017 and 2016, respectively, an increase of $83,000, or 6.8%.

Net gain on sale of investment securities, which are primarily derived from sale of equities, decreased $218,000 as market conditions in the equities market for the quarter ended September 30, 2017 versus the same period in 2016 resulted in fewer opportunities for sales.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on mortgage loans originated for resale decreased $78,000, due to decreased mortgage activity for the third quarter 2017, compared with the same period in 2016.  Proceeds from the sale of residential mortgages were $2,192,000 and $3,632,000 for the third quarters of 2017 and 2016, respectively.

These decreases were offset in part by the following increases in non-interest income; retail brokerage and advisory income, which increased $39,000 to $168,000, attributable to the growth in assets under management; other non-interest income, which increased $22,000, or 23.9%, due primarily to increased letter of credit income; ATM and debit card income, up $16,000, or 3.8%, to $435,000 attributable to increases card-based transactions and expansion of retail and business households; and a net loss on trading securities of $39,000 during 2016.  QNB redeemed the trading portfolio during the second quarter of 2017.

Nine-Month Comparison

Total non-interest income for the nine-month periods ended September 30, 2017 and 2016 was $5,075,000 and $4,594,000, respectively, an increase of $481,000, or 10.5%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $3,770,000 and $3,634,000, an increase of $136,000.

Net investment securities gains increased $312,000 to $962,000 for the nine months ended September 30, 2017 compared to $650,000 for the comparable nine months in 2016. QNB recorded $80,000 of other-than-temporary impairment charges on an equity security, as a result of a prolonged decline in its fair value. There was $192,000 in other-than-temporary impairment charges recorded during the first nine months of 2016.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ATM and debit card income, merchant income and fees for services to customers increased for the first nine months of 2017 compared to 2016, for reasons detailed in the quarterly comparison.  The increase in bank-owned life insurance income, to $261,000 includes a life insurance benefit of $51,000, recorded during the second quarter 2017.

Excluding the $99,000 gain on note sale during second quarter 2017, net gains on the sale of loans decreased $46,000 to $217,000, when comparing the nine months ended September 30, 2017 to the same period in 2016.  Proceeds from the sale of residential mortgages were $6,867,000 and $7,188,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Retail brokerage and advisory income was $375,000 for the nine months ended September 30, 2017 compared with $425,000 for the same period in 2016, a decrease of $50,000, or 11.8%.  While assets under management have grown to $121,000,000 at September 30, 2017, recent asset growth has been in products with more trailing income than up-front income.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and employee benefits	$3,514	$3,072	$442	14.4%	$9,837	$9,114	$723	7.9%
Net occupancy	469	438	31	7.1%	1,345	1,305	40	3.1%
Furniture and equipment	475	437	38	8.7%	1,360	1,302	58	4.5%
Marketing	188	220	(32)	-14.5%	724	681	43	6.3%
Third-party services	379	440	(61)	-13.9%	1,180	1,246	(66)	-5.3%
Telephone, postage and supplies	201	189	12	6.3%	600	549	51	9.3%
State taxes	161	178	(17)	-9.6%	509	499	10	2.0%
FDIC insurance premiums	156	162	(6)	-3.7%	431	489	(58)	-11.9%
Other	648	480	168	35.0%	1,735	1,543	192	12.4%
Total	$6,191	$5,616	$575	10.2%	$17,721	$16,728	$993	5.9%

Quarter to Quarter Comparison

Total non-interest expense was $6,191,000 for the third quarter of 2017, an increase of $575,000, or 10.2%, compared to the third quarter of 2016.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate.  Salaries and benefits expense increased $442,000, or 14.4%, to $3,514,000 when comparing the two quarters.  Salary expense and related payroll taxes increased $366,000 to $2,979,000, or 14.0%, during the third quarter of 2017 compared to the same period in 2016, attributable to a $171,000 increase in employee salaries and $139,000 increase in bonus accrual.  Benefits expense increased $76,000, or 16.6%, due primarily to increased medical insurance claims and retirement plan expense, offset in part by decreased post-retirement life insurance benefit cost, when comparing the two periods.

Net occupancy and furniture and equipment expense increased $69,000, or 7.9%, to $944,000 for the third quarter 2017, due primarily to increased maintenance expense.  Marketing expense decreased $32,000, or 14.5%, to $188,000 for the quarter ended September 30, 2017 compared with the same period in 2016, due to fewer advertising campaigns in 2017.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services decreased $61,000 when comparing the two periods, due to decreased legal services and other third-party services. Telephone and postage and supplies expenses increased $12,000, or 6.3%, due to increased data line capacity, and costs related to debit chip card conversion and the increase in new deposits and loans.  The $17,000 decrease in state taxes is due to a tax credit accrual, related to a charitable donation the Bank made during the quarter.  State taxes are based on the Bank’s equity and the Bank is subject to a higher

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

rate in effect for 2017.  FDIC insurance premiums decreased $6,000, or 3.7%, due to the change in the FDIC insurance premium calculation, implemented starting in late 2016.   The increase in other expenses is attributable to higher third-party processing and check card expense, offset in part by a reduction in foreclosure expense.

Nine-Month Comparison

Total non-interest expense was $17,721,000 for the nine-month period ended September 30, 2017, an increase of $993,000, or 5.9%, compared to the same period in 2016.

Salaries and benefits expense increased $723,000 to $9,837,000 for the nine months ended September 30, 2017 compared to the same period in 2016. Salary and related payroll tax expense increased $595,000, to $8,118,000, or 7.9%, during the period. Incentive bonus and related payroll tax accrual increased $151,000, when comparing the two periods.  Benefits expense decreased $22,000, to $1,333,000, related to decreased medical premium and post-retirement life insurance expense.

Net occupancy and furniture and equipment expense increased $98,000 to $2,705,000, for the same reasons described in the quarter comparison.

Marketing expense increased $43,000, or 6.3%, to $724,000 for the nine months ended September 30, 2017 attributable to increased donations and sales promotions.

Telephone, postage and supplies expenses increased in the first nine months of 2017 compared to 2016, due to the reasons described in the quarter comparison.  Third party services expense decreased $66,000 for the nine months ended September 30, 2017 when compared to the same period in 2016.

State taxes rose slightly, due to increased equity for the Bank. FDIC insurance expense decreased $58,000 and other non-interest expense increased $192,000, for the reasons described in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2017, QNB’s net deferred tax asset was $4,741,000. The primary components comprise deferred tax assets of $2,762,000 relating to the allowance for loan losses, $1,234,000 related to unrealized losses on available for sale securities, $486,000 related to non-accrual interest income. As of December 31, 2016, QNB’s net deferred tax asset was $5,473,000. The sale of the trust preferred bonds with prior OTTI charges during the second quarter 2017 resulted in a $392,000 reduction in the deferred tax asset.  The remaining balance difference is primarily the result of a $702,000 decline due to decreased unrealized losses on available for sale securities at September 30, 2017, compared with December 31, 2016, which was offset in part by a $248,000 increase related to additional loan provisions and a $131,000 increase related to additional bonus compensation accrual, recorded in 2017, respectively.

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

QNB uses the current statutory tax rate of 34% to value its deferred tax assets and liabilities. Proposed comprehensive tax reform, announced April 26, 2017, included a reduction in the U.S. corporate income tax rate to 15%. The U.S. House of Representatives recently published a summary of the Tax Cuts and Jobs Act, which proposed a corporate tax rate of 20%.  If corporate tax rates were reduced, management expects the Company would be required to record a significant initial charge against earnings to lower the carrying amount of its net deferred tax asset, and then, going forward, would record lower tax provisions.

Applicable income tax expense was $940,000 for the quarter and $2,907,000 for the nine months ended September 30, 2017, compared with $821,000 and $2,311,000, respectively, in 2016. The effective tax rate for the third quarter and year-to-date 2017 was 26.9% and 27.2%, respectively, compared with 26.4% and 25.8%, respectively, in 2016. This increase in the effective tax rate in 2017 is due to the decreased proportion of tax-free income to total income, primarily municipal securities and municipal loan interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment.  Rate competition for quality loans is anticipated to continue through 2017. It is also anticipated that the rate competition for attracting and retaining deposits may increase through year-end 2017 and into 2018 as short-term interest rates increase, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at September 30, 2017 were $1,150,363,000 compared with $1,063,141,000 at December 31, 2016.  Cash and cash equivalents increased $15,307,000 from $10,721,000 at December 31, 2016 to $26,028,000 at September 30, 2017.

During the second quarter 2017, QNB Bank redeemed the trading securities portfolio, as lack of market volatility and the interest rate environment resulted in declining performance of the portfolio, since its inception in 2014. The fair value of the trading portfolio was $3,596,000 at December 31, 2016.

In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with a $2,235,000 carrying value, recording a loss on sale of $15,000.  Several years ago, QNB had recorded OTTI for four of these five bonds, and subsequently written them down by applying any cashflow received to reducing the balance of these non-performing assets. Recent improvement in market prices for these securities reduced realized losses, and the reduction of approximately $19,000,000 in risk-based assets related to these bonds drove the decision to sell them.  These securities are CDOs in the form of pooled trust preferred securities and are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owned the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.   The trust preferred security the Bank continues to hold with a carrying balance of $212,000 at September 30, 2017, was returned to accrual status during the second quarter 2017 and represents the senior-most obligation of the trust.  There was no credit-related other-than-temporary impairment charge during the quarter or nine months ended September 30, 2017 or 2016. Future valuations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 6 Investment Securities and Note 8 Fair Value Measurements and Disclosures.

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

Loans receivable grew $71,135,000, or 11.2%, with commercial loans increasing $58,960,000, or 11.6%, to $567,640,000 at September 30, 2017, compared with $508,680,000 at year-end 2016.  Retail loan balances grew $12,078,000, or 9.7%, to $136,397,000, when comparing September 30, 2017 to December 31, 2016.  QNB has experienced growth in part due to market disruption created by bank mergers in its footprint throughout 2016 and 2017.

Deposit growth was led by savings balances, which increased $12,371,000, or 5.2%, to $250,618,000 from December 31, 2016 to September 30, 2017. Interest-bearing demand balances, excluding municipal deposits, grew $10,889,000, or 6.7%, to $173,876,000.  Municipal deposit balances increased $53,743,000 to $146,510,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.  Money market balances grew $6,544,000, or 8.8%, to $81,306,000 and non-interest bearing demand balances increased $3,686,000 to $122,696,000 at September 30, 2017, due primarily to increased business deposits.    Time deposits increased $4,857,000 from December 31, 2016 to September 30, 2017. It is anticipated that total deposits will decrease in the fourth quarter 2017, as tax money received from the local school districts peaks during September, then flows out for the subsequent twelve months as the schools use the funds for operations.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Short-term borrowings decreased 23.7%, from $52,660,000 at December 31, 2016 to $40,176,000 at September 30, 2017. Commercial sweep accounts decreased $5,163,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds.  There were no overnight borrowings at September 30, 2017, compared with $7,321,000 at year-end 2016.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. During three quarters of 2017, QNB borrowed from the FHLB to fund short-term liquidity needs.  At September 30, 2017, the Bank had a maximum borrowing capacity with the FHLB of approximately $286,951,000, net a letter of credit at September 30, 2017. The maximum borrowing depends upon qualifying collateral assets and QNB’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $46,000,000. At September 30, 2017, there were no outstanding borrowings under the FHLB line or these Federal funds lines.  Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, trading and available-for-sale investment securities and loans held-for-sale increased $16,975,000 since December 31, 2016, totaling $422,556,000 at September 30, 2017. Cashflow from payments, calls and sales of securities have been used since year-end 2016 to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds are called and cash flow on mortgage-backed and CMO securities continues to be steady. As interest rates rise, the cash flow available from the investment portfolio may decrease.

Approximately $241,222,000 and $166,628,000 of available-for-sale securities at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities depends upon the level of municipal deposits and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2017 was $100,512,000, or 8.74% of total assets, compared with shareholders' equity of $93,567,000, or 8.80% of total assets, at December 31, 2016. Shareholders’ equity at September 30, 2017 and December 31, 2016 included a negative adjustment of $2,395,000 and $3,757,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.93% and 9.12% at September 30, 2017 and December 31, 2016, respectively.

Average shareholders' equity and average total assets were $100,532,000 and $1,104,841,000 for the first nine months of 2017, an increase of 6.4% and 7.1%, respectively, from the averages for the year ended December 31, 2016. The ratio of average total equity to average total assets was 9.10% for nine months ended September 30, 2017 compared to 9.16% for all 2016.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Retained earnings at September 30, 2017 were impacted by nine months of net income totaling $7,800,000 partially offset by dividends declared and paid of $3,186,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $739,000 and $753,000 to capital during the nine months ended September 30, 2017 and 2016, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2017, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

The following table sets forth consolidated information for QNB Corp.

	September 30,	December 31,
Capital Analysis	2017	2016
Regulatory Capital
Shareholders' equity	$100,512	$93,567
Net unrealized securities losses, net of tax	2,395	3,757
Net unrealized losses on available-for-sale equity securities, net of tax	(160)	—
Disallowed intangible assets	(6)	(4)
Common equity tier I capital	102,741	97,320

Tier I capital	102,741	97,320
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,198	7,453
Unrealized gains on equity securities, net of tax	—	47
Total regulatory capital	$110,939	$104,820
Risk-weighted assets	$862,891	$822,210
Quarterly average assets for leverage capital purposes	$1,136,300	$1,061,976

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	September 30,	December 31,
Capital Ratios	2017	2016
Common equity tier I capital / risk-weighted assets	11.91%	11.84%
Tier I capital / risk-weighted assets	11.91%	11.84%
Total regulatory capital / risk-weighted assets	12.86%	12.75%
Tier I capital / average assets (leverage ratio)	9.04%	9.16%

There was little change in capital ratios between December 31, 2016 and September 30, 2017. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2017.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2017 is liability sensitive. Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2017 and 2016 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2017	2016
+300	-7.98%	-6.73%
+200	-5.16%	-4.09%
+100	-2.38%	-1.78%
-100	-5.25%	*N/A

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

Changes in interest rates can cause substantial changes in the level of prepayments from loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB is not subject to foreign currency exchange or commodity price risk. At September 30, 2017 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

SEPTEMBER 30, 2017

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended September 30, 2017. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2017 through July 31, 2017	—	—	—	42,117
August 1, 2017 through August 31, 2017	—	—	—	42,117
September 1, 2017 through September 30, 2017	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: November 8, 2017	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 8, 2017	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: November 8, 2017	By:	/s/ Phillip N. Geiger
Phillip N. Geiger
Chief Accounting Officer, QNB Bank