Form 10-K
period 2017-12-31
QNB CORP
filed 2018-03-16
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.625 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [☒]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 2, 2018, 3,453,366 shares of common stock of the registrant were outstanding. As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $126,849,958 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 22, 2018 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania, operated eleven full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2017.

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

At December 31, 2017, QNB had total assets of $1,152,337,000, total loans of $733,283,000, total deposits of $993,948,000 and total shareholders’ equity of $98,570,000. For the year ended December 31, 2017, QNB reported net income of $8,289,000 compared to net income for the year ended December 31, 2016 of $8,924,000 and December 31, 2015 of $8,233,000.

At February 22, 2018, the Bank had 172 full-time employees and 9 part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

Competition for loans and deposits comes principally from commercial banks, savings institutions, credit unions and non-bank financial service providers. Factors in successfully competing for deposits include providing excellent customer service, convenient locations and hours of operation, attractive rates, low fees, and alternative delivery systems. One such delivery system is remote deposit capture for those commercial customers that are not conveniently located near one of our branches, or mobile banking for retail customers. Successful loan origination tends to depend not only on interest rate and terms of the loan but also on being responsive and flexible to the customers’ needs. While many competitors within the Bank’s primary market have substantially higher legal lending limits, QNB often has the ability, through loan participations, to meet the larger lending needs of its customers.

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

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Federal Reserve Board regulates money, credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as the interest rates charged on loans and the interest rates paid on deposits.

The monetary policies of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the financial markets in addition to the activities of monetary and fiscal authorities, the prediction of future changes in interest rates, credit availability or deposit levels is very challenging.

Supervision and Regulation

Banks and bank holding companies operate in a highly-regulated environment and are regularly examined by Federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiary include the Bank Holding Company Act of 1956 (“BHCA”), the Federal Reserve Act and the Federal Deposit Insurance Act (“FDIA”), as those statutes have been significantly amended by recent laws such as the Dodd-Frank Wall Street Reform and Consumer Protection Act the “Dodd-Frank Act”), the Gramm-Leach-Bliley Act (“GLBA”), and others. In general, these statutes regulate the corporate governance of the Bank and eligible business activities of QNB, and impose certain restrictions and limitations on such important matters as mergers and acquisitions, intercompany transactions, loans and dividends, and capital adequacy, among others. Other corporate governance requirements are imposed on QNB by Federal securities and other laws, including the Sarbanes-Oxley Act, described later.

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

Bank Holding Company Regulation

QNB is registered as a bank holding company and is subject to the regulations of the Federal Reserve under the BHCA. In addition, QNB Corp., as a Pennsylvania business corporation, is subject to the provisions of Section 115 of the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Pennsylvania Business Corporation Law of 1988 (the “BCL”), as amended.

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

Regulatory Restrictions on Dividends

Dividend payments made by the Bank to the Company are subject to the Pennsylvania Banking Code, the FDIA, and the regulations of the Federal Deposit Insurance Corporation (“FDIC”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). The Federal Reserve and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. Under the FDIA, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements. See also “Supervision and Regulation – Bank Regulation”.

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

Under these policies and subject to the restrictions applicable to the Bank, to remain “well capitalized,” the Bank had approximately $14,444,000 available for payment of dividends to the Company at December 31, 2017.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2017, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 11.62% and 12.52%, and 11.62%, respectively.

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

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2017, QNB’s leverage ratio was 8.88%.

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

At December 31, 2017, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

Bank Regulation

As a Pennsylvania-chartered insured commercial bank, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and Securities (the “Department”) and by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Act, the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity. The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund (“DIF”) to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in consolidated assets (“large institutions”) more than banks below $10 billion (“small institutions”).

The FDIC Reserve Ratio is the total of the DIF divided by the total estimated insured deposits of the industry. The reserve ratio reached 1.15% effective June 30, 2016, which prompted assessment changes.  The assessment changes and corresponding legislative rulings are:

•	In February 7, 2011, the FDIC adopted a rule that included the provision that, effective the quarter after the Reserve Ratio reaches 1.15%, the assessment rate schedule for the industry is reduced.

•

In March 15, 2016, the FDIC adopted a rule in accordance with provisions of the Dodd-Frank Act that requires large institutions to bear the burden of raising the Reserve Ratio from 1.15% to 1.35%. Since the Reserve Ratio has reached 1.15%, the FDIC will collect assessment surcharges from large institutions.  Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the Reserve Ratio to 1.35% (see below).

•	In April 26, 2016, the FDIC adopted a rule amending small institution pricing for deposit insurance which is also effective the quarter after the Reserve Ratio reaches 1.15%.

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

For the years ended December 31, 2017, 2016 and 2015, the Bank recorded $525,000, $520,000 and $579,000, respectively, in FDIC deposit insurance premium expense.

All insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2017, 2016 and 2015 recorded by QNB was $52,000 $48,000 and $52,000, respectively. These assessments will continue until the Financing Corporation bonds mature through 2019.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2017, the Bank had $13,911,000 of overnight FHLB advances outstanding.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2017, the Bank had $1,489,000 in stock of the FHLB.

Community Reinvestment Act

Under the Community Reinvestment Act, (“CRA”) as amended the FDIC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities that they serve. The CRA focuses specifically on low and moderate income neighborhoods.

An institution’s record is considered during the evaluation of any application made by such institutions for, among other things:

•	Approval of a branch or other deposit facility;
•	An office relocation or a merger; and
•	Any acquisition of bank shares.

The CRA also requires that the regulatory agency make publicly available the evaluation of the Bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, and a statement describing the basis for the rating. The Bank’s most recent CRA rating was “Satisfactory”.

USA Patriot Act

The USA Patriot Act strengthens the anti-money laundering provisions of the Bank Secrecy Act. The Act requires financial institutions to establish certain procedures to be able to identify and verify the identity of its customers. Specifically, the Bank must have procedures in place to:

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act is intended to bolster public confidence in the nation’s capital markets by imposing new duties and penalties for non-compliance on public companies and their executives, directors, auditors, attorneys and securities analysts. Some of the more significant aspects of the Act include:

•

Corporate Responsibility for Financial Reports - requires Chief Executive Officers (“CEOs”) and Chief Financial Officers (“CFOs”) to certify certain matters relating to a company’s financial records and accounting and internal controls.

•

Management Assessment of Internal Controls - requires auditors to certify the company’s underlying controls and processes that are used to compile the financial results for companies that are accelerated filers.

•

Real-time Issuer Disclosures - requires that companies provide real-time disclosures of any events that may affect the company’s stock price or financial performance, generally within a 48-hour period.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”)

The Dodd-Frank Act was enacted on July 21, 2010. This law made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act required various Federal agencies to adopt a broad range of new rules and regulations and to prepare various studies and reports for Congress. The Federal agencies were given significant discretion in drafting such rules and regulations and are still modifying many of the provisions. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the Federal preemption rules that had been applicable for national banks and Federal savings associations and gave state attorneys general the ability to enforce Federal consumer protection laws.

As mandated by the Dodd-Frank Act, in December 2013, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, FDIC, and Securities and Exchange Commission (“SEC”) issued a final rule implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the so-called "Volcker Rule"). The final rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the final rules provide some compliance and reporting exceptions based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company. The final rules were effective April 1, 2014, with an extended effective date of July 2015. Under the final rules implementing the Volcker Rule, financial institutions are prohibited from owning certain covered funds. The Company has reviewed its securities holdings and does not believe that any qualify as impermissible holdings. If future regulatory interpretation requires us to divest of any such investments, it could cause us to recognize unexpected losses on the dispositions.

Many of the provisions of the Dodd-Frank Act do not apply to the Bank, as it does not engage in many of the specific activities sought to be regulated by the Dodd-Frank Act. Many of the provisions, however, such as the increased capital requirements that began in 2015 and the changes to FDIC insurance premiums already implemented, affected all banking entities. In addition, the financial crisis of 2008 and the enactment of the Dodd-Frank Act in response to that crisis has resulted in an era of increased regulatory oversight over all financial entities. The ultimate changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Possible Future Legislation

Congress is often considering some financial industry legislation, and the Federal banking agencies routinely propose new regulations. The Company cannot predict the future effect any new legislation, or new rules adopted by Federal or state banking agencies, will have on the business of the Company and its subsidiaries. Given that the financial industry remains under scrutiny, the Company expects that there will be legislative and regulatory actions that may materially affect the banking industry in the foreseeable future.

Additional Information

QNB’s principal executive offices are located at 320 West Broad Street, Quakertown, Pennsylvania. Its telephone number is (215) 538-5600. This annual report, including the exhibits and schedules filed as part of the annual report on Form 10-K, may be inspected at the public reference facility maintained by the SEC at its public reference room at 100 F Street, NE, Washington, DC 20549 and copies of all, or any part thereof, may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room, and you can request copies of the documents upon payment of a duplicating fee by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including QNB, that file electronically with the SEC which can be accessed at www.sec.gov.

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

At December 31, 2017, our lending limit per borrower was approximately $15,156,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

QNB Bank sold five non-performing pooled trust preferred securities, with $2,235,000 carrying value, recording a loss on sale of $15,000, included in non-interest income in the consolidated statement of income. As of December 31, 2017, QNB held one trust preferred security, PreTSL IV, with $215,000 carrying value and an amortized cost of $241,000.  In 2017, PreTSL IV was reclassified from impaired to a performing asset.  This security is comprised of securities issued by banks and QNB owns the senior-most obligation of the trust.  Although classified as available-for-sale, the Company has the intent to hold this security and does not believe it will be required to sell before recovery occurs.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (“OTTI”), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments, a credit related portion and a non-credit related portion of OTTI are determined. The pooled trust preferred collateralized debt obligation held by QNB are rated lower than AA and are measured for OTTI within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. During 2017, 2016, and 2015, there were no charges representing the recognition of credit impairments on our investment in pooled trust preferred collateralized debt obligations.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of prolonged declines in some equity securities’ fair values, $80,000 of other-than-temporary impairment charges were taken in 2017, $192,000 in charges were taken in 2016 and $55,000 in charges were taken in 2015. QNB had 11 equity securities with unrealized losses of approximately $349,000 at December 31, 2017. The severity and duration of the impairment is consistent with current stock market developments. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At December 31, 2017, the Bank had $1,489,000 in capital stock of the FHLB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

6) Our assets at December 31, 2017 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2017, QNB had a net deferred tax asset of $3,319,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings resulting and a reduction to regulatory capital for the amount included in any such allowance.

7) The effects of the Tax Cuts and Jobs Act of 2017 on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Reform Act”) was enacted into law.  The 2017 Tax Reform Act makes significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the 2017 Tax Reform Act, the Company recorded additional tax expense of

$2.05 million in the fourth quarter of 2017 due to a remeasurement of the Company’s deferred tax assets and liabilities.  Reasonable estimates were made based on the Company’s analysis of the 2017 Tax Reform Act.  We have completed our accounting for the tax effects related to the re-measurement of the Company’s deferred tax assets and liabilities as a result of the enactment of the Act.  Additional information that may affect the Company’s deferred tax assets and liabilities in the future would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company’s state income tax returns, completion of the Company’s 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Reform Act.  The Company cannot determine at this time the full effects of the 2017 Tax Reform Act on its business and future financial results.

8) A disruption in components of our business infrastructure resulting from financial or technological difficulties of our third- party vendors on which we rely could adversely affect our business.

Third parties provide key components of the business infrastructure such as Internet connections, software platforms and network access. Any disruption in Internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could adversely affect the business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

9) Our failure to properly or timely utilize effective technologies to deliver our products and services, or a systems failure or breach of network security with respect to our information systems could adversely affect our business.

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

10) Changes in accounting standards applicable to us could materially impact how we report our financial condition and results of operations.

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

11) The Company is required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (“CECL”) beginning in calendar year 2020.

Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Company is in the process of evaluating the impact of the adoption of this guidance on the Company's financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will have the effect of decreasing shareholders' equity and the Company's and Bank's regulatory capital ratios.

12) We are subject to numerous government regulations and to examination and supervision by bank regulatory agencies, which could have an adverse impact on our business and operations.

The banking industry is heavily regulated under both Federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. QNB is also subject to capitalization guidelines established by Federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found by regulatory examiners to be undercapitalized. It is difficult to predict what additional changes, if any, will be made to existing Federal and state legislation and regulations or the effect that such changes may have on QNB’s future business and earnings prospects.

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act provides for the creation of a consumer protection division at the Federal Reserve that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that resulted in higher regulatory capital requirements and, over time, could result in higher loan loss provisions for the Bank and may increase interest expense due to the ability to pay interest on all demand deposits.

The potential exists for additional Federal or state laws, regulations, or policies, to affect many aspects of our operations, including capital levels, lending and funding practices, and liquidity standards. New laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

13) We are required to pay FDIC insurance premiums, which could be increased in the future.

In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions, particularly those over $10 billion. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay higher FDIC premiums. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

14) Our disclosure controls and procedures and our internal control over financial reporting may not achieve their intended objectives.

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

15) We may not be able to attract and retain highly qualified personnel to execute our business strategy.

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high-quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. QNB currently has employment agreements and change of control agreements with five of its senior officers.

16) Acts of terrorism and other external events could impact our ability to conduct business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal office of both QNB Bank and QNB Corp. is located at 15 North Third Street, Quakertown, Pennsylvania. QNB Bank conducts business from its principal office and ten other retail offices located in Bucks, Lehigh, and Montgomery Counties in Pennsylvania. QNB Bank owns its principal office, three retail locations, its operations facility and a computer facility. QNB Bank leases its remaining seven retail properties. The leases on the properties generally contain renewal options. In management’s opinion, these properties are in good condition and are currently adequate for QNB’s purposes.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (“OTCBB”). QNB had approximately 834 shareholders of record as of March 2, 2018.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2017 and 2016. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2017
First Quarter	$38.25	$38.42	$36.01	$36.25	$0.31
Second Quarter	42.00	42.25	38.15	38.42	0.31
Third Quarter	40.75	42.40	40.20	40.30	0.31
Fourth Quarter	44.35	44.85	40.55	40.70	0.31

2016
First Quarter	$31.25	$32.24	$29.25	$29.50	$0.30
Second Quarter	32.00	33.50	29.90	30.40	0.30
Third Quarter	35.00	39.00	32.15	33.25	0.30
Fourth Quarter	36.60	37.00	29.27	33.95	0.30

QNB has traditionally paid quarterly cash dividends on the last Friday of each quarter. The Company expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors considers declaring a dividend. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. See “Shareholders’ Equity - Capital Adequacy” included in Item 7 of this Form 10-K filing and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K filing, for additional information that discusses and quantifies this regulatory restriction.

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2017 through October 31, 2017	—	—	—	42,117
November 1, 2017 through November 30, 2017	—	—	—	42,117
December 1, 2017 through December 31, 2017	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
•

the yearly cumulative total shareholder return on the SNL $500M to $1B Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with assets between $500 million and $1 billion;

•

the yearly cumulative total shareholder return on the SNL Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico; and

•

the yearly cumulative total shareholder return on the SNL Bank Pink Index >$500M, a group of publicly traded banking companies with assets greater than $500 million trading on over-the-counter bulletin board.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
QNB Corp.	100.00	112.73	132.40	152.08	179.22	229.29
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $500M-$1B Index	100.00	129.67	142.26	160.57	216.81	264.51
SNL Mid-Atlantic Bank Index	100.00	134.79	146.85	152.36	193.66	237.34
SNL Bank Pink > $500M Index	100.00	121.54	142.47	158.06	184.29	230.18

Source : SNL Financial LC, Charlottesville, VA

© 2017

www.snl.com

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2017	2016	2015	2014	2013
Income and expense
Interest income	$38,102	$33,237	$31,875	$30,670	$30,584
Interest expense	5,680	4,733	4,506	4,544	5,033
Net interest income	32,422	28,504	27,369	26,126	25,551
Provision for loan losses	1,400	30	200	400	400
Non-interest income	6,887	5,667	6,032	7,542	5,813
Non-interest expense	23,720	22,163	22,398	21,626	20,226
Income before income taxes	14,189	11,978	10,803	11,642	10,738
Provision for income taxes	5,900	3,054	2,570	2,644	2,346
Net income	$8,289	$8,924	$8,233	$8,998	$8,392

Share and Per Share Data
Net income - basic	$2.42	$2.64	$2.47	$2.73	$2.58
Net income - diluted	2.41	2.63	2.46	2.72	2.57
Book value	28.59	27.43	26.92	26.04	23.12
Cash dividends	1.24	1.20	1.16	1.12	1.08
Average common shares outstanding - basic	3,428,970	3,386,766	3,337,505	3,291,939	3,248,397
Average common shares outstanding - diluted	3,445,811	3,395,839	3,350,539	3,302,574	3,260,075

Balance Sheet at Year-end
Investment securities
Trading	—	$3,596	$4,189	$4,207	—
Available-for-sale	$379,545	390,475	361,915	375,219	$388,670
Held-to-maturity	—	—	147	146	146
Restricted investment in bank stocks	1,501	1,017	508	647	1,764
Loans held-for-sale	—	789	987	380	—
Loans receivable	733,283	633,079	615,270	555,282	501,716
Allowance for loan losses	(7,841)	(7,394)	(7,554)	(8,001)	(8,925)
Other earning assets	5,538	1,824	7,832	7,143	3,569
Total assets	1,152,337	1,063,141	1,020,936	977,135	932,883
Deposits	993,948	913,355	889,786	851,592	814,532
Borrowed funds	55,756	52,660	37,163	35,189	40,156
Shareholders' equity	98,570	93,567	90,443	86,354	75,625

Selected Financial Ratios
Net interest margin	3.14%	3.03%	3.05%	3.07%	3.09%
Net income as a percentage of:
Average total assets	0.74	0.87	0.83	0.95	0.91
Average shareholders' equity	8.17	9.45	9.29	10.89	10.95
Average shareholders' equity to average total assets	9.09	9.16	8.97	8.72	8.30
Dividend payout ratio	51.31	45.56	47.03	40.99	41.81

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

Net income for the year ended December 31, 2017 was $8,289,000, or $2.41 per share on a diluted basis. This compares to 2016 net income of $8,924,000, or $2.63 per share on a diluted basis and 2015 net income of $8,233,000, or $2.46 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity.  Return on average assets was 0.74%, 0.87% and 0.83% in 2017, 2016, and 2015, respectively, and return on average shareholders’ equity was 8.17%, 9.45% and 9.29%, respectively, during those same periods.

2017 versus 2016

The results for 2017 include the following significant components:

•	Net interest income increased $3,918,000, or 13.8%, to $32,422,000 for 2017.

•	The net interest margin on a tax-equivalent basis increased 11 basis points to 3.14% for 2017 from 3.03% for 2016.

•	Provision for loan losses totaled $1,400,000 for 2017, compared with $30,000 for 2016.

•

Non-interest income for 2017 was $6,887,000, an increase of $1,220,000, or 21.5%, compared with 2016. Non-interest expense for 2017 was $23,720,000, an increase of $1,557,000, or 7.0%, compared with 2016.

•	Provision for income taxes included a $2,054,000 charge related to deferred tax asset revaluation due to tax reform lowering the federal corporate income tax rate to 21%.

•	Loans receivable grew $100,204,000, or 15.8%, from December 31, 2016. Deposits increased $80,593,000, or 8.8%, from December 31, 2016.

•

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $9,242,000, or 1.26% of total loans at December 31, 2017, compared with $11,938,000, or 1.89% of total loans at December 31, 2016.  Loans on non-accrual status were $7,921,000 at December 31, 2017 compared with $10,119,000 at December 31, 2016.  Net charge-offs for 2017 were $953,000, or 0.14% of average total loans, as compared with $190,000, or 0.03% of average total loans for 2016.

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

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2017, 2016, and 2015.

Year ended December 31,	2017	2016	2015
Total interest income	$38,102	$33,237	$31,875
Total interest expense	$5,680	4,733	4,506
Net interest income	32,422	28,504	27,369
Tax-equivalent adjustment	1,582	1,641	1,785
Net interest income (tax-equivalent basis)	$34,004	$30,145	$29,154

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

2017 versus 2016

On a tax-equivalent basis, net interest income for 2017 increased $3,859,000, or 12.8%, to $34,004,000. The net interest margin, which increased to 3.14% was favorably impacted by a $59,846,000 increase in average commercial real estate loans and a 12 basis point increase in the related yield and a $17,451,000 increase in average commercial and industrial loans and a 38 basis point increase in the related yield.  The average rate earned on earning assets increased 17 basis points from 3.50% for 2016 to 3.67% for 2017 with the yield on loans increasing 13 basis points while the yield on investment securities declined slightly to 2.39%. In comparison, the interest rate paid on total average interest-bearing liabilities increased seven basis points from 0.57% for 2016 to 0.64% for 2017 with the average rate paid on interest-bearing deposits increasing from 0.58% to 0.65% for the same time periods, respectively, and a $55,717,000 increase in average interest-bearing deposits.

Market disruption caused by local bank consolidation positively impacted both loan and deposit growth which was partially offset by the competitive local interest rate market for quality loans and deposits.  Net interest spread increased ten basis points to 3.03% for 2017 compared to 2.93% for 2016.  Average earning assets increased by $86,590,000, or 8.7%, to $1,082,436,000 for 2017, with average loans increasing $77,442,000, or 12.8%, to $682,482,000, while average investment securities increased $32,379,000, or 9.0%, to $391,689,000. With the growth in earning assets occurring primarily in the loan portfolio, the mix of earning assets changed, which also contributed to relative stability of the net interest margin, as investment securities generally earn a lower yield than loans. The growth in earning assets was funded by a $69,957,000, or 7.8%, increase in average total deposits to $962,498,000, and the increase in average short-term borrowing, primarily sweep accounts structured as repurchase agreements with our commercial customers, of $8,472,000, or 21.1%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law, reducing the federal corporate income tax rate from 34% to 21% effective January 1, 2018.  This reduction in the tax rate will impact the tax-equivalent yield on certain interest-earning assets.  Had the 2017 Tax Reform Act been in effect in 2017, the impact would have resulted in a reduction to the interest margin of approximately seven basis points.

2016 versus 2015

On a tax-equivalent basis, net interest income for 2016 increased $991,000, or 3.4%, to $30,145,000. The net interest margin, which declined to 3.03% was negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment. The average rate earned on earning assets declined three basis points from 3.53% for 2015 to 3.50% for 2016 with the yield on loans declining by five basis points while the yield on investment securities remained steady at 2.42%. In comparison, the interest rate paid on total average interest-bearing liabilities increased by one basis point from 0.56% for 2015 to 0.57% for 2016 with the average rate paid on interest-bearing deposits increasing from 0.57% to 0.58% for the same time periods, respectively.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2017			2016			2015
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Trading securities	$1,187	5.73%	$68	$3,896	5.37%	$209	$4,054	6.09%	$247
Investment securities (AFS & HTM):
U.S. Government agencies	74,143	1.78	1,319	61,376	1.83	1,126	52,572	1.62	850
State and municipal	75,906	3.91	2,966	73,121	4.04	2,954	73,482	4.14	3,043
Mortgage-backed and CMOs	223,715	2.05	4,583	202,279	1.98	4,005	207,549	1.97	4,098
Pooled trust preferred	1,548	1.45	22	3,141	0.23	7	3,484	0.33	11
Corporate debt	8,062	2.01	162	8,051	1.79	144	6,542	1.24	81
Equities	7,128	3.49	249	7,446	3.13	233	7,290	3.35	244
Total investment securities	390,502	2.38	9,301	355,414	2.38	8,469	350,919	2.37	8,327
Loans:
Commercial real estate	393,504	4.55	17,909	333,658	4.43	14,767	296,272	4.51	13,364
Residential real estate	51,242	3.89	1,996	45,233	3.89	1,759	39,575	4.09	1,618
Home equity loans	66,578	3.86	2,567	63,439	3.68	2,337	59,079	3.59	2,120
Commercial and industrial	128,841	4.64	5,984	111,390	4.26	4,749	122,294	4.14	5,061
Indirect lease financing	—	0.00	—	7,969	8.80	702	9,136	8.95	818
Consumer loans	6,575	5.39	355	4,713	5.20	245	4,034	5.37	216
Tax-exempt loans	35,742	3.95	1,410	38,638	3.80	1,468	43,949	4.00	1,758
Total loans, net of unearned income*	682,482	4.43	30,221	605,040	4.30	26,027	574,339	4.35	24,955
Other earning assets	8,265	1.13	94	31,496	0.55	173	25,269	0.52	131
Total earning assets	1,082,436	3.67	39,684	995,846	3.50	34,878	954,581	3.53	33,660
Cash and due from banks	13,366			14,243			12,063
Allowance for loan losses	(7,858)			(7,583)			(7,860)
Other assets	29,219			28,692			29,110
Total assets	$1,117,163			$1,031,198			$987,894

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$169,940	0.21%	$353	$153,598	0.21%	$315	$134,342	0.21%	$289
Municipals	110,052	0.71	784	102,060	0.34	351	115,975	0.34	389
Money market	84,203	0.30	249	71,256	0.27	192	65,413	0.24	158
Savings	249,894	0.46	1,156	229,779	0.40	923	217,561	0.37	806
Time	128,603	1.18	1,512	133,407	1.12	1,497	141,869	1.09	1,548
Time of $100,000 or more	97,987	1.40	1,373	94,862	1.37	1,301	92,495	1.30	1,199
Total interest-bearing deposits	840,679	0.65	5,427	784,962	0.58	4,579	767,655	0.57	4,389
Short-term borrowings	48,672	0.52	253	40,200	0.38	154	31,911	0.37	117
Total interest-bearing liabilities	889,351	0.64	5,680	825,162	0.57	4,733	799,566	0.56	4,506
Non-interest-bearing deposits	121,819			107,579			96,146
Other liabilities	4,497			3,985			3,540
Shareholders' equity	101,496			94,472			88,642
Total liabilities and shareholders' equity	$1,117,163			$1,031,198			$987,894
Net interest rate spread		3.03%			2.93%			2.97%
Margin/net interest income		3.14%	$34,004		3.03%	$30,145		3.05%	$29,154

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2017 vs. 2016			2016 vs. 2015
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Trading securities	$(145)	$4	$(141)	$(10)	$(28)	$(38)
Investment securities (AFS & HTM):
U.S. Government agencies	234	(41)	193	142	134	276
State and municipal	113	(101)	12	(15)	(74)	(89)
Mortgage-backed and CMOs	425	153	578	(105)	12	(93)
Pooled trust preferred	(4)	19	15	(1)	(3)	(4)
Corporate debt	—	18	18	19	44	63
Equities	(10)	26	16	5	(16)	(11)
Total investment securities (AFS & HTM)	758	74	832	45	97	142
Loans:
Commercial real estate	2,650	492	3,142	1,686	(283)	1,403
Residential real estate	233	4	237	232	(91)	141
Home equity loans	115	115	230	157	60	217
Commercial and industrial	744	491	1,235	(451)	139	(312)
Indirect lease financing	(702)	—	(702)	(104)	(12)	(116)
Consumer loans	98	12	110	37	(8)	29
Tax-exempt loans	(111)	53	(58)	(212)	(78)	(290)
Total loans	3,027	1,167	4,194	1,345	(273)	1,072
Other earning assets	(127)	48	(79)	31	11	42
Total interest income	3,513	1,293	4,806	1,411	(193)	1,218
Interest expense:
Interest-bearing demand	34	4	38	41	(15)	26
Municipals	27	406	433	(47)	9	(38)
Money market	35	22	57	15	19	34
Savings	81	152	233	45	72	117
Time	(53)	68	15	(93)	42	(51)
Time of $100,000 or more	42	30	72	31	71	102
Total interest-bearing deposits	166	682	848	(8)	198	190
Short-term borrowings	33	66	99	31	6	37
Total interest expense	199	748	947	23	204	227
Net interest income	$3,314	$545	$3,859	$1,388	$(397)	$991

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $4,806,000 to $39,684,000 for 2017, while total interest expense increased $947,000 to $5,680,000. Volume growth in earning assets contributed an additional $3,513,000 of interest income and interest rate increases contributed to additional interest income of $1,293,000. Rate-related interest expense increased $748,000, while volume-related interest expense increased $199,000.

Investments

2017 versus 2016

Interest income on trading, available-for-sale, and held-to-maturity investment securities increased $691,000 when comparing the two years. The increase in average balances contributed to $613,000 of the increase, while better rates contributed the remaining $78,000 increase. The average yield on the investment portfolio declined slightly to 2.39% for 2017 compared to 2.42% for 2016. The increase in the investment portfolio is due to investment opportunities at a yield comparable to the overall portfolio yield in late 2016 compared with previous periods, as well as continuing increase in deposits.

Income on U.S. Government agency securities increased $193,000, due to an increase in average balances totaling $12,767,000, which was offset by a decline in the yield on the portfolio of five basis points from 1.83% for 2016 to 1.78% for 2017.  Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were not exercised during 2017 as a result of the rising rates during the year.

Interest income on tax-exempt municipal securities increased $12,000. Average balances, which increased $2,785,000, contributed $113,000 to interest income. This was partially offset by a 13-basis point decline in yield from 4.04% in 2016 to 3.91% in 2017 contributing to a $101,000 reduction in interest income. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically, QNB purchased municipal bonds with 10 to 15 year maturities with call dates between 2 and 5 years.   Under the 2017 Tax Reform Act, private activity bonds will maintain their tax-exempt status.  Had the 2017 Tax Reform Act been in effect in 2017, the impact would have resulted in a reduction to the yield on municipal bonds of approximately 65 basis points.  Future demand for tax-exempt municipal securities is uncertain, as the tax-equivalent yield is less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.  This portfolio is expected to continue to decline as there are $25,154,000 in municipal bonds with a 2017 tax-equivalent yield of 4.66% that are expected to be called or mature in 2018. The current yield on replacement bonds is well below this threshold.

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (“GSE”) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs increased $578,000 primarily due to an increase of $21,436,000, or 10.6%, in average balances. The yield on the mortgage-backed and CMO portfolio improved by seven basis points from 1.98% for 2016 to 2.05% for 2017. This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase.

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

Interest income on tax-exempt municipal securities decreased $89,000. Average balances, which declined $361,000, contributed $15,000 to the decrease in interest income and the ten-basis point decline in yield from 4.14% in 2015 to 4.04% in 2016 contributed the remaining $74,000 reduction in interest income.

Interest income on mortgage-backed securities and CMOs decreased $93,000 primarily due to a decrease of $5,270,000, or 2.5%, in average balances.  The yield on the mortgage-backed and CMO portfolio improved by one basis point from 1.97% for 2015 to 1.98% for 2016.

Loans

2017 versus 2016

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $3,142,000. The increase in average balances of $59,846,000, or 17.9%, contributed an increase in interest income of $2,650,000. The 12-basis point increase in yield, from 4.43% in 2016 to 4.55% in 2017 resulted in an increase of interest income of $492,000.

Income on commercial and industrial loans, the second largest category, increased $1,235,000 with the positive impact from an increase in yield and average balances. Average commercial and industrial loans increased $17,451,000, or 15.7%, to $128,841,000 for 2017, resulting in a $744,000 increase in interest income.  Average yield on these loans increased 38 basis points to 4.64% providing an additional $491,000 in interest income. Many of the loans in this category are indexed to the prime interest rate, which increased by one quarter of one percent three times since December 2016.

Tax-exempt loan income decreased $58,000 from 2016. When comparing the same periods, average balances decreased $2,896,000 to $35,742,000, which contributed a $111,000 decrease in interest income.  This decrease was partially offset by an increase in the average yield on the tax-exempt loan portfolio from 3.80% for 2016 to 3.95% for 2017, resulting in additional interest income of $53,000.   Had the 2017 Tax Reform Act been in effect in 2017, the impact would have resulted in a reduction to the yield on municipal bonds of approximately 65 basis points.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment.  In October 2016, the Company sold its interest in these third-party originated finance contracts. Due to this sale, there was a decrease in interest income of $702,000 in 2017.

QNB strives to become the “local consumer lender of choice”, and to affect this goal, QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Overall, interest income for retail lending increased $577,000 in 2017 compared with 2016, driven by the increase in average balances.

Income on home equity loans increased by $230,000 when comparing 2017 and 2016.  During 2017 and 2016, QNB offered attractive rates on both variable rate and fixed rate home equity loans, which contributed to an increase in average balances totaling $3,139,000, or 4.9%, to $66,578,000 when comparing 2017 and 2016. The yield on the home equity portfolio increased 18 basis points to 3.86% when comparing the two years. The demand for home equity loans has improved along with the recovery in home values. We expect that the demand for home equity loans will continue.

Given the low yields on alternative investment securities, QNB retained certain hybrid adjustable rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $6,009,000, or 13.3%, to $51,242,000 for 2017. The average yield on the residential real estate portfolio remained level at 3.89% for 2017 and 2016. Overall, interest income for this segment grew $237,000 in 2017.

Interest income on consumer loans increased $110,000.  As with all other categories of retail loans, consumer loans at QNB experienced growth in average balances in 2017, led by student loan average balances, which increased $1,663,000, or 90%. Growth in volume contributed $98,000 to the increase in income, and the 19-basis point increase in the average yield from 5.20% in 2016 to 5.39% in 2017 contributed to an increase in interest income of $12,000.

2016 versus 2015

Income on commercial real estate loans increased $1,403,000. The increase in average balances of $37,386,000, or 12.6%, contributed an increase in interest income of $1,686,000. This was offset in part by an eight-basis point decline in yield, from 4.51% in 2015 to 4.43% in 2016, which resulted in a decrease of interest income of $283,000.

Income on commercial and industrial loans decreased $312,000 with the positive impact from an increase in yield offset by a decrease in average balances. Average commercial and industrial loans decreased $10,904,000, or 8.9%, to $111,390,000 for 2016, resulting in a $451,000 decrease in interest income.  Average yield on these loans increased 12 basis points to 4.26%, providing an additional $139,000 in interest income.

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

Interest income for retail lending increased $387,000 in 2016 compared with 2015, driven by the increase in average balances. Income on home equity loans increased by $217,000 when comparing 2016 and 2015. Average balances increased $4,360,000, or 7.4%, to $63,439,000 when comparing 2016 and 2015. The yield on the home equity portfolio increased nine basis points to 3.68% when comparing the two years.

Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,658,000, or 14.3%, to $45,233,000 for 2016. The average yield on the residential real estate portfolio decreased by 20 basis points to 3.89% for 2016. Overall, interest income for this segment grew $141,000 in 2016.

Interest income on consumer loans increased $29,000. Growth in average balances in 2016 in this segment increased $679,000. This growth in volume contributed $37,000 to the increase in income, while a decline in yield from 5.37% in 2015 to 5.20% offset the volume increase by $8,000.

Deposits and Borrowings

2017 versus 2016

Earning assets are funded primarily by deposits, which increased on average by $69,957,000, or 7.8%, to $962,498,000, when comparing 2017 and 2016. Total interest expense for 2017 was $5,680,000 compared with $4,733,000 for 2016, an increase of $947,000. Interest expense on total deposits increased $848,000 and interest expense on borrowed funds increased $99,000 when comparing the two years. The rate paid on both interest-bearing deposits and interest-bearings liabilities increased seven basis points; the rate paid on borrowings increased 14 basis points, when comparing the two periods. Deposit and borrowing costs are expected to increase as short-term interest rates begin to rise and the competition for deposits increases.

Consistent with the past several years, the growth in deposits during 2017 was centered in accounts with greater liquidity, including non-interest and interest-bearing demand, money market accounts, and savings deposits. Average non-interest-bearing demand accounts increased $14,240,000, or 13.2%, to $121,819,000 for 2017. QNB has been successful in increasing business checking accounts as average balances in these accounts increased by $11,707,000, or 13.5%, when comparing the two years. Average interest-bearing demand accounts increased $16,342,000, or 10.6%, to $169,940,000 for 2017 compared with 2016, with interest expense on interest-bearing demand accounts increasing $38,000 to $353,000 for 2017. The average rate paid remained unchanged at 0.21% for 2016 and 2017. Included in this category is QNB-Rewards checking, a tiered-rate checking account product. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. If these qualifications are not met, the rate paid for 2016 and 2017 was 0.15%. For 2017, the average balance in this product was $50,907,000 and the related interest expense was $281,000 for an average cost of funds of 0.55%. In comparison, the average balance of the QNB-Rewards accounts for 2016 was $44,918,000, yielding 0.56%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is still attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $108,680,000 for 2016 to $119,033,000 for 2017. The average rate paid on these balances was 0.06% for both years.

Average money market accounts increased $12,947,000, or 18.2%, to $84,203,000 for 2017 compared with 2016. The increase in money market balances is a result of a shift in balances to more liquid accounts. Interest expense on money market accounts increased $57,000 to $249,000 for 2017 compared with 2016. The average interest rate paid on money market accounts was 0.30% for 2017, an increase of three basis points compared with 2016. The balances in this category primarily comprise Select money market accounts, a product that pays a tiered rate based on account balances. With the continuation of low short-term interest rates, balances remaining in these accounts for 2017 were at higher-yielding tiers.

Interest expense on municipal interest-bearing demand accounts increased $433,000 to $784,000 for 2017. The average balance of municipal interest-bearing demand accounts increased $7,992,000, or 7.8%, to $110,052,000 and the average interest rate paid on these accounts increased 37 basis points to 0.71% for 2017 from 0.34% for 2016. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.25% and 0.50%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

QNB’s online e-Savings product is the largest category of savings deposits and was created to compete with other online savings accounts.  Average balances grew $13,503,000, or 8.0%, to $181,863,000 in 2017 compared with $168,360,000 in 2016. The rate on this product was changed from 0.55% at the end of 2016 to 0.60% in June 2017 and to 0.65% in late December 2017. The average cost of funds on these accounts was 0.50% for 2016 and 0.58% for 2017. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $6,612,000, or 10.8%, to $68,031,000. The average rate paid on total savings accounts was 0.46% for 2017, a six-basis point increase from 2016 while interest expense increased $233,000, from $923,000 to $1,156,000 over the same period. The growth in balances appears to reflect the desire for liquidity and a better rate than short-term time deposits.

Interest expense on time deposits increased $87,000, to $2,885,000 in 2017, due to a four-basis point increase in yield, from 1.23% in 2016 to 1.27% in 2017.  This increase was partially offset by a decrease in average balances of $1,679,000 in 2017, to $226,590,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter.

Time deposits at December 31, 2017 that will reprice or mature over the next 12 months includes $250,000 in time deposits issued through the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program.  The average rate paid on these CDARS time deposits was 1.35%.   Approximately $95,940,000, or 42.6%, in time deposits issued by QNB will reprice or mature over the next 12 months compared with 42.5% of the portfolio at December 31, 2016. The average rate paid on these time deposits is approximately 0.83%. QNB has been attempting to extend the maturity of the time deposit portfolio by offering attractive rates at terms 36 months or greater, with moderate success. Given the short-term nature of these deposits, interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks with average balances in 2017 of $39,301,000 and $9,371,000, respectively. Interest expense on short-term borrowings increased by $99,000 to $253,000 when comparing the two years. During this period average balances increased $8,472,000 to $48,672,000, and the average rate paid increased 14 basis points, from 0.38% to 0.52%.

2016 versus 2015

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

Average non-interest-bearing demand accounts increased $11,433,000, or 11.9%, to $107,579,000 for 2016. Business checking accounts average balances increased by $10,336,000, or 13.5%, when comparing the two years. Average interest-bearing demand accounts increased $19,256,000, or 14.3%, to $153,598,000 for 2016 compared with 2015, with interest expense on interest-bearing demand accounts increasing $26,000 to $315,000 for 2016. The average rate paid remained unchanged at 0.21% for 2015 and 2016. The average balance in QNB-Rewards checking was $44,918,000 and the related interest expense was $249,000 for an average cost of funds of 0.56%. In comparison, the average balance of the QNB-Rewards accounts for 2015 was $39,967,000 yielding 0.58%. The average balance of other interest-bearing demand accounts included in this category increased from $94,375,000 for 2015 to $108,680,000 for 2016. The average rate paid on these balances was 0.06% for both years.

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

Online eSavings account average balances grew $7,579,000, or 4.7%, to $168,360,000 in 2016 compared with $160,781,000 in 2015. The rate on this product was 0.50% during 2015 and was changed to 0.55% in late December 2016. The average cost of funds on these accounts was 0.46% for 2015 and 0.50% for 2016.  Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $4,639,000, or 8.2%, to $61,419,000. The average rate paid on total savings accounts was 0.40% for 2016, a three-basis point increase from 2015 while interest expense increased $117,000, from $806,000 to $923,000 over the same period.

Interest expense on time deposits increased $51,000, to $2,798,000 in 2016, due to a six-basis point increase in yield, from 1.17% in 2015 to 1.23% in 2016.  This increase was partially offset by a decrease in average balances of $6,095,000 in 2016, to $228,269,000.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks with average balances in 2016 of $38,835,000 and $1,365,000, respectively. Interest expense on short-term borrowings increased by $37,000 to $154,000 when comparing the two years. During this period, average balances increased $8,289,000 to $40,200,000 while the average rate paid increased one basis point, from 0.37% to 0.38%.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $1,400,000, $30,000 and $200,000 for the twelve-month periods ended December 31, 2017, 2016 and 2015, respectively. Excluding the $220,000 reversal in allowance for loan losses associated with the sale of the indirect lease finance portfolio, the 2016 provision would have been $250,000.  Net loan charge-offs were $953,000, or 0.14% of total average loans for 2017 compared with $190,000, or 0.03% of total average loans in 2016 and $647,000, or 0.11%, in 2015. The majority of the loans charged off during 2017 had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loans. Deterioration in credit quality or significant growth in the loan portfolio may result in a higher provision for loan losses in 2018.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
Fees for services to customers	$1,668	$1,621	$1,657	$47	$(36)	2.9%	-2.2%
ATM and debit card	1,749	1,651	1,571	98	80	5.9	5.1
Retail brokerage and advisory	436	603	686	(167)	(83)	-27.7	-12.1
Bank-owned life insurance	345	308	307	37	1	12.0	0.3
Merchant	345	334	298	11	36	3.3	12.1
Net gain (loss) on trading activities	27	(40)	33	67	(73)	167.5	-221.2
Net gain on sale of investment securities	1,500	674	783	826	(109)	122.6	-13.9
Net gain on sale of loans	375	320	356	55	(36)	17.2	-10.1
Loss on sale of indirect lease financing portfolio	—	(223)	—	223	(223)	100.0	-100%
Other	442	419	341	23	78	5.5	22.9
Total	$6,887	$5,667	$6,032	$1,220	$(365)	21.5%	-6.1%

2017 versus 2016

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $6,887,000 in 2017 compared with $5,667,000 in 2016, an increase of $1,220,000. Excluding the loss on sale of indirect finance leasing portfolio of $223,000 in 2016, the increase in non-interest income was $997,000, comparing 2017 to 2016.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,668,000 for 2017, an increase of $47,000, or 2.9%, from 2016. Overdraft income, which represented approximately 76% and 75% of total fees for services to customers in 2017 and 2016, respectively, increased by $44,000, or 3.6%, when comparing 2017 to 2016. The increase in overdraft income primarily reflects an increase in the number of overdraft occurrences as well as a reduction in overdraft fees forgiven.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,749,000 in 2017, an increase of $98,000, or 5.9%, from the amount recorded in 2016. Debit card interchange income increased $103,000, or 6.5%, to $1,694,000 in 2017, while ATM surcharge income and monthly card fees income decreased $5,000, to $55,000. The growth in checking accounts and card usage contributed to the increase in debit card income, including the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

QNB provides securities and advisory services under the name QNB Financial Services through Investment Professionals, Inc., an independent third-party registered Broker/Dealer and Registered Investment Advisor. QNB receives 75% to 88% of the revenue generated, depending on volume, but is also responsible for salaries and expenses of two advisors who are QNB employees.  Retail brokerage and advisory revenue was $436,000 for 2017 compared with $603,000 in 2016, a decline of $167,000, or 27.7%. There were less sales in front-loaded products, such as annuities and alternative investments (which include private equity, hedge funds, managed futures, real estate “REITs”, commodities and derivatives contracts) in 2017 than in 2016, resulting in a $260,000 reduction of revenues.  In 2017 there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction; advisory fees increased $106,000 comparing 2017 to 2016.  In 2017, the net income provided by these services was $13,000, compared with $104,000 in net income for 2016.

Income on bank-owned life insurance (“BOLI”) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2017 was $345,000, including a death benefit of $52,000, compared to $308,000 for 2016.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $345,000 for 2017, an increase of $11,000, or 3.3%, from the amount reported in 2016. The increase in merchant income is primarily a result of increased card sales of approximately $6 million as the economy improved and the acquisition of 38 new merchant customers during 2017.

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

Net gains on investment securities increased $826,000 to $1,500,000 for the year ended December 31, 2017, compared with $674,000 for the year ended December 31, 2016, primarily due to market conditions which resulted in greater opportunities for profitable sales in 2017 compared with 2016. The prolonged decline in market value of one equity security in 2017 and two equity securities in 2016 resulted in recording other than temporary impairment charges of $80,000 and $192,000, respectively.  Gains, net of other-than-temporary impairment, from equity securities were $1,477,000 and $566,000 in 2017 and 2016, respectively. With the strong performance in the U.S. equity markets during the latter half of 2016 and 2017, QNB elected to sell some equity holdings and recognize gains. Net gains on the sale of fixed income securities were $23,000 and $108,000 for 2017 and 2016, respectively. Both the 2017 and 2016 fixed income gains were primarily from the sale of fast paying, lower-yielding or odd-lot mortgage-backed and CMO securities as well as low yielding agency bonds that were likely to be called in the next two years. In June 2017, QNB Bank sold five non-performing pooled trust preferred securities (“PreTSL”), with a $2,235,000 carrying value, recording a loss on sale of $15,000, included in non-interest income in the consolidated statement of income.  Several years ago, QNB had recorded $1,152,000 in OTTI for four of these five PreTSLs, and subsequently applied any cashflow received to the balance of these non-performing, nonaccrual assets. Improvement in market prices for these PreTSLs during the second quarter 2017 reduced realized losses, and the reduction of approximately $19,000,000 in risk-based assets required for these bonds drove the decision to redeem these debt securities.

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

In October 2016, the Company sold its interest in these third-party originated finance contracts and recorded a loss of $223,000.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $276,000 and $320,000 for 2017 and 2016, respectively. Mortgage refinance activity decreased in 2017, as rate volatility prompted borrowers to delay borrowing. Proceeds from the sale of residential mortgages were $9,041,000 and $9,204,000 for the years ended December 31, 2017 and 2016, respectively. Included in the gains on the sale of residential mortgages in 2017 and 2016 are $66,000 and $69,000, respectively, related to the recognition of mortgage servicing assets.  The remaining $99,000 gain on sale of loans in 2017 is attributed to QNB’s portion of a purchased participation loan with no carrying balance that was sold.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $114,000 for 2017 and $125,000 for 2016 is included in other non-interest income.

Other non-interest income, excluding mortgage servicing income, was $328,000 for 2017, an increase of $34,000 from the amount recorded in 2016. Increased revenues from letters of credit, credit cards, check sale commissions, and merchant loss recoveries of $50,000, $8,000, $7,000, and $6,000, respectively, were partially offset by a reduction in sales tax refunds of $36,000, when comparing 2017 to 2016.

2016 versus 2015

Total non-interest income was $5,667,000 in 2016 compared with $6,032,000 in 2015, a decrease of $365,000. Excluding the loss on sale of indirect finance leasing portfolio of $223,000, the decline in non-interest income is $142,000, comparing 2016 to 2015.

Fees for services to customers were $1,621,000 for 2016, a decrease of $36,000, or 2.2%, from 2015. Overdraft income, which represented approximately 75% and 74% of total fees for services to customers in 2016 and 2015, respectively, decreased by $21,000, or 1.7%, when comparing 2016 to 2015.  ATM and debit card income was $1,651,000 in 2016, an increase of $80,000, or 5.1%, from the amount recorded in 2015. Debit card interchange income increased $85,000, or 5.6%, to $1,591,000 in 2016, while ATM surcharge income and monthly card fees income decreased $5,000, to $60,000.

Retail brokerage and advisory revenue was $603,000 for 2016 compared with $686,000 in 2015, a decline of $83,000, or 12.1%. The reduction in fee income was due to the increase in products with trailing fee income as opposed to upfront fees.  Income on BOLI policies during 2016 was $308,000, a slight increase when compared to $307,000 for 2015.  Merchant income was $334,000 for 2016, an increase of $36,000, or 12.1%, from the amount reported in 2015.

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

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2017	2016	2015	2017 to 2016	2016 to 2015	2017 to 2016	2016 to 2015
Salaries and employee benefits	$13,121	$12,011	$12,076	$1,110	$(65)	9.2%	-0.5%
Net occupancy	1,789	1,750	1,762	39	(12)	2.2	-0.7
Furniture and equipment	1,859	1,753	1,726	106	27	6.0	1.6
Marketing	914	806	805	108	1	13.4	0.1
Third party services	1,608	1,691	1,703	(83)	(12)	-4.9	-0.7
Telephone, postage and supplies	804	752	731	52	21	6.9	2.9
State taxes	687	666	681	21	(15)	3.2	-2.2
FDIC insurance premiums	577	568	631	9	(63)	1.6	-10.0
Other	2,361	2,166	2,283	195	(117)	9.0	-5.1
Total	$23,720	$22,163	$22,398	$1,557	$(235)	7.0%	-1.0%

2017 versus 2016

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $23,720,000 in 2017, an increase of $1,557,000, or 7.0%, from the $22,163,000 recorded in 2016. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue. QNB’s efficiency ratios for 2017, 2016 and 2015 were 58.0%, 61.9%, and 63.7%, respectively.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2017 was $13,121,000, an increase of $1,110,000 compared with $12,011,000 reported in 2016. Salary expense for 2017 was $10,596,000, an increase of $1,078,000 compared with $9,518,000 reported in 2016. Included in salary expense in 2017 was incentive compensation plus related payroll taxes of $617,000, a $418,000 increase over incentive compensation in 2016. Benefit expense for 2017 was $2,525,000, an increase of $32,000, or 1.3%, from the amount recorded in 2016 with payroll taxes increasing $52,000 as salary expense increased.  Retirement plan matching and safe harbor increased $56,000 compared to 2016; QNB utilized unvested forfeited 401(k) contributions to offset retirement plan matching in 2017.  Post-retirement life insurance expense decreased $71,000 due to a death claim which reduced the post-retirement liability.

Net occupancy and furniture and equipment expense increased $145,000, to $3,648,000 when comparing 2017 to 2016, due primarily to increased software, building and equipment maintenance and branch rent, offset in part by lower depreciation.

Marketing expense was $914,000 for 2017, a $108,000 increase from the expense recorded in 2016. Marketing expenses related to public relations increased $107,000 for the year ended December 31, 2017 compared with 2016. QNB contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves is included in public relations expense.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services decreased $83,000 when comparing the two periods, due to decreased legal services and other third-party services.

Telephone, postage and supplies expense increased $52,000, or 6.9%, to $804,000 in 2017, compared with 2016. Supplies expense decreased $11,000 in 2017, as additional supplies related to EMV chip debit card production, anticipated throughout 2017, were purchased in 2016.  Telecommunications expense increased $41,000 due increased data line capacity.  Postage expense increased $22,000.

FDIC insurance premium expense increased $9,000, or 1.6%, in 2017.  The premium assessment formula for small institutions was changed by the FDIC and implemented in late 2016 and is based on asset growth and related risk assumptions determined by the FDIC as well as capital. Small institutions, for FDIC premium assessments purposes, are defined as those with total consolidated assets less than $10 billion.

State tax expense represents the payment of the Pennsylvania Shares Tax, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $687,000 and $666,000 for the years 2017 and 2016, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank and comprises all but $2,000 of the expense in this category.  The increase in Pennsylvania Shares Tax is a result of growth of the Bank’s capital.

Other operating expenses for the twelve months ended December 31, 2017 increased $195,000, or 9.0%, primarily due to check card expense, offset in part by a reduction in foreclosure expense.

2016 versus 2015

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

Net occupancy and furniture and equipment expense increased $15,000 to $3,503,000 when comparing 2016 to 2015, due primarily to increased software and building maintenance, offset in part by lower depreciation, utilities and rental expense.

Marketing expense was $806,000 for 2016, a $1,000 increase from the expense recorded in 2015. Marketing expenses related to public relations and advertising increased $18,000 for the year ended December 31, 2016 compared with 2015, offset in part by decreased sales promotional expense

Telephone, postage and supplies expense increased $21,000, or 2.9%, to $752,000 in 2016, compared with 2015. Supplies expense increased $8,000 in 2016, as additional supplies related to EMV chip debit card production, anticipated throughout 2017, were purchased in 2016.  Telecommunications expense increased $25,000 due to upgrades in network infrastructure.  Postage expense decreased $12,000, due to ongoing efforts to utilize digital delivery of various documents.

FDIC insurance premium expense decreased $63,000, or 10.0%, in 2016, due to a change in the premium assessment formula announced by the FDIC in 2016, establishing reduced premium assessment formulas for small institutions.

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

Income Taxes

Applicable income tax expense and effective tax rates were $5,900,000, or 41.6%, for 2017 compared with $3,054,000, or 25.5%, for 2016.  Under the 2017 Tax Reform Act, the corporate income tax rate was reduced from 34% to 21%; therefore, QNB recorded a charge reflecting the revaluation of its net deferred tax assets from 34% to 21% at December 31, 2017 resulting in additional tax expense of $2,054,000.

Summary Impact of 2017 Tax Reform Act
Year ended 12/31/17
Non-GAAP adjusted net income excluding impact of tax legislation	$10,343
Tax provision, revaluation of net deferred tax asset	(2,054)
Reported Net Income (GAAP)	$8,289

Non-GAAP earnings per share, excluding impact of tax legislation	$3.00
Effect of tax legislation on diluted earnings per share	(0.59)
Reported Diluted Earnings per Share (GAAP)	$2.41

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of disclosure or release of non-GAAP financial measures, the SEC Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP.

For the year ended December 31, 2017, the effective tax rate excluding this charge was 27.1%, compared with 25.5% for 2016.  The higher effective tax rate year over year is predominately a result of tax-exempt income from loans and securities comprising a smaller proportional share of pre-tax income than the prior year and greater state tax expense. QNB expects the effective tax rate in 2018 to be less than the 21% corporate rate, due to its holdings of tax-free assets, including municipal bonds, municipal loans, and life insurance contracts.  For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Applicable income taxes and effective tax rates were $3,054,000, or 25.5%, for 2016 and $2,570,000, or 23.8%, for 2015.  The increase in effective tax rate was predominately a result of tax-exempt income from loans and securities comprising a smaller proportional share of pre-tax income.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2017	2016	Amount	Percent
Cash and cash equivalents	$16,331	$10,721	$5,610	52.3%
Investment securities	379,545	394,071	(14,526)	-3.7
Restricted investment in bank stocks	1,501	1,017	484	47.6
Loans held-for-sale	—	789	(789)	-100.0
Loans receivable	733,283	633,079	100,204	15.8
Allowance for loan losses	(7,841)	(7,394)	(447)	-6.0
Premises and equipment, net	8,495	8,683	(188)	-2.2
Bank-owned life insurance	10,894	11,297	(403)	-3.6
Accrued interest receivable	3,545	3,128	417	13.3
Other assets	6,584	7,750	(1,166)	-15.0
Total assets	$1,152,337	$1,063,141	$89,196	8.4%

Cash and interest-earning deposits

Total cash and cash equivalents increased $5,610,000 from $10,721,000 at December 31, 2016 to $16,331,000 at December 31, 2017. QNB had interest-bearing balances at the Federal Reserve Bank of $863,000 at December 31, 2017 compared with $261,000 at December 31, 2016.   Proceeds received from the maturity, prepayment and sales of investment securities and the growth in deposits more than offset the funding needs for loan growth. While increasing rates significantly slowed the prepayments on mortgage-backed securities and CMOs during 2017, deposit growth was strong.

Investment Securities and Other Short-Term Investments

At December 31, 2017 and 2016, QNB had no Federal funds sold. With the Federal funds rate between 0.75% and 1.50%, excess funds for liquidity purposes are kept at the Federal Reserve, which was paying 0.75% until the Federal Open Market Committee raised the targeted Fed Funds rate by 25 basis points three times in 2017 in mid-March 2017, mid-June 2017 and in mid-December 2017. These funds carry a 0% risk weighting for risk-based capital calculation purposes.

Investment Portfolio History
December 31,	2017	2016	2015
Trading Securities
State and municipal	—	$3,596	$4,189
Total trading securities	—	$3,596	$4,189
Investment Securities Available-for-Sale
U.S. Government agency	$70,524	$76,650	$61,779
State and municipal	76,804	72,295	78,954
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	142,703	145,301	136,681
Collateralized mortgage obligations (CMOs)	76,302	77,415	65,610
Pooled trust preferred	215	2,281	2,653
Corporate debt	8,022	8,030	9,004
Equity	4,975	8,503	7,234
Total investment securities available-for-sale	$379,545	$390,475	$361,915
Investment Securities Held-to-Maturity
State and municipal	$—	$—	$147
Total investment securities held-to-maturity	$—	$—	$147
Total investment securities	$379,545	$394,071	$366,251

At December 31, 2017, approximately 76% of QNB’s investment securities were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2017, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $42,509,000 in 2017 compared with $32,573,000 during 2016.

In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $52,994,000 in 2017 compared with $107,425,000 in 2016.  Volume of sales, calls and maturities in 2016 reflects the low interest rate environment that has existed for approximately the previous eight years, which resulted in a significant amount of agency and municipal bonds being called as well as an increase in the amount of prepayments on mortgage-backed securities and CMOs. The decrease of the investment portfolio as a percent of total assets in 2017 is due to loan growth. During 2017, $85,265,000 of investment securities were purchased compared with $174,943,000 during 2016.

The balance of U.S. Government agency securities decreased $6,126,000 to $70,524,000 at December 31, 2017 and represents 18.6% of the investment portfolio compared with 19.5% at December 31, 2016. Sales of lower yielding bonds and proceeds from called agency bonds were reinvested back into this portfolio because of the attractive yields relative to amortizing securities. The seasonal inflow of municipal deposits was invested in Agencies, as well. U.S. Government agency issued CMO and MBS balances decreased $3,711,000 to $219,005,000 and represents 57.7% of the portfolio compared with 56.5% at December 31, 2016. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities increased $4,509,000 to $76,804,000 at December 31, 2017, representing 20.2% of the investment portfolio compared with 19.3% at December 31, 2016. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases in addition to the bond rating of the issuer or the rating of bond insurer, if present. Twenty-six bonds with a book value of $12,158,000 were called or matured in 2017 and purchased municipal securities had lower yields then the bonds they replaced, which contributed to the decline in the yield on the portfolio.  The demand for tax-exempt municipal securities is expected to decline as the tax-equivalent yield become less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.

QNB owns collateralized debt obligations (“CDO”) in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases, QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.  In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with a $2,235,000 carrying value, recording a loss on sale of $15,000.  The trust preferred security the Bank continues to hold with a carrying balance of $215,000 at December 31, 2017 was returned to accrual status during the second quarter 2017 and represents the senior-most obligation of the trust.  There was no credit-related other-than-temporary impairment charge during 2017, 2016 or 2015.  Future estimates of fair value of the remaining security could require recording additional OTTI charges through earnings.  For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

Equity securities decreased $3,528,000 to $4,975,000 at December 31, 2017 from $8,503,000 at December 31, 2016.  QNB sold $14,422,000 in equity securities for a net gain of $1,477,000, inclusive of realized OTTI of $80,000; QNB purchased $9,998,000 in equities during 2017.

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

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2017	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency:
Fair value	$1,988	$43,473	$25,063	—	$70,524
Weighted average yield	1.45%	1.72%	1.92%	—	1.79%
State and municipal:
Fair value	5,935	14,676	32,094	$24,099	76,804
Weighted average yield	3.73%	3.98%	3.90%	3.73%	3.85%
Mortgage-backed:
Fair value		93,163	49,540	—	142,703
Weighted average yield	0.00%	2.07%	2.27%	—	2.14%
Collateralized mortgage obligations (CMOs):
Fair value		50,556	25,746	—	76,302
Weighted average yield	0.00%	1.97%	2.10%	—	2.02%
Pooled trust preferred:
Fair value	—	—	—	215	215
Weighted average yield	—	—	—	3.90%	—
Corporate debt:
Fair value	2,002	5,009	1,011	—	8,022
Weighted average yield	1.80%	2.22%	2.40%	—	2.14%
Equity:
Fair value	—	—	—	4,975	4,975
Weighted average yield	—	—	—	3.55%	3.55%
Total fair value	$9,925	$206,877	$133,454	$29,289	$379,545
Weighted average yield	2.88%	2.11%	2.55%	3.70%	2.41%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods and state and municipal securities which are based on pre-refunded date, if applicable. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (“TEFRA”) adjustment for the cost of funds. Weighted average yields on investment securities available-for-sale are based on amortized cost.

Investment Securities - Trading

In 2014, QNB established a small percentage of its investment portfolio as trading in an effort to boost yields and income. During the second quarter 2017, QNB Bank redeemed the trading securities portfolio, as lack of market volatility and the interest rate environment resulted in declining performance of the portfolio, since its inception in 2014.  The fair value of the trading portfolio was $3,596,000 at December 31, 2016. QNB held trading securities of $3,596,000 and an additional $1,499,000 in a brokerage cash account at December 31, 2016. QNB recorded a net gain of $27,000 for 2017 and a net loss of $40,000 for 2016 in non-interest income.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2017, the fair value of investment securities available-for-sale was $379,545,000, or $6,191,000 below the amortized cost of $385,736,000. This compares to a fair value of $390,475,000, or $5,693,000 below the amortized cost of $396,168,000, at December 31, 2016. The available-for-sale portfolio, excluding equity securities and the pooled trust preferred securities, had a weighted average maturity of approximately 4.3 years at December 31, 2017 and 3.9 years at December 31, 2016. The weighted average tax-equivalent yield was 2.36% and 2.34% at December 31, 2017 and 2016, respectively.

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

Investments Held-To-Maturity

QNB’s sole held-to-maturity security, with an amortized cost of $147,000, matured in 2016.

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

QNB has comprehensive policies and procedures that define and govern commercial and retail loan originations and the management of risk. All loans are underwritten in a manner that emphasizes the borrowers’ capacity to pay. The measurement of capacity to pay delineates the potential risk of non-payment or default. The higher potential for default determines the need for and amount of collateral required. QNB makes unsecured commercial loans when the capacity to pay is considered substantial. As capacity lessens, collateral is required to provide a secondary source of repayment and to mitigate the risk of loss. Various policies and procedures provide guidance to the lenders on such factors as amount, terms, price, maturity and appropriate collateral levels. Each risk factor is considered critical to ensuring that QNB receives an adequate return for the risk undertaken, and that the risk of loss is minimized.

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2017, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the Loan Portfolio table.

QNB will be moving from an eight-grade risk rating system to a ten-grade system in 2018; further disaggregating the credit quality of the loan portfolio to enhance credit risk strategies.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, substantially all originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity declined in 2017 with $7,976,000 in residential mortgages originated for sale during 2017, compared with $8,686,000 for 2016. There was $0 in residential mortgage loans held-for-sale at December 31, 2017, and $789,000 in residential mortgage loans held-for-sale at December 31, 2016. These loans are carried at the lower of aggregate cost or market.

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

Total loans, excluding loans held-for-sale, at December 31, 2017 were $733,283,000, an increase of $100,204,000, or 15.8%, from December 31, 2016. This follows a 2.9% increase in outstanding loans in 2016. A key financial ratio, loans to deposits, improved slightly to 73.8% at December 31, 2017, compared with 69.3% at December 31, 2016.  QNB continues to be committed to make loans available to credit worthy consumers and businesses.

The Allowance for Loan Losses Allocation table on page 41 shows the percentage composition of the loan portfolio over the past five years. There was very little change in the composition of the portfolio between the periods ended December 31, 2016 and 2017. Loans secured by commercial real estate represent the largest sector of the portfolio, decreasing slightly from 40.3% of the portfolio at December 31, 2016 to 39.1% of the portfolio at December 31, 2017, as the balances in this sector grew by $31,679,000, or 12.4%, from $255,188,000 at December 31, 2016 to $286,867,000 at December 31, 2017. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had no charge-offs in this category in 2017 or 2016 compared with $84,000 in 2015. The 2015 charge-offs were due primarily to the sale of collateral for impaired loans.

Commercial loans secured by residential real estate increased by $2,972,000, or 4.3%, to $71,703,000 at December 31, 2017 and at 9.8% represent a slightly smaller share of the overall portfolio than the 10.9% at December 31, 2016. Some of the properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value. Charge-offs in this category have significantly decreased over the past three years. Non-accrual commercial loans secured by residential real estate were $1,458,000, $1,866,000, and $1,803,000 at December 31, 2017, 2016, and 2015, respectively, and loan charge-offs were $23,000, $120,000, and $531,000, in 2017, 2016 and 2015, respectively. In 2017, all of the $23,000 in charge-offs were out-of-market investments properties compared with approximately $96,000 of the $120,000 charge-offs in 2016 that were out-of-market investment properties.

Commercial and industrial loans, the second largest sector of the portfolio, experienced growth in balances of $36,957,000, or 33.5%, to $147,190,000 at December 31, 2017. This followed a decline in this category of $14,164,000, or 11.4%, in 2016. Commercial and industrial loans represented 20.1% of the portfolio at year-end 2017 compared with 17.4% at December 31, 2016. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or are unsecured. During 2017, nonaccrual commercial and industrial loan balances decreased $1,431,000 to $3,367,000, the majority of which is due to the partial charge-off of one credit of $896,000 which was downgraded in 2017. In 2017, 2016, and 2015, charge-offs were $960,000, $140,000, and $56,000, respectively.

Loan Portfolio
December 31,	2017	2016	2015	2014	2013
Commercial:
Commercial and industrial	$147,190	$110,233	$124,397	$118,845	$111,339
Construction	51,157	39,268	27,372	23,471	15,929
Secured by commercial real estate	286,867	255,188	235,171	203,534	190,602
Secured by residential real estate	71,703	68,731	63,164	53,077	47,672
State and political subdivisions	38,087	35,260	40,285	44,104	33,773
Loans to depository institutions	—	—	—	—	1,250
Indirect lease financing	—	—	10,371	7,685	8,364
Retail:
1-4 family residential mortgages	55,818	47,124	42,833	37,147	29,730
Home equity loans and lines	75,576	71,525	67,384	63,213	59,977
Consumer	6,680	5,670	4,286	4,175	3,116
Total loans	733,078	632,999	615,263	555,251	501,752
Net unearned costs (fees)	205	80	7	31	(36)
Loans receivable	$733,283	$633,079	$615,270	$555,282	$501,716

Loan Maturities and Interest Sensitivity
December 31, 2017	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$89,389	$40,145	$17,656	$147,190
Construction	19,380	9,884	21,893	51,157
Secured by commercial real estate	5,892	11,636	269,339	286,867
Secured by residential real estate	7,688	789	63,226	71,703
State and political subdivisions	4	8,091	29,992	38,087
Retail:
1-4 family residential mortgages	1,906	26	53,886	55,818
Home equity loans and lines	7,499	4,432	63,645	75,576
Consumer	515	1,907	4,258	6,680
Total	$132,273	$76,910	$523,895	$733,078

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The following shows the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates at December 31, 2017:

Loans with fixed predetermined interest rates: $79,938,000

Loans with variable or adjustable interest rates: $520,867,000

Construction loans increased 30.3% from $39,268,000, or 6.2% of the portfolio at December 31, 2016, to $51,157,000, or 7.0% of the portfolio at December 31, 2017. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete, the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. The growth in the portfolio in 2017 is related to construction loans for several business expansions in the Bank’s market footprint. There were no charge-offs in the construction loan portfolio since 2011, and no construction loans on non-accrual since 2014.

Loans to state and political subdivisions increased $2,827,000, or 8.0%, from $35,260,000 at December 31, 2016 to $38,087,000 at December 31, 2017. This sector declined from 5.6% of the total loan portfolio at December 31, 2016 to 5.2% at December 31, 2017. Many municipalities, counties and school districts refinanced their existing bonds or bank debt and, as a result, QNB had an opportunity to successfully bid on many of these local issues. The increase in 2017 was due to some of the commitments for large projects won during 2016 that started to fund during the first quarter of 2017.  The 2017 Tax Reform Act will make the tax effective yield on loans to state and political subdivisions less favorable than experienced historically; this could impact future growth within this portfolio.

Residential mortgage loans secured by first lien balances increased by $8,694,000, or 18.4%, to $55,818,000 at December 31, 2017. This followed an increase of $4,291,000, or 10.0%, between December 31, 2015 and December 31, 2016.  In 2017 and 2016, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

QNB desires to become the “local consumer lender of choice” and to affect this QNB goal has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and increasing marketing and promotion. This focus resulted in increased balances in home equity loans and lines of $4,051,000, or 5.7%, to $75,576,000 at December 31, 2017. During 2017, QNB continued to offer very attractive rates on both variable and fixed rate home equity loans and lines. These attractive rates, along with excellent customer service, including quick turnaround time, contributed to the growth in home equity balances. With continued improvement in home values as well as the local economy, it is expected that the demand for home equity loans will continue.

Consumer loan balances increased $1,010,000 to $6,680,000 at December 31, 2017. In 2013, QNB reentered the private student loan market through a relationship with iHelp. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. Principal and interest protection is provided by ReliaMax, an insurance company for private student loans. As of December 31, 2017, the balance of student loans was $3,736,000, an increase of $1,096,000 compared with December 31, 2016.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. Non-performing assets totaled $9,242,000, or 0.80% of total assets at December 31, 2017, a $4,977,000 decrease over the $14,219,000, or 1.34% of total assets at December 31, 2016. Included in non-performing assets in 2016 is $2,281,000, of pooled trust preferred securities, discussed in the section titled “Investment Securities and Other Short-Term Investments”.  In June 2017, QNB Bank sold five non-performing pooled trust preferred securities with a $2,235,000 carrying value.  The Bank’s remaining trust preferred security was returned to accruing status in June 2017.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $9,242,000, or 1.26% of total loans at December 31, 2017 compared with $11,938,000, or 1.89% of total loans at December 31, 2016. Loans on non-accrual status were $7,921,000 at December 31, 2017 compared with $10,119,000 at December 31, 2016. The reduction was primarily due to $2,094,000 in paydowns and a $896,000 partial charge-off related to one single credit; this was partially offset by five credits being placed on nonaccrual totaling $827,000.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2017, $5,977,000, or approximately 75% of the loans classified as non-accrual, are current or past due less than 30 days.

QNB had no loans 90 days or more past due and still accruing at December 31, 2017 or at December 31, 2016. Total loans that are 30 days or more past due decreased $718,000 to $4,219,000, representing 0.58% of total loans at December 31, 2017 compared with 0.78% of total loans at December 31, 2016. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans, totaled $1,321,000 and $1,819,000 at December 31, 2017 and 2016, respectively.

QNB held no OREO at December 31, 2016 or 2017.  There were no repossessed assets as of December 31, 2016 or 2017.

Non-Performing Assets
December 31,	2017	2016	2015	2014	2013
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	—
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—
Secured by residential real estate	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Loans to depository institutions	—	—	—	—	—
Indirect lease financing	—	—	11	—	—
Retail:	—	—	—	—	—
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—
Consumer	—	—	—	—	$1
Total loans past due 90 days or more and accruing	—	—	11	—	1

Non-accrual loans
Commercial:
Commercial and industrial	3,367	4,798	3,433	2,171	3,956
Construction	—	—	—	337	1,319
Secured by commercial real estate	1,987	3,007	3,627	6,465	4,630
Secured by residential real estate	1,458	1,866	1,803	1,467	2,829
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	143	—	37
Retail:
1-4 family residential mortgages	882	266	287	225	401
Home equity loans and lines	142	89	127	104	265
Consumer	85	93	—	1	16
Total non-accrual loans	7,921	10,119	9,420	10,770	13,453

Troubled debt restructured loans, not included above	1,321	1,819	1,288	1,897	1,960
Other real estate owned	—	—	—	3,025	2,825
Repossessed assets	—	—	—	21	—
Non-accrual pooled trust preferred securities	—	2,281	2,653	2,439	2,069
Total non-performing assets	$9,242	$14,219	$13,372	$18,152	$20,308
Total as a percent of total assets	0.80%	1.34%	1.31%	1.86%	2.18%

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans, management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At December 31, 2017, substandard or doubtful loans totaled $16,647,000, a reduction of $5,557,000, or 25.0%, from the $22,204,000, reported as of December 31, 2016.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in QNB’s loan portfolio. Management, in determining the allowance for loan losses, makes significant estimates and assumptions. Since the allowance for loan losses is dependent on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

Economic conditions, nationally and in QNB’s market, continued to improve in 2017, and asset quality remained strong. The allowance level stated as a percent of loans receivable decreased from 1.17% at December 31, 2016 to 1.07% at December 31, 2017.  The allowance for loan losses increased to $7,841,000 at year-end 2017 from $7,394,000 at year-end 2016, primarily due to the increase in loans receivable over the same period.

Allowance for Loan Losses Allocation
December 31,	2017		2016		2015		2014		2013
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$2,711	20.1%	$1,459	17.4%	$1,521	20.2%	$1,892	21.4%	$2,044	22.2%
Construction	563	7.0	449	6.2	286	4.4	297	4.2	439	3.2
Secured by commercial real estate	2,410	39.1	2,646	40.3	2,411	38.2	2,700	36.7	2,898	38.0
Secured by residential real estate	816	9.8	1,760	10.9	1,812	10.3	1,630	9.6	1,632	9.5
State and political subdivisions	114	5.2	123	5.6	222	6.5	221	7.9	186	6.7
Loans to depository institutions	—	—	—	—	—	—	—	—	4	0.2
Indirect lease financing	—	—	—	—	164	1.7	93	1.4	103	1.7
Retail:
1-4 family residential mortgages	444	7.6	366	7.4	350	7.0	312	6.7	303	5.9
Home equity loans and lines	357	10.3	353	11.3	428	11.0	453	11.4	583	12.0
Consumer	57	0.9	76	0.9	76	0.7	85	0.7	64	0.6
Unallocated	369		162		284		318		669
Total	$7,841	100.0%	$7,394	100.0%	$7,554	100.0%	$8,001	100.0%	$8,925	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2017 and 2016, the recorded investment in loans for which impairment has been identified totaled $13,584,000 and $15,006,000, respectively, of which $11,125,000 and $10,909,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $2,459,000 and $4,097,000 at December 31, 2017 and 2016, respectively. At December 31, 2017 and

2016, the related allowance for loan losses associated with these loans was $1,392,000 and $1,198,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Loan Losses
	2017	2016	2015	2014	2013
Allowance for loan losses:
Balance, January 1	$7,394	$7,554	$8,001	$8,925	$9,772

Charge-offs
Commercial:
Commercial and industrial	960	140	56	17	68
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	84	70	639
Secured by residential real estate	23	120	531	1,069	401
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	52	21	39	2
Retail:
1-4 family residential mortgages	—	—	—	95	—
Home equity loans and lines	—	—	—	156	234
Consumer	92	92	95	167	77
Total charge-offs	1,075	404	787	1,613	1,421
Recoveries
Commercial:
Commercial and industrial	34	37	38	67	28
Construction	—	—	—	—	—
Secured by commercial real estate	8	8	9	3	1
Secured by residential real estate	38	112	26	48	60
State and political subdivisions	—	—	—	—	1
Indirect lease financing	—	9	16	14	30
Retail:
1-4 family residential mortgages	—	—	—	1	—
Home equity loans and lines	10	16	22	110	28
Consumer	32	32	29	46	26
Total recoveries	122	214	140	289	174
Net charge-offs	(953)	(190)	(647)	(1,324)	(1,247)
Provision for loan losses	1,400	30	200	400	400
Balance, December 31	$7,841	$7,394	$7,554	$8,001	$8,925

Total loans (excluding loans held-for-sale)
Average	$682,292	$604,757	$574,015	$523,825	$482,112
Year-end	733,283	633,079	615,270	555,282	501,716

Ratios:
Net charge-offs to:
Average loans	0.14%	0.03%	0.11%	0.25%	0.26%
Loans at year-end	0.13	0.03	0.11	0.24	0.25
Allowance for loan losses	12.15	2.57	8.56	16.55	13.97
Provision for loan losses	68.07	633.33	323.50	331.00	311.75

Allowance for loan losses to:
Average loans	1.15%	1.22%	1.32%	1.53%	1.85%
Loans at year-end	1.07	1.17	1.23	1.44	1.78

QNB had net loan charge-offs of $953,000, or 0.14% of average loans for 2017 compared with $190,000, or 0.03% of average loans for 2016 and $647,000 or 0.11% of average loans for 2015. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loan.  The increase in commercial and industrial charge-offs in 2017 is primarily related to a single credit.

Management believes the allowance for loan losses of $7,841,000 is adequate as of December 31, 2017, in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment, net of depreciation decreased $188,000 to $8,495,000 at December 31, 2017, as depreciation more than offset the net purchases during 2017.

Other assets

Other assets, as presented in the table on page 33, decreased $1,166,000 from $7,750,000 at December 31, 2016 to $6,584,000 at December 31, 2017. Most of the decrease in other assets relates to a $2,054,000 decrease to the deferred tax asset resulting from the 2017 Tax Reform Act rate change from 34% to 21% for QNB. The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2017	2016	Amount	Percent
Deposits	$993,948	$913,355	$80,593	8.8%
Short-term borrowings	55,756	52,660	3,096	5.9
Accrued interest payable	384	335	49	14.6
Other liabilities	3,679	3,224	455	14.1
Total liabilities	$1,053,767	$969,574	$84,193	8.7%

Deposits

QNB primarily attracts deposits from within its market area by offering various deposit products. These deposits are in the form of time deposits, which include certificates of deposit and individual retirement accounts (“IRA”s) which have a stated maturity, and non-maturity deposit accounts, which include: non-interest bearing demand accounts, interest-bearing demand accounts, money market accounts and savings accounts.

Total deposits increased $80,593,000, or 8.8%, to $993,948,000 at December 31, 2017. This follows an increase of $23,569,000, or 2.6%, between 2015 and 2016. QNB has experienced growth in part due to market disruption created by bank mergers in its footprint throughout 2016 and 2017.  The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the industry, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest. Time deposit balances declined slightly.  Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Contributing to the increase in total deposits was growth in non-interest bearing demand accounts, which increased $10,202,000, or 8.6%, to $129,212,000 at December 31, 2017. This followed growth of $20,467,000, or 20.8%, between December 31, 2015 and December 31, 2016. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which not only contributes to the increase in balances but also provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest checking and municipal accounts increased $41,716,000, or 16.3%, to $297,470,000 at December 31, 2017. All segments experienced growth in 2017. Municipal accounts increased $25,398,000.  While QNB has been successful in developing relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period.

Business checking increased from $16,861,000 at December 31, 2016 to $19,937,000 at December 31, 2017.   Rewards checking balances increased from $49,428,000 at December 31, 2016 to $55,071,000 at December 31, 2017, and Select 50 balances increased from $77,959,000 to $81,877,000 over this same period. Personal interest-bearing balances also increased from $18,739,000 at December 31, 2016 to $22,421,000 at December 31, 2017.  QNB continues to open a significant number of new checking accounts.

Money Market accounting increased from $74,762,000 at December 31, 2016 to $84,562,000 at December 31, 2017 due to increases in both personal and business accounts.

Total savings account balances increased $19,275,000, or 8.1%, to $257,522,000 at December 31, 2017. This increase is due primarily to an increase in the online eSavings account of $11,877,000, or 6.8%, to $186,196,000 at December 31, 2017.  The rate on eSavings accounts was changed from 0.55% at the end of 2016 to 0.60% in June 2017 and to 0.65% in late December 2017.

Total time deposit account balances were $225,182,000 at December 31, 2017, a decrease of $400,000, or 0.2%, from the amount reported at December 31, 2016. As time deposits matured during the past two years, they were frequently reinvested in the high yielding and liquid Rewards or Select 50 checking, money market or eSavings accounts which, in many instances, paid a rate higher than what was offered on short-term time deposits.

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2017	2016	2015
Three months or less	$11,842	$11,618	$12,124
Over three months through six months	10,937	8,211	11,624
Over six months through twelve months	21,972	15,970	13,691
Over twelve months	55,946	58,413	54,686
Total	$100,697	$94,212	$92,125

Average Deposits by Major Classification
	2017		2016		2015
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$121,819	—	$107,579	—	$96,146	—
Interest-bearing demand	169,940	0.21%	153,598	0.21%	134,342	0.21%
Municipals interest-bearing demand	110,052	0.71	102,060	0.34	115,975	0.34
Money market	84,203	0.30	71,256	0.27	65,413	0.24
Savings	249,894	0.46	229,779	0.40	217,561	0.37
Time	128,603	1.18	133,407	1.12	141,869	1.09
Time of $100,000 or more	97,987	1.40	94,862	1.37	92,495	1.30
Total	$962,498	0.56%	$892,541	0.51%	$863,801	0.51%

Short-term borrowings

Short-term borrowings comprising commercial sweep accounts and overnight FHLB borrowings grew $3,096,000, or 5.9%, to $55,756,000 at December 31, 2017.  Overnight FHLB borrowings increased $6,590,000, to $13,911,000 at December 31, 2017.  Commercial sweeps declined $3,494,000, or 7.7%, to $41,845,000 at December 31, 2017.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2017, the Bank had a maximum borrowing capacity with the FHLB of approximately $271,109,000, net of the $13,911,000 outstanding at year-end 2017 and $350,000 FHLB-issued letter of credit. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB had $7,321,000 in FHLB borrowings at December 31, 2016.  In addition, the Bank maintains four unsecured Federal funds lines with four correspondent banks totaling $46,000,000. At December 31, 2017 and 2016, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the fourth quarter of 2017.

Total cash and cash equivalents, trading and available-for-sale securities and loans held-for-sale totaled $395,876,000 at December 31, 2017 and $405,581,000 at December 31, 2016. At December 31, 2017 and 2016, investment securities totaling $202,887,000 and $166,628,000, respectively, were pledged as collateral for repurchase agreements and public deposits.  This decrease in liquid sources is primarily the result of a $14,526,000 decrease in trading and available-for-sale securities. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. An increase in interest rates, however, would result in decreased cash flow available from the investment portfolio.

QNB is a member of the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (“ICS”), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account.  QNB had $250,000 in CDARS time deposits at December 31, 2017.

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, deferred revenue, and ATM/debit card processing clearing. This category increased $455,000 to $3,679,000 at December 31, 2017.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2017	2016	Amount	Percent
Common stock	$2,258	$2,235	$23	1.0%
Surplus	18,691	17,418	1,273	7.3
Retained earnings	84,183	80,147	4,036	5.0
Accumulated other comprehensive loss, net of tax	(4,086)	(3,757)	(329)	-8.8
Treasury stock	(2,476)	(2,476)	—	—
Total shareholders' equity	$98,570	$93,567	$5,003	5.3%

Total shareholders’ equity increased $5,003,000, or 5.3%, to $98,570,000 at December 31, 2017 with retained earnings -- net income less dividends paid -- contributing $4,036,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $1,194,000. Accumulated other comprehensive income decreased $329,000, resulting from the decrease in fair value of the available-for-sale investment portfolio caused by increasing interest rates at the end of 2017. QNB remains “well capitalized” based on FDIC requirements.

QNB will adopt ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 202), in 2018 as discussed in Note 1.  The implementation of ASU 2016-01 and ASU 2018-02 will result in reclasses within Shareholders Equity from “Accumulated other comprehensive loss, net of tax” to “Retained earnings” of a $254,000 net loss and a $805,000 net gain, respectively.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2017 was $98,570,000, or 8.55% of total assets, compared with shareholders’ equity of $93,567,000, or 8.80% of total assets, at December 31, 2016. Shareholders’ equity at December 31, 2017 included a negative adjustment of $4,086,000 related to unrealized holding losses, net of taxes, on investment securities available for sale. At December 31, 2016, shareholders’ equity included a negative adjustment of $3,757,000, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Excluding these adjustments, shareholders’ equity to total assets would have been 8.88% and 9.12% at December 31, 2017 and 2016, respectively.

Average shareholders’ equity and average total assets were $101,496,000 and $1,117,163,000 for 2017, an increase of 7.4% and 8.3%, respectively, from 2016 average equity and average total assets of $94,472,000 and $1,031,198,000, respectively. The ratio of average total equity to total average assets was 9.09% for 2017, compared with 9.16% for 2016.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988 as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2017, the retained earnings of the Bank totaling $90,532,000 was available for dividends without prior Pennsylvania Department of Banking approval, subject to the regulatory capital requirements discussed below. The approval of the Federal Reserve is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2018 without approval of the Federal Reserve of approximately $9,650,000 plus an additional amount equal to the Bank’s net profits for 2018 up to the date of any such dividend declaration.  QNB paid dividends to its shareholders of $1.24 per share, $1.20 per share, and $1.16 per share, in 2017, 2016, and 2015, respectively.

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

Under the final rules, minimum requirements increased for both the quantity and quality of capital held by banks. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. QNB and the Bank have enough capital to meet the buffer if it were fully phased in at December 31, 2017.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $973,000 and $983,000 to capital during 2017 and 2016, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2017 and 2016, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2017 and 2016, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria.

Capital Analysis
December 31,	2017	2016
Regulatory Capital
Shareholders' equity	$98,570	$93,567
Net unrealized securities losses, net of tax	4,086	3,757
Net unrealized losses on available-for-sale equity securities, net of tax	(212)	—
Disallowed goodwill and other disallowed intangible assets	(6)	(4)
Common equity tier I capital	102,438	97,320

Tier 1 capital	102,438	97,320
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,914	7,453
Unrealized gains on equity securities, net of tax	—	47
Total regulatory capital	$110,352	$104,820
Risk-weighted assets	$881,503	$822,210
Quarterly average assets for leverage capital purposes	$1,153,721	$1,061,976

Capital Ratios
December 31,	2017	2016
Common equity tier I capital / risk-weighted assets	11.62%	11.84%
Tier 1 capital / risk-weighted assets	11.62%	11.84%
Total regulatory capital / risk-weighted assets	12.52%	12.75%
Tier 1 capital / average assets (leverage ratio)	8.88%	9.16%

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2017, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for unfunded commitments totaled $73,000 at December 31, 2017 and $59,000 at December 31, 2016.

December 31, 2017	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$96,190	$64,651	$64,341	—	$225,182
Short-term borrowings	55,756	—	—	—	55,756
Operating leases	576	1,156	685	$5,596	8,013
Commitments to extend credit (a)	245,649	14,276	115	53,501	313,541
Standby letters of credit	14,326	752	133	—	15,211
Total	$412,497	$80,835	$65,274	$59,097	$617,703

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

QNB’s largest source of revenue is net interest income, which is subject to changes in market interest rates. Interest rate risk management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads and to provide growth in net interest income through periods of changing interest rates. QNB’s Asset/Liability and Investment Management Committee (“ALCO”) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2017 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Federal Reserve.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2017 and 2016 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2017	2016
+300	-7.7%	-10.4%
+200	-5.0%	-6.8%
+100	-2.3%	-3.3%
-100	-3.3%	*NM

*	certain short-term rates are below 1%

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

QNB is not subject to foreign currency exchange or commodity price risk. At December 31, 2017 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

Stock-Based Compensation

At December 31, 2017, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and nonqualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 16, 2018

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2017, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report, which are included herein.

/s/ David W. Freeman	/s/ Janice McCracken Erkes
David W. Freeman	Janice McCracken Erkes
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of QNB Corp.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements").We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

We have served as the Company's auditor since 2007.

March 16, 2018

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2017	2016
Assets
Cash and due from banks	$10,793	$8,897
Interest-bearing deposits in banks	5,538	1,824
Total cash and cash equivalents	16,331	10,721

Investment securities
Trading	—	3,596
Available-for-sale (amortized cost $385,736 and $396,168)	379,545	390,475
Restricted investment in bank stocks	1,501	1,017
Loans held-for-sale	—	789
Loans receivable	733,283	633,079
Allowance for loan losses	(7,841)	(7,394)
Net loans	725,442	625,685
Bank-owned life insurance	10,894	11,297
Premises and equipment, net	8,495	8,683
Accrued interest receivable	3,545	3,128
Net deferred tax assets	3,319	5,473
Other assets	3,265	2,277
Total assets	$1,152,337	$1,063,141

Liabilities
Deposits
Demand, non-interest bearing	$129,212	$119,010
Interest-bearing demand	297,470	255,754
Money market	84,562	74,762
Savings	257,522	238,247
Time	124,485	131,370
Time of $100 or more	100,697	94,212
Total deposits	993,948	913,355
Short-term borrowings	55,756	52,660
Accrued interest payable	384	335
Other liabilities	3,679	3,224
Total liabilities	1,053,767	969,574

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,612,677 shares and 3,576,270 shares issued; 3,448,108 and 3,411,701 shares outstanding	2,258	2,235
Surplus	18,691	17,418
Retained earnings	84,183	80,147
Accumulated other comprehensive loss, net of tax	(4,086)	(3,757)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	98,570	93,567
Total liabilities and shareholders' equity	$1,152,337	$1,063,141

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2017	2016	2015
Interest income
Interest and fees on loans	$29,740	$25,525	$24,356
Interest and dividends on investment securities (AFS & HTM):
Taxable	6,270	5,454	5,219
Tax-exempt	1,957	1,949	2,009
Interest on trading securities	45	138	163
Interest on interest-bearing balances and other interest income	90	171	128
Total interest income	38,102	33,237	31,875

Interest expense
Interest on deposits
Interest-bearing demand	1,137	666	678
Money market	249	192	158
Savings	1,156	923	806
Time	1,512	1,497	1,548
Time of $100 or more	1,373	1,301	1,199
Interest on short-term borrowings	253	154	117
Total interest expense	5,680	4,733	4,506
Net interest income	32,422	28,504	27,369
Provision for loan losses	1,400	30	200
Net interest income after provision for loan losses	31,022	28,474	27,169

Non-interest income
Total other-than-temporary impairment loss on investment securities	(80)	(192)	(55)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—
Net other-than temporary impairment losses on investment securities	(80)	(192)	(55)
Net gain on sale of investment securities	1,580	866	838
Net gain on investment securities	1,500	674	783
Net (loss) gain on trading activities	27	(40)	33
Fees for services to customers	1,668	1,621	1,657
ATM and debit card	1,749	1,651	1,571
Retail brokerage and advisory	436	603	686
Bank-owned life insurance	345	308	307
Merchant	345	334	298
Net gain on sale of loans	375	320	356
Loss on sale of indirect lease financing portfolio	—	(223)	—
Other	442	419	341
Total non-interest income	6,887	5,667	6,032

Non-interest expense
Salaries and employee benefits	13,121	12,011	12,076
Net occupancy	1,789	1,750	1,762
Furniture and equipment	1,859	1,753	1,726
Marketing	914	806	805
Third party services	1,608	1,691	1,703
Telephone, postage and supplies	804	752	731
State taxes	687	666	681
FDIC insurance premiums	577	568	631
Other	2,361	2,166	2,283
Total non-interest expense	23,720	22,163	22,398
Income before income taxes	14,189	11,978	10,803
Provision for income taxes	5,900	3,054	2,570
Net income	$8,289	$8,924	$8,233
Earnings per share - basic	$2.42	$2.64	$2.47
Earnings per share - diluted	$2.41	$2.63	$2.46
Cash dividends per share	$1.24	$1.20	$1.16

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2017			2016			2015
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$14,189	$5,900	$8,289	$11,978	$3,054	$8,924	$10,803	$2,570	$8,233
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	1,002	341	661	(4,192)	(1,426)	(2,766)	(1,419)	(483)	(936)
Reclassification adjustment for gains included in net income	(1,500)	(510)	(990)	(674)	(229)	(445)	(783)	(266)	(517)
Other comprehensive loss	(498)	(169)	(329)	(4,866)	(1,655)	(3,211)	(2,202)	(749)	(1,453)
Total comprehensive income	$13,691	$5,731	$7,960	$7,112	$1,399	$5,713	$8,601	$1,821	$6,780

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income		—	—	8,233	—	—	8,233
Other comprehensive loss, net of tax		—	—	—	(1,453)	—	(1,453)
Cash dividends declared ($1.16 per share)		—	—	(3,872)	—	—	(3,872)
Stock issued in connection with dividend reinvestment and stock purchase plan	30,667	19	852	—	—	—	871
Stock issued for employee stock purchase plan	3,186	2	81	—	—	—	83
Stock issued for options exercised	9,283	6	115	—	—	—	121
Tax benefit of stock options exercised		—	21	—	—	—	21
Stock-based compensation expense		—	85	—	—	—	85
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income		—	—	8,924	—	—	8,924
Other comprehensive loss, net of tax		—	—	—	(3,211)	—	(3,211)
Cash dividends declared ($1.20 per share)		—	—	(4,066)	—	—	(4,066)
Stock issued in connection with dividend reinvestment and stock purchase plan	31,595	19	964	—	—	—	983
Stock issued for employee stock purchase plan	2,932	2	79	—	—	—	81
Stock issued for options exercised	17,380	11	297	—	—	—	308
Tax benefit of stock options exercised		—	17	—	—	—	17
Stock-based compensation expense		—	88	—	—	—	88
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567
Net income		—	—	8,289	—	—	8,289
Other comprehensive loss, net of tax		—	—	—	(329)	—	(329)
Cash dividends declared ($1.24 per share)		—	—	(4,253)	—	—	(4,253)
Stock issued in connection with dividend reinvestment and stock purchase plan	25,048	16	957	—	—	—	973
Stock issued for employee stock purchase plan	2,660	2	89	—	—	—	91
Stock issued for options exercised	8,699	5	125	—	—	—	130
Stock-based compensation expense		—	102	—	—	—	102
Balance, December 31, 2017	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2017	2016	2015
Operating Activities
Net income	$8,289	$8,924	$8,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	821	891	1,024
Provision for loan losses	1,400	30	200
Net gain on investment securities available-for-sale	(1,500)	(674)	(783)
Net (gain) loss on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(2)	17
Net gain on sale of loans	(276)	(320)	(356)
Loss on sale of indirect lease financing portfolio	—	223	—
Gain on sale of loan held for investment	(99)	—	—
Proceeds from sales of residential mortgages held-for-sale	9,041	9,204	10,903
Origination of residential mortgages held-for-sale	(7,976)	(8,686)	(11,154)
Income on bank-owned life insurance	(345)	(308)	(307)
Stock-based compensation expense	102	88	85
Net decrease in trading securities	3,596	593	18
Deferred income tax (benefit) provision	2,322	(145)	—
Net increase (decrease) in income taxes payable	(154)	48	77
Net (increase) decrease in accrued interest receivable	(417)	(566)	6
Amortization of mortgage servicing rights and change in valuation allowance	82	75	80
Net amortization of premiums and discounts on investment securities	1,694	1,846	2,094
Net increase (decrease) in accrued interest payable	49	5	(14)
Increase in other assets	(887)	(363)	(71)
Increase (decrease) in other liabilities	421	469	(936)
Net cash provided by operating activities	16,162	11,332	9,116
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	52,994	107,278	94,372
Proceeds from maturities of investment securities held-to-maturity	—	147	—
Proceeds from the sale of investment securities available-for-sale	42,509	32,573	47,960
Purchases of investment securities available-for-sale	(85,265)	(174,943)	(132,048)
Proceeds from redemption of investment in restricted bank stock	6,318	1,482	1,319
Purchase of restricted bank stock	(6,802)	(1,991)	(1,180)
Net increase in loans	(101,157)	(26,567)	(60,850)
Proceeds from sale of indirect lease financing portfolio held for investment	—	8,345	—
Net purchases of premises and equipment	(634)	(317)	(580)
Proceeds from sale of loans held for investment	99	—	—
Redemption of bank-owned life insurance	754	—	—
Proceeds from sales of other real estate owned and repossessed assets	2	2	3,245
Net cash used in investing activities	(91,182)	(53,991)	(47,762)
Financing Activities
Net increase in non-interest bearing deposits	10,202	20,467	11,623
Net increase in interest-bearing deposits	70,391	3,102	26,571
Net increase in short-term borrowings	3,096	15,497	1,974
Tax benefit from exercise of stock options	—	17	21
Cash dividends paid, net of reinvestment	(3,731)	(3,556)	(3,445)
Proceeds from issuance of common stock	672	862	648
Net cash provided by financing activities	80,630	36,389	37,392
Increase (decrease) in cash and cash equivalents	5,610	(6,270)	(1,254)
Cash and cash equivalents at beginning of year	10,721	16,991	18,245
Cash and cash equivalents at end of period	$16,331	$10,721	$16,991
Supplemental Cash Flow Disclosures
Interest paid	$5,631	$4,728	$4,520
Income taxes paid	3,731	3,132	2,479
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	—	—	215
Unsettled trades to purchase securities	—	—	494

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

Trading Securities

The Company engages in trading activities for its own account. Interest and dividends are included in interest income. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. In 2014, QNB sold approximately $5,000,000 in available-for-sale municipal securities and established a trading account with a broker consisting of municipal securities and a brokerage cash account. At December 31, 2016, the balance of municipal securities at fair value was $3,596,000  and the amount in the brokerage cash account was $1,499,000 .  These trading securities were sold during 2017.

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

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $1,489,000 and the Atlantic Community Bankers Bank in the amount of $12,000 at December 31, 2017. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At both December 31, 2017 and 2016, the Company had  no foreclosed assets.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated principally on an accelerated or straight-line basis over the estimated useful lives of the assets, or the shorter of the estimated useful life or lease term for leasehold improvements, as follows:

Buildings	10 to 39 years
Furniture and equipment	3 to 15 years
Leasehold improvements	5 to 30 years

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

The Company follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2017, 2016 and 2015 was approximately $23,000, $94,000 and $69,000, respectively, and is included in non-interest expense under salaries and benefits expense. The decrease in 2017 is related to a death claim, reducing the post-retirement liability.  The increase in 2016 is due to updated life expectancy assumptions for the actuarial calculations.

Stock-Based Compensation

At December 31, 2017, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $102,000, $88,000 and $85,000 for the years ended December 31, 2017, 2016 and 2015, respectively. There was no tax benefit recognized related to this compensation for the years ended December 31, 2017, 2016 and 2015.

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

Year ended December 31,	2017	2016	2015
Risk free interest rate	1.48%	1.14%	1.06%
Dividend yield	3.19%	3.78%	3.86%
Volatility	17.9%	22.6%	26.7%
Expected life (years)	4.2	4.2	5.0

The weighted average fair value per share of options granted during 2017, 2016 and 2015 was $3.88, $3.79 and $4.38, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2017. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2017, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey.  Tax years from 2014 to date remain subject to examination by the tax authorities.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to help improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as insurance commission fees, service charges, payment processing fees, trust services fees, and brokerage services fees. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations. The guidance is effective for the QNB’s financial statements beginning January 1, 2018.  The Company is expected to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.  QNB expects that the adoption of ASU 2014-09 will not have a material impact on the consolidated financial statements or on the Company’s internal controls over financial reporting.

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

This ASU is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. If QNB had adopted this guidance for the year ended December 31, 2017 it would have resulted in an increase in net income of $645,000. There would have been no impact on shareholder’s equity as the equity securities held by QNB are already recorded at fair value through accumulated other comprehensive income (loss); however, QNB will reclass a net loss of $254,000 from accumulated other comprehensive loss to retained earnings on January 1, 2018.  Based on an evaluation of our deferred tax asset and considering the effect of the new guidance, management believes that deferred tax assets related to AFS debt securities are realizable and no valuation allowance would be required.  Management believes the potential effect of using exit versus entry price is most relevant for fair value disclosures of loans, which considers the impact of credit risk on fair value.  The Company expects to use the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard on accounting for leases introduces a lessee model that brings most leases on the balance sheet but recognizes expenses in the income statement similar to how items are recorded today. The new standard eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The ASU also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  All entities will classify leases to determine how to recognize the related revenue and expense and this classification will affect amounts that lessors record on the balance sheet. The new guidance will be effective for public companies for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. QNB is required to use a modified retrospective approach for leases that exist at or are initiated on or after January 1, 2019.   Full retrospective application is prohibited.  Under the modified retrospective approach, QNB will apply the new standards to all new contracts initiated on or after the effective date; and, for contracts which have remaining obligations as of the effective date, an adjustment to the opening balance of QNB’s retained earnings account will be recorded.  QNB will need to determine, retrospectively, the adjustment to the 2017 and 2018 financial statements to reflect the application of the new guidance.  QNB evaluated the provisions of ASU 2016-02, but expects to report increased assets and liabilities as a result of reporting additional leases as a right-of-use asset and lease liabilities with a minimal adjustment to shareholders equity on the Company's consolidated statement of financial condition.  QNB anticipates an increase to cash provided by operating activities and an offsetting increase to cash used by financing activities.  The evaluation of the ASU 2016-02 impact will be adjusted based on new leases, termination and modifications to existing leases, and finalization of key assumptions, such as discount rate.  QNB does not expect the adoption of ASU 2016-02 to have a material impact on the consolidated financial statements.

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

On February 2, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 202).  The amendments in this ASU affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act; eliminates the stranded tax effects resulting from the 2017 Tax Reform Act. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued.  The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Reform Act is recognized.  The effect of adoption at QNB would result in a reclassification of $805,000 from accumulated other comprehensive loss to retained earnings in the consolidated statement of shareholders’ equity.  The Company expects to adopt the provisions of ASU 2018-02 in the first quarter of 2018.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2017	2016	2015
Numerator for basic and diluted earnings per share - net income	$8,289	$8,924	$8,233
Denominator for basic earnings per share - weighted average shares outstanding	3,428,970	3,386,766	3,337,505
Effect of dilutive securities - employee stock options	16,841	9,073	13,034
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,445,811	3,395,839	3,350,539
Earnings per share - basic	$2.42	$2.64	$2.47
Earnings per share - diluted	$2.41	$2.63	$2.46

There were 25,000, 23,500, and 21,000 stock options that were anti-dilutive as of December 31, 2017, 2016, and 2015 respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were no shares repurchased during the years ended December 31, 2017 or 2016. As of December 31, 2017 and 2016, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2017 and 2016 QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

Note 4 - Investment Securities

Trading

QNB engaged in trading activities for its own account, comprised of municipal securities that were held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in net gain on trading activities in non-interest income. Interest and dividends are included in interest income.  During the second quarter 2017, QNB Bank redeemed the trading securities portfolio, as lack of volatility and the interest rate environment resulted in declining performance of the portfolio.  There were net realized gains of $27,000, and net unrealized losses of $40,000   for the years ended December 31, 2017 and 2016, respectively. Unrealized gains on trading activity related to trading securities held at December 31, 2016 totaled $69,000.

Trading securities, at fair value, at December 31, 2017 and 2016 were as follows:

Fair Value
Year ended December 31,	2017	2016
State and municipal securities	$—	$3,596

Available-For-Sale

The amortized cost and fair values of investment securities available-for-sale at December 31, 2017 and 2016 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2017	value	gains	losses	cost
U.S. Government agency	$70,524	$—	$(1,948)	$72,472
State and municipal	76,804	717	(113)	76,200
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	142,703	195	(2,401)	144,909
Collateralized mortgage obligations (CMOs)	76,302	29	(2,292)	78,565
Pooled trust preferred	215	—	(26)	241
Corporate debt	8,022	6	(37)	8,053
Equity	4,975	28	(349)	5,296
Total investment securities available-for-sale	$379,545	$975	$(7,166)	$385,736

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2016	value	gains	losses	cost
U.S. Government agency	$76,650	$36	$(2,118)	$78,732
State and municipal	72,295	614	(398)	72,079
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	145,301	561	(2,241)	146,981
Collateralized mortgage obligations (CMOs)	77,415	109	(1,846)	79,152
Pooled trust preferred	2,281	263	(891)	2,909
Corporate debt	8,030	16	(57)	8,071
Equity	8,503	587	(328)	8,244
Total investment securities available-for-sale	$390,475	$2,186	$(7,879)	$396,168

The amortized cost and fair value of securities available-for-sale by contractual maturity at December 31, 2017 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2017	Fair value	cost
Due in one year or less	$9,925	$9,924
Due after one year through five years	206,877	210,575
Due after five years through ten years	133,454	135,725
Due after ten years	24,314	24,216
Equity securities	4,975	5,296
Total investment securities available-for-sale	$379,545	$385,736

Proceeds from sales of investment securities available-for-sale were $42,509,000, $32,573,000 and $47,960,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and  losses recognized for the other-than-temporary impairment (OTTI) of these investments.

December 31,	2017
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$1,557	—	$(80)	$1,477
Debt securities	581	$(558)	—	23
Total	$2,138	$(558)	$(80)	$1,500

December 31,	2016
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$758	—	$(192)	$566
Debt securities	181	$(73)	—	108
Total	$939	$(73)	$(192)	$674

December 31,	2015
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$714	$(23)	$(55)	$636
Debt securities	229	(82)	—	147
Total	$943	$(105)	$(55)	$783

The tax expense applicable to the net realized gains were $510,000, $229,000 and $266,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

There were no other-than-temporary impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2017, 2016, or 2015.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2017, 2016, or 2015. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2017	2016	2015
Balance, beginning of year	$1,153	$1,153	$1,153
Reductions: sale, collateralized debt obligation	(1,152)	—	—
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Balance, end of year	$1	$1,153	$1,153

At December 31, 2017 and 2016, investment securities available-for-sale totaling $202,887,000 and $166,628,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Securities that have been in a continuous unrealized loss position are as follows:

December 31, 2017
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	53	$10,828	$(155)	$59,696	$(1,793)	$70,524	$(1,948)
State and municipal	37	10,577	(49)	4,446	(64)	15,023	(113)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	99	61,069	(705)	72,318	(1,696)	133,387	(2,401)
Collateralized mortgage obligations (CMOs)	70	21,660	(349)	52,833	(1,943)	74,493	(2,292)
Pooled trust preferred	1	—	—	215	(26)	215	(26)
Corporate debt	4	3,018	(20)	988	(17)	4,006	(37)
Equity	11	2,727	(277)	275	(72)	3,002	(349)
Total	275	$109,879	$(1,555)	$190,771	$(5,611)	$300,650	$(7,166)

December 31, 2016
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	55	$72,626	$(2,118)	$—	$—	$72,626	$(2,118)
State and municipal	70	29,280	(398)	—	—	29,280	(398)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	88	123,087	(2,241)	—	—	123,087	(2,241)
Collateralized mortgage obligations (CMOs)	68	56,853	(1,269)	15,426	(577)	72,279	(1,846)
Pooled trust preferred	5	—	—	1,952	(891)	1,952	(891)
Corporate debt	4	4,002	(57)	—	—	4,002	(57)
Equity	16	2,985	(268)	888	(60)	3,873	(328)
Total	306	$288,833	$(6,351)	$18,266	$(1,528)	$307,099	$(7,879)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2017 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment as well as the individual issuer’s financial condition, industry, geographic and legal environment. Based on that evaluation the Company recorded impairment charges of $80,000 to non-interest income for equity holdings during 2017. QNB has the ability and intent to hold the remaining securities in an unrealized loss position at December 31, 2017 until recovery and does not consider the remaining equity securities to be other-than-temporarily impaired.

QNB holds one trust preferred security, PreTSL IV.  In 2017, PreTSL IV was reclassified from impaired to a performing asset:  all capitalized interest has been repaid, no cashflows are being diverted to any senior tranche, and the bond has excess subordination, which represents cushion to absorb future defaults or deferrals. This  security has been in an unrealized loss position for more than twelve months. The pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred security (PreTSLs) as of December 31, 2017:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2017)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$241	$215	$(26)	$(1)	$(1)	Ba1/BB	5	—	18.0%	143.0%

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with $2,235,000 carrying value, recording a loss on sale of $15,000, included in non-interest income in the consolidated statement of income.  Several years ago, QNB had recorded $1,152,000 in OTTI for four of these five these bonds, and subsequently applied any cashflow received to the balance of these non-performing, nonaccrual assets. Improvement in market prices for these securities during the second quarter 2017 reduced realized losses, and the reduction of approximately $19,000,000 in risk-based assets required for the bonds drove the decision to redeem these debt securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments, a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the quarter and twelve months ended December 31, 2017 and 2016, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations.

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

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2017	2016
Commercial:
Commercial and industrial	$147,190	$110,233
Construction	51,157	39,268
Secured by commercial real estate	286,867	255,188
Secured by residential real estate	71,703	68,731
State and political subdivisions	38,087	35,260
Retail:
1-4 family residential mortgages	55,818	47,124
Home equity loans and lines	75,576	71,525
Consumer	6,680	5,670
Total loans	733,078	632,999
Net unearned costs	205	80
Loans receivable	$733,283	$633,079

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2017 and 2016, overdrafts were $126,000 and $171,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2017, there were no concentrations of loans exceeding 10% of total loans.

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

In October 2016, the Company sold its interest in third-party originated lease financing receivables, recording a loss on sale of $223,000, which was essentially offset by a $220,000 reversal of the allowance for loan losses associated with this sold portfolio.  The lease financing receivables comprised loans to small businesses collateralized by equipment to borrowers within Pennsylvania and in states contiguous to Pennsylvania.  QNB was not the lessor and did not service these loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2017 and 2016:

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$139,820	$863	$6,507	$—	$147,190
Construction	51,156	—	1	—	51,157
Secured by commercial real estate	268,069	10,569	8,229	—	286,867
Secured by residential real estate	69,571	222	1,910	—	71,703
State and political subdivisions	38,087	—	—	—	38,087
Total	$566,703	$11,654	$16,647	$—	$595,004

December 31, 2016	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$102,396	$686	$7,151	$—	$110,233
Construction	39,259	—	9	—	39,268
Secured by commercial real estate	238,290	5,185	11,713	—	255,188
Secured by residential real estate	65,169	231	3,331	—	68,731
State and political subdivisions	35,260	—	—	—	35,260
Total	$480,374	$6,102	$22,204	$—	$508,680

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2017 and 2016:

December 31, 2017	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$54,936	$882	$55,818
Home equity loans and lines	75,433	143	75,576
Consumer	6,595	85	6,680
Total	$136,964	$1,110	$138,074

December 31, 2016	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$46,858	$266	$47,124
Home equity loans and lines	71,436	89	71,525
Consumer	5,577	93	5,670
Total	$123,871	$448	$124,319

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2017 and 2016:

December 31, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$25	$429	$57	$511	$146,679	$147,190
Construction	—	—	—	—	51,157	51,157
Secured by commercial real estate	899	—	730	1,629	285,238	286,867
Secured by residential real estate	24	—	210	234	71,469	71,703
State and political subdivisions	—	—	—	—	38,087	38,087
Retail:
1-4 family residential mortgages	744	152	504	1,400	54,418	55,818
Home equity loans and lines	251	44	119	414	75,162	75,576
Consumer	23	8	—	31	6,649	6,680
Total	$1,966	$633	$1,620	$4,219	$728,859	$733,078

December 31, 2016	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$463	—	—	$463	$109,770	$110,233
Construction	214	—	—	214	39,054	39,268
Secured by commercial real estate	64	$395	$1,596	2,055	253,133	255,188
Secured by residential real estate	—	—	285	285	68,446	68,731
State and political subdivisions	—	—	—	—	35,260	35,260
Retail:
1-4 family residential mortgages	1,459	323	—	1,782	45,342	47,124
Home equity loans and lines	107	15	—	122	71,403	71,525
Consumer	14	2	—	16	5,654	5,670
Total	$2,321	$735	$1,881	$4,937	$628,062	$632,999

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2017 and 2016:

December 31, 2017	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,367
Construction	—	—
Secured by commercial real estate	—	1,987
Secured by residential real estate	—	1,458
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	882
Home equity loans and lines	—	142
Consumer	—	85
Total	$—	$7,921

December 31, 2016	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,798
Construction	—	—
Secured by commercial real estate	—	3,007
Secured by residential real estate	—	1,866
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	266
Home equity loans and lines	—	89
Consumer	—	93
Total	$—	$10,119

Activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 are as follows:

Year ended December 31, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,459	$2,178	$(960)	$34	$2,711
Construction	449	114	—	—	563
Secured by commercial real estate	2,646	(244)	—	8	2,410
Secured by residential real estate	1,760	(959)	(23)	38	816
State and political subdivisions	123	(9)	—	—	114
Retail:
1-4 family residential mortgages	366	78	—	—	444
Home equity loans and lines	353	(6)	—	10	357
Consumer	76	41	(92)	32	57
Unallocated	162	207	N/A	N/A	369
Total	$7,394	$1,400	$(1,075)	$122	$7,841

Year ended December 31, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$41	$(140)	$37	$1,459
Construction	286	163	—	—	449
Secured by commercial real estate	2,411	227	—	8	2,646
Secured by residential real estate	1,812	(44)	(120)	112	1,760
State and political subdivisions	222	(99)	—	—	123
Indirect lease financing	164	(121)	(52)	9	—
Retail:
1-4 family residential mortgages	350	16	—	—	366
Home equity loans and lines	428	(91)	—	16	353
Consumer	76	60	(92)	32	76
Unallocated	284	(122)	N/A	N/A	162
Total	$7,554	$30	$(404)	$214	$7,394

Year ended December 31, 2015	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,892	$(353)	$(56)	$38	$1,521
Construction	297	(11)	—	—	286
Secured by commercial real estate	2,700	(214)	(84)	9	2,411
Secured by residential real estate	1,630	687	(531)	26	1,812
State and political subdivisions	221	1	—	—	222
Indirect lease financing	93	76	(21)	16	164
Retail:
1-4 family residential mortgages	312	38	—	—	350
Home equity loans and lines	453	(47)	—	22	428
Consumer	85	57	(95)	29	76
Unallocated	318	(34)	N/A	N/A	284
Total	$8,001	$200	$(787)	$140	$7,554

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,321,000 and $1,819,000 as of December 31, 2017 and 2016, respectively. Non-performing TDRs totaled $2,994,000 and $3,555,000 as of December 31, 2017 and 2016, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $3,000, $0 and $5,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

December 31,	2017		2016
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance
TDRs with no specific allowance recorded	$3,448	—	$3,992	—
TDRs with an allowance recorded	867	$235	1,382	$761
Total	$4,315	$235	$5,374	$761

There were no newly identified TDRs during the year ended December 31, 2017.  As of December 31, 2017 and 2016, QNB had commitments of $0 and $30,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

The following table presents loans, by loan class, modified as TDRs during the years ended December 31, 2017 and 2016. The pre-modification outstanding recorded investment disclosed represents the carrying amounts immediately prior to the modification of the loan. The post-modification outstanding recorded investment is net of loan repayments.

Year ended December 31,	2017			2016
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	—	$—	$—	7	$1,099	$1,020
Secured by commercial real estate	—	—	—	2	1,296	1,251
Secured by residential real estate	—	—	—	5	1,156	1,126
Retail:
1-4 family residential mortgages	—	—	—	1	193	193
Consumer	—	—	—	1	96	93
Total	—	$—	$—	16	$3,840	$3,683

The following table presents loans modified as TDRs, included above, within the previous 12 months from December 31, 2017 and 2016, for which there was a payment default, past due 60 days or more, during the respective year end.

Year ended December 31,	2017		2016
TDRs Subsequently Defaulted	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial:
Secured by residential real estate	—	$—	1	$111

The company had three mortgages secured by residential real estate with a recorded investment of $421,000 for which foreclosure proceedings were in process as of December 31, 2017. There were no mortgage loans secured by residential real estate for which foreclosure proceedings were in process at December 31, 2016.

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2017	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,711	$1,260	$1,451	$147,190	$6,498	$140,692
Construction	563	—	563	51,157	1	51,156
Secured by commercial real estate	2,410	—	2,410	286,867	3,874	282,993
Secured by residential real estate	816	84	732	71,703	1,744	69,959
State and political subdivisions	114	—	114	38,087	—	38,087
Retail:
1-4 family residential mortgages	444	8	436	55,818	1,218	54,600
Home equity loans and lines	357	40	317	75,576	164	75,412
Consumer	57	—	57	6,680	85	6,595
Unallocated	369	N/A	N/A	N/A	N/A	N/A
Total	$7,841	$1,392	$6,080	$733,078	$13,584	$719,494

	Allowance for Loan Losses			Loans Receivable
December 31, 2016	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,459	$696	$763	$110,233	$5,134	$105,099
Construction	449	—	449	39,268	224	39,044
Secured by commercial real estate	2,646	—	2,646	255,188	6,383	248,805
Secured by residential real estate	1,760	494	1,266	68,731	2,313	66,418
State and political subdivisions	123	—	123	35,260	—	35,260
Retail:
1-4 family residential mortgages	366	8	358	47,124	748	46,376
Home equity loans and lines	353	—	353	71,525	111	71,414
Consumer	76	—	76	5,670	93	5,577
Unallocated	162	N/A	N/A	N/A	N/A	N/A
Total	$7,394	$1,198	$6,034	$632,999	$15,006	$617,993

The following table summarizes additional information regarding impaired loans by loan portfolio class as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$5,070	$5,461	$—	$2,482	$2,862	$—
Construction	1	1	—	224	234	—
Secured by commercial real estate	3,874	4,464	—	6,383	6,367	—
Secured by residential real estate	914	1,239	—	1,046	1,438	—
Retail:
1-4 family residential mortgages	1,057	1,108	—	570	589	—
Home equity loans and lines	124	168	—	111	174	—
Consumer	85	90	—	93	95	—
Total	$11,125	$12,531	$—	$10,909	$11,759	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$1,428	$2,593	$1,260	$2,652	$2,812	$696
Construction	—	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—	—
Secured by residential real estate	830	879	84	1,267	1,435	494
Retail:
1-4 family residential mortgages	161	163	8	178	193	8
Home equity loans and lines	40	41	40	—	—	—
Consumer	—	—	—	—	—	—
Total	$2,459	$3,676	$1,392	$4,097	$4,440	$1,198

Total:
Commercial:
Commercial and industrial	$6,498	$8,054	$1,260	$5,134	$5,674	$696
Construction	1	1	—	224	234	—
Secured by commercial real estate	3,874	4,464	—	6,383	6,367	—
Secured by residential real estate	1,744	2,118	84	2,313	2,873	494
Retail:
1-4 family residential mortgages	1,218	1,271	8	748	782	8
Home equity loans and lines	164	209	40	111	174	—
Consumer	85	90	—	93	95	—
Total	$13,584	$16,207	$1,392	$15,006	$16,199	$1,198

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31,	2017		2016		2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$5,301	$14	$4,200	$58	$6,108	$169
Construction	51	2	370	18	396	20
Secured by commercial real estate	5,744	145	6,129	131	7,370	149
Secured by residential real estate	2,252	23	1,960	15	1,544	—
Indirect lease financing	—	—	88	—	43	1
Retail:
1-4 family residential mortgages	1,155	13	583	10	448	6
Home equity loans and lines	138	1	129	1	135	1
Consumer	97	—	29	—	2	—
Total	$14,738	$198	$13,488	$233	$16,046	$346

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2017	2016
Land and buildings	$11,464	$11,405
Furniture and equipment	13,599	13,098
Leasehold improvements	2,328	2,324
Book value	27,391	26,827
Accumulated depreciation and amortization	(18,896)	(18,144)
Net book value	$8,495	$8,683

Depreciation and amortization expense on premises and equipment amounted to $821,000, $891,000, and $1,024,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $77,170,000 and $78,380,000 at December 31, 2017 and 2016, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2017	2016	2015
Balance at beginning of year	$498	$504	$504
Mortgage servicing rights capitalized	67	69	79
Mortgage servicing rights amortized	(83)	(79)	(87)
Fair market value adjustments	1	4	8
Balance at end of year	$483	$498	$504

The balance of these mortgage servicing rights are included in other assets at December 31, 2017 and 2016 and the fair value of these rights was $585,000 and $579,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 13% to 15 % for 2017 and 14% to 16% for 2016.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2018	$80
2019	69
2020	58
2021	50
2022	42

On November 26, 2014, QNB transferred its former internet domain name to a third party and recorded a gain of $1,000,000, as disclosed in a Form 8-K filing dated December 2, 2014. As a result of the purchase of an additional domain name, QNB recorded the purchase price of $8,000 as an intangible asset in other assets in 2014. This asset has no amortization expense as it has an indefinite life.

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $225,182,000 and $225,582,000 at December 31, 2017 and 2016, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2017 and 2016 were $42,362,000 and $34,446,000, respectively.

At December 31, 2017, the scheduled maturities of time deposits were as follows:

2018	$96,190
2019	30,910
2020	33,741
2021	46,109
2022	18,232
Thereafter	—
Total time deposits	$225,182

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2017
Balance	$41,845	$13,911
Maximum indebtedness at any month end	43,834	33,773
Daily average indebtedness outstanding	39,301	9,371
Average rate paid for the year	0.38%	1.09%
Average rate on period-end borrowings	0.40	1.20

2016
Balance	$45,339	$7,321
Maximum indebtedness at any month end	45,339	7,321
Daily average indebtedness outstanding	38,835	1,365
Average rate paid for the year	0.37%	0.66%
Average rate on period-end borrowings	0.38	0.77

(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $53,112,000 and $52,920,000 and a fair value of $51,823,000 and $52,314,000 and at December 31, 2017 and 2016, respectively. These securities are held in safekeeping at the Federal Reserve Bank of Philadelphia.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has four unsecured Federal funds lines granted by correspondent banks totaling $46,000,000. Federal funds purchased under these lines were $0 at both December 31, 2017 and 2016.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within restricted investment in bank stock on the consolidated balance sheets. QNB’s FHLB stock is $1,489,000 and $1,005,000 at December 31, 2017 and 2016, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $285,370,000. At December 31, 2017 QNB had $13,911,000 in borrowings outstanding with the FHLB reported in Note 9 as other short-term borrowings and a letter of credit issued of $350,000. QNB had $7,321,000 borrowings outstanding with the FHLB at December 31, 2016.

Note 11 - Income Taxes

The Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was enacted on December 22, 2017.  The 2017 Tax Reform Act reduced the U.S. federal corporate tax rate for QNB from 34% to 21%.  At December 31, 2017, we have completed our accounting for the tax effects relating to the re-measurement of the Company’s deferred tax assets and liabilities as a result of enactment of the Act.

As presented below, we have made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017.  We re-measured all of our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. We recognized $2,054,000 in our tax provision for the year ended December 31, 2017 related to the adjustment of deferred tax balances to reflect the new corporate tax rate.

Deferred tax asset/liability (DTA/DTL) related to available for sale (AFS) securities gains/(losses) that were revalued as of December 31, 2017 created a “stranded tax effect” in Accumulated Other Comprehensive Income (AOCI) due enactment of the 2017 Tax Reform Act.  The issue arose due to the nature of GAAP recognition of tax rate change effects on the AFS DTA/DTL revaluation as an adjustment to income tax provision.  In February 2018, FASB issued ASU 2018-02, as discussed in Note 1.  When adopted, the provisions of the ASU 2018-02 will permit retrospective recording of a one-time reclassification of $805,000 from AOCI to retained earnings for stranded tax effects resulting from the newly enacted corporate tax rate.  The amount of the reclassification represents the difference between the 34% historical corporate tax rate and the newly enacted 21% corporate tax rate.  The Company expects to adopt the provisions of ASU 2018-02 in the first quarter of 2018.

The components of the provision for income taxes are as follows:

Year ended December 31,	2017	2016	2015
Current Federal income taxes	$3,454	$3,137	$2,519
Current state income taxes	124	62	51
Deferred Federal income taxes (benefits)	268	(145)	—
Net provision prior to tax reform adjustment	3,846	3,054	2,570
DTA writeoff for change in tax rate under 2017 Tax Reform	2,054	—	—
Net provision	$5,900	$3,054	$2,570

At December 31, 2017 and 2016, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2017	2016
Deferred tax assets
Allowance for loan losses	$1,647	$2,514
Net unrealized holding losses on investment securities available-for-sale	1,255	1,852
Impaired securities	—	448
Non-credit OTTI on investment securities available -for-sale	45	84
Non-accrual interest income	324	545
Deferred rent	55	80
Deferred revenue	80	131
Incurred but not reported (IBNR) medical expense	18	42
Depreciation	—	68
Bonus	130	68
Other	16	27
Total deferred tax assets	3,570	5,859
Deferred tax liabilities
Depreciation	24	—
Mortgage servicing rights	101	169
Net unrealized holding gains on trading investment securities	21	34
Prepaid expenses	95	168
Other	10	15
Total deferred tax liabilities	251	386
Net deferred tax asset	$3,319	$5,473

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

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year ended December 31,	2017		2016		2015
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$4,825	34.0%	$4,073	34.0%	$3,673	34.0%
Tax-exempt interest and dividend income	(948)	(6.7)	(1,033)	(8.6)	(1,126)	(10.4)
Bank-owned life insurance	(100)	(0.7)	(105)	(0.9)	(104)	(1.0)
Life insurance proceeds	(18)	(0.1)	—	—	—	—
Stock-based compensation expense	19	0.1	30	0.3	29	0.3
State income tax	82	0.6	41	0.3	34	0.3
Other	(14)	(0.1)	48	0.4	64	0.6
Net provision prior to tax reform adjustment	3,846	27.1	3,054	25.5%	2,570	23.8
Deferred tax revaluation for change in tax rate - 2017 Tax Reform	2,054	14.5	—	—	—	—
Net Provision	$5,900	41.6%	$3,054	25.5%	$2,570	23.8%

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of approximately $259,000, $206,000 and $240,000 for the years ended December 31, 2017, 2016, and 2015, respectively, and a safe harbor contribution of approximately $478,000 for 2017, $445,000 for 2016, and $441,000 for 2015.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2016 Annual Meeting, shareholders approved the 2016 Employee Stock Purchase Plan (the 2016 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2017, 4,052 shares were issued under the 2016 Plan. The 2016 Plan expires May 31, 2021.  The 2011 Employee Stock Purchase Plan (the 2011 Plan), which was approved by shareholders at the 2011 Annual Meeting, expired May 31, 2016.   A total of 17,516 shares were issued under the 2011 plan.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2017	2016	2015
Shares	2,660	2,932	3,186
Price per share	$31.95 and $36.18	$26.73 and $28.35	$25.20 and $26.73

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

The 1998 Plan authorized the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2017, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and 0 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2017, there were 184,200 options granted, 65,350 options forfeited, 81,525 options exercised and 37,025 options outstanding under this Plan. The 2005 Plan expired March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 plan. There were 48,500 options granted and outstanding and no options forfeited or exercised under this Plan as of December 31, 2017.

As of December 31, 2017, there was approximately $88,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 26 months.

Stock option activity during 2017, 2016, and 2015 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	88,375	$23.27
Exercised	(13,750)	18.11
Forfeited	(12,750)	31.80
Granted	21,000	29.25
Outstanding at December 31, 2015	82,875	24.33
Exercised	(22,700)	20.90
Forfeited	(9,725)	25.60
Granted	23,500	30.40
Outstanding at December 31, 2016	73,950	27.14
Exercised	(13,125)	22.42
Forfeited	(300)	22.58
Granted	25,000	37.60
Outstanding at December 31, 2017	85,525	$30.94	2.66	$1,151
Exercisable at December 31, 2017	19,175	$24.48	0.72	$382

As of December 31, 2017, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	6,650	23.20	0.06	6,650	$23.20
	12,525	25.16	1.08	12,525	25.16
	17,850	29.25	2.08	—	—
	23,500	30.40	3.13	—	—
	25,000	37.60	4.13	—	—
Outstanding at December 31, 2017	85,525	$30.94	2.66	19,175	$24.48

The intrinsic value related to total stock options exercised during 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Intrinsic value of stock options exercised	$204	$234	$148

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

Balance, December 31, 2016	$7,847
New loans	11,623
Repayments	(6,633)
Balance, December 31, 2017	$12,837

The following table provides additional information regarding transactions with related parties.

December 31,	2017	2016
Commitments to extend credit	$3,149	$9,344
Letters of credit	1,000	1,000
Deposits received	9,550	10,181

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2017	2016
Commitments to extend credit and unused lines of credit	$313,541	$277,216
Standby letters of credit	15,211	16,490
Total financial instrument commitments	$328,752	$293,706

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit totaling $14,326,000 expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2017 and 2016 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2017 are as follows:

Minimum lease payments
2018	$576
2019	644
2020	512
2021	420
2022	265
Thereafter	5,596
Total	$8,013

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from one to ten years and certain leases allow for multiple extensions. With the exception of the renewals for a land lease related to a permanent branch site, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2017. Rent expense under leases, which includes common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2017, 2016 and 2015, was $645,000, $606,000 and $621,000, respectively.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2017, 2016 and 2015:

December 31,	2017	2016	2015
Unrealized net holding (losses) gains on available-for-sale securities	$(6,165)	$(5,446)	$(568)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(26)	(247)	(259)
Accumulated other comprehensive (loss) income	(6,191)	(5,693)	(827)
Tax effect*	1,300	1,936	281
Stranded tax effect	805	-	-
Accumulated other comprehensive income (loss), net of tax	$(4,086)	$(3,757)	$(546)

* At tax rates of 21% for 2017, 34% for 2016 and 34% for 2015

The stranded tax effect is related to the recognition of tax rate change effects on AFS DTA/DTL revaluation, resulting from the 2017 Tax Reform Act, as described in Note 11.  The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive income (loss)	2017	2016	2015	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$1,580	$866	$838	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(80)	(192)	(55)	Net other-than-temporary impairment losses on investment securities
Net gain on sale of investment securities	1,500	674	783
Tax effect*	(510)	(229)	(266)	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$990	$445	$517	Net of tax

*At rate of 34% for 2017, 2016 and 2015

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments

Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (fair values are not adjusted for transaction costs). ASC 820 also establishes a framework (fair value hierarchy) for measuring fair value under GAAP and expands disclosures about fair value measurements.

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	—	$70,524	—	$70,524
State and municipal securities	—	76,804	—	76,804
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	142,703	—	142,703
Collateralized mortgage obligations (CMOs)	—	76,302	—	76,302
Pooled trust preferred securities	—	—	$215	215
Corporate debt securities	—	8,022	—	8,022
Equity securities	$4,975	—	—	4,975
Total securities available-for-sale	$4,975	$374,355	$215	$379,545
Total recurring fair value measurements	$4,975	$374,355	$215	$379,545

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$1,067	$1,067
Mortgage servicing rights	—	—	34	34
Total nonrecurring fair value measurements	$—	$—	$1,101	$1,101

*	impairment

December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$—	$3,596	$—	$3,596

Securities available-for-sale
U.S. Government agency securities	—	$76,650	—	$76,650
State and municipal securities	—	72,295	—	72,295
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	145,301	—	145,301
Collateralized mortgage obligations (CMOs)	—	77,415	—	77,415
Pooled trust preferred securities	—	—	$2,281	2,281
Corporate debt securities	—	8,030	—	8,030
Equity securities	$8,503	—	—	8,503
Total securities available-for-sale	$8,503	$379,691	$2,281	$390,475
Total recurring fair value measurements	$8,503	$383,287	$2,281	$394,071

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$2,899	$2,899
Mortgage servicing rights	—	—	58	58
Total nonrecurring fair value measurements	$—	$—	$2,957	$2,957

*	impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2017	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$943	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -90%
				Liquidation expenses	(3)	-10%
Impaired loans	124	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25% to -50%
Mortgage servicing rights	34	Discounted cash flow		Remaining term		2 - 26 yrs
				Discount rate		13% to 15%

	Quantitative information about Level 3 fair value measurements
December 31, 2016	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$938	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	76	Used commercial vehicle and equipment guides		Guide value discounts	(4)	0% to -25%
Impaired loans	1,880	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -50%
Impaired loans	5	Agreement of sale	(6)
Mortgage servicing rights	58	Discounted cash flow		Remaining term		2 - 27 yrs
				Discount rate		14% to 16%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, then additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.
(6)	Fair value is determined by the net amount due.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2017	2016
Balance, beginning of year	$2,281	$2,653
Payments received	(55)	(381)
Sale of securities	(2,026)	—
Total gains or losses (realized/unrealized)
Included in earnings	(15)	—
Included in other comprehensive income	30	9
Transfers in and/or out of Level 3	—	—
Balance, end of year	$215	$2,281

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2017 and 2016. There were also no transfers in or out of level 3 for the same periods. There was $15,000 and $0  in losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2017 and 2016, respectively.

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. As discussed in Note 4, despite the fact that there were some trades during 2017, the market for these securities at December 31, 2017 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2017;
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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s five underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 6% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2017 and 2016:

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

Impaired Loans (generally carried at fair value):  Impaired loans are loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. None of the impaired loans at December 31, 2017 or 2016, respectively, that had specific reserves required were partially charged-off at year end.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2017	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,331	$16,331	$16,331	—	—
Investment securities:
Trading	—	—	—	—	—
Available-for-sale	379,545	379,545	4,975	$374,355	$215
Restricted investment in bank stocks	1,501	1,501	—	1,501	—
Net loans	725,442	727,341	—	—	727,341
Mortgage servicing rights	483	585	—	—	585
Accrued interest receivable	3,545	3,545	—	3,545	—

Financial liabilities
Deposits with no stated maturities	$768,766	$768,766	$768,766	—	$—
Deposits with stated maturities	225,182	223,325	—	$223,325	—
Short-term borrowings	55,756	55,756	55,756	—	—
Accrued interest payable	384	384	—	384	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

			Fair value measurements
December 31, 2016	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$10,721	$10,721	$10,721	—	—
Investment securities:
Trading	3,596	3,596	—	$3,596	—
Available-for-sale	390,475	390,475	8,503	379,691	$2,281
Restricted investment in bank stocks	1,017	1,017	—	1,017	—
Loans held-for-sale	789	789	—	789	—
Net loans	625,685	626,052	—	—	626,052
Mortgage servicing rights	498	579	—	—	579
Accrued interest receivable	3,128	3,128	—	3,128	—

Financial liabilities
Deposits with no stated maturities	$687,773	$687,773	$687,773	—	$—
Deposits with stated maturities	225,582	225,403	—	$225,403	—
Short-term borrowings	52,660	52,660	52,660	—	—
Accrued interest payable	335	335	—	335	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

Note 18 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2017	2016
Assets
Cash and cash equivalents	$4,667	$60
Investment securities available-for-sale	4,975	8,503
Investment in subsidiary	89,258	85,102
Other assets	74	3
Total assets	$98,974	$93,668

Liabilities
Other liabilities	$404	$101

Shareholders' equity	$98,570	$93,567
Total liabilities and shareholders' equity	$98,974	$93,668

Statements of Income
Year ended December 31,	2017	2016	2015
Dividends from subsidiary	$3,382	$3,093	$3,228
Interest, dividend and other income	183	171	180
Securities gains	1,477	566	636
Total income	5,042	3,830	4,044
Expenses	301	295	298
Income before applicable income taxes and equity in undistributed income of subsidiary	4,741	3,535	3,746
Provision for income taxes	554	159	163
Income before equity in undistributed income of subsidiary	4,187	3,376	3,583
Equity in undistributed income of subsidiary	4,102	5,548	4,650
Net income	$8,289	$8,924	$8,233

Statements of Comprehensive Income	(in thousands)
Year ended December 31,	2017			2016			2015
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$14,189	$5,900	$8,289	$11,978	$3,054	$8,924	$10,803	$2,570	$8,233
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	1,002	341	661	(4,192)	(1,426)	(2,766)	(1,419)	(483)	(936)
Reclassification adjustment for gains included in net income	(1,500)	(510)	(990)	(674)	(229)	(445)	(783)	(266)	(517)
Other comprehensive (loss) income	(498)	(169)	(329)	(4,866)	(1,655)	(3,211)	(2,202)	(749)	(1,453)
Total comprehensive income	$13,691	$5,731	$7,960	$7,112	$1,399	$5,713	$8,601	$1,821	$6,780

Statements of Cash Flows
Year ended December 31,	2017	2016	2015
Operating Activities
Net income	$8,289	$8,924	$8,233
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(4,102)	(5,548)	(4,650)
Net securities gains	(1,477)	(566)	(636)
Stock-based compensation expense	102	88	85
(Decrease) increase in other liabilities	335	(67)	(87)
Decrease (increase) in other assets	(3)	3	(2)
Deferred income tax provision	98	14	13
Net cash provided by operating activities	3,242	2,848	2,956
Investing activities
Purchase of investment securities	(9,998)	(7,327)	(3,862)
Proceeds from sale of investment securities	14,422	7,137	3,713
Net cash used by investing activities	4,424	(190)	(149)
Financing activities
Cash dividend paid	(3,731)	(3,556)	(3,445)
Proceeds from issuance of common stock	672	862	648
Tax benefit from exercise of stock options	-	17	21
Net cash used by financing activities	(3,059)	(2,677)	(2,776)
(Decrease) increase in cash and cash equivalents	4,607	(19)	31
Cash and cash equivalents at beginning of year	60	79	48
Cash and cash equivalents at end of year	$4,667	$60	$79

Note 19 - Regulatory Restrictions

Dividends payable by the Company and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under Pennsylvania and Federal banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2017, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$110,352	12.52%	$70,520	8.00%	$88,150	10.00%
Bank	101,040	11.67	69,277	8.00	86,596	10.00

Tier I capital (to risk-weighted assets):
Consolidated	102,438	11.62	52,890	6.00	52,890	6.00
Bank	93,126	10.75	51,957	6.00	69,277	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	102,438	11.62	39,668	4.50	N/A	N/A
Bank	93,126	10.75	38,968	4.50	56,287	6.50

Tier I capital (to average assets):
Consolidated	102,438	8.88	46,149	4.00	N/A	N/A
Bank	93,126	8.14	45,761	4.00	57,201	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$104,820	12.75%	$65,777	8.00%	$82,221	10.00%
Bank	96,478	12.10	63,792	8.00	79,740	10.00

Tier I capital (to risk-weighted assets):
Consolidated	97,320	11.84	49,333	6.00	49,333	6.00
Bank	89,025	11.16	47,844	6.00	63,792	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	97,320	11.84	36,999	4.50	N/A	N/A
Bank	89,025	11.16	35,883	4.50	51,831	6.50

Tier I capital (to average assets):
Consolidated	97,320	9.16	42,479	4.00	N/A	N/A
Bank	89,025	8.45	42,144	4.00	52,680	5.00

Note 20 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2017 and 2016 are in the following table:

	Quarters Ended 2017				Quarters Ended 2016
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$9,136	$9,192	$9,830	$9,944	$8,280	$8,184	$8,287	$8,486
Interest expense	1,256	1,334	1,515	1,575	1,159	1,165	1,202	1,207
Net interest income	7,880	7,858	8,315	8,369	7,121	7,019	7,085	7,279
Provision for (credit to) loan losses	300	300	100	700	125	—	—	(95)
Non-interest income	1,990	1,615	1,470	1,812	1,576	1,374	1,644	1,073
Non-interest expense	5,588	5,942	6,191	5,999	5,519	5,593	5,616	5,435
Income before income taxes	3,982	3,231	3,494	3,482	3,053	2,800	3,113	3,012
Provision for income taxes	1,122	845	940	2,993	788	702	821	743
Net Income	$2,860	$2,386	$2,554	$489	$2,265	$2,098	$2,292	$2,269
Earnings Per Share - basic *	$0.84	$0.70	$0.74	$0.14	$0.67	$0.62	$0.68	$0.67
Earnings Per Share - diluted *	$0.83	$0.69	$0.74	$0.14	$0.67	$0.62	$0.67	$0.66
*	Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

c)	Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2017 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders under the captions:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders under the captions:

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2017. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
2005 Stock option plan	37,025	$26.78	—
2015 Stock option plan	48,500	34.11	251,500
2016 Employee stock purchase plan	—	—	25,948
Equity compensation plans not approved by QNB shareholders
None	—	—	—
Total	85,525	$30.94	277,448

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders under the captions:

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders under the captions:

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders under the captions:

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

10.4-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.5-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.6-

Change of Control Agreement between Registrant and Dale A. Westwood (fka Wentz). (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.7-

Change of Control Agreement between Registrant and Janice McCracken Erkes. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 8, 2014)

10.8-

Change of Control Agreement between Registrant and Christopher T. Cattie. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 14, 2016)

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
March 16, 2018
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Dennis Helf	Director, Chairman	March 16, 2018
Dennis Helf

/s/ David W. Freeman	Chief Executive Officer,	March 16, 2018
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 16, 2018
Autumn R. Bayles

/s/ Thomas J. Bisko	Director	March 16, 2018
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 16, 2018
Kenneth F. Brown, Jr.

/s/ Jennifer L. Mann	Director	March 16, 2018
Jennifer L. Mann

/s/ Anna Mae Papso	Director	March 16, 2018
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 16, 2018
Gary S. Parzych

/s/ W. Randall Stauffer	Director	March 16, 2018
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 16, 2018
Scott R. Stevenson

/s/ Janice McCracken Erkes	Chief Financial Officer	March 16, 2018
Janice McCracken Erkes	(Principal Financial Officer)

/s/ Mary E. Liddle	Chief Accounting Officer	March 16, 2018
Mary E. Liddle	(Principal Accounting Officer)