Form 10-Q
period 2018-03-31
QNB CORP
filed 2018-05-09
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, par value $0.625	3,459,822

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2018

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$10,644	$10,793
Interest-bearing deposits in banks	19,226	5,538
Total cash and cash equivalents	29,870	16,331

Investment debt securities
Available-for-sale (amortized cost $368,435 and $380,440)	357,519	374,570
Investment equity securities (cost of $10,095 and $5,296)	9,527	4,975
Restricted investment in stocks	1,466	1,501
Loans held-for-sale	272	—
Loans receivable	750,187	733,283
Allowance for loan losses	(8,037)	(7,841)
Net loans	742,150	725,442
Bank-owned life insurance	10,963	10,894
Premises and equipment, net	8,711	8,495
Accrued interest receivable	3,697	3,545
Net deferred tax assets	4,411	3,319
Other assets	3,582	3,265
Total assets	$1,172,168	$1,152,337

Liabilities
Deposits
Demand, non-interest bearing	$135,040	$129,212
Interest-bearing demand	287,849	297,470
Money market	80,966	84,562
Savings	270,263	257,522
Time	122,887	124,485
Time of $100 or more	109,364	100,697
Total deposits	1,006,369	993,948
Short-term borrowings	64,879	55,756
Accrued interest payable	415	384
Other liabilities	4,001	3,679
Total liabilities	1,075,664	1,053,767

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,618,585 shares and 3,612,677
shares issued; 3,454,016 and 3,448,108 shares outstanding	2,262	2,258
Surplus	18,778	18,691
Retained earnings	86,564	84,183
Accumulated other comprehensive loss, net of tax	(8,624)	(4,086)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	96,504	98,570
Total liabilities and shareholders' equity	$1,172,168	$1,152,337

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data) (unaudited)
Three months ended March 31,	2018	2017
Interest income
Interest and fees on loans	$8,427	$7,072
Interest and dividends on investment securities (AFS & Equity):
Taxable	1,576	1,563
Tax-exempt	483	465
Interest on trading securities	—	29
Interest on interest-bearing balances and other interest income	23	7
Total interest income	10,509	9,136

Interest expense
Interest on deposits
Interest-bearing demand	374	174
Money market	58	52
Savings	330	259
Time	378	368
Time of $100 or more	399	323
Interest on short-term borrowings	179	80
Total interest expense	1,718	1,256
Net interest income	8,791	7,880
Provision for loan losses	188	300
Net interest income after provision for loan losses	8,603	7,580

Non-interest income
Net gain on sales of investment debt and equity securities	85	749
Unrealized loss on investment equity securities	(246)	—
Net gain on trading activities	—	17
Fees for services to customers	421	392
ATM and debit card	430	417
Retail brokerage and advisory	103	103
Bank-owned life insurance	68	71
Merchant	74	80
Net gain on sale of loans	7	50
Other	125	111
Total non-interest income	1,067	1,990

Non-interest expense
Salaries and employee benefits	3,345	3,086
Net occupancy	471	451
Furniture and equipment	487	429
Marketing	310	229
Third party services	410	394
Telephone, postage and supplies	181	200
State taxes	170	193
FDIC insurance premiums	175	141
Other	629	465
Total non-interest expense	6,178	5,588
Income before income taxes	3,492	3,982
Provision for income taxes	557	1,122
Net income	$2,935	$2,860
Earnings per share - basic	$0.85	$0.84
Earnings per share - diluted	$0.85	$0.83
Cash dividends per share	$0.32	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2018			2017
Three months ended March 31,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,492	$557	$2,935	$3,982	$1,122	$2,860
Other comprehensive (loss) income:
Net unrealized holding (loss) gains on securities:
Unrealized holding (losses) gains arising during the period	(5,048)	(1,060)	(3,988)	1,249	425	824
Reclassification adjustment for losses (gains) included in net income	1	—	1	(749)	(254)	(495)
Other comprehensive (loss) income	(5,047)	(1,060)	(3,987)	500	171	329
Total comprehensive (loss) income	$(1,555)	$(503)	$(1,052)	$4,482	$1,293	$3,189

Tax rate of 21% for 2018 and 34% for 2017

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three months ended March 31, 2018 and 2017

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570
Net income		—	—	2,935	—	—	2,935
Other comprehensive loss, net of tax		—	—	—	(3,987)	—	(3,987)
Cash dividends declared ($0.32 per share)		—	—	(1,105)	—	—	(1,105)
Equity securities fair value reclassification (1)				(254)	254		—
ASU 2018-02 stranded tax reclassification (2)				805	(805)		—
Stock issued for options exercised	5,908	4	65	—	—	—	69
Stock-based compensation expense		—	22	—	—	—	22
Balance, March 31, 2018	3,454,016	$2,262	$18,778	$86,564	$(8,624)	$(2,476)	$96,504
(1) Refer to Note 2, ASU 2016-01
(2) Refer to Note 2, ASU 2018-02

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567
Net income		—	—	2,860	—	—	2,860
Other comprehensive income, net of tax		—	—	—	329	—	329
Cash dividends declared ($0.31 per share)		—	—	(1,059)	—	—	(1,059)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,656	4	238	—	—	—	242
Stock issued for options exercised	6,399	4	82	—	—	—	86
Stock-based compensation expense		—	18	—	—	—	18
Balance, March 31, 2017	3,424,756	$2,243	$17,756	$81,948	$(3,428)	$(2,476)	$96,043

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Three months ended March 31,	2018	2017
Operating Activities
Net income	$2,935	$2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	202
Provision for loan losses	188	300
Net gain on sales of debt and equity securities	(85)	(749)
Net unrealized loss on equity securities	246	—
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(1)
Net gain on sale of loans	(7)	(50)
Proceeds from sales of residential mortgages held-for-sale	605	2,023
Origination of residential mortgages held-for-sale	(870)	(2,087)
Income on bank-owned life insurance	(68)	(71)
Stock-based compensation expense	22	18
Net decrease in trading securities	—	1,238
Deferred income tax provision	(32)	(67)
Net increase in income taxes payable	583	1,139
Net (increase) decrease in accrued interest receivable	(152)	354
Amortization of mortgage servicing rights and change in valuation allowance	14	20
Net amortization of premiums and discounts on investment securities	386	414
Net increase (decrease) in accrued interest payable	31	(32)
Increase in other assets	(520)	(817)
Decrease in other liabilities	(73)	(12)
Net cash provided by operating activities	3,399	4,682
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	11,629	14,116
Proceeds from the sale of debt securities available-for-sale	2,403	9,486
Proceeds from the sale of equity securities	712	4,510
Purchases of debt securities available-for-sale	(2,415)	(17,287)
Purchases of equity securities	(5,425)	(1,656)
Proceeds from redemption of investment in restricted bank stock	2,961	1,930
Purchase of restricted stock	(2,926)	(1,823)
Net increase in loans	(16,896)	(25,935)
Net purchases of premises and equipment	(413)	(58)
Redemption of bank-owned life insurance	—	446
Proceeds from sales of other real estate owned and repossessed assets	1	—
Net cash used in investing activities	(10,369)	(16,271)
Financing Activities
Net increase in non-interest bearing deposits	5,828	2,768
Net increase in interest-bearing deposits	6,594	26,768
Net increase (decrease) in short-term borrowings	9,123	(7,395)
Cash dividends paid, net of reinvestment	(1,105)	(928)
Proceeds from issuance of common stock	69	197
Net cash provided by financing activities	20,509	21,410
Increase in cash and cash equivalents	13,539	9,821
Cash and cash equivalents at beginning of year	16,331	10,721
Cash and cash equivalents at end of period	$29,870	$20,542
Supplemental Cash Flow Disclosures
Interest paid	$1,687	$1,288
Income taxes paid	6	49
Non-cash transactions:
Unsettled trades to purchase securities	—	155

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2017 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2018, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

QNB adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018. This ASU was issued by the Financial Accounting Standards Board (FASB) on January 5, 2016 to enhance the reporting model for financial instruments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The FASB issued ASU 2018-03 in February 2018 which provides technical corrections and Improvements to ASU 2016-01.   QNB adopted the applicable requirements under these ASUs as follows:

•	Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income.
•

Equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment. Changes in value under either of these methods would be recognized in net income.  The Company chose to continue to measure equity investments without readily determinable fair value at cost adjusted for changes in observable prices minus impairment.  The Company will reassess at each reporting period whether these equity investments without readily determinable fair values qualify to be measured in accordance with the practical expedient to estimate fair value.  The Company can subsequently elect to measure these equity investments, if they qualify, at the estimated fair value under the practical expedient; but the election would be irrevocable.  Any gains or losses resulting from changes in the fair value would be recognized in net income.

•	Entities must assess whether a valuation allowance is required for deferred tax assets related to available-for-sale debt securities.

QNB used the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.  QNB reclassed a net loss of $254,000 from accumulated other comprehensive loss to retained earnings on January 1, 2018.  Based on an evaluation of our deferred tax asset and considering the effect of the new guidance, management believes that deferred tax assets related to AFS debt securities are realizable and no valuation allowance would be required.  Management believes the potential effect of using exit versus entry price is most relevant for fair value disclosures of loans, which considers the impact of credit risk on fair value.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (2017 Tax Reform Act) was enacted into law.  The 2017 Tax Reform Act made significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate from 35% to 21% effective January 1, 2018.  The Company recorded less tax expense for the first quarter of 2018 than in the comparable quarter of 2017, with effective tax rates of 16.0% in 2018 compared to 28.2% in 2017, primarily a result of the 2017 Tax Reform Act.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

QNB adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 202) during the first quarter of 2018.  The amendments in this ASU, issued by the FASB on February 2, 2018, affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act and eliminates the stranded tax effects resulting from the 2017 Tax Reform Act.  The Company chose to early adopt the amendments in this update as permitted.  QNB reclassed $805,000 from accumulated other comprehensive loss to retained earnings in the consolidated statement of shareholders’ equity during the first quarter of 2018.

QNB adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), effective January 1, 2018.  Under ASU 2014-09, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  QNB applied the five-step method outlined in ASU 2014-09 to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of QNB’s interest income and non-interest income were not impacted by the adoption of this ASU because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes were similar to our current revenue recognition practices. We reviewed non-interest sources of income and related contracts to document the impact of the new standard on our service offerings that are in the scope of the ASU including:  service charges on deposits; ATM and debit card income; retail brokerage and advisory fees; merchant income; credit card income; sale of checks to depositors; miscellaneous fees; and sale of OREOs.  Upon our analysis we concluded that the adoption of ASC 606 did not change the timing and pattern of revenue recognition related to scoped in non-interest income source and only required additional disclosures.  In addition, we reviewed, and where necessary, enhanced our business processes, systems and controls to support recognition and disclosures under the new standard.

The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods, however, additional disclosures have been added in accordance with the ASU.

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.  The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

•

Fees for services to customer—fees include service charges on deposits which are included as liabilities in the consolidated statement of financial position and consist of transaction-based fees, stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, and overdraft services fees for various retail and business checking customers.  These fees are charged as earned on the day of the transaction or within the month of the service, with the exception of Enhanced Account Analysis Fees, which are calculated on the previous month’s activity and assessed on the following month.  The Enhanced Account Analysis Fees are currently being accrued; the revenue is currently being recorded in the month it is earned.   Service charges on deposits are withdrawn directly from the customer’s account balance.

•	ATM and debit card – fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.
•

Retail brokerage and advisory—fee income and related expenses are accrued monthly to properly record the revenues in the month they are earned.  Advisory fees are collected in advance on a quarterly basis.  These advisory fees and recorded in the first month of the quarter for which the service is being performed.     Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date).

•

Merchant – QNB earns interchange fees from credit/debit cardholder transactions conducted through VISA/MasterCard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

•	Other—includes credit card fees, sales of checks to depositors, miscellaneous fees and gain/losses on sale of OREO.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit card fees are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

•

Sales of checks to depositors are commissions earned from a third-party who provides checks to QNB’s customers.  There is a pre-paid incentive with the third party which is recognized over the term of the contact.  Other commissions on the sales of checks are recorded weekly.

•	Miscellaneous fees, such as wire, cashier check and garnishment fees, are charged as earned on the day of the transaction
•

Gain (loss) on sales of OREO – QNB records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the QNB finances the sale of OREO to the buyer, QNB assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determine the gain or loss on the sale, QNB adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard on accounting for leases introduces a lessee model that brings most leases on the balance sheet but recognizes expenses in the income statement similar to how items are recorded today. The new standard eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The ASU also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  All entities will classify leases to determine how to recognize the related revenue and expense and this classification will affect amounts that lessors record on the balance sheet. The new guidance will be effective for public companies for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. QNB does not expect the adoption of ASU 2016-02 to have a material impact on the consolidated statements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-based compensation expense was $22,000 and $18,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $185,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of March 31, 2018, there were 184,200 options granted, 65,350 options forfeited, 91,575 options exercised, and 27,275 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 73,500 options granted and outstanding under this Plan as of March 31, 2018. There were no options forfeited and no options exercised as of March 31, 2018. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Three months ended March 31,	2018	2017
Risk free interest rate	2.15%	1.48%
Dividend yield	1.24%	3.19%
Volatility	18.12%	17.89%
Expected life (years)	4.20	4.20

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first three months of 2018 and 2017 was $5.29 and $3.88, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the three months ended March 31, 2018 and 2017 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2017	85,525	$30.94
Granted	25,000	43.60
Exercised	(9,750)	24.75
Forfeited	—	—
Outstanding at March 31, 2018	100,775	$34.68	3.23	$944
Exercisable at March 31, 2018	27,275	$27.51	1.41	$451

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	73,950	$27.14
Granted	25,000	37.60
Exercised	(10,375)	22.21
Forfeited	(100)	21.35
Outstanding at March 31, 2017	88,475	$30.68	3.33	$661
Exercisable at March 31, 2017	22,125	$24.31	1.39	$306

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2018	2017
Numerator for basic and diluted earnings per share - net income	$2,935	$2,860
Denominator for basic earnings per share - weighted average shares outstanding	3,452,531	3,415,065
Effect of dilutive securities - employee stock options	20,374	14,165
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,472,905	3,429,230
Earnings per share - basic	$0.85	$0.84
Earnings per share - diluted	0.85	0.83

There were 25,000  stock options that were anti-dilutive for both three-month periods ended March 31, 2018 and 2017.  These stock options were not included in the above calculation.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three months ended March 31, 2018 and 2017. As of March 31, 2018, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Unrealized net holding losses on available-for-sale securities	$(10,908)	$(6,165)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(8)	(26)
Accumulated other comprehensive loss	(10,916)	(6,191)
Tax effect	2,292	1,300
Stranded tax effect (1)	—	805
Accumulated other comprehensive loss, net of tax	$(8,624)	$(4,086)
(1) Refer to Note 1, ASU 2018-02

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

Three months ended March 31,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2018	2017	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$1	$749	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	1	749
Tax effect	—	(254)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$1	$495	Net of tax

6. INVESTMENT SECURITIES

QNB engaged in trading activities for its own account. Municipal securities that were held principally for resale in the near term were recorded in the trading account at fair value with changes in fair value recorded in non-interest income. During the second quarter of 2017, QNB Bank redeemed the trading securities portfolio, as lack of volatility and the interest rate environment resulting in declining performance of the portfolio.  The net realized and unrealized gains were $17,000 for the first quarter of 2017. Interest and dividends were included in interest income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair values of investment debt securities available-for-sale and equity securities at March 31, 2018 and December 31, 2017 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2018	value	gains	losses	cost
U.S. Government agency	$69,772	$—	$(2,702)	$72,474
State and municipal	71,333	269	(629)	71,693
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	133,567	132	(4,715)	138,150
Collateralized mortgage obligations (CMOs)	74,783	16	(3,180)	77,947
Pooled trust preferred	115	—	(8)	123
Corporate debt	7,949	5	(104)	8,048
Equity	9,527	169	(737)	10,095
Total investment debt securities available-for-sale and equity securities	$367,046	$591	$(12,075)	$378,530

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2017	value	gains	losses	cost
U.S. Government agency	$70,524	$—	$(1,948)	$72,472
State and municipal	76,804	717	(113)	76,200
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	142,703	195	(2,401)	144,909
Collateralized mortgage obligations (CMOs)	76,302	29	(2,292)	78,565
Pooled trust preferred	215	—	(26)	241
Corporate debt	8,022	6	(37)	8,053
Equity	4,975	28	(349)	5,296
Total investment debt securities available-for-sale and equity securities	$379,545	$975	$(7,166)	$385,736

The amortized cost and estimated fair value of debt securities available-for-sale by contractual maturity at March 31, 2018 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
March 31, 2018	Fair value	cost
Due in one year or less	$7,717	$7,713
Due after one year through five years	181,946	187,716
Due after five years through ten years	145,870	150,628
Due after ten years	21,986	22,378
Total investment debt securities available-for-sale	$357,519	$368,435

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from sales of investment debt securities available-for-sale were approximately $2,403,000 and $9,486,000 for the three months ended March 31, 2018 and 2017, respectively. Proceeds from sales of investment equity securities were approximately $712,000 and $4,510,000 for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, investment debt securities available-for-sale totaling approximately $193,454,000 and $202,887,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended March 31, 2018						Three months ended March 31, 2017
			Other-than-						Other-than-
	Gross	Gross	temporary	Gross	Gross		Gross	Gross	temporary
	realized	realized	impairment	unrealized	unrealized		realized	realized	impairment
	gains	losses	losses	gains	losses	Net losses	gains	losses	losses	Net gains
Equity securities	$86	$—	$—	$156	$(402)	$(160)	$725	$—	$—	$725
Debt securities available-for-sale	21	(22)	—	—	—	(1)	78	(54)	—	24
Total	$107	$(22)	$—	$156	$(402)	$(161)	$803	$(54)	$—	$749

The taxes applicable to the net realized (losses)/gains for the three-month periods ended March 31, 2018 and 2017 were a credit of $25,000 and an expense of $254,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities during first quarter of 2018 or 2017. The table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three months ended March 31,	2018	2017
Balance, beginning of period	$1	$1,153
Reductions: sale, collaterized debt obligation	—	—
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Balance, end of period	$1	$1,153

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	securities	value	losses	value	losses	value	losses
U.S. Government agency	53	$10,723	$(262)	$59,049	$(2,440)	$69,772	$(2,702)
State and municipal	103	37,796	(509)	4,374	(120)	42,170	(629)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	104	61,600	(1,841)	68,378	(2,874)	129,978	(4,715)
Collateralized mortgage obligations (CMOs)	73	23,284	(640)	49,933	(2,540)	73,217	(3,180)
Pooled trust preferred	1	—	—	115	(8)	115	(8)
Corporate debt	6	4,973	(71)	971	(33)	5,944	(104)
Equity	22	5,359	(551)	642	(186)	6,001	(737)
Total	362	$143,735	$(3,874)	$183,462	$(8,201)	$327,197	$(12,075)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	securities	value	losses	value	losses	value	losses
U.S. Government agency	53	$10,828	$(155)	$59,696	$(1,793)	$70,524	$(1,948)
State and municipal	37	10,577	(49)	4,446	(64)	15,023	(113)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	99	61,069	(705)	72,318	(1,696)	133,387	(2,401)
Collateralized mortgage obligations (CMOs)	70	21,660	(349)	52,833	(1,943)	74,493	(2,292)
Pooled trust preferred	1	—	—	215	(26)	215	(26)
Corporate debt	4	3,018	(20)	988	(17)	4,006	(37)
Equity	11	2,727	(277)	275	(72)	3,002	(349)
Total	275	$109,879	$(1,555)	$190,771	$(5,611)	$300,650	$(7,166)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2018 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds one pooled trust preferred security as of March 31, 2018. This security has a total amortized cost of approximately $123,000 and a fair value of $115,000.   The pooled trust preferred security is available-for-sale securities and is carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information related to the pooled trust preferred security (PreTSL) as of March 31, 2018:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2018)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$123	$115	$(8)	$—	$(1)	Ba1/BB	4	—	0.00%	184.6%

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

In June 2017, QNB Bank sold five non-performing pooled trust preferred securities, with $2,235,000 carrying value, recording a loss on sale of $15,000, included in non-interest income in the quarter ended June 30, 2017 consolidated statement of income.  Several years ago, QNB had recorded $1,152,000 in OTTI for four of these five bonds, and subsequently applied any cashflow received to the balance of these non-performing, nonaccrual assets. Improvement in market prices for these securities during the second quarter 2017 reduced realized losses, and the reduction of approximately $19,000,000 in risk-based assets required for the bonds drove the decision to redeem these debt securities.

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments, a credit-related portion and a non-credit related portion of impairment are determined. The credit-related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the first quarter of March 31, 2018 and 2017, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows.

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

7. RESTRICTED INVESTMENT IN STOCK

Restricted investment in stock includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $1,454,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at March 31, 2018. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution.  Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6483 as of March 31, 2018), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B.  Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for OTTI periodically. As of March 31, 2018, there was no OTTI associated with these shares.

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent firm reviews risk assessment and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Major classes of loans are as follows:

	March 31	December 31,
	2018	2017
Commercial:
Commercial and industrial	$157,376	$147,190
Construction	50,664	51,157
Secured by commercial real estate	289,785	286,867
Secured by residential real estate	73,752	71,703
State and political subdivisions	40,281	38,087
Retail:
1-4 family residential mortgages	59,295	55,818
Home equity loans and lines	72,045	75,576
Consumer	6,782	6,680
Total loans	749,980	733,078
Net unearned costs	207	205
Loans receivable	$750,187	$733,283

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2018 and December 31, 2017, overdrafts were approximately $146,000 and $126,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2018, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company employs a ten-grade risk rating system related to the credit quality of commercial loans, loans to state and political subdivisions and indirect lease financing of which the first four categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating.

1	- Excellent - no apparent risk
2	- Good - minimal risk
3	- Acceptable - lower risk
4	- Acceptable - average risk
5	- Acceptable – high risk
6	- Pass watch
7	- Special Mention - potential weaknesses
8	- Substandard - well defined weaknesses
9	- Doubtful - full collection unlikely
10	- Loss - considered uncollectible

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to all loans in the portfolio at the time the loan is originated. Loans with risk ratings of one through five are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of six are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of seven through ten are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2018 and December 31, 2017:

March 31, 2018	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$149,196	$878	$7,302	$—	$157,376
Construction	50,664	—	—	—	50,664
Secured by commercial real estate	271,091	10,499	8,195	—	289,785
Secured by residential real estate	71,612	221	1,919	—	73,752
State and political subdivisions	40,281	—	—	—	40,281
Total	$582,844	$11,598	$17,416	$—	$611,858

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$139,820	$863	$6,507	$—	$147,190
Construction	51,156	—	1	—	51,157
Secured by commercial real estate	268,069	10,569	8,229	—	286,867
Secured by residential real estate	69,571	222	1,910	—	71,703
State and political subdivisions	38,087	—	—	—	38,087
Total	$566,703	$11,654	$16,647	$—	$595,004

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2018 and December 31, 2017:

March 31, 2018	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$58,424	$871	$59,295
Home equity loans and lines	71,866	179	72,045
Consumer	6,699	83	6,782
Total	$136,989	$1,133	$138,122

December 31, 2017	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$54,936	$882	$55,818
Home equity loans and lines	75,433	143	75,576
Consumer	6,595	85	6,680
Total	$136,964	$1,110	$138,074

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017:

March 31, 2018	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$454	$—	$54	$508	$156,868	$157,376
Construction	—	—	—	—	50,664	50,664
Secured by commercial real estate	3,301	—	707	4,008	285,777	289,785
Secured by residential real estate	478	—	205	683	73,069	73,752
State and political subdivisions	—	—	—	—	40,281	40,281
Retail:
1-4 family residential mortgages	799	151	500	1,450	57,845	59,295
Home equity loans and lines	320	—	159	479	71,566	72,045
Consumer	58	10	5	73	6,709	6,782
Total	$5,410	$161	$1,630	$7,201	$742,779	$749,980

December 31, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$25	$429	$57	$511	$146,679	$147,190
Construction	—	—	—	—	51,157	51,157
Secured by commercial real estate	899	—	730	1,629	285,238	286,867
Secured by residential real estate	24	—	210	234	71,469	71,703
State and political subdivisions	—	—	—	—	38,087	38,087
Retail:
1-4 family residential mortgages	744	152	504	1,400	54,418	55,818
Home equity loans and lines	251	44	119	414	75,162	75,576
Consumer	23	8	—	31	6,649	6,680
Total	$1,966	$633	$1,620	$4,219	$728,859	$733,078

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2018 and December 31, 2017:

March 31, 2018	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$2,782
Construction	—	—
Secured by commercial real estate	—	1,720
Secured by residential real estate	—	1,418
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	871
Home equity loans and lines	—	179
Consumer	—	83
Total	$—	$7,053

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2017	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,367
Construction	—	—
Secured by commercial real estate	—	1,987
Secured by residential real estate	—	1,458
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	882
Home equity loans and lines	—	142
Consumer	—	85
Total	$—	$7,921

Activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 are as follows:

Three months ended March 31, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,711	$103	$—	$15	$2,829
Construction	563	(6)	—	—	557
Secured by commercial real estate	2,410	20	—	1	2,431
Secured by residential real estate	816	17	—	2	835
State and political subdivisions	114	7	—	—	121
Retail:					—
1-4 family residential mortgages	444	68	—	—	512
Home equity loans and lines	357	20	—	4	381
Consumer	57	18	(26)	12	61
Unallocated	369	(59)	N/A	N/A	310
Total	$7,841	$188	$(26)	$34	$8,037

Three months ended March 31, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,459	$507	$—	$12	$1,978
Construction	449	14	—	—	463
Secured by commercial real estate	2,646	(71)	—	2	2,577
Secured by residential real estate	1,760	(436)	(3)	23	1,344
State and political subdivisions	123	1	—	—	124
Retail:
1-4 family residential mortgages	366	49	—	—	415
Home equity loans and lines	353	(14)	—	3	342
Consumer	76	13	(21)	9	77
Unallocated	162	237	N/A	N/A	399
Total	$7,394	$300	$(24)	$49	$7,719

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired or are classified as a troubled debt restructuring.

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,274,000 and $1,321,000 as of March 31, 2018 and December 31, 2017, respectively. Non-performing TDRs totaled $2,530,000 and $2,994,000 as of March 31, 2018 and December 31, 2017, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	March 31, 2018		December 31, 2017
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$3,523	$—	$3,448	$—
TDRs with an allowance recorded	281	219	867	235
Total	$3,804	$219	$4,315	$235

There was one newly identified TDR during the three months ended March 31, 2018. The TDR concession involved extension of a maturity date and lower monthly payments.  As of March 31, 2018 and December 31, 2017, QNB had no commitments   to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were net charge-offs of $0 and $3,000 during the three months ended March 31, 2018 and 2017, respectively, resulting from loans previously modified as TDRs.

The following tables present loans, by loan class, modified as TDRs during the three months ended March 31, 2018 and 2017. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended March 31,	2018			2017
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	1	$47	$47	—	$—	$—
Total	1	$47	$47	—	$—	$—

There were no loans modified as TDRs within 12 months prior to March 31, 2018 and 2017 for which there was a payment default (60 days or more past due) during the three months ended March 31, 2018 and 2017.

The Company has six consumer mortgage loans secured by residential real estate for which foreclosure proceedings are in process at March 31, 2018. The recorded investment is $658,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at March 31, 2018 and December 31, 2017 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2018	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,829	$1,249	$1,580	$157,376	$6,905	$150,471
Construction	557	—	557	50,664	—	50,664
Secured by commercial real estate	2,431	—	2,431	289,785	3,897	285,888
Secured by residential real estate	835	81	754	73,752	1,796	71,956
State and political subdivisions	121	—	121	40,281	—	40,281
Retail:
1-4 family residential mortgages	512	18	494	59,295	1,205	58,090
Home equity loans and lines	381	84	297	72,045	200	71,845
Consumer	61	—	61	6,782	83	6,699
Unallocated	310	N/A	N/A	N/A	N/A	N/A
Total	$8,037	$1,432	$6,295	$749,980	$14,086	$735,894

	Allowance for Loan Losses			Loans Receivable
December 31, 2017	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,711	$1,260	$1,451	$147,190	$6,498	$140,692
Construction	563	—	563	51,157	1	51,156
Secured by commercial real estate	2,410	—	2,410	286,867	3,874	282,993
Secured by residential real estate	816	84	732	71,703	1,744	69,959
State and political subdivisions	114	—	114	38,087	—	38,087
Retail:
1-4 family residential mortgages	444	8	436	55,818	1,218	54,600
Home equity loans and lines	357	40	317	75,576	164	75,412
Consumer	57	—	57	6,680	85	6,595
Unallocated	369	N/A	N/A	N/A	N/A	N/A
Total	$7,841	$1,392	$6,080	$733,078	$13,584	$719,494

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarize additional information, in regards to impaired loans by loan portfolio class, as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$5,142	$5,370		$5,070	$5,461
Construction	—	—		1	1
Secured by commercial real estate	3,897	4,427		3,874	4,464
Secured by residential real estate	1,610	1,972		914	1,239
State and political subdivisions	—	—		—	—
Retail:
1-4 family residential mortgages	1,044	1,102		1,057	1,108
Home equity loans and lines	116	162		124	168
Consumer	83	88		85	90
Total	$11,892	$13,121		$11,125	$12,531

With an allowance recorded:
Commercial:
Commercial and industrial	$1,763	$2,975	$1,249	$1,428	$2,593	$1,260
Construction	—	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—	—
Secured by residential real estate	186	213	81	830	879	84
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	161	163	18	161	163	8
Home equity loans and lines	84	85	84	40	41	40
Consumer	—	—	—	—	—	—
Total	$2,194	$3,436	$1,432	$2,459	$3,676	$1,392

Total:
Commercial:
Commercial and industrial	$6,905	$8,345	$1,249	$6,498	$8,054	$1,260
Construction	—	—	—	1	1	—
Secured by commercial real estate	3,897	4,427	—	3,874	4,464	—
Secured by residential real estate	1,796	2,185	81	1,744	2,118	84
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	1,205	1,265	18	1,218	1,271	8
Home equity loans and lines	200	247	84	164	209	40
Consumer	83	88	—	85	90	—
Total	$14,086	$16,557	$1,432	$13,584	$16,207	$1,392

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

Three Months Ended March 31,	2018		2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$6,635	$64	$4,995	$5
Construction	—	—	146	2
Secured by commercial real estate	3,710	23	6,128	40
Secured by residential real estate	1,728	4	2,278	7
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	1,212	3	829	4
Home equity loans and lines	193	—	101	—
Consumer	84	—	92	—
Total	$13,562	$94	$14,569	$58

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (fair values are not adjusted for transaction costs). ASC 820 also establishes a framework (fair value hierarchy) for measuring fair value under GAAP, and expands disclosures about fair value measurements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2018:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Equity securities	$9,527	$—	$—	$9,527
Debt securities available-for-sale
U.S. Government agency securities	—	69,772	—	69,772
State and municipal securities	—	71,333	—	71,333
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	133,567	—	133,567
Collateralized mortgage obligations (CMOs)	—	74,783	—	74,783
Pooled trust preferred securities	—	—	$115	115
Corporate debt securities	—	7,949	—	7,949
Total debt securities available-for-sale	—	357,404	115	357,519
Total recurring fair value measurements	$9,527	$357,404	$115	$367,046

Nonrecurring fair value measurements
Impaired loans	$—	$—	$762	$762
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$769	$769

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2018. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month period ended March 31, 2018.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2017:

December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Equity securities	$4,975	$—	$—	$4,975
Debt securities available-for-sale
U.S. Government agency securities	—	70,524	—	70,524
State and municipal securities	—	76,804	—	76,804
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	142,703	—	142,703
Collateralized mortgage obligations (CMOs)	—	76,302	—	76,302
Pooled trust preferred securities	—	—	215	215
Corporate debt securities	—	8,022	—	8,022
Total debt securities available-for-sale	—	374,355	215	374,570
Total recurring fair value measurements	$4,975	$374,355	$215	$379,545

Nonrecurring fair value measurements
Impaired loans	$—	$—	$1,067	$1,067
Mortgage servicing rights	—	—	34	34
Total nonrecurring fair value measurements	$—	$—	$1,101	$1,101

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2018	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$248	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	514	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -50%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		2 - 27 years
				Discount rate		13% to 14%

	Quantitative information about Level 3 fair value measurements
December 31, 2017	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$943	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -90%
				Liquidation expenses	(3)	-10%
Impaired loans	124	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25% to -50%
Mortgage servicing rights	34	Discounted cash flow		Remaining term		2 to 26 yrs
				Discount rate		13% to 15%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.
(6)	Fair value is determined by the net amount due.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2018 and 2017:

	Fair value measurements using significant unobservable inputs (Level 3)
	2018	2017
Balance, January 1,	$215	$2,281
Payments received	(118)	(34)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	18	176
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$115	$2,423

The Level 3 securities consist of one collateralized debt obligation security, PreTSL security, which is backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 6, the market for these securities at March 31, 2018 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which the PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2018;
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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s five underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate. The discount rate of 5.87% includes the risk-free rate, a credit component and a spread for illiquidity.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2018 and December 31, 2017:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost):  The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities - available for sale (carried at fair value):  The fair value of securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Restricted investment in stocks (carried at cost):  The fair value of stock in Atlantic Community Bankers Bank, the Federal Home Loan Bank and VISA Class B is the carrying amount, based on redemption provisions, and considers the limited marketability of and restrictions on such securities.

Loans Held-for-Sale (carried at lower of cost or fair value):  The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans Receivable (carried at cost): The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the liquidity, credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2018	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$29,870	$29,870	$29,870	$—	$—
Investment securities:
Equities	9,527	9,527	9,527	—	—
Available-for-sale	357,519	357,519	—	357,404	115
Restricted investment in stocks	1,466	1,466	—	1,466	—
Loans held-for-sale	272	278	—	278	—
Net loans	742,150	731,258	—	—	731,258
Mortgage servicing rights	474	600	—	—	600
Accrued interest receivable	3,697	3,697	—	3,697	—

Financial liabilities
Deposits with no stated maturities	$774,118	$774,118	$774,118	$—	$—
Deposits with stated maturities	232,251	228,647	—	228,647	—
Short-term borrowings	64,879	64,879	64,879	—	—
Accrued interest payable	415	415	—	415	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	70	—

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair value measurements
December 31, 2017	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,331	$16,331	$16,331	$—	$—
Investment securities:
Equities	4,975	4,975	4,975	—	—
Available-for-sale	374,570	374,570	—	374,355	215
Restricted investment in stocks	1,501	1,501	—	1,501	—
Loans held-for-sale	—	—	—	—	—
Net loans	725,442	727,341	—	—	727,341
Mortgage servicing rights	483	585	—	—	585
Accrued interest receivable	3,545	3,545	—	3,545	—

Financial liabilities
Deposits with no stated maturities	$768,766	$768,766	$768,766	$—	$—
Deposits with stated maturities	225,182	223,325	—	223,325	—
Short-term borrowings	55,756	55,756	55,756	—	—
Accrued interest payable	384	384	—	384	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31,	December 31,
	2018	2017
Commitments to extend credit and unused lines of credit	$315,913	$313,541
Standby letters of credit	14,500	15,211
Total financial instrument commitments	$330,413	$328,752

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $13,997,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2018 and December 31, 2017 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

11. REGULATORY RESTRICTIONS

Dividends payable by the Company and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under Federal and Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including QNB Corp., unless such loans are collateralized by specific obligations.

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2018, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$113,230	12.62%	$71,801	8.00%	$89,751	10.00%
Bank	103,948	11.96	69,513	8.00	86,892	10.00

Tier I capital (to risk-weighted assets):
Consolidated	105,120	11.71	53,850	6.00	53,850	6.00
Bank	95,838	11.03	52,135	6.00	69,513	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	105,120	11.71	40,388	4.50	N/A	N/A
Bank	95,838	11.03	39,101	4.50	56,480	6.50

Tier I capital (to average assets):
Consolidated	105,120	9.03	46,575	4.00	N/A	N/A
Bank	95,838	8.30	46,183	4.00	57,729	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2017 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the first quarters of 2018 and 2017, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the first quarters ended March 31, 2018 or 2017, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2018 of $2,935,000, or $0.85 per share on a diluted basis, compared to net income of $2,860,000, or $0.83 per share on a diluted basis, for the same period in 2017.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.02% and 11.35%, respectively, for the quarter ended March 31, 2018 compared with 1.08% and 11.76%, respectively, for the quarter ended March 31, 2017.

Total assets as of March 31, 2018 were $1,172,168,000, compared with $1,152,337,000 at December 31, 2017. Loans receivable at March 31, 2018 were $750,187,000, compared with $733,283,000 at December 31, 2017, an increase of $16,904,000, or 2.3%, with commercial lending as the largest contributor to the growth. Total deposits of $1,006,369,000 at March 31, 2018 increased $12,421,000, or 1.2%, compared with total deposits of $933,948,000 at December 31, 2017.

Results for the three months ended March 31, 2018 include the following significant components:

•	Net interest income increased $911,000, or 11.6%, to $8,791,000 for the three months ended March 31, 2018 compared with same period in 2017.
•	Net interest margin on a tax-equivalent basis was 3.22% for both quarters.
•	QNB recorded $188,000 in provision for loan losses for the quarter ended March 31, 2018, compared with $300,000 for the same period in 2017.
•	Non-interest income decreased $923,000, or 46.4%, to $1,067,000 for the first quarter of 2018 compared with the same period in 2017.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•	Non-interest expense increased $590,000, or 10.6%, to $6,178,000 for the first quarter of 2018, compared to the same period in 2017.
•

Total non-performing loans were $8,327,000, or 1.11% of loans receivable at March 31, 2018, compared to $9,242,000, or 1.26% of loans receivable at December 31, 2017. Loans on non-accrual status were $7,053,000 at March 31, 2018 compared with $7,921,000 at December 31, 2017. Net recoveries for the three months ended March 31, 2018 were $8,000, compared with net recoveries of $25,000 for the 2017 period.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three month periods ended March 31, 2018 and 2017.

Three months ended March 31,	2018	2017
Total interest income	$10,509	$9,136
Total interest expense	1,718	1,256
Net interest income	8,791	7,880
Tax-equivalent adjustment	201	387
Net interest income (fully taxable-equivalent)	$8,992	$8,267

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$—	0.00%	$—	$2,806	6.32%	$44
Investment securities (AFS & Equity):
U.S. Government agencies	72,473	1.79	325	76,090	1.75	333
State and municipal	74,744	3.27	612	72,006	3.91	704
Mortgage-backed and CMOs	219,472	2.10	1,150	223,965	2.05	1,148
Pooled trust preferred securities	235	3.82	2	2,907	0.27	2
Corporate debt securities	8,051	2.23	45	8,069	1.90	38
Equities	8,342	2.97	61	6,838	3.37	57
Total investment securities	383,317	2.29	2,195	389,875	2.34	2,282
Loans:
Commercial real estate	420,911	4.69	4,864	375,188	4.73	4,380
Residential real estate	57,065	3.87	552	47,536	3.85	458
Home equity loans	66,208	4.25	694	66,389	3.85	630
Commercial and industrial	154,626	5.18	1,974	113,010	4.66	1,299
Consumer loans	6,914	5.82	99	6,258	5.11	79
Tax-exempt loans	38,435	3.26	309	35,309	3.94	343
Total loans, net of unearned income*	744,159	4.63	8,492	643,690	4.53	7,189
Other earning assets	5,570	1.67	23	6,045	0.52	8
Total earning assets	1,133,046	3.83	10,710	1,042,416	3.71	9,523
Cash and due from banks	11,314			12,098
Allowance for loan losses	(8,068)			(7,443)
Other assets	28,098			28,833
Total assets	$1,164,390			$1,075,904

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$180,077	0.21%	95	$161,928	0.20%	80
Municipals	102,569	1.10	279	87,312	0.43	94
Money market	81,995	0.28	58	77,990	0.27	52
Savings	259,144	0.52	330	241,042	0.44	259
Time	123,904	1.24	378	130,699	1.14	368
Time of $100,000 or more	107,770	1.50	399	95,522	1.37	323
Total interest-bearing deposits	855,459	0.73	1,539	794,493	0.60	1,176
Short-term borrowings	71,453	1.02	179	60,560	0.54	80
Total interest-bearing liabilities	926,912	0.75	1,718	855,053	0.60	1,256
Non-interest-bearing deposits	128,188			117,861
Other liabilities	4,458			4,361
Shareholders' equity	104,832			98,629
Total liabilities and shareholders' equity	$1,164,390			$1,075,904
Net interest rate spread		3.08%			3.11%
Margin/net interest income		3.22%	$8,992		3.22%	$8,267

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent and 34 percent for three months ended March 31, 2018 and 2017, respectively.

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

	Three months ended
	March 31, 2018 compared
	to March 31, 2017
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Trading securities	$(44)	$(44)	$—
Investment securities (AFS & Equity):
U.S. Government agencies	(8)	(16)	8
State and municipal	(92)	27	(119)
Mortgage-backed and CMOs	2	(23)	25
Pooled trust preferred securities	—	(2)	2
Corporate debt securities	7	—	7
Equities	4	12	(8)
Total Investment securities (AFS & Equity)	(87)	(2)	(85)
Loans:
Commercial real estate	484	534	(50)
Residential real estate	94	91	3
Home equity loans	64	(1)	65
Commercial and industrial	675	478	197
Consumer loans	20	8	12
Tax-exempt loans	(34)	31	(65)
Total Loans	1,303	1,141	162
Other earning assets	15	(1)	16
Total interest income	1,187	1,094	93
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	15	9	6
Municipals	185	16	169
Money market	6	3	3
Savings	71	19	52
Time	10	(20)	30
Time of $100,000 or more	76	42	34
Total interest-bearing deposits	363	69	294
Short-term borrowings	99	15	84
Total interest expense	462	84	378
Net interest income	$725	$1,010	$(285)

Average earning assets for the first quarter of 2018 were $1,133,046,000, an increase of $90,630,000, or 8.7% from the first quarter of 2017, with average loans increasing $100,469,000, or 15.6%, and average investment securities decreasing $6,558,000, or 1.7%, over the same period. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 65.7% for the first quarter of 2018, compared with 61.7% for the first quarter of 2017. On the funding side, average deposits increased $71,293,000, or 7.8%, to $983,647,000 for the first quarter of 2018 with growth in all categories except time deposits less than $100,000. Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the first quarter of 2018 increased $10,893,000, to $71,453,000, which consisted of average commercial repurchase agreements of $38,224,000 and average overnight borrowings of $33,229,000.  For the same period in 2017, borrowings consisted of average commercial repurchase agreements of $40,043,000 and average overnight borrowings of $20,517,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The net interest margin for the first quarter of 2018 and 2017 was 3.22%.  The first quarter 2017 margin included $416,000 of interest collected at payoff on a non-accrual loan. Without the additional interest recognized, the net interest margin would have been 3.05% compared with 3.22% for the first quarter of 2018, an increase of 17 basis points.  Competition for quality loans in our local market continues to negatively impact rates and compressed the net interest margin.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,187,000, or 12.5%, to $10,710,000 for the first quarter of 2018; total interest expense increased $462,000, or 36.8%, to $1,718,000. Growth in earning assets contributed to the increase in interest income.  All categories of interest-bearing deposits experienced higher rates in the first quarter of 2018 compared to first quarter of 2017, due to rate increases for municipal deposits indexed to Fed Funds, and a 15-basis point rate increase to the eSavings and Rewards checking products since March 31, 2017.

The yield on earning assets on a tax-equivalent basis increased 12 basis points from 3.71% for the first quarter of 2017, to 3.83% for the first quarter of 2018.  Excluding the additional interest income referenced above, the yield on earning assets for the first quarter of  2017 was 3.55% and the first quarter 2018 increase excluding this interest income was 28 basis points.  The cost of interest-bearing liabilities was 0.75% for the first quarter ended March 31, 2018, compared with 0.60% for the same period in 2017.

Interest income on investment securities (trading, available-for-sale and equity) decreased $131,000 when comparing the quarters ended March 31, 2018 and 2017. The average yield on the investment portfolio was 2.29% for the first quarter of 2018 compared with 2.37% for the first quarter of 2017. Proceeds from sales, payments, calls and maturities, net of purchases, were utilized to grow the loan portfolio at higher yields than the investment portfolio.

Income on U.S. Government agency securities decreased $8,000, as the $3,617,000, or 4.8%, decrease in average balances contributed to a decrease in interest income of $16,000. This was offset by an $8,000 increase in interest income due to a four-basis point increase in the yield from 1.75% for the first quarter of 2017 to 1.79% for the same period in 2018.

Tax-exempt municipal securities experienced a decrease in yield due to the 2017 Tax Reform Act of approximately 65 basis points and is the primary contributing factor to the $92,000 decline in interest income.  An increase in average balances of $2,738,000, partially offset the 64-basis point decrease in yield.  QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2018.  The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed securities and CMOs increased $2,000 with a five-basis point increase in average yield which more than offset the $4,493,000 decrease in average balances.  This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. Mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $1,303,000 to $8,492,000 when comparing the first quarters of 2018 and 2017, with a 15.6% growth in average balances contributing an increase in interest income of $1,141,000.  While the yield on loans, at 4.63%, was ten basis points higher than the first quarter of 2017, excluding the additional interest income referenced above, yield on loans for the first quarter of 2017 was 4.27% and the yield for 2018 was 36 basis points higher.   Despite increases in the prime rate in March, June and December of 2017, competitive pressures result in new loans being originated at lower rates. Mitigating competitive pricing, variable rate loans have repriced higher.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $484,000 primarily due to the 12.2% increase in average balances. Average balances increased $45,723,000, to $420,911,000 for the quarter ended March 31, 2018 compared with the same quarter in 2017. The yield on commercial real estate loans decreased four basis points from 4.73% in 2017 to 4.69% in 2018.  The positive impact of the 2017 non-accrual loan payoff in this category was approximately $342,000, or 27 basis points; without this impact, the yield increased 23 basis points in 2018.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on commercial and industrial loans increased $675,000. Average balances increased $41,616,000, or 36.8%, to $154,626,000 for the first quarter of 2018 resulting in a $478,000 increase in income. The average yield on these loans increased 52 basis points to 5.18% resulting in an increase in income of $197,000. The positive impact of the 2017 nonaccrual loan payoff in this category was approximately $74,000, or 26 basis points; without this impact, the yield increased 78 basis points.  Many of the loans in this category are indexed to the prime interest rate, which increased by 75 basis points since mid-March 2017.

Tax-exempt loan income was $309,000 for the first quarter of 2018, a decrease of $34,000 from the same period in 2017. As with municipal marketable securities, there was a decrease in yield due to the 2017 Tax Reform Act of approximately 65 basis points.  The yield on municipal loans decreased 68 basis points, to 3.26% for the first quarter of 2018, compared with the same period in 2017, resulting in decrease of $65,000 in interest income.  This was partially offset by an increase in average balances of $3,126,000, or 8.9%, to $38,435,000 for the first quarter of 2018, resulting in an increase of $31,000 in income.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in overall retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $9,529,000, or 20.0%, to $57,065,000 for the first quarter of 2018 compared to the same period in 2017. Over this same timeframe, the average yield on the portfolio increased two basis point to 3.87% for the first quarter of 2018. The combined result was an increase in interest income of $94,000. Average home equity loans decreased slightly by $181,000, or 0.3%, to $66,208,000 while the average yield increased 40 basis points to 4.25% resulting in a net increase in interest income of $64,000. Average consumer loans increased $656,000, or 10.5%, to $6,914,000 and the yield on the portfolio increased 71 basis points to 5.82% for the first quarter of 2018 resulting in a combined $20,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $462,000, when comparing the first quarter of 2018 to the same period in 2017.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $10,327,000, or 8.8%, to $128,188,000 for the first quarter of 2018. QNB has been successful in increasing both personal and business checking accounts.  Average interest-bearing demand accounts increased $18,149,000, or 11.2%, to $180,077,000 for the first quarter of 2018. Interest expense on interest-bearing demand accounts increased $15,000 to $95,000 for the same period, as the average rate paid increased one basis point to 0.21% for the first quarter of 2018. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.20% on balances up to $25,000 and 0.35% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2018, the average balance in this product was $53,671,000 and the related interest expense was $76,000 for an average yield of 0.57%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2017 was $49,186,000 with a related interest expense of $64,000 and an average rate paid of 0.53%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $112,742,000 for the first quarter of 2017 to $126,406,000 for the first quarter of 2018. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts increased $185,000 to $279,000 for the first quarter of 2018. The average balance of municipal interest-bearing demand accounts increased $15,257,000, or 17.5%, to $102,569,000, with the average interest rate paid on these accounts increasing 67 basis points to 1.10% for the first quarter of 2018.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $4,005,000, or 5.1%, to $81,995,000 for the first quarter of 2018 compared with the same period in 2017. Interest expense on money market accounts increased $6,000 to $58,000, while the average interest rate paid on money market accounts increase one basis point to 0.28% for the first quarter of 2018. Most of balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $71,000 when comparing the first quarter of 2018 to the first quarter of 2017, and the average rate increased eight basis points to 0.52% when comparing both periods. When comparing these same periods, average savings accounts increased $18,102,000, or 7.5%, to $259,144,000 for the first quarter of 2018 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2018 of $187,669,000. This product has grown successfully since its

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

introduction in the third quarter of 2009. The average yield paid on these accounts was 0.66% for the first quarter of 2018 and 0.55% for the same period in 2017. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $6,764,000, or 10.5%, when comparing the first quarter of 2018 average to the same period in 2017.

Total interest expense on total time deposits totaled $777,000 for the first quarter of 2018 compared to $691,000 in 2017. Average total time deposits increased by $5,453,000 to $231,674,000 for the first quarter of 2018. As with fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 12 basis points from 1.24% to 1.36% when comparing the first quarter of 2017 to the same period in 2018.

Approximately $96,015,000, or 41%, of time deposits at March 31, 2018 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.91%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings increased $99,000 for the first quarter of 2018 to $179,000 when compared to the same period in 2017. When comparing these same periods, average balances increased from $10,893,000 to $71,453,000, due to an increase in average FHLB borrowings of $12,713,000, while the average rate paid increased 84 basis points to 1.71% for the first quarter of 2018.

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

Based on this analysis, QNB recorded $188,000 in provision for loan losses in the first quarter of 2018, compared with $300,000 for the same period in 2017.  QNB's allowance for loan losses of $8,037,000 represents 1.07% of loans receivable at March 31, 2018 compared with an allowance for loan losses of $7,841,000, or 1.07% of loans receivable, at December 31, 2017, and $7,719,000, or 1.17% of loans receivable at March 31, 2017. Management believes the allowance for loan losses at March 31, 2018 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net recoveries for the first quarter of 2018 and 2017 were $8,000 and $25,000, respectively.  Charge-offs of approximately $26,000 during the quarter ended March 31, 2018 consisted of overdraft charge-offs of $19,000 and $7,000 for three small unsecured consumer loans.  These were offset by $34,000 in recoveries comprising $22,000 in repayments from borrowers of previously charged-off credits, and $12,000 related to overdraft recoveries.  For the quarter ended March 31, 2018, annualized net recoveries as a percent of average loans were 0.00%, compared with -0.02% of average loans for the same period in 2017.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-performing assets of $8,327,000 at March 31, 2018 compares favorably with $9,242,000 as of December 31, 2017 and $13,446,000 as of March 31, 2017.  In addition to non-performing loans, non-performing assets included non-accrual pooled trust preferred securities in March 2017. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.11% of loans receivable at March 31, 2018 compared with 1.26% of loans receivable at December 31, 2017.  At March 31, 2017, non-performing loans totaled $11,023,000, or 1.67% of loans receivable. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2018, $4,963,000, or approximately 70% of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $17,416,000, an increase of $769,000, or 4.6%, from the $16,647,000 reported at December 31, 2017 and a decrease of $851,000, or 4.7%, from the $18,267,000 reported at March 31, 2017.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2018, December 31, 2017 or March 31, 2017. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.96% of loans receivable at March 31, 2018 compared with 0.58% at December 31, 2017 and 1.31% at March 31, 2017.  The majority of the increase in the ratio of delinquent to total loans is due to a single past-due credit.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $1,274,000 at March 31, 2018, compared with $1,321,000 at December 31, 2017, and $1,425,000 at March 31, 2017. There was one newly identified troubled debt restructuring in the three months ended March 31, 2018, a non-accruing home equity loan. QNB had no other real estate owned or repossessed assets as of March 31, 2018, December 31, 2017, or March 31, 2017.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2018	2017	2017
Non-accrual loans	$7,053	$7,921	$9,598
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	1,274	1,321	1,425
Total non-performing loans	8,327	9,242	11,023
Non-accrual investment securities	—	—	2,423
Total non-performing assets	$8,327	$9,242	$13,446

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$744,132	$682,292	$643,327
Total loans	750,187	733,283	659,039

Allowance for loan losses	8,037	7,841	7,719

Allowance for loan losses to:
Non-performing loans	96.52%	84.84%	70.02%
Total loans (excluding held-for-sale)	1.07%	1.07%	1.17%
Average total loans	1.08%	1.15%	1.20%

Non-performing loans / total loans (excluding held-for-sale)	1.11%	1.26%	1.67%
Non-performing assets / total assets	0.71%	0.80%	1.23%

An analysis of net loan recoveries for the three months ended March 31, 2018 compared to 2017 is as follows:

Three months ended March 31,	2018	2017
Net recoveries	$(8)	$(25)

Net annualized recoveries charge-offs to:
Total loans	0.00%	(0.02%)
Average total loans excluding held-for-sale	0.00%	(0.02%)
Allowance for loan losses	(0.40%)	(1.31%)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At March 31, 2018 and December 31, 2017, the recorded investment in loans for which impairment has been identified totaled $14,086,000 and $13,584,000 of which $11,892,000 and $11,125,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $2,194,000 and $2,459,000 at March 31, 2018 and December 31, 2017, respectively, and the related allowance for loan losses associated with these loans was $1,432,000 and $1,392,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from
	ended March 31,		prior year
	2018	2017	Amount	Percent
Net gain on sales of investment securities	$85	$749	$(664)	-88.7%
Unrealized loss on investment equity securities	(246)	—	(246)	N/M
Net gain on trading activity	—	17	(17)	N/M
Fees for services to customers	421	392	29	7.4
ATM and debit card	430	417	13	3.1
Retail brokerage and advisory	103	103	—	—
Bank-owned life insurance	68	71	(3)	(4.2)
Merchant	74	80	(6)	(7.5)
Net gain on sale of loans	7	50	(43)	(86.0)
Other	125	111	14	12.6
Total	$1,067	$1,990	$(923)	-46.4%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2018 was $1,067,000, a decrease of $923,000, compared to $1,990,000 for the first quarter of 2017. Excluding net gains on investment securities, trading activities and sale of loans for both periods, total non-interest income was $1,221,000 and $1,174,000 for the first quarters ended March 31, 2018 and 2017, respectively.

Net gains on investment securities decreased $664,000 from $749,000 in first quarter of 2017 to $85,000 in first quarter of 2018.  Gain on investments are primarily derived from sale of equity securities.  Market conditions in the equities market for the quarter ended March 31, 2018 versus the same period in 2017 resulted in fewer opportunities for profitable sales.  The adoption of Accounting Standard Update 2016-01 effective January 1, 2018 requires the Company to record unrealized gains or losses on equity securities through earnings, rather than in other comprehensive income (loss), a component of shareholders’ equity.  At March 31, 2018, these unrealized losses totaled $246,000.  The Bank redeemed the trading investment portfolio in its entirety during the second quarter of 2017, resulting in reduced income in 2018 compared with the same period in 2017.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of loans decreased $43,000 when comparing the two periods.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Residential mortgage loans to be sold are identified at origination.  Proceeds from the sale of residential mortgages were $605,000 and $2,023,000 for the first quarters of 2018 and 2017, respectively.

Fees for services to customers increased $29,000, or 7.4%, to $421,000 at March 31, 2018, due primarily to an increase in net overdraft income.  ATM and debit card income increased $13,000, or 3.1%, to $430,000 for the first quarter of 2018, compared to the same period in 2017, due to increases in card-based transactions and expansion of checking account households.

Other non-interest income increased $14,000, or 12.6%, due to increased letter of credit income and mortgage servicing fees, offset in part by reduced title company income, sale of checks to depositors and miscellaneous fee income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from
	ended March 31,		prior year
	2018	2017	Amount	Percent
Salaries and employee benefits	$3,345	$3,086	$259	8.4%
Net occupancy	471	451	20	4.4
Furniture and equipment	487	429	58	13.5
Marketing	310	229	81	35.4
Third-party services	410	394	16	4.1
Telephone, postage and supplies	181	200	(19)	(9.5)
State taxes	170	193	(23)	(11.9)
FDIC insurance premiums	175	141	34	24.1
Other	629	465	164	35.3
Total	$6,178	$5,588	$590	10.6%

Quarter to Quarter Comparison

Total non-interest expense was $6,178,000 for the first quarter of 2018, an increase of $590,000, or 10.6%, compared to the first quarter of 2017.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate.  Salaries and benefits expense increased $259,000, or 8.4%, to $3,345,000 when comparing the two quarters.  Salary expense and related payroll taxes increased $149,000, or 5.5%, to $2,851,000 during the first quarter 2018 compared to the same period in 2017.  Medical premiums, retirement plan expense and post-retirement life insurance benefit expense increased $63,000, $21,000, and $24,000, respectively during the same period.

Net occupancy and furniture and equipment expense increased $20,000, or 4.4%, and $58,000, or 13.5%, respectively.  This is due to increased utilities expense of $7,000, and increased equipment, building and software maintenance totaling $70,000 comparing the first quarter of 2018 with the same period in 2017.  Marketing expense increased $81,000, or 35.4%, to $310,000 for the quarter ended March 31, 2018. The increase is due to additional sponsorships and donations for the first quarter of 2018 compared to the same period in 2017.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $16,000 when comparing the two periods, due primarily to legal fees and IT services. Telephone and postage and supplies expenses decreased $19,000, or 9.5%, due to decreased data line cost and additional costs related to debit card conversion in 2017.  State taxes are based on the Bank’s equity, and the $23,000 decrease is due to tax credits received by the Bank related to the donations discussed above.  FDIC insurance premiums increased $34,000, or 24.1%, due to the change in the assessment rate for the quarter.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2018, QNB’s net deferred tax asset was $4,411,000. The primary components of deferred taxes are deferred tax assets of $1,688,000 relating to the allowance for loan losses, $2,292,000 related to unrealized losses on available for sale securities, $324,000 related to non-accrual interest income and $131,000 related to deferred fees and rent. As of December 31, 2017, QNB’s net deferred tax asset was $3,319,000. The primary difference in the balance of net deferred tax assets when comparing March 31, 2018 to December 31, 2017 is the increase in deferred tax asset due to increased unrealized losses on available for sale securities.

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

Applicable income tax expense was $557,000 for the quarter ended March 31, 2018 compared to $1,122,000 for the same period in 2017. The effective tax rate for first quarter of 2018 was 16.0% compared with 28.2% for the first quarter of 2017. This decrease in effective tax rate in 2018 is due to decreased pre-tax income and a reduced corporate tax rate from 34% to 21%, resulting from the Tax Cuts and Jobs Act, effective January 1, 2018.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment.  Rate competition for quality loans is anticipated to continue through 2018. It is also anticipated that the rate competition for attracting and retaining deposits will continue to increase in 2018, as short-term interest rates increase, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2018 were $1,172,168,000 compared with $1,152,337,000 at December 31, 2017.  Cash and cash equivalents increased $13,539,000 from $16,331,000 at December 31, 2017 to $29,870,000 at March 31, 2018, due primarily to growth in deposit balances and paydowns of amortizing mortgage-backed securities during the quarter.

The composition of the investment portfolio is essentially unchanged since December 31, 2017.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.  QNB owns one CDO in the form of a pooled trust preferred security, with a fair value of $115,000. PreTSL IV represents the senior-most obligation of the trust.

Loans receivable grew $16,904,000, or 2.3%, with commercial loans increasing $16,854,000, or 2.8%, to $611,858,000 at March 31, 2018, compared with $595,004,000 at year-end 2017.  Retail loan balances remained essentially unchanged, at $138,122,000, when comparing March 31, 2018 to December 31, 2017.

Deposit growth was led by savings balances, which increased $12,741,000, or 4.9%, to $270,263,000 from December 31, 2017 to March 31, 2018. Interest-bearing demand balances, excluding municipal deposits, grew $10,593,000, or 5.9%, to $189,899,000, with the Rewards checking and Select 50 products providing $7,919,000 of the growth.  Money market balances declined $3,596,000, or 4.3%, to $80,966,000 as depositors moved to high-yielding savings accounts.  Non-interest-bearing demand balances increased $5,828,000 to $135,040,000 at March 31, 2018, due to both personal and business deposits.  Time deposits increased $7,069,000 from December 31, 2017 to March 31, 2018.  Municipal deposit balances decreased $20,214,000, or 17.1%, to $97,950,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  It is anticipated that total deposits will decrease during the second quarter as tax money received from the local school districts during September flows out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 16.4%, from $55,756,000 at December 31, 2017 to $64,879,000 at March 31, 2018. Commercial sweep accounts increased $820,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds.  Overnight borrowings from FHLB increased $8,303,000 to $22,214,000.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2018, the Bank had a maximum borrowing capacity with the FHLB of approximately $276,246,000, net of the $22,214,000 in overnight borrowings and a $350,000 letter of credit at March 31, 2018. The maximum borrowing depends upon qualifying collateral assets and QNB’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $46,000,000. At March 31, 2018, there were no outstanding borrowings under these lines.  During the first quarter of 2018, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, trading, available-for-sale and equity investment securities, and loans held-for-sale have increased $1,312,000 since December 31, 2017, totaling $397,188,000 at March 31, 2018. Growth in deposits since year-end 2017 has been used to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady, although cash flow available from the investment portfolio decreased in 2018 compared to 2017, as a result of interest rates rising.

Approximately $193,454,000 and $202,887,000 of available-for-sale debt securities at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2018 was $96,504,000, or 8.23% of total assets, compared with shareholders' equity of $98,570,000, or 8.55% of total assets, at December 31, 2017. Shareholders’ equity at March 31, 2018 and December 31, 2017 included a negative adjustment of $8,624,000 and $4,086,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.90% and 8.88% at March 31, 2018 and December 31, 2017, respectively.

Average shareholders' equity and average total assets were $104,832,000 and $1,164,390,000 for the quarter ended March 31, 2018, an increase of 3.3% and 4.2%, respectively, from the averages for the year ended December 31, 2017. The ratio of average total equity to average total assets was 9.0% for the quarter ended March 31, 2018 compared to 9.1% for all 2017.

Retained earnings at March 31, 2018 were impacted by three months of net income totaling $2,935,000 partially offset by dividends declared and paid of $1,105,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $242,000 to capital during the quarter ended March 31, 2017.  The stock issued for the dividend declared in March 2018, ordinarily issued during the first quarter, was issued in early April, due to the financial markets being closed for a holiday.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2018, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

QNB and the Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier 1 capital and Tier 2 capital. Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III) became effective for QNB on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.

Under the final rules, minimum requirements increased for both the quantity and quality of capital. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  Strict eligibility criteria for regulatory capital instruments were also implemented.  The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. QNB continues to monitor the effect of these new rules on the business, operations and capital levels of the Company and the Bank.

The following table sets forth consolidated information for QNB Corp.

	March 31,	December 31,
Capital Analysis	2018	2017
Regulatory Capital
Shareholders' equity	$96,504	$98,570
Net unrealized securities losses, net of tax	8,624	4,086
Net unrealized losses on available-for-sale equity securities, net of tax	—	(212)
Disallowed intangible assets	(8)	(6)
Common equity tier I capital	105,120	102,438

Tier I capital	105,120	102,438
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,110	7,914
Unrealized gains on equity securities, net of tax	—	—
Total regulatory capital	$113,230	$110,352
Risk-weighted assets	$897,508	$881,503
Quarterly average assets for leverage capital purposes	$1,164,382	$1,153,721

	March 31,	December 31,
Capital Ratios	2018	2017
Common equity tier I capital / risk-weighted assets	11.71%	11.62%
Tier I capital / risk-weighted assets	11.71%	11.62%
Total regulatory capital / risk-weighted assets	12.62%	12.52%
Tier I capital / average assets (leverage ratio)	9.03%	8.88%

At March 31, 2018, common equity Tier I, Tier I capital, total regulatory capital and leverage ratios improved slightly from December 31, 2017. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2018.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2018 is liability sensitive. Management expects that market interest rates will continue with gradual increases in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2018 and 2017 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2018	2017
+300	-6.32%	-8.24%
+200	-4.10%	-5.49%
+100	-1.90%	-2.65%
-100	-1.78%	*N/A

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

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2018, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2018

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended March 31, 2018. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2018 through January 31, 2018	—	—	—	42,117
February 1, 2018 through February 28, 2018	—	—	—	42,117
March 1, 2018 through March 31, 2018	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: May 9, 2018	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 9, 2018	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: May 9, 2018	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank