Form 10-Q
period 2018-06-30
QNB CORP
filed 2018-08-08
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2018
Common Stock, par value $0.625	3,466,504

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2018

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$10,787	$10,793
Interest-bearing deposits in banks	939	5,538
Total cash and cash equivalents	11,726	16,331

Investment debt securities
Available-for-sale (amortized cost $356,329 and $380,440)	344,194	374,570
Investment equity securities (cost of $10,127 and $5,296)	9,600	4,975
Restricted investment in stocks	2,668	1,501
Loans held-for-sale	404	—
Loans receivable	779,886	733,283
Allowance for loan losses	(8,192)	(7,841)
Net loans	771,694	725,442
Bank-owned life insurance	11,032	10,894
Premises and equipment, net	9,648	8,495
Accrued interest receivable	3,573	3,545
Net deferred tax assets	4,523	3,319
Other assets	3,812	3,265
Total assets	$1,172,874	$1,152,337

Liabilities
Deposits
Demand, non-interest bearing	$135,482	$129,212
Interest-bearing demand	286,248	297,470
Money market	80,053	84,562
Savings	261,224	257,522
Time	120,303	124,485
Time of $100 or more	102,416	100,697
Total deposits	985,726	993,948
Short-term borrowings	85,646	55,756
Accrued interest payable	371	384
Other liabilities	3,313	3,679
Total liabilities	1,075,056	1,053,767

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,630,037 shares and 3,612,677
shares issued; 3,465,468 and 3,448,108 shares outstanding	2,269	2,258
Surplus	19,293	18,691
Retained earnings	88,319	84,183
Accumulated other comprehensive loss, net of tax	(9,587)	(4,086)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	97,818	98,570
Total liabilities and shareholders' equity	$1,172,874	$1,152,337

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
(unaudited)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$8,512	$7,115	$16,939	$14,187
Interest and dividends on investment securities (AFS & Equity):
Taxable	1,551	1,551	3,128	3,114
Tax-exempt	461	484	944	949
Interest on trading securities	—	16	—	45
Interest on interest-bearing balances and other interest income	38	26	60	33
Total interest income	10,562	9,192	21,071	18,328

Interest expense
Interest on deposits
Interest-bearing demand	436	228	810	402
Money market	62	76	120	128
Savings	369	278	699	537
Time	379	372	757	740
Time of $100,000 or more	415	328	814	651
Interest on short-term borrowings	201	52	380	132
Total interest expense	1,862	1,334	3,580	2,590
Net interest income	8,700	7,858	17,491	15,738
Provision for loan losses	187	300	375	600
Net interest income after provision for loan losses	8,513	7,558	17,116	15,138

Non-interest income
Net gain on sales of investment debt and equity securities	48	115	133	864
Unrealized gain (loss) on investment equity securities	41	—	(205)	—
Net gain on trading activities	—	10	—	27
Fees for services to customers	408	421	829	813
ATM and debit card	487	449	917	866
Retail brokerage and advisory	105	104	208	207
Bank-owned life insurance	69	120	137	191
Merchant	82	92	156	172
Net gain on sale of loans	37	201	44	251
Other	177	103	302	214
Total non-interest income	1,454	1,615	2,521	3,605

Non-interest expense
Salaries and employee benefits	3,627	3,237	6,972	6,323
Net occupancy	448	425	919	876
Furniture and equipment	563	456	1,050	885
Marketing	221	307	531	536
Third party services	506	407	916	801
Telephone, postage and supplies	173	199	354	399
State taxes	164	155	335	348
FDIC insurance premiums	146	134	321	275
Other	685	622	1,313	1,087
Total non-interest expense	6,533	5,942	12,711	11,530
Income before income taxes	3,434	3,231	6,926	7,213
Provision for income taxes	572	845	1,129	1,967
Net income	$2,862	$2,386	$5,797	$5,246
Earnings per share - basic	$0.83	$0.70	$1.68	$1.53
Earnings per share - diluted	$0.82	$0.69	$1.67	$1.53
Cash dividends per share	$0.32	$0.31	$0.64	$0.62

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2018			2017
Three months ended June 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,434	$572	$2,862	$3,231	$845	$2,386
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(1,217)	(255)	(962)	1,682	572	1,110
Reclassification adjustment for gains included in net income	(2)	(1)	(1)	(115)	(40)	(75)
Other comprehensive (loss) income	(1,219)	(256)	(963)	1,567	532	1,035
Total comprehensive income	$2,215	$316	$1,899	$4,798	$1,377	$3,421

Six months ended June 30,	2018			2017
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$6,926	$1,129	$5,797	$7,213	$1,967	$5,246
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(6,263)	(1,315)	(4,948)	2,931	997	1,934
Reclassification adjustment for gains included in net income	(3)	(1)	(2)	(864)	(294)	(570)
Other comprehensive income	(6,266)	(1,316)	(4,950)	2,067	703	1,364
Total comprehensive (loss) income	$660	$(187)	$847	$9,280	$2,670	$6,610

Tax rate of 21% for 2018 and 34% for 2017

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Six months ended June 30, 2018 and 2017

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2017	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570
Net income		—	—	5,797	—	—	5,797
Other comprehensive loss, net of tax		—	—	—	(4,950)	—	(4,950)
Cash dividends declared ($0.64 per share)		—	—	(2,212)	—	—	(2,212)
Equity securities fair value reclassification (1)				(254)	254		—
ASU 2018-02 stranded tax reclassification (2)				805	(805)		—
Stock issued in connection with dividend reinvestment and stock purchase plan	9,934	6	423	—	—	—	429
Stock issued for employee stock purchase plan	1,426	1	56	—	—	—	57
Stock issued for options exercised	6,000	4	65	—	—	—	69
Stock-based compensation expense		—	58	—	—	—	58
Balance, June 30, 2018	3,465,468	$2,269	$19,293	$88,319	$(9,587)	$(2,476)	$97,818
(1) Refer to Note 2, ASU 2016-01
(2) Refer to Note 2, ASU 2018-02

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567
Net income		—	—	5,246	—	—	5,246
Other comprehensive income, net of tax		—	—	—	1,364	—	1,364
Cash dividends declared ($0.62 per share)		—	—	(2,122)	—	—	(2,122)
Stock issued in connection with dividend reinvestment and stock purchase plan	13,579	9	503	—	—	—	512
Stock issued for employee stock purchase plan	1,318	1	41	—	—	—	42
Stock issued for options exercised	6,642	4	86	—	—	—	90
Stock-based compensation expense		—	51	—	—	—	51
Balance, June 30, 2017	3,433,240	$2,249	$18,099	$83,271	$(2,393)	$(2,476)	$98,750

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Six months ended June 30,	2018	2017
Operating Activities
Net income	$5,797	$5,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436	403
Provision for loan losses	375	600
Net gain on sales of debt and equity securities	(133)	(864)
Net unrealized loss on equity securities	205	—
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(1)
Net gain on sale of loan held for investment	—	(99)
Net gain on sale of loans	(44)	(152)
Proceeds from sales of residential mortgages held-for-sale	1,949	4,675
Origination of residential mortgages held-for-sale	(2,309)	(4,264)
Income on bank-owned life insurance	(137)	(191)
Stock-based compensation expense	58	51
Net decrease in trading securities	—	3,596
Deferred income tax provision	110	130
Net increase in income taxes payable	(294)	(601)
Net (increase) decrease in accrued interest receivable	(28)	622
Amortization of mortgage servicing rights and change in valuation allowance	31	47
Net amortization of premiums and discounts on investment securities	740	839
Net decrease in accrued interest payable	(13)	(37)
Increase in other assets	(388)	(1,203)
(Decrease) increase in other liabilities	(260)	36
Net cash provided by operating activities	6,094	8,833
Investing Activities
Proceeds from payments, maturities and calls of debt securities available-for-sale	22,380	27,255
Proceeds from the sale of debt securities available-for-sale	4,159	19,358
Proceeds from the sale of equity securities	1,390	5,262
Purchases of debt securities available-for-sale	(3,166)	(40,602)
Purchases of equity securities	(6,090)	(3,868)
Proceeds from redemption of investment in restricted bank stock	4,505	2,977
Purchase of restricted stock	(5,672)	(3,934)
Proceeds from sale of loan held for investment	—	99
Net increase in loans	(46,627)	(62,093)
Net purchases of premises and equipment	(1,590)	(241)
Redemption of bank-owned life insurance	—	752
Proceeds from sales of other real estate owned and repossessed assets	1	1
Net cash used in investing activities	(30,710)	(55,034)
Financing Activities
Net increase in non-interest bearing deposits	6,270	1,359
Net (decrease) increase in interest-bearing deposits	(14,492)	36,600
Net increase in short-term borrowings	29,890	14,247
Cash dividends paid, net of reinvestment	(1,927)	(1,858)
Proceeds from issuance of common stock	270	380
Net cash provided by financing activities	20,011	50,728
(Decrease) increase in cash and cash equivalents	(4,605)	4,527
Cash and cash equivalents at beginning of year	16,331	10,721
Cash and cash equivalents at end of period	$11,726	$15,248
Supplemental Cash Flow Disclosures
Interest paid	$3,593	$2,627
Income taxes paid	1,313	2,434
Non-cash transactions:
Unsettled trades to purchase securities	—	(2,598)

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2017 Annual Report incorporated in the Form 10-K. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

QNB used the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented.  QNB reclassified a net loss of $254,000 from accumulated other comprehensive loss to retained earnings on January 1, 2018.  Based on an evaluation of our deferred tax asset and considering the effect of the new guidance, management believes that deferred tax assets related to AFS debt securities are realizable and no valuation allowance would be required.  Management believes the potential effect of using exit versus entry price is most relevant for fair value disclosures of loans, which considers the impact of credit risk on fair value.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (2017 Tax Reform Act) was enacted into law.  The 2017 Tax Reform Act made significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate from 35% to 21% effective January 1, 2018.  The Company recorded less tax expense for the three and six months periods of 2018 than in the

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

comparable periods of 2017, with effective tax rates of 16.7% in 2018 compared to 26.2% in 2017 for the three months and 16.3% in 2018 compared to 27.3% in 2017 for the six months, primarily a result of the 2017 Tax Reform Act.

QNB adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 202) during the first quarter of 2018.  The amendments in this ASU, issued by the FASB on February 2, 2018, affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act and eliminates the stranded tax effects resulting from the 2017 Tax Reform Act.  The Company chose to early adopt the amendments in this update as permitted.  QNB reclassified $805,000 from accumulated other comprehensive loss to retained earnings in the consolidated statement of shareholders’ equity during the first quarter of 2018.

QNB adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), effective January 1, 2018.  Under ASU 2014-09, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  QNB applied the five-step method outlined in ASU 2014-09 to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of QNB’s interest income and non-interest income were not impacted by the adoption of this ASU because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes were similar to our current revenue recognition practices. We reviewed non-interest sources of income and related contracts to document the impact of the new standard on our service offerings that are in the scope of the ASU including:  service charges on deposits; ATM and debit card income; retail brokerage and advisory fees; merchant income; credit card income; sale of checks to depositors; miscellaneous fees; and sale of OREOs.  Upon our analysis we concluded that the adoption of ASC 606 did not change the timing and pattern of revenue recognition related to scoped in non-interest income sources and only required additional disclosures.  In addition, we reviewed, and where necessary, enhanced our business processes, systems and controls to support recognition and disclosures under the new standard.

The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods, however, additional disclosures have been added in accordance with the ASU which can be found in Note 12 – Revenue Recognition from Contracts with Customers.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-based compensation expense was $36,000 and $33,000 for the three months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense was $58,000 and $51,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $161,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 32 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of June 30, 2018, there were 184,200 options granted, 65,850 options forfeited, 91,825 options exercised, and 26,525 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 73,500 options granted and outstanding under this Plan as of June 30, 2018. There were 1,100 options forfeited and no options exercised as of June 30, 2018. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Six months ended June 30,	2018	2017
Risk free interest rate	2.15%	1.48%
Dividend yield	1.24%	3.19%
Volatility	18.12%	17.89%
Expected life (years)	4.20	4.20

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first six months of 2018 and 2017 was $5.29 and $3.88, respectively.

Stock option activity during the six months ended June 30, 2018 and 2017 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2017	85,525	$30.94
Granted	25,000	43.60
Exercised	(10,000)	24.86
Forfeited	(1,600)	32.52
Outstanding at June 30, 2018	98,925	$34.73	2.99	$1,180
Exercisable at June 30, 2018	26,525	$27.46	1.14	$509

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	73,950	$27.14
Granted	25,000	37.60
Exercised	(10,675)	22.24
Forfeited	(100)	21.35
Outstanding at June 30, 2017	88,175	$30.71	3.09	$849
Exercisable at June 30, 2017	21,825	$24.33	1.15	$349

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share - net income	$2,862	$2,386	$5,797	$5,246
Denominator for basic earnings per share - weighted average shares outstanding	3,460,360	3,425,356	3,456,467	3,420,239
Effect of dilutive securities - employee stock options	20,952	17,852	20,407	16,027
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,481,312	3,443,208	3,476,874	3,436,266
Earnings per share - basic	$0.83	$0.70	$1.68	$1.53
Earnings per share - diluted	0.82	0.69	1.67	1.53

There were 25,000  stock options that were anti-dilutive for both three- and six-month periods ended June 30, 2018 and 2017.     These stock options were not included in the above calculation.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Unrealized net holding losses on available-for-sale securities	$(12,130)	$(6,165)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(5)	(26)
Accumulated other comprehensive loss	(12,135)	(6,191)
Tax effect	2,548	1,300
Stranded tax effect (1)	—	805
Accumulated other comprehensive loss, net of tax	$(9,587)	$(4,086)
(1) Refer to Note 2, ASU 2018-02

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

Three months ended June 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2018	2017	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$2	$115	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	2	115
Tax effect	(1)	(40)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$1	$75	Net of tax

Six months ended June 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2018	2017	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$3	$864	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	3	864
Tax effect	(1)	(294)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$2	$570	Net of tax

6. INVESTMENT SECURITIES

QNB engaged in trading activities for its own account. Municipal securities that were held principally for resale in the near term were recorded in the trading account at fair value with changes in fair value recorded in non-interest income. During the second quarter of 2017, QNB Bank redeemed the trading securities portfolio, as lack of volatility and the interest rate environment resulted in the declined performance of the portfolio.  The net realized gains were $27,000 for the six months ended June 30, 2017. Interest and dividends were included in interest income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair values of investment debt securities available-for-sale and equity securities at June 30, 2018 and December 31, 2017 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
June 30, 2018	value	gains	losses	cost
U.S. Government agency	$69,495	$—	$(2,982)	$72,477
State and municipal	70,952	236	(662)	71,378
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	127,426	95	(5,214)	132,545
Collateralized mortgage obligations (CMOs)	71,257	11	(3,525)	74,771
Pooled trust preferred	118	—	(5)	123
Corporate debt	4,946	14	(103)	5,035
Equity	9,600	360	(887)	10,127
Total investment debt securities available-for-sale and equity securities	$353,794	$716	$(13,378)	$366,456

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2017	value	gains	losses	cost
U.S. Government agency	$70,524	$—	$(1,948)	$72,472
State and municipal	76,804	717	(113)	76,200
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	142,703	195	(2,401)	144,909
Collateralized mortgage obligations (CMOs)	76,302	29	(2,292)	78,565
Pooled trust preferred	215	—	(26)	241
Corporate debt	8,022	6	(37)	8,053
Equity	4,975	28	(349)	5,296
Total investment debt securities available-for-sale and equity securities	$379,545	$975	$(7,166)	$385,736

The amortized cost and estimated fair value of debt securities available-for-sale by contractual maturity at June 30, 2018 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
June 30, 2018	Fair value	cost
Due in one year or less	$6,938	$6,922
Due after one year through five years	185,003	191,920
Due after five years through ten years	131,117	135,913
Due after ten years	21,136	21,574
Total investment debt securities available-for-sale	$344,194	$356,329

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from sales of investment debt securities available-for-sale were approximately $1,756,000 and $9,872,000 for the three months ended June 30, 2018 and 2017, respectively. Proceeds from sales of investment equity securities were approximately $678,000 and $752,000 for the three months ended June 30, 2018 and 2017, respectively.  Proceeds from sales of investment debt securities available-for-sale were approximately $4,159,000 and $19,358,000 for the six months ended June 30, 2018 and 2017, respectively. Proceeds from sales of investment equity securities were approximately $1,390,000 and $5,262,000 for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018 and December 31, 2017, investment debt securities available-for-sale totaling approximately $187,915,000 and $202,887,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended June 30, 2018						Three months ended June 30, 2017
			Other-than-						Other-than-
	Gross	Gross	temporary	Gross	Gross		Gross	Gross	temporary
	realized	realized	impairment	unrealized	unrealized	Net	realized	realized	impairment	Net
	gains	losses	losses	gains	losses	gains	gains	losses	losses	gains/(losses)
Equity securities	$44	$—	$—	$375	$(334)	$85	$131	$—	$—	$131
Debt securities available-for-sale	4	—	—	—	—	4	431	(447)	—	(16)
Total	$48	$—	$—	$375	$(334)	$89	$562	$(447)	$—	$115

	Six months ended June 30, 2018						Six months ended June 30, 2017
			Other-than-						Other-than-
	Gross	Gross	temporary	Gross	Gross		Gross	Gross	temporary
	realized	realized	impairment	unrealized	unrealized	Net	realized	realized	impairment	Net
	gains	losses	losses	gains	losses	gains/(losses)	gains	losses	losses	gains
Equity securities	$130	$—	$—	$349	$(554)	$(75)	$856	$—	$—	$856
Debt securities available-for-sale	25	(22)	—	—	—	3	509	(501)	—	8
Total	$155	$(22)	$—	$349	$(554)	$(72)	$1,365	$(501)	$—	$864

Tax expense applicable to the net realized gains for the three-month periods ended June 30, 2018 and 2017 were a credit of $14,000 and $48,000, respectively.  Tax expense applicable to the net realized gains for the six-month periods ended June 30, 2018 and 2017 were $38,000 and $350,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the income statement but is recognized in other comprehensive income. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income.

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities during first six months of 2018 or 2017. The table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Six months ended June 30,	2018	2017
Balance, beginning of period	$1	$1,153
Reductions: sale, collaterized debt obligation	—	(1,152)
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Balance, end of period	$1	$1

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	securities	value	losses	value	losses	value	losses
U.S. Government agency	53	$8,731	$(258)	$60,764	$(2,724)	$69,495	$(2,982)
State and municipal	99	35,507	(492)	5,604	(170)	41,111	(662)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	108	53,757	(1,795)	71,300	(3,419)	125,057	(5,214)
Collateralized mortgage obligations (CMOs)	77	21,839	(712)	48,757	(2,813)	70,596	(3,525)
Pooled trust preferred	1	—	—	118	(5)	118	(5)
Corporate debt	4	2,963	(68)	969	(35)	3,932	(103)
Equity	19	4,128	(550)	832	(337)	4,960	(887)
Total	361	$126,925	$(3,875)	$188,344	$(9,503)	$315,269	$(13,378)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	securities	value	losses	value	losses	value	losses
U.S. Government agency	53	$10,828	$(155)	$59,696	$(1,793)	$70,524	$(1,948)
State and municipal	37	10,577	(49)	4,446	(64)	15,023	(113)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	99	61,069	(705)	72,318	(1,696)	133,387	(2,401)
Collateralized mortgage obligations (CMOs)	70	21,660	(349)	52,833	(1,943)	74,493	(2,292)
Pooled trust preferred	1	—	—	215	(26)	215	(26)
Corporate debt	4	3,018	(20)	988	(17)	4,006	(37)
Equity	11	2,727	(277)	275	(72)	3,002	(349)
Total	275	$109,879	$(1,555)	$190,771	$(5,611)	$300,650	$(7,166)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2018 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities,

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds one pooled trust preferred security as of June 30, 2018. This security has a total amortized cost of approximately $123,000 and a fair value of $118,000.   The pooled trust preferred security is available-for-sale securities and is carried at fair value.

The following table provides additional information related to the pooled trust preferred security (PreTSL) as of June 30, 2018:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2018)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$123	$118	$(5)	$—	$(1)	Ba1/BB	4	—	0.00%	185.4%

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

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments, a credit-related portion and a non-credit related portion of impairment are determined. The credit-related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the quarter and six months ended June 30, 2018 and 2017, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. RESTRICTED INVESTMENT IN STOCK

Restricted investment in stock includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $2,656,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at June 30, 2018. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution.  Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6298 as of June 30, 2018), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B.  Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for OTTI periodically. As of June 30, 2018, there was no OTTI associated with these shares.

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

Major classes of loans are as follows:

	June 30,	December 31,
	2018	2017
Commercial:
Commercial and industrial	$160,281	$147,190
Construction	52,143	51,157
Secured by commercial real estate	304,865	286,867
Secured by residential real estate	69,995	71,703
State and political subdivisions	47,405	38,087
Retail:
1-4 family residential mortgages	63,681	55,818
Home equity loans and lines	74,346	75,576
Consumer	6,955	6,680
Total loans	779,671	733,078
Net unearned costs	215	205
Loans receivable	$779,886	$733,283

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At June 30, 2018 and December 31, 2017, overdrafts were approximately $122,000 and $126,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2018, there was a concentration of loans to lessors or residential buildings and dwellings of 15.6% of total loans and to lessors of nonresidential buildings of 18.6% of total loans,

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compared with 15.7% and of 17.3% of total loans, respectively, at December 31, 2017.  These concentrations were primarily within the commercial real estate categories.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2018 and December 31, 2017:

June 30, 2018	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$154,058	$183	$6,040	$—	$160,281
Construction	52,143	—	—	—	52,143
Secured by commercial real estate	286,441	8,320	10,104	—	304,865
Secured by residential real estate	67,940	—	2,055	—	69,995
State and political subdivisions	47,405	—	—	—	47,405
Total	$607,987	$8,503	$18,199	$—	$634,689

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$139,820	$863	$6,507	$—	$147,190
Construction	51,156	—	1	—	51,157
Secured by commercial real estate	268,069	10,569	8,229	—	286,867
Secured by residential real estate	69,571	222	1,910	—	71,703
State and political subdivisions	38,087	—	—	—	38,087
Total	$566,703	$11,654	$16,647	$—	$595,004

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2018 and December 31, 2017:

June 30, 2018	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$62,704	$977	$63,681
Home equity loans and lines	74,200	146	74,346
Consumer	6,851	104	6,955
Total	$143,755	$1,227	$144,982

December 31, 2017	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$54,936	$882	$55,818
Home equity loans and lines	75,433	143	75,576
Consumer	6,595	85	6,680
Total	$136,964	$1,110	$138,074

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2018 and December 31, 2017:

June 30, 2018	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$58	$247	$1,361	$1,666	$158,615	$160,281
Construction	—	—	—	—	52,143	52,143
Secured by commercial real estate	736	86	647	1,469	303,396	304,865
Secured by residential real estate	372	50	199	621	69,374	69,995
State and political subdivisions	—	—	—	—	47,405	47,405
Retail:
1-4 family residential mortgages	—	119	494	613	63,068	63,681
Home equity loans and lines	63	47	65	175	74,171	74,346
Consumer	19	28	23	70	6,885	6,955
Total	$1,248	$577	$2,789	$4,614	$775,057	$779,671

December 31, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$25	$429	$57	$511	$146,679	$147,190
Construction	—	—	—	—	51,157	51,157
Secured by commercial real estate	899	—	730	1,629	285,238	286,867
Secured by residential real estate	24	—	210	234	71,469	71,703
State and political subdivisions	—	—	—	—	38,087	38,087
Retail:
1-4 family residential mortgages	744	152	504	1,400	54,418	55,818
Home equity loans and lines	251	44	119	414	75,162	75,576
Consumer	23	8	—	31	6,649	6,680
Total	$1,966	$633	$1,620	$4,219	$728,859	$733,078

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2018 and December 31, 2017:

June 30, 2018	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$2,678
Construction	—	—
Secured by commercial real estate	—	1,651
Secured by residential real estate	—	1,198
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	977
Home equity loans and lines	—	146
Consumer	23	81
Total	$23	$6,731

December 31, 2017	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,367
Construction	—	—
Secured by commercial real estate	—	1,987
Secured by residential real estate	—	1,458
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	882
Home equity loans and lines	—	142
Consumer	—	85
Total	$—	$7,921

Activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 are as follows:

Three months ended June 30, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,829	$4	$—	$7	$2,840
Construction	557	16	—	—	573
Secured by commercial real estate	2,431	278	—	1	2,710
Secured by residential real estate	835	(72)	—	18	781
State and political subdivisions	121	69	—	—	190
Retail:
1-4 family residential mortgages	512	(3)	—	—	509
Home equity loans and lines	381	(27)	(44)	1	311
Consumer	61	21	(23)	8	67
Unallocated	310	(99)	N/A	N/A	211
Total	$8,037	$187	$(67)	$35	$8,192

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended June 30, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,978	$191	$—	$8	$2,177
Construction	463	53	—	—	516
Secured by commercial real estate	2,577	61	—	2	2,640
Secured by residential real estate	1,344	(156)	—	12	1,200
State and political subdivisions	124	(1)	—	—	123
Retail:
1-4 family residential mortgages	415	24	—	—	439
Home equity loans and lines	342	(25)	—	2	319
Consumer	77	9	(18)	10	78
Unallocated	399	144	N/A	N/A	543
Total	$7,719	$300	$(18)	$34	$8,035

Six months ended June 30, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,711	$107	$—	$22	$2,840
Construction	563	10	—	—	573
Secured by commercial real estate	2,410	298	—	2	2,710
Secured by residential real estate	816	(55)	—	20	781
State and political subdivisions	114	76	—	—	190
Retail:
1-4 family residential mortgages	444	65	—	—	509
Home equity loans and lines	357	(7)	(44)	5	311
Consumer	57	39	(49)	20	67
Unallocated	369	(158)	N/A	N/A	211
Total	$7,841	$375	$(93)	$69	$8,192

Six months ended June 30, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,459	$698	$—	$20	$2,177
Construction	449	67	—	—	516
Secured by commercial real estate	2,646	(10)	—	4	2,640
Secured by residential real estate	1,760	(592)	(3)	35	1,200
State and political subdivisions	123	—	—	—	123
Retail:
1-4 family residential mortgages	366	73	—	—	439
Home equity loans and lines	353	(39)	—	5	319
Consumer	76	22	(39)	19	78
Unallocated	162	381	N/A	N/A	543
Total	$7,394	$600	$(42)	$83	$8,035

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,233,000 and $1,321,000 as of June 30, 2018 and December 31, 2017, respectively. Non-performing TDRs totaled $2,444,000 and $2,994,000 as of June 30, 2018 and December 31, 2017, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	June 30, 2018		December 31, 2017
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$3,398	$—	$3,448	$—
TDRs with an allowance recorded	279	190	867	235
Total	$3,677	$190	$4,315	$235

There was one newly identified TDR during the six months ended June 30, 2018. The TDR concession involved extension of a maturity date and lower monthly payments.  As of June 30, 2018 and December 31, 2017, QNB had no commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were net charge-offs of $0 and $3,000 during the six months ended June 30, 2018 and 2017, respectively, resulting from loans previously modified as TDRs.

The following tables present loans, by loan class, modified as TDRs during the three and six months ended June 30, 2018 and 2017. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended June 30,	2018			2017
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	—	$—	$—	—	$—	$—
Total	—	$—	$—	—	$—	$—

Six months ended June 30,	2018			2017
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	1	$47	$57	—	$—	$—
Total	1	$47	$57	—	$—	$—

There were no loans modified as TDRs within 12 months prior to June 30, 2018 for which there was a payment default (60 days or more past due) during the six months ended June 30, 2018.  There was one loan with an outstanding balance of $21,000 that was  modified as TDRs within 12 months prior to June 30, 2017 for which there was a payment default (60 days or more past due) during the six months ended June 30, 2017.

The Company has four consumer mortgage loans secured by residential real estate for which foreclosure proceedings are in process at June 30, 2018. The recorded investment is $559,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at June 30, 2018 and December 31, 2017 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2018	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,840	$1,125	$1,715	$160,281	$5,079	$155,202
Construction	573	—	573	52,143	—	52,143
Secured by commercial real estate	2,710	—	2,710	304,865	3,781	301,084
Secured by residential real estate	781	61	720	69,995	1,573	68,422
State and political subdivisions	190	—	190	47,405	—	47,405
Retail:
1-4 family residential mortgages	509	9	500	63,681	1,309	62,372
Home equity loans and lines	311	13	298	74,346	166	74,180
Consumer	67	—	67	6,955	81	6,874
Unallocated	211	N/A	N/A	N/A	N/A	N/A
Total	$8,192	$1,208	$6,773	$779,671	$11,989	$767,682

	Allowance for Loan Losses			Loans Receivable
December 31, 2017	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,711	$1,260	$1,451	$147,190	$6,498	$140,692
Construction	563	—	563	51,157	1	51,156
Secured by commercial real estate	2,410	—	2,410	286,867	3,874	282,993
Secured by residential real estate	816	84	732	71,703	1,744	69,959
State and political subdivisions	114	—	114	38,087	—	38,087
Retail:
1-4 family residential mortgages	444	8	436	55,818	1,218	54,600
Home equity loans and lines	357	40	317	75,576	164	75,412
Consumer	57	—	57	6,680	85	6,595
Unallocated	369	N/A	N/A	N/A	N/A	N/A
Total	$7,841	$1,392	$6,080	$733,078	$13,584	$719,494

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,789	$3,998		$5,070	$5,461
Construction	—	—		1	1
Secured by commercial real estate	3,781	4,336		3,874	4,464
Secured by residential real estate	1,408	1,712		914	1,239
State and political subdivisions	—	—		—	—
Retail:
1-4 family residential mortgages	1,150	1,191		1,057	1,108
Home equity loans and lines	126	177		124	168
Consumer	81	87		85	90
Total	$10,335	$11,501		$11,125	$12,531

With an allowance recorded:
Commercial:
Commercial and industrial	$1,290	$2,535	$1,125	$1,428	$2,593	$1,260
Construction	—	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—	—
Secured by residential real estate	165	185	61	830	879	84
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	159	185	9	161	163	8
Home equity loans and lines	40	41	13	40	41	40
Consumer	—	—	—	—	—	—
Total	$1,654	$2,946	$1,208	$2,459	$3,676	$1,392

Total:
Commercial:
Commercial and industrial	$5,079	$6,533	$1,125	$6,498	$8,054	$1,260
Construction	—	—	—	1	1	—
Secured by commercial real estate	3,781	4,336	—	3,874	4,464	—
Secured by residential real estate	1,573	1,897	61	1,744	2,118	84
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	1,309	1,376	9	1,218	1,271	8
Home equity loans and lines	166	218	13	164	209	40
Consumer	81	87	—	85	90	—
Total	$11,989	$14,447	$1,208	$13,584	$16,207	$1,392

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

Six Months Ended June 30,	2018		2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$6,208	$121	$4,879	$8
Construction	—	—	86	2
Secured by commercial real estate	3,752	49	5,838	78
Secured by residential real estate	1,696	9	2,252	13
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	1,222	6	955	7
Home equity loans and lines	186	1	102	1
Consumer	83	—	91	—
Total	$13,147	$186	$14,203	$109

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2018:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Equity securities	$9,600	$—	$—	$9,600
Debt securities available-for-sale
U.S. Government agency securities	—	69,495	—	69,495
State and municipal securities	—	70,952	—	70,952
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	127,426	—	127,426
Collateralized mortgage obligations (CMOs)	—	71,257	—	71,257
Pooled trust preferred securities	—	—	118	118
Corporate debt securities	—	4,946	—	4,946
Total debt securities available-for-sale	—	344,076	118	344,194
Total recurring fair value measurements	$9,600	$344,076	$118	$353,794

Nonrecurring fair value measurements
Impaired loans	$—	$—	$446	$446
Mortgage servicing rights	—	—	6	6
Total nonrecurring fair value measurements	$—	$—	$452	$452

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three or six months ended June 30, 2018. There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or six-month periods ended June 30, 2018.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2018	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$299	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -80%
				Liquidation expenses	(3)	-10%
Impaired loans	147	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-20% to -50%
Mortgage servicing rights	6	Discounted cash flow		Remaining term		2 to 27 years
				Discount rate		12.50%

	Quantitative information about Level 3 fair value measurements
December 31, 2017	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$943	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -90%
				Liquidation expenses	(3)	-10%
Impaired loans	124	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-25% to -50%
Mortgage servicing rights	34	Discounted cash flow		Remaining term		2 to 26 years
				Discount rate		13% to 15%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2018 and 2017:

	Fair value measurements using significant unobservable inputs (Level 3)
	2018	2017
Balance, January 1,	$215	$2,281
Payments received	(119)	(55)
Sale of securities	—	(2,026)
Total gains or losses (realized/unrealized)
Included in earnings	—	(15)
Included in other comprehensive income	22	27
Transfers in and/or out of Level 3	—	—
Balance, June 30,	$118	$212

The Level 3 securities consist of one collateralized debt obligation security, PreTSL security, which is backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 6, the market for these securities at June 30, 2018 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which the PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2018;
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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s five underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.74% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2018 and December 31, 2017:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2018	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$11,726	$11,726	$11,726	$—	$—
Investment securities:
Equities	9,600	9,600	9,600	—	—
Available-for-sale	344,194	344,194	—	344,076	118
Restricted investment in stocks	2,668	2,668	—	2,668	—
Loans held-for-sale	404	415	—	415	—
Net loans	771,694	774,814	—	—	774,814
Mortgage servicing rights	466	609	—	—	609
Accrued interest receivable	3,573	3,573	—	3,573	—

Financial liabilities
Deposits with no stated maturities	$763,007	$763,007	$763,007	$—	$—
Deposits with stated maturities	222,719	218,800	—	218,800	—
Short-term borrowings	85,646	85,646	85,646	—	—
Accrued interest payable	371	371	—	371	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	65	—

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30,	December 31,
	2018	2017
Commitments to extend credit and unused lines of credit	$293,857	$313,541
Standby letters of credit	18,774	15,211
Total financial instrument commitments	$312,631	$328,752

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $17,708,000 will expire within

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2018 and December 31, 2017 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

11. REGULATORY RESTRICTIONS

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA) was enacted into law, which provides certain modifications to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which will provide regulatory relief for smaller and certain regional banking organizations.  In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements.  In addition to the sections that reduce the regulator burden on the Bank, the following sections of EGRRCPA will impact or potentially impact QNB’s financial statements:

•

Section 201 requires the Federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8%-10% for depository institutions and depository institution holding companies, including banks and bank holding companies, with less than $10 billion in total consolidated assets.  If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed to be in compliance with (1) the leverage and risk-based capital requirements promulgated by the Federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the Federal banking agencies’ “prompt corrective action” regime; and (3) “any other capital or leverage requirements” to which the depository institution or holding company is subject, in each case unless the appropriate Federal banking agency determines otherwise based on the particular institution’s risk profile.  In carrying out these requirements, the Federal banking agencies are required to consult with State banking regulators and notify the applicable State banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio.

•

Section 214 statutorily prescribes that the Federal banking agencies may only require depository institutions to apply a heightened risk-weight to exposures that are “high volatility commercial real estate” (HVCRE) if the exposures meet the definition of a HVCRE Acquisition, Development or Construction (ADC) loan as set forth in that section.  The new definition applies to a narrower scope of exposures.  The new definition of HVCRE ADC loan excludes loans made prior to January 1, 2015, amends the loan-to-value/capital contribution exemption, specifies the loan must primarily finance the property, has the purpose of providing financing to acquire, develop or improve such real property in income-producing property and is dependent upon future income or sales proceeds or refinancing of such property to repay the loan.  Once the property sufficiently produces cash-flows to support the debt service and expenses in accordance with the bank’s underwriting criteria for permanent financing, the loan meets the exemption as a HVCRE ADC loan.  The new definition is applicable for QNB’s reporting of its Regulatory Capital Ratios in Note 11 and had a positive impact of approximately five basis points to the ratios.

•

Section 217 requires a reduction of the Federal Reserve Bank’s combined surplus fund from $7.5 billion to $6.825 billion.  This surplus fund was decreased earlier this year from $10 billion to $7.5 billion as part of the Bipartisan Budget Act of 2018.  This will impact the calculation of QNB’s Deposit Insurance.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items.

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2018, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$115,662	12.70%	$72,861	8.00%	$91,077	10.00%
Bank	106,129	12.03	70,572	8.00	88,215	10.00

Tier I capital (to risk-weighted assets):
Consolidated	107,397	11.79	54,646	6.00	54,646	6.00
Bank	97,864	11.09	52,929	6.00	70,572	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	107,397	11.79	40,985	4.50	N/A	N/A
Bank	97,864	11.09	39,697	4.50	57,339	6.50

Tier I capital (to average assets):
Consolidated	107,397	9.20	46,655	4.00	N/A	N/A
Bank	97,864	8.46	46,262	4.00	57,827	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$110,352	12.52%	$70,520	8.00%	$88,150	10.00%
Bank	101,040	11.67	69,277	8.00	86,596	10.00

Tier I capital (to risk-weighted assets):
Consolidated	102,438	11.62	52,890	6.00	52,890	6.00
Bank	93,126	10.75	51,957	6.00	69,277	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	102,438	11.62	39,668	4.50	N/A	N/A
Bank	93,126	10.75	38,968	4.50	56,287	6.50

Tier I capital (to average assets):
Consolidated	102,438	8.88	46,149	4.00	N/A	N/A
Bank	93,126	8.14	45,761	4.00	57,201	5.00

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REVENUE RECOGNITION FROM CONTRACTS WITH CUSTOMERS

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.  The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

•

Fees for services to customers—fees include service charges on deposits which are included as liabilities in the consolidated statement of financial position and consist of transaction-based fees, stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, and overdraft services fees for various retail and business checking customers.  These fees are charged as earned on the day of the transaction or within the month of the service, with the exception of Enhanced Account Analysis Fees, which are calculated on the previous month’s activity and assessed on the following month.  The Enhanced Account Analysis Fees are currently being accrued; the revenue is currently being recorded in the month it is earned.   Service charges on deposits are withdrawn directly from the customer’s account balance.

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

•

Merchant – QNB earns interchange fees from credit/debit cardholder transactions conducted through VISA/MasterCard payment networks.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

•	Other—includes credit card fees, sales of checks to depositors, miscellaneous fees and gain/losses on sale of OREO.
•	Credit card fees are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.
•

Sales of checks to depositors are commissions earned from a third-party who provides checks to QNB’s customers.  There is a pre-paid incentive with the third party which is recognized over the term of the contact.  Other commissions on the sales of checks are recorded weekly.

•	Miscellaneous fees, such as wire, cashier check and garnishment fees, are charged as earned on the day of the transaction.
•

Gain (loss) on sales of OREO – QNB records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the QNB finances the sale of OREO to the buyer, QNB assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, QNB adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the quarter or six months ended June 30, 2018 and 2017, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the quarter or six months ended June 30, 2018 or 2017, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2018 of $2,862,000, or $0.82 per share on a diluted basis, compared to net income of $2,386,000, or $0.69 per share on a diluted basis, for the same period in 2017.  For the six-month period ended June 30, 2018, QNB reported net income of $5,797,000, or $1.67 per share on a diluted basis, compared to net income of $5,246,000, or $1.53 per share on a diluted basis, for the same period in 2017.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.98% and 10.70%, respectively, for the quarter ended June 30, 2018 compared with 0.87% and 9.52%, respectively, for the quarter ended June 30, 2017.  For the six months ended June 30, 2018, the annualized rate of return on average assets and average shareholders’ equity was 1.00% and 11.02%, respectively, compared with 0.97% and 10.62%, for the same period in 2017.

Total assets as of June 30, 2018 were $1,172,874,000, compared with $1,152,337,000 at December 31, 2017. Loans receivable at June 30, 2018 were $779,886,000, compared with $733,283,000 at December 31, 2017, an increase of $46,603,000, or 6.4%, with commercial lending as the largest contributor to the growth. Total deposits of $985,726,000 at June 30, 2018 decreased $8,222,000, or 0.8%, compared with total deposits of $993,948,000 at December 31, 2017.

Results for the three and six months ended June 30, 2018 include the following significant components:

•	Net interest income increased $842,000, or 10.7%, to $8,700,000 and $1,753,000, or 11.1%, to $17,491,000 for the three and six months ended June 30, 2018 respectively.
•	Net interest margin on a tax-equivalent basis increased five basis points for the quarter and two basis points year-to-date, to 3.15% and 3.18%, respectively.
•	QNB recorded $187,000 in provision for loan losses for the quarter and $375,000 for the six months ended June 30, 2018, compared with $300,000 and $600,000 for the same periods in 2017, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•	Non-interest income decreased $161,000, or 10.0%, to $1,454,000 for the second quarter and $1,084,000, or 30.1%, to $2,521,000 for year-to-date 2018, compared with the same periods in 2017.
•	Non-interest expense increased $591,000, or 9.9%, to $6,533,000 for the second quarter and $1,181,000, or 10.2%, to $12,711,000 for year-to-date 2018, compared to the same periods in 2017.
•

Total non-performing loans were $7,987,000, or 1.02% of loans receivable at June 30, 2018, compared to $9,242,000, or 1.26% of loans receivable at December 31, 2017. Loans on non-accrual status were $6,731,000 at June 30, 2018 compared with $7,921,000 at December 31, 2017. Net charge-offs for the six months ended June 30, 2018 were $24,000, compared with net recoveries of $41,000 for the 2017 period.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2018 and 2017.  The tax-equivalent adjustments are based on the marginal Federal corporate tax rate of 21% and 34% for three and six months ended June 30, 2018 and 2017, respectively.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total interest income	$10,562	$9,192	$21,071	$18,328
Total interest expense	1,862	1,334	3,580	2,590
Net interest income	8,700	7,858	17,491	15,738
Tax-equivalent adjustment	201	390	402	777
Net interest income (fully taxable-equivalent)	$8,901	$8,248	$17,893	$16,515

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$—	0.00%	$—	$1,985	4.78%	$24
Investment securities (AFS & Equity):
U.S. Government agencies	72,476	1.79	324	73,007	1.78	325
State and municipal	71,528	3.26	584	75,620	3.88	733
Mortgage-backed and CMOs	212,076	2.12	1,124	221,045	2.04	1,130
Pooled trust preferred securities	123	4.53	2	2,846	2.27	16
Corporate debt securities	6,538	2.39	39	8,064	1.98	40
Equities	10,109	2.87	72	6,923	3.18	55
Total investment securities	372,850	2.30	2,145	387,505	2.37	2,299
Loans:
Commercial real estate	427,120	4.61	4,904	387,959	4.41	4,270
Residential real estate	60,830	3.82	580	49,196	3.84	472
Home equity loans	66,298	4.46	736	65,822	3.78	621
Commercial and industrial	155,505	4.98	1,930	124,363	4.63	1,437
Consumer loans	7,105	5.95	106	6,494	5.38	87
Tax-exempt loans	40,686	3.21	325	34,927	3.97	346
Total loans, net of unearned income*	757,544	4.54	8,581	668,761	4.34	7,233
Other earning assets	2,890	5.12	37	9,018	1.18	26
Total earning assets	1,133,284	3.81	10,763	1,067,269	3.60	9,582
Cash and due from banks	11,657			13,213
Allowance for loan losses	(8,103)			(7,766)
Other assets	29,545			29,228
Total assets	$1,166,383			$1,101,944

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$186,532	0.23%	108	$171,584	0.21%	88
Municipals	99,001	1.33	328	92,188	0.61	140
Money market	77,903	0.32	62	92,866	0.33	76
Savings	263,365	0.56	369	253,524	0.44	278
Time	121,392	1.25	379	128,394	1.16	372
Time of $100,000 or more	105,353	1.58	415	94,741	1.39	328
Total interest-bearing deposits	853,546	0.78	1,661	833,297	0.62	1,282
Short-term borrowings	67,841	1.19	201	44,365	0.46	52
Total interest-bearing liabilities	921,387	0.81	1,862	877,662	0.61	1,334
Non-interest-bearing deposits	133,454			118,895
Other liabilities	4,241			4,846
Shareholders' equity	107,301			100,541
Total liabilities and shareholders' equity	$1,166,383			$1,101,944
Net interest rate spread		3.00%			2.99%
Margin/net interest income		3.15%	$8,901		3.10%	$8,248

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$-	0.00%	$-	$2,393	5.69%	$68
Investment securities (AFS & Equity):
U.S. Government agencies	72,475	1.79	649	74,540	1.76	657
State and municipal	73,127	3.27	1,196	73,823	3.89	1,438
Mortgage-backed and CMOs	215,753	2.11	2,274	222,497	2.05	2,278
Pooled trust preferred securities	179	4.07	4	2,876	1.26	18
Corporate debt securities	7,290	2.30	84	8,067	1.94	78
Equities	9,231	2.91	133	6,881	3.27	112
Total investment securities	378,055	2.30	4,340	388,684	2.36	4,581
Loans:
Commercial real estate	424,032	4.65	9,768	381,609	4.57	8,650
Residential real estate	58,958	3.84	1,132	48,370	3.85	930
Home equity loans	66,253	4.35	1,430	66,104	3.82	1,251
Commercial and industrial	155,068	5.08	3,904	118,717	4.65	2,736
Consumer loans	7,010	5.89	205	6,377	5.25	166
Tax-exempt loans	39,567	3.23	634	35,117	3.95	689
Total loans, net of unearned income*	750,888	4.59	17,073	656,294	4.43	14,422
Other earning assets	4,223	2.86	60	7,540	0.92	34
Total earning assets	1,133,166	3.82	21,473	1,054,911	3.65	19,105
Cash and due from banks	11,486			12,658
Allowance for loan losses	(8,086)			(7,605)
Other assets	28,790			29,032
Total assets	$1,165,356			$1,088,996

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$183,323	0.22%	203	$166,783	0.20%	168
Municipals	100,775	1.21	607	89,764	0.53	234
Money market	79,938	0.30	120	85,469	0.30	128
Savings	261,266	0.54	699	247,317	0.44	537
Time	122,641	1.25	757	129,540	1.15	740
Time of $100,000 or more	106,555	1.54	814	95,129	1.38	651
Total interest-bearing deposits	854,498	0.76	3,200	814,002	0.61	2,458
Short-term borrowings	69,637	1.10	380	52,418	0.51	132
Total interest-bearing liabilities	924,135	0.78	3,580	866,420	0.60	2,590
Non-interest-bearing deposits	130,835			118,381
Other liabilities	4,313			4,605
Shareholders' equity	106,073			99,590
Total liabilities and shareholders' equity	$1,165,356			$1,088,996
Net interest rate spread		3.04%			3.05%
Margin/net interest income		3.18%	$17,893		3.16%	$16,515

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent and 34 percent for three and six months ended June 30, 2018 and 2017, respectively. Non-accrual loans and investment securities are included in earning assets.

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

	Three months ended			Six months ended
	June 30, 2018 compared			June 30, 2018 compared
	to June 30, 2017			to June 30, 2017
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$(24)	$(24)	$—	$(68)	$(68)	$—
Investment securities (AFS & Equity):
U.S. Government agencies	(1)	(3)	2	(8)	(18)	10
State and municipal	(149)	(39)	(110)	(242)	(13)	(229)
Mortgage-backed and CMOs	(6)	(46)	40	(4)	(69)	65
Pooled trust preferred securities	(14)	(15)	1	(14)	(17)	3
Corporate debt securities	(1)	(8)	7	6	(7)	13
Equities	17	25	(8)	21	37	(16)
Total Investment securities (AFS & Equity)	(154)	(86)	(68)	(241)	(87)	(154)
Loans:
Commercial real estate	634	431	203	1,118	961	157
Residential real estate	108	112	(4)	202	203	(1)
Home equity loans	115	4	111	179	3	176
Commercial and industrial	493	360	133	1,168	838	330
Consumer loans	19	9	10	39	17	22
Tax-exempt loans	(21)	56	(77)	(55)	87	(142)
Total Loans	1,348	972	376	2,651	2,109	542
Other earning assets	11	(17)	28	26	(15)	41
Total interest income	1,181	845	336	2,368	1,939	429
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	20	8	12	35	17	18
Municipals	188	11	177	373	29	344
Money market	(14)	(12)	(2)	(8)	(7)	(1)
Savings	91	11	80	162	31	131
Time	7	(20)	27	17	(40)	57
Time of $100,000 or more	87	35	52	163	78	85
Total interest-bearing deposits	379	33	346	742	108	634
Short-term borrowings	149	27	122	248	43	205
Total interest expense	528	60	468	990	151	839
Net interest income	$653	$785	$(132)	$1,378	$1,788	$(410)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the second quarter of 2018 were $1,133,284,000, an increase of $66,015,000, or 6.2%, from the second quarter of 2017, with average loans increasing $88,783,000, or 13.3%, and average investment securities decreasing $16,640,000, or 4.3%, over the same period. Growth in the loan portfolio supports net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 66.8% for the second quarter of 2018, compared with 62.7% for the second quarter of 2017. On the funding side, average deposits increased $34,808,000, or 3.7%, to $987,000,000 for the second quarter of 2018 with growth in all categories except money markets and time deposits less than $100,000. Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the second quarter of 2018 increased $23,476,000, to $67,841,000, which consisted of average commercial repurchase agreements of $37,484,000 and average overnight borrowings of

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$30,357,000.  For the same period in 2017, borrowings consisted of average commercial repurchase agreements of $40,216,000 and average overnight borrowings of $4,149,000.

The net interest margin for the second quarter of 2018 increased five basis points to 3.15% compared to the same period in 2017.  While competition for quality loans in our local market continues to exert pressure on the net interest margin, three increases in the prime lending rate since June 30, 2017 have provided increased interest income on variable rate loans, and moderate competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,181,000, or 12.3%, to $10,763,000 for the second quarter of 2018; total interest expense increased $528,000, or 39.6%, to $1,862,000. The increase in interest income was due to growth in loans.  All categories of interest-bearing deposits, except money markets, experienced higher rates in the second quarter of 2018 compared to second quarter of 2017, due to rate increases for municipal deposits indexed to Fed Funds, and a 15-basis point rate increase to the eSavings and Rewards checking products since June 30, 2017.

The yield on earning assets on a tax-equivalent basis increased 21 basis points from 3.60% for the second quarter of 2017 to 3.81% for the second quarter of 2018.  The cost of interest-bearing liabilities was 0.81% for the second quarter ended June 30, 2018, compared with 0.61% for the same period in 2017.

Interest income on investment securities (available-for-sale and equity) decreased $154,000 when comparing the quarters ended June 30, 2018 and 2017. The average yield on the investment portfolio was 2.30% for the first quarter of 2018 compared with 2.37% for the second quarter of 2017. Proceeds from sales, payments, calls and maturities, net of purchases, were utilized to grow the loan portfolio at higher yields than the investment portfolio.

Interest income on trading securities decreased $24,000, as the portfolio was sold in 2017, reducing the $1,985,000 second quarter 2017 average balance to $0 in 2018.  Decreased interest income on U.S. Government agencies of $1,000 was primarily due to a decrease in volume of $531,000.

Tax-exempt municipal securities experienced a decrease in yield due to the 2017 Tax Reform Act of approximately 62 basis points and is the primary contributing factor to the $149,000 decline in interest income; also contributing was a decrease in average balances of $4,092,000.  QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2018.  The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed securities and CMOs decreased $6,000 with an eight-basis point increase in average yield which partially offset the $8,969,000 decrease in average balances.  This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. Mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Dividends on equity securities increased $17,000, as the average balance increased $3,186,000, or 46.0%, more than offset the decrease in yield of 31 basis points when comparing the quarters ended June 30, 2018 and 2017.

Income on loans increased $1,348,000 to $8,581,000 when comparing the second quarters of 2018 and 2017, with a 13.3% growth in average balances contributing an increase in interest income of $972,000. Despite increases in the prime rate in June and December of 2017 and March and June of 2018, competitive pressures result in new loans being originated at lower rates. Mitigating competitive pricing, variable rate loans have repriced higher.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $634,000 primarily due to the 10.1% increase in average balances. Average balances increased $39,161,000, to $427,120,000 for the quarter ended June 30, 2018 compared with the same quarter in 2017. The yield on commercial real estate loans increased 20 basis points from 4.41% in 2017 to 4.61% in 2018.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on commercial and industrial loans increased $493,000. Average balances increased $31,142,000, or 25.0%, to $155,505,000 for the second quarter of 2018 resulting in a $360,000 increase in income. The average yield on these loans increased 35 basis points to 4.98% resulting in an increase in income of $133,000. Many of the loans in this category are indexed to the prime interest rate, which increased by 75 basis points since June 30, 2017.

Tax-exempt loan income was $325,000 for the second quarter of 2018, a decrease of $21,000 from the same period in 2017. As with municipal marketable securities, there was a decrease in yield due to the 2017 Tax Reform Act.  The yield on municipal loans decreased 76 basis points, to 3.21% for the second quarter of 2018, compared with the same period in 2017, resulting in decrease of $77,000 in interest income.  This was partially offset by an increase in average balances of $5,759,000, or 16.5%, to $40,686,000 for the second quarter of 2018, resulting in an increase of $56,000 in income.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in overall retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $11,634,000, or 23.6%, to $60,830,000 for the second quarter of 2018 compared to the same period in 2017. Over this same timeframe, the average yield on the portfolio decreased two basis points to 3.82% for the second quarter of 2018. The combined result was a net increase in interest income of $108,000. Average home equity loans increased slightly by $476,000, or 0.7%, to $66,298,000 while the average yield increased 68 basis points to 4.46% resulting in an increase in interest income of $115,000. Average consumer loans increased $611,000, or 9.4%, to $7,105,000 and the yield on the portfolio increased 57 basis points to 5.95% for the second quarter of 2018 resulting in a combined $19,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $528,000, when comparing the second quarter of 2018 to the same period in 2017.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand and savings deposits. Average non-interest-bearing demand accounts increased $14,559,000, or 12.2%, to $133,454,000 for the second quarter of 2018. QNB has been successful in increasing both personal and business checking accounts.  Average interest-bearing demand accounts increased $14,948,000, or 8.7%, to $186,532,000 for the second quarter of 2018. Interest expense on interest-bearing demand accounts increased $20,000 to $108,000 for the same period, as the average rate paid increased two basis points to 0.23% for the second quarter of 2018. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.25% on balances up to $25,000 and 0.40% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2018, the average balance in this product was $56,627,000 and the related interest expense was $85,000 for an average yield of 0.60%. In comparison, the average balance of the QNB-Rewards accounts for the second quarter of 2017 was $51,815,000 with a related interest expense of $70,000 and an average rate paid of 0.54%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $119,769,000 for the second quarter of 2017 to $129,905,000 for the second quarter of 2018. The average rate paid on these balances was 0.07% for the 2018 quarter compared to 0.06% for the same period in 2017.

Interest expense on municipal interest-bearing demand accounts increased $188,000 to $328,000 for the second quarter of 2018. The average balance of municipal interest-bearing demand accounts increased $6,813,000, or 7.4%, to $99,001,000, with the average interest rate paid on these accounts increasing 72 basis points to 1.33% for the second quarter of 2018.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore, the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts decreased $14,963,000, or 16.1%, to $77,903,000 for the second quarter of 2018 compared with the same period in 2017. Interest expense on money market accounts decreased $14,000 to $62,000, while the average interest rate paid on money market accounts decreased one basis point to 0.32% for the second quarter of 2018.  Most of balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $91,000 when comparing the second quarter of 2018 to the second quarter of 2017, and the average rate increased 12 basis points to 0.56% when comparing both periods. When comparing these same periods, average savings accounts increased $9,841,000, or 3.9%, to $263,365,000 for the second quarter of 2018 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

deposits, with average balances for the second quarter of 2018 of $190,063,000. This product has grown successfully since its introduction in the third quarter of 2009. The average yield paid on these accounts was 0.71% for the first quarter of 2018 and 0.55% for the same period in 2017. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $4,439,000, or 6.4%, when comparing the first quarter of 2018 average to the same period in 2017.

Total interest expense on total time deposits totaled $794,000 for the second quarter of 2018 compared to $700,000 in 2017. Average total time deposits increased by $3,610,000 to $226,745,000 for the second quarter of 2018. As with fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 14 basis points from 1.26% to 1.40% when comparing the second quarter of 2017 to the same period in 2018.

Approximately $92,217,000, or 41%, of time deposits at June 30, 2018 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.92%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings increased $149,000 for the second quarter of 2018 to $201,000 when compared to the same period in 2017. When comparing these same periods, average balances increased from $23,476,000 to $67,841,000, primarily due to an increase in average FHLB borrowings of $26,199,000, while the average rate paid increased 73 basis points to 1.19% for the second quarter of 2018.

Net Interest Income and Net Interest Margin – Six-Month Comparison

For the six-month period ending June 30, 2018 average earning assets increased $78,255,000, or 7.4%, to $1,133,166,000, with average loans increasing 14.4% and average investment securities decreasing 3.3%. Average total deposits increased $52,950,000, or 5.7%, to $985,333,000 for the six-month period ended June 30, 2018 compared to the same period in 2017. The net interest margin on a tax-equivalent basis was 3.18% for the six-month period ended June 30, 2018, a two-basis point increase from the same period in 2017.

Total interest income on a tax-equivalent basis increased $2,368,000, or 12.4%, from $19,105,000 to $21,473,000, when comparing the six-month periods ended June 30, 2017 and June 30, 2018 due to the additional interest income generated from the growth in earning assets combined with the impact of improved yields on some of those assets. Interest income increased $1,939,000 as a result of volume increases, and $429,000 as a result of better yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.65% to 3.82% for the six-month periods with the yield on loans up 16 basis points to 4.59%. QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments, including trading securities, decreased eight basis points from 2.38% to 2.30% when comparing the six-month periods.

Total interest expense increased $990,000 for the six-month period ended June 30, 2018 compared with the same period in 2017, attributable to the increase in deposits into higher-earning interest-bearing DDA, as well as rate increases in the eSavings, Rewards checking, and municipal deposits, which are correlated to changes in the Fed Funds target rate. The average rate paid on interest bearing deposits increased 15 basis point to 0.76% for the six-month period ended June 30, 2018 versus the first half of 2017.  QNB Bank funded short-term cash needs with increased Federal Home Loan Bank borrowings in the first half of 2018 compared with the same period in 2017; the total short-term borrowing rate increased 59 basis points, which also contributed to the increase in interest expense.  The yield on interest-bearing liabilities rose 18 basis points to 0.78% for the first half of 2018.

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

Based on this analysis, QNB recorded $187,000 and $375,000 in provision for loan losses in the second quarter and first six months of 2018, compared with $300,000 and $600,000 for the same periods in 2017, respectively.  QNB's allowance for loan losses of $8,192,000 represents 1.05% of loans receivable at June 30, 2018 compared with an allowance for loan losses of $7,841,000, or 1.07% of loans receivable, at December 31, 2017, and $8,035,000, or 1.16% of loans receivable at June 30, 2017. Management believes the allowance for loan losses at June 30, 2018 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs were $32,000 and $24,000 for the three and six months ended June 30, 2018, respectively, compared with net recoveries of $16,000 and $41,000, respectively, for the same periods in 2017.  Annualized net charge-offs as a percentage of average loans receivable were 0.02% and 0.01% for the three and six months ended June 30, 2018, respectively, compared with annualized recoveries as a percentage of loans receivable of 0.01% for the same periods in 2017.

Non-performing assets of $7,987,000 at June 30, 2018 compares favorably with $9,242,000 as of December 31, 2017 and $10,846,000 as of June 30, 2017.  Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.02% of loans receivable at June 30, 2018 compared with 1.26% of loans receivable at December 31, 2017.  At June 30, 2017, non-performing loans totaled $10,846,000, or 1.56% of loans receivable. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At June 30, 2018, $3,512,000, or approximately 52%, of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $18,199,000, an increase of $1,552,000, or 9.3%, from the $16,647,000 reported at December 31, 2017 and a increase of $643,000, or 3.7%, from the $17,556,000 reported at June 30, 2017.

QNB had $23,000 in loans past due 90 days or more and still accruing interest at June 30, 2018, compared to $0 at December 31, 2017 and June 30, 2017. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.59% of loans receivable at June 30, 2018 compared with 0.58% at December 31, 2017 and 0.30% at June 30, 2017.  The majority of the increase in the ratio of delinquent to total loans is due to one commercial relationship.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $1,233,000 at June 30, 2018, compared with $1,321,000 at December 31, 2017, and $1,393,000 at June 30, 2017. There was one newly identified troubled debt restructuring in the six months ended June 30, 2018, a non-accruing home equity loan. QNB had no other real estate owned or repossessed assets as of June 30, 2018, December 31, 2017, or June 30, 2017.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2018	2017	2017
Non-accrual loans	$6,731	$7,921	$9,453
Loans past due 90 days or more and still accruing interest	23	—	—
Troubled debt restructured loans (not already included above)	1,233	1,321	1,393
Total non-performing loans	7,987	9,242	10,846

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$750,828	$682,292	$656,026
Total loans	779,886	733,283	695,213

Allowance for loan losses	8,192	7,841	8,035

Allowance for loan losses to:
Non-performing loans	102.57%	84.84%	74.09%
Total loans (excluding held-for-sale)	1.05%	1.07%	1.16%
Average total loans	1.09%	1.15%	1.22%

Non-performing loans / total loans (excluding held-for-sale)	1.02%	1.26%	1.56%
Non-performing assets / total assets	0.68%	0.80%	0.97%

An analysis of net loan recoveries for the three and six months ended June 30, 2018 compared to 2017 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net recoveries	$32	$(16)	$24	$(41)

Net annualized recoveries charge-offs to:
Total loans	0.02%	(0.01%)	0.01%	(0.01%)
Average total loans excluding held-for-sale	0.02%	(0.01%)	0.01%	(0.01%)
Allowance for loan losses	1.57%	(0.81%)	0.59%	(1.03%)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At June 30, 2018 and December 31, 2017, the recorded investment in loans for which impairment has been identified totaled $11,989,000 and $13,584,000 of which $10,335,000 and $11,125,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $1,654,000 and $2,459,000 at June 30, 2018 and December 31, 2017, respectively, and the related allowance for loan losses associated with these loans was $1,208,000 and $1,392,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Net gain on sales of investment securities	$48	$115	$(67)	-58.3%	$133	$864	$(731)	-84.6%
Unrealized gain (loss) on investment equity securities	41	—	41	N/M	(205)	—	(205)	N/M
Net gain on trading activity	—	10	(10)	N/M	—	27	(27)	N/M
Fees for services to customers	408	421	(13)	(3.1)	829	813	16	2.0
ATM and debit card	487	449	38	8.5	917	866	51	5.9
Retail brokerage and advisory	105	104	1	1.0	208	207	1	0.5
Bank-owned life insurance	69	120	(51)	(42.5)	137	191	(54)	(28.3)
Merchant	82	92	(10)	(10.9)	156	172	(16)	(9.3)
Net gain on sale of loans	37	201	(164)	(81.6)	44	251	(207)	(82.5)
Other	177	103	74	71.8	302	214	88	41.1
Total	$1,454	$1,615	$(161)	-10.0%	$2,521	$3,605	$(1,084)	-30.1%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2018 was $1,454,000, a decrease of $161,000, compared to $1,615,000 for the second quarter of 2017. Excluding net gains on investment securities, trading activities and sale of loans for both periods, total non-interest income increased 3.0% to $1,328,000 for the second quarter of 2018 compared to $1,289,000 for the second quarter of 2017.

Net gains on investment securities decreased $67,000 from $115,000 in second quarter of 2017 to $48,000 in second quarter of 2018.  Gain on investments are primarily derived from sale of equity securities.  Market conditions in the equities market for the quarter ended June 30, 2018 versus the same period in 2017 resulted in fewer opportunities for profitable sales.  The adoption of Accounting Standard Update 2016-01 (ASU 2016-01) effective January 1, 2018 requires the Company to record unrealized gains or losses on equity securities through earnings, rather than in other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains on equity securities were $41,000 for the second quarter of 2018.  The Bank redeemed the trading investment portfolio in its entirety during the second quarter of 2017, therefore no income in 2018 compared with the same period in 2017.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of residential mortgage loans decreased $65,000 when comparing the two periods.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Residential mortgage loans to be sold are identified at origination.  Proceeds from the sale of residential mortgages were $1,344,000 and $2,652,000 for the second quarters of 2018 and 2017, respectively.  QNB recognized a $99,000 gain on sale of a non-performing loan during the second quarter of 2017.

Fees for services to customers decreased $13,000, or 3.1%, to $408,000 at June 30, 2018, due primarily to an decrease in net overdraft income.  ATM and debit card income increased $38,000, or 8.5%, to $487,000 for the second quarter of 2018, compared to the same period in 2017, due to increases in card-based transactions and expansion of checking account households.

Bank-owned life insurance included a life insurance benefit of $51,000 in the second quarter of 2017.  Other non-interest income increased $74,000, or 71.8%, due to a sales tax refund of $57,000 in 2018, increased letter of credit income and mortgage servicing fees.

Six-Month Comparison

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total non-interest income for the six-month periods ended June 30, 2018 and 2017 was $2,521,000 and $3,605,000, respectively, a decrease of $1,084,000, or 30.1%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $2,549,000 and $2,463,000, an increase of $86,000.

Net investment securities gains decreased $731,000 to $133,000 for the six months ended June 30, 2018 compared to $864,000 for the comparable six months in 2017. Market conditions in the equities market for the six months ended June 30, 2018 versus the same period in 2017 resulted in fewer opportunities for profitable sales.   Under ASU 2016-01, QNB recorded unrealized losses on equity securities of $205,000 for the six months ended June 30, 2018.

Excluding the $99,000 gain on note sale during 2017, net gains on the sale of loans decreased $108,000 to $44,000, when comparing the six months ended June 30, 2018 to the same period in 2017.  Proceeds from the sale of residential mortgages were $1,949,000 and $4,675,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

ATM and debit card income, and fees for services to customers increased for the first six months of 2018 compared to 2017, for reasons detailed in the quarterly comparison.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries and employee benefits	$3,627	$3,237	$390	12.0%	$6,972	$6,323	$649	10.3%
Net occupancy	448	425	23	5.4	919	876	43	4.9
Furniture and equipment	563	456	107	23.5	1,050	885	165	18.6
Marketing	221	307	(86)	(28.0)	531	536	(5)	(0.9)
Third-party services	506	407	99	24.3	916	801	115	14.4
Telephone, postage and supplies	173	199	(26)	(13.1)	354	399	(45)	(11.3)
State taxes	164	155	9	5.8	335	348	(13)	(3.7)
FDIC insurance premiums	146	134	12	9.0	321	275	46	16.7
Other	685	622	63	10.1	1,313	1,087	226	20.8
Total	$6,533	$5,942	$591	9.9%	$12,711	$11,530	$1,181	10.2%

Quarter to Quarter Comparison

Total non-interest expense was $6,533,000 for the second quarter of 2018, an increase of $591,000, or 9.9%, compared to the second quarter of 2017.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate.  Salaries and benefits expense increased $390,000, or 12.0%, to $3,627,000 when comparing the two quarters.  Salary expense and related payroll taxes increased $167,000, or 5.9%, to $2,989,000 during the second quarter 2018 compared to the same period in 2017 due to additions to staff.  Benefits expense increased $223,000, or 53.7%, to $638,000, due primarily to increased medical insurance claims comparing the two quarters.

Net occupancy and furniture and equipment expense increased $130,000, or 14.8%, to $1,011,000, due to the relocation of the Warminster loan facility to a new full-service branch, as well as, the renovation of the operations center.  Building and equipment maintenance expense increased $54,000, depreciation expense increased $19,000, and computer software amortization and maintenance expense increased $43,000, when comparing the two quarters.  Marketing expense decreased $86,000, or 28.0%, to $221,000 for the quarter ended June 30, 2018. This was due to the timing of sponsorships and donations made in the first quarter of 2018 versus in the second quarter of 2017.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $99,000 when comparing the two periods, due primarily to legal fees and IT services.

Telephone and postage and supplies expenses decreased $26,000, or 13.1%, due to decreased data line cost and costs related to debit card conversion in 2017.  FDIC insurance premiums increased $12,000, or 9.0%, due to the change in the assessment rate for the quarter. Other non-interest expense increased $63,000, or 10.1%, due to training and check card expense.

Six-Month Comparison

Total non-interest expense was $12,711,000 for the six-month period ended June 30, 2018, an increase of $1,181,000, or 10.2%, compared to the first half of 2017.

Salaries and benefits expense increased $649,000 to $6,972,000 for the six months ended June 30, 2018 compared to the same period in 2017, for the same reasons described in the quarter comparison. Salary and related payroll tax expense increased $316,000, or 5.7%, during the period, to $5,840,000 while benefits expense increased $333,000, to $1,132,000, related to increased medical premiums and post-retirement life insurance expense.

Net occupancy and furniture and equipment expense increased $208,000, or 1.8%, to $1,969,000, and third-party services increased $115,000, or 14.4%, to $916,000 for the six months ended June 30, 2018, for the same reasons described in the quarter comparison.

Telephone, postage and supplies expenses decreased in the first six months of 2018 compared to 2017, and FDIC insurance premiums and other non-interest expense increased for the first six months ended June 30, 2017, due to the reasons described in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2018, QNB’s net deferred tax asset was $4,523,000. The primary components of deferred taxes are deferred tax assets of $1,720,000 relating to the allowance for loan losses, $2,548,000 related to unrealized losses on available for sale securities, and $324,000 related to non-accrual interest income. As of December 31, 2017, QNB’s net deferred tax asset was $3,319,000. The primary difference in the balance of net deferred tax assets when comparing June 30, 2018 to December 31, 2017 is the increase in deferred tax asset due to increased unrealized losses on available for sale securities.

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

Applicable income tax expense was $572,000 for the quarter and $1,129,000 for the six months ended June 30, 2018, compared to $845,000 and $1,967,000 for the same periods in 2018. The effective tax rate for second quarter and year-to-date 2018 was 16.7% and 16.3%, respectively, compared with 26.2% and 27.3% for the same periods in 2017. This decrease in effective tax rate in 2018 is due primarily to a reduced corporate tax rate from 34% to 21%, resulting from the Tax Cuts and Jobs Act, effective January 1, 2018.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total assets at June 30, 2018 were $1,172,874,000 compared with $1,152,337,000 at December 31, 2017.  Cash and cash equivalents decreased $4,605,000 from $16,331,000 at December 31, 2017 to $11,726,000 at June 30, 2018, due primarily to growth in loans.

The composition of the investment portfolio is essentially unchanged since December 31, 2017.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.  QNB owns one CDO in the form of a pooled trust preferred security, with a fair value of $118,000. PreTSL IV represents the senior-most obligation of the trust.

Loans receivable grew $46,603,000, or 6.4%, with commercial loans increasing $39,685,000, or 6.7%, to $634,689,000 at June 30, 2018, compared with $595,004,000 at year-end 2017.  Retail loan balances grew $6,908,000, to $144,982,000, when comparing June 30, 2018 to December 31, 2017.

Deposits declined $8,222,000 to $985,726,000 at June 30, 2018. Municipal interest-bearing demand balances decreased $21,056,000, or 17.8%, to $97,108,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  Interest-bearing demand balances, excluding municipal deposits, grew $9,834,000, or 5.5%, to $189,140,000, with the Rewards checking and Select 50 products providing $8,162,000 of the growth. Savings balances increased $3,702,000 from December 31, 2017 to June 30, 2018.  Non-interest-bearing demand balances increased $6,270,000 to $135,482,000 at June 30, 2018, due to both personal and business deposits.  Money market balances declined $4,509,000, or 5.3%, to $80,053,000 as depositors moved to high-yielding savings accounts.  Time deposits decreased $2,463,000 from December 31, 2017 to June 30, 2018.  It is anticipated that total deposits will increase during the third quarter as tax money received from the local school districts flows in during September, then declines for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 53.6%, from $55,756,000 at December 31, 2017 to $85,646,000 at June 30, 2018. Commercial sweep accounts decreased $2,650,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds.  Overnight borrowings from FHLB increased $32,540,000 to $46,451,000 to support loan growth.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2018, the Bank had a maximum borrowing capacity with the FHLB of approximately $259,700,000, net of the $46,451,000 in overnight borrowings and a $350,000 letter of credit at June 30, 2018. The maximum borrowing depends upon qualifying collateral assets and QNB’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $46,000,000. At June 30, 2018, there were no outstanding borrowings under these lines.  During the second quarter of 2018, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $29,952,000 since December 31, 2017, totaling $365,924,000 at June 30, 2018. Proceeds from sales, call and maturities of debt securities available-for-sale and the issuance of short-term borrowings have been used to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds are called or mature and cash flow on

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

mortgage-backed and CMO securities continues to be steady, although cash flow available from the investment portfolio decreased in 2018 compared to 2017, as a result of interest rates rising.

Approximately $187,915,000 and $202,887,000 of available-for-sale debt securities at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2018 was $97,818,000, or 8.34% of total assets, compared with shareholders' equity of $98,570,000, or 8.55% of total assets, at December 31, 2017. Shareholders’ equity at June 30, 2018 and December 31, 2017 included a negative adjustment of $9,587,000 and $4,086,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.08% and 8.88% at June 30, 2018 and December 31, 2017, respectively.

Average shareholders' equity and average total assets were $106,073,000 and $1,165,356,000 for the six months ended June 30, 2018, an increase of 4.5% and 4.3%, respectively, from the averages for the year ended December 31, 2017. The ratio of average total equity to average total assets was 9.1% for both the six months ended June 30, 2018 and for all 2017.

Retained earnings at June 30, 2018 were impacted by six months of net income totaling $5,797,000 partially offset by dividends declared and paid of $2,212,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $429,000 to capital during the six months ended June 30, 2018.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2018, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted into law. which provides certain modifications to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which will provide

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

regulatory relief for smaller and certain regional banking organizations.  Section 214 statutorily prescribes that the Federal banking agencies may only require depository institutions to apply a heightened risk-weight to exposures that are “high volatility commercial real estate” (HVCRE) if the exposures meet the definition of a HVCRE Acquisition, Development or Construction (ADC) loan as set forth in that section.  The new definition applies to a narrower scope of exposures.  The new definition of HVCRE ADC loan excludes loans made prior to January 1, 2015, amends the loan-to-value/capital contribution exemption, the loan must primarily finance the property, have the purpose of providing financing to acquire, develop or improve such real property in income-producing property and is dependent upon future income or sales proceeds or refinancing of such property to repay the loan.  Once the property sufficiently produces cash-flows to support the debt service and expenses in accordance with the bank’s underwriting criteria for permanent financing, the loan it meets the exemption as a HVCRE ADC loan.  Under the new definition, QNB’s was able to move certain HVCRE loans from the 150% to the 100% risk-weighted category as of June 30, 2018; resulting in a favorable increase to its regulatory capital ratios of approximately 5 basis points.

The following table sets forth consolidated information for QNB Corp.

	June 30,	December 31,
Capital Analysis	2018	2017
Regulatory Capital
Shareholders' equity	$97,818	$98,570
Net unrealized securities losses, net of tax	9,587	4,086
Net unrealized losses on available-for-sale equity securities, net of tax	—	(212)
Disallowed intangible assets	(8)	(6)
Common equity tier I capital	107,397	102,438

Tier I capital	107,397	102,438
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,265	7,914
Unrealized gains on equity securities, net of tax	—	—
Total regulatory capital	$115,662	$110,352
Risk-weighted assets	$910,768	$881,503
Quarterly average assets for leverage capital purposes	$1,166,375	$1,153,721

	June 30,	December 31,
Capital Ratios	2018	2017
Common equity tier I capital / risk-weighted assets	11.79%	11.62%
Tier I capital / risk-weighted assets	11.79%	11.62%
Total regulatory capital / risk-weighted assets	12.70%	12.52%
Tier I capital / average assets (leverage ratio)	9.21%	8.88%

At June 30, 2018, common equity Tier I, Tier I capital, total regulatory capital and leverage ratios improved slightly from December 31, 2017. The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2018.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster  than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2018 is liability sensitive. Management expects that market interest rates will continue with gradual increases in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2018 and 2017 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2018	2017
+300	(10.08%)	(8.81%)
+200	(6.60%)	(5.77%)
+100	(3.15%)	(2.69%)
-100	(0.02%)	(5.78%)

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

QNB is not subject to foreign currency exchange or commodity price risk. At June 30, 2018, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

JUNE 30, 2018

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended June 30, 2018. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2018 through April 30, 2018	—	—	—	42,117
May 1, 2018 through May 31, 2018	—	—	—	42,117
June 1, 2018 through June 30, 2018	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: August 8, 2018	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 8, 2018	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: August 8, 2018	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank