Form 10-Q
period 2018-09-30
QNB CORP
filed 2018-11-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2018
Common Stock, par value $0.625	3,471,997

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2018

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$12,843	$10,793
Interest-bearing deposits in banks	1,139	5,538
Total cash and cash equivalents	13,982	16,331

Investment debt securities
Available-for-sale (amortized cost $361,297 and $380,440)	347,392	374,570
Investment equity securities (cost of $10,232 and $5,296)	10,436	4,975
Restricted investment in stocks	1,582	1,501
Loans held-for-sale	154	—
Loans receivable	785,962	733,283
Allowance for loan losses	(8,645)	(7,841)
Net loans	777,317	725,442
Bank-owned life insurance	11,108	10,894
Premises and equipment, net	9,825	8,495
Accrued interest receivable	4,114	3,545
Net deferred tax assets	5,061	3,319
Other assets	3,418	3,265
Total assets	$1,184,389	$1,152,337

Liabilities
Deposits
Demand, non-interest bearing	$128,089	$129,212
Interest-bearing demand	316,462	297,470
Money market	72,666	84,562
Savings	283,339	257,522
Time	118,817	124,485
Time of $100 or more	105,192	100,697
Total deposits	1,024,565	993,948
Short-term borrowings	55,923	55,756
Accrued interest payable	425	384
Other liabilities	4,642	3,679
Total liabilities	1,085,555	1,053,767

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,636,566 shares and 3,612,677
shares issued; 3,471,997 and 3,448,108 shares outstanding	2,273	2,258
Surplus	19,602	18,691
Retained earnings	90,420	84,183
Accumulated other comprehensive loss, net of tax	(10,985)	(4,086)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	98,834	98,570
Total liabilities and shareholders' equity	$1,184,389	$1,152,337

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$8,869	$7,722	$25,808	$21,909
Interest and dividends on investment securities (AFS & Equity):
Taxable	1,553	1,558	4,681	4,672
Tax-exempt	456	507	1,400	1,456
Interest on trading securities	—	—	—	45
Interest on interest-bearing balances and other interest income	48	43	108	76
Total interest income	10,926	9,830	31,997	28,158

Interest expense
Interest on deposits
Interest-bearing demand	708	351	1,518	753
Money market	92	59	212	187
Savings	423	300	1,122	837
Time	403	387	1,160	1,127
Time of $100,000 or more	442	357	1,256	1,008
Interest on short-term borrowings	154	61	534	193
Total interest expense	2,222	1,515	5,802	4,105
Net interest income	8,704	8,315	26,195	24,053
Provision for loan losses	568	100	943	700
Net interest income after provision for loan losses	8,136	8,215	25,252	23,353

Non-interest income
Net gain on sales of investment debt and equity securities	181	178	314	1,042
Other-than-temporary impairment loss on investment securities	—	(80)	—	(80)
Unrealized gain on investment equity securities	731	—	526	—
Net gain on trading activities	—	—	—	27
Fees for services to customers	419	429	1,248	1,242
ATM and debit card	476	435	1,393	1,301
Retail brokerage and advisory	96	168	304	375
Bank-owned life insurance	70	70	207	261
Merchant	85	91	241	263
Net gain on sale of loans	38	65	82	316
Other	131	114	433	328
Total non-interest income	2,227	1,470	4,748	5,075

Non-interest expense
Salaries and employee benefits	3,612	3,514	10,584	9,837
Net occupancy	472	469	1,391	1,345
Furniture and equipment	528	475	1,578	1,360
Marketing	167	188	698	724
Third party services	473	379	1,389	1,180
Telephone, postage and supplies	170	201	524	600
State taxes	203	161	538	509
FDIC insurance premiums	146	156	467	431
Other	614	648	1,927	1,735
Total non-interest expense	6,385	6,191	19,096	17,721
Income before income taxes	3,978	3,494	10,904	10,707
Provision for income taxes	767	940	1,896	2,907
Net income	$3,211	$2,554	$9,008	$7,800
Earnings per share - basic	$0.93	$0.74	$2.60	$2.28
Earnings per share - diluted	$0.92	$0.74	$2.59	$2.27
Cash dividends per share	$0.32	$0.31	$0.96	$0.93

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2018			2017
Three months ended September 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,978	$767	$3,211	$3,494	$940	$2,554
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(1,770)	(372)	(1,398)	96	33	63
Reclassification adjustment for gains included in net income	—	—	—	(98)	(33)	(65)
Other comprehensive (loss)	(1,770)	(372)	(1,398)	(2)	-	(2)
Total comprehensive income	$2,208	$395	$1,813	$3,492	$940	$2,552

Nine months ended September 30,	2018			2017
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$10,904	$1,896	$9,008	$10,707	$2,907	$7,800
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(8,033)	(1,687)	(6,346)	3,027	1,029	1,998
Reclassification adjustment for gains included in net income	(3)	(1)	(2)	(962)	(326)	(636)
Other comprehensive (loss) income	(8,036)	(1,688)	(6,348)	2,065	703	1,362
Total comprehensive income	$2,868	$208	$2,660	$12,772	$3,610	$9,162

Tax rate of 21% for 2018 and 34% for 2017

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Nine months ended September 30, 2018 and 2017

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2017	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570
Net income		—	—	9,008	—	—	9,008
Other comprehensive loss, net of tax		—	—	—	(6,348)	—	(6,348)
Cash dividends declared ($0.96 per share)		—	—	(3,322)	—	—	(3,322)
Equity securities fair value reclassification (1)				(254)	254		—
ASU 2018-02 stranded tax reclassification (2)				805	(805)		—
Stock issued in connection with dividend reinvestment and stock purchase plan	16,463	10	707	—	—	—	717
Stock issued for employee stock purchase plan	1,426	1	55	—	—	—	56
Stock issued for options exercised	6,000	4	65	—	—	—	69
Stock-based compensation expense		—	84	—	—	—	84
Balance, September 30, 2018	3,471,997	$2,273	$19,602	$90,420	$(10,985)	$(2,476)	$98,834
(1) Refer to Note 2, ASU 2016-01
(2) Refer to Note 2, ASU 2018-02

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567
Net income		—	—	7,800	—	—	7,800
Other comprehensive income, net of tax		—	—	—	1,362	—	1,362
Cash dividends declared ($0.93 per share)		—	—	(3,186)	—	—	(3,186)
Stock issued in connection with dividend reinvestment and stock purchase plan	19,495	12	727	—	—	—	739
Stock issued for employee stock purchase plan	1,318	1	41	—	—	—	42
Stock issued for options exercised	7,742	5	111	—	—	—	116
Stock-based compensation expense		—	72	—	—	—	72
Balance, September 30, 2017	3,440,256	$2,253	$18,369	$84,761	$(2,395)	$(2,476)	$100,512

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Nine months ended September 30,	2018	2017
Operating Activities
Net income	$9,008	$7,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	684	607
Provision for loan losses	943	700
Net gain on sales of debt and equity securities	(314)	(962)
Net unrealized gain on equity securities	(526)	—
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(1)
Net gain on sale of loan held for investment	—	(99)
Net gain on sale of loans	(82)	(217)
Proceeds from sales of residential mortgages held-for-sale	3,297	6,867
Origination of residential mortgages held-for-sale	(3,369)	(5,976)
Income on bank-owned life insurance	(207)	(261)
Stock-based compensation expense	84	72
Net decrease in trading securities	—	3,596
Deferred income tax (benefit) provision	(2)	28
Net increase in income taxes payable	478	205
Net increase in accrued interest receivable	(569)	(488)
Amortization of mortgage servicing rights and change in valuation allowance	47	65
Net amortization of premiums and discounts on investment securities	1,093	1,267
Net increase in accrued interest payable	41	1
Increase in other assets	(371)	(1,219)
Increase increase in other liabilities	596	464
Net cash provided by operating activities	10,830	12,449
Investing Activities
Proceeds from payments, maturities and calls of debt securities available-for-sale	33,760	39,570
Proceeds from the sale of debt securities available-for-sale	4,159	26,387
Proceeds from the sale of equity securities	2,720	7,324
Purchases of debt securities available-for-sale	(19,866)	(71,712)
Purchases of equity securities	(7,344)	(5,747)
Proceeds from redemption of investment in restricted bank stock	8,025	4,790
Purchase of restricted stock	(8,106)	(4,351)
Proceeds from sale of loan held for investment	—	99
Net increase in loans	(52,818)	(71,104)
Net purchases of premises and equipment	(2,014)	(471)
Redemption of bank-owned life insurance	—	754
Proceeds from sales of other real estate owned and repossessed assets	1	2
Net cash used in investing activities	(41,483)	(74,459)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(1,123)	3,686
Net increase in interest-bearing deposits	31,740	88,404
Net increase (decrease) in short-term borrowings	167	(12,484)
Cash dividends paid, net of reinvestment	(2,892)	(2,794)
Proceeds from issuance of common stock	412	505
Net cash provided by financing activities	28,304	77,317
(Decrease) increase in cash and cash equivalents	(2,349)	15,307
Cash and cash equivalents at beginning of year	16,331	10,721
Cash and cash equivalents at end of period	$13,982	$26,028
Supplemental Cash Flow Disclosures
Interest paid	$5,761	$4,104
Income taxes paid	1,420	2,668

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2017 Annual Report incorporated in the Form 10-K. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (2017 Tax Reform Act) was enacted into law.  The 2017 Tax Reform Act made significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate from 35% to 21% effective January 1, 2018.  The Company recorded less tax expense for the three and nine months periods of 2018 than in the

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

comparable periods of 2017, with effective tax rates of 19.3% in 2018 compared to 26.9% in 2017 for the three months and 17.4% in 2018 compared to 27.2% in 2017 for the nine months, primarily a result of the 2017 Tax Reform Act.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard on accounting for leases introduces a lessee model that brings most leases on the balance sheet but recognizes expenses in the income statement similar to how items are recorded today. The new standard eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The ASU also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  All entities will classify leases to determine how to recognize the related revenue and expense and this classification will affect amounts that lessors record on the balance sheet. The new guidance will be effective for public companies for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted.  In 2018, the FASB added a transition option for all entities to help reduce the cost and complexity of implementation. Under this transition option, entities can opt to not apply the new guidance, including disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption. QNB does not expect the adoption of ASU 2016-02 to have a material impact on net income; however, as of January 1, 2019, QNB expects to record a right of use asset of approximately $1,960,000, a finance lease liability of approximately $1,940,000, an operating lease liability of approximately $300,000, and the reversal of a deferred rent liability of approximately $280,000.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements.  New disclosure requirements include: 1) Changes in unrealized gains or losses included in other comprehensive income (OCI) for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) Explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.  Disclosure eliminated include: 1) Amount of and reasons for transfers between Level 1 and Level 2; 2) Valuation processes for Level 3 fair value measurements; and 3) Policy for timing of transfers between levels of the fair value hierarchy.  The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.

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

Stock-based compensation expense was $26,000 and $21,000 for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense was $84,000 and $72,000 for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, there was approximately $137,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 29 months.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of September 30, 2018, there were 184,200 options granted, 65,850 options forfeited, 91,825 options exercised, and 26,525 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 73,500 options granted and outstanding under this Plan as of September 30, 2018. There were 1,100 options forfeited and no options exercised as of September 30, 2018. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Nine months ended September 30,	2018	2017
Risk free interest rate	2.15%	1.48%
Dividend yield	1.24%	3.19%
Volatility	18.12%	17.89%
Expected life (years)	4.20	4.20

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first nine months of 2018 and 2017 was $5.29 and $3.88, respectively.

Stock option activity during the nine months ended September 30, 2018 and 2017 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2017	85,525	$30.94
Granted	25,000	43.60
Exercised	(10,000)	24.86
Forfeited	(1,600)	32.52
Outstanding at September 30, 2018	98,925	$34.73	2.74	$1,105
Exercisable at September 30, 2018	26,525	$27.46	0.90	$489

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	73,950	$27.14
Granted	25,000	37.60
Exercised	(11,775)	22.33
Forfeited	(100)	21.35
Outstanding at September 30, 2017	87,075	$30.80	2.87	$848
Exercisable at September 30, 2017	20,725	$24.39	0.93	$335

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share - net income	$3,211	$2,554	$9,008	$7,800
Denominator for basic earnings per share - weighted average shares outstanding	3,466,672	3,433,811	3,459,906	3,424,813
Effect of dilutive securities - employee stock options	22,389	18,771	21,083	16,393
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,489,061	3,452,582	3,480,989	3,441,206
Earnings per share - basic	$0.93	$0.74	$2.60	$2.28
Earnings per share - diluted	0.92	0.74	2.59	2.27

There were 25,000  stock options that were anti-dilutive for both three- and nine-month periods ended September 30, 2018 and 2017.  These stock options were not included in the above calculation.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Unrealized net holding losses on available-for-sale securities	$(13,902)	$(6,165)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(3)	(26)
Accumulated other comprehensive loss	(13,905)	(6,191)
Tax effect	2,920	1,300
Stranded tax effect (1)	—	805
Accumulated other comprehensive loss, net of tax	$(10,985)	$(4,086)
(1) Refer to Note 2, ASU 2018-02

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

Three months ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2018	2017	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$—	$178	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	(80)	Net other-than-temporary impairment losses on investment securities
	—	98
Tax effect	—	(33)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$—	$65	Net of tax

Nine months ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2018	2017	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$3	$1,042	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	(80)	Net other-than-temporary impairment losses on investment securities
	3	962
Tax effect	(1)	(326)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$2	$636	Net of tax

6. INVESTMENT SECURITIES

QNB engaged in trading activities for its own account. Municipal securities that were held principally for resale in the near term were recorded in the trading account at fair value with changes in fair value recorded in non-interest income. During the second quarter of 2017, QNB Bank redeemed the trading securities portfolio, as lack of volatility and the interest rate environment resulted in the declined performance of the portfolio.  The net realized gains were $27,000 for the nine months ended September 30, 2017. Interest and dividends were included in interest income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair values of investment debt securities available-for-sale and equity securities at September 30, 2018 and December 31, 2017 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2018	value	gains	losses	cost
U.S. Government agency	$69,369	$—	$(3,110)	$72,479
State and municipal	69,002	147	(1,038)	69,893
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	127,898	80	(5,940)	133,758
Collateralized mortgage obligations (CMOs)	76,049	7	(3,972)	80,014
Pooled trust preferred	119	—	(3)	122
Corporate debt	4,955	13	(89)	5,031
Equity	10,436	804	(600)	10,232
Total investment debt securities available-for-sale and equity securities	$357,828	$1,051	$(14,752)	$371,529

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2017	value	gains	losses	cost
U.S. Government agency	$70,524	$—	$(1,948)	$72,472
State and municipal	76,804	717	(113)	76,200
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	142,703	195	(2,401)	144,909
Collateralized mortgage obligations (CMOs)	76,302	29	(2,292)	78,565
Pooled trust preferred	215	—	(26)	241
Corporate debt	8,022	6	(37)	8,053
Equity	4,975	28	(349)	5,296
Total investment debt securities available-for-sale and equity securities	$379,545	$975	$(7,166)	$385,736

The amortized cost and estimated fair value of debt securities available-for-sale by contractual maturity at September 30, 2018 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
September 30, 2018	Fair value	cost
Due in one year or less	$9,443	$9,431
Due after one year through five years	198,468	206,465
Due after five years through ten years	119,065	124,327
Due after ten years	20,416	21,074
Total investment debt securities available-for-sale	$347,392	$361,297

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from sales of investment debt securities available-for-sale were approximately $0 and $4,431,000 for the three months ended September 30, 2018 and 2017, respectively. Proceeds from sales of investment equity securities were approximately $1,330,000 and $2,062,000 for the three months ended September 30, 2018 and 2017, respectively.  Proceeds from sales of investment debt securities available-for-sale were approximately $4,159,000 and $26,387,000 for the nine months ended September 30, 2018 and 2017, respectively. Proceeds from sales of investment equity securities were approximately $2,720,000 and $7,324,000 for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018 and December 31, 2017, investment debt securities available-for-sale totaling approximately $206,843,000 and $202,887,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended September 30, 2018						Three months ended September 30, 2017
			Other-than-						Other-than-
	Gross	Gross	temporary	Gross	Gross		Gross	Gross	temporary
	realized	realized	impairment	unrealized	unrealized	Net	realized	realized	impairment	Net
	gains	losses	losses	gains	losses	gains	gains	losses	losses	gains
Equity securities	$206	$(25)	$—	$858	$(127)	$912	$164	$—	$(80)	$84
Debt securities available-for-sale	—	—	—	—	—	—	56	(42)	—	14
Total	$206	$(25)	$—	$858	$(127)	$912	$220	$(42)	$(80)	$98

	Nine months ended September 30, 2018						Nine months ended September 30, 2017
			Other-than-						Other-than-
	Gross	Gross	temporary	Gross	Gross		Gross	Gross	temporary
	realized	realized	impairment	unrealized	unrealized	Net	realized	realized	impairment	Net
	gains	losses	losses	gains	losses	gains	gains	losses	losses	gains
Equity securities	$336	$(25)	$—	$840	$(314)	$837	$1,020	$—	$(80)	$940
Debt securities available-for-sale	25	(22)	—	—	—	3	566	(544)	—	22
Total	$361	$(47)	$—	$840	$(314)	$840	$1,586	$(544)	$(80)	$962

Tax expense applicable to the net realized gains for the three-month periods ended September 30, 2018 and 2017 were $52,000 and $33,000, respectively.  Tax expense applicable to the net realized gains for the nine-month periods ended September 30, 2018 and 2017 were $91,000 and $327,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities during first nine months of 2018 or 2017. The table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Nine months ended September 30,	2018	2017
Balance, beginning of period	$1	$1,153
Reductions: sale, collateralized debt obligation	—	(1,152)
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Balance, end of period	$1	$1

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	securities	value	losses	value	losses	value	losses
U.S. Government agency	53	$998	$(1)	$68,371	$(3,109)	$69,369	$(3,110)
State and municipal	120	40,315	(680)	8,964	(358)	49,279	(1,038)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	113	21,731	(517)	104,077	(5,423)	125,808	(5,940)
Collateralized mortgage obligations (CMOs)	82	15,961	(282)	59,466	(3,690)	75,427	(3,972)
Pooled trust preferred	1	—	—	119	(3)	119	(3)
Corporate debt	4	991	(18)	2,950	(71)	3,941	(89)
Equity	13	2,005	(145)	1,577	(455)	3,582	(600)
Total	386	$82,001	$(1,643)	$245,524	$(13,109)	$327,525	$(14,752)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	securities	value	losses	value	losses	value	losses
U.S. Government agency	53	$10,828	$(155)	$59,696	$(1,793)	$70,524	$(1,948)
State and municipal	37	10,577	(49)	4,446	(64)	15,023	(113)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	99	61,069	(705)	72,318	(1,696)	133,387	(2,401)
Collateralized mortgage obligations (CMOs)	70	21,660	(349)	52,833	(1,943)	74,493	(2,292)
Pooled trust preferred	1	—	—	215	(26)	215	(26)
Corporate debt	4	3,018	(20)	988	(17)	4,006	(37)
Equity	11	2,727	(277)	275	(72)	3,002	(349)
Total	275	$109,879	$(1,555)	$190,771	$(5,611)	$300,650	$(7,166)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2018 in U.S. Government agency securities, state and municipal securities, mortgage-backed

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds one pooled trust preferred security as of September 30, 2018. This security has a total amortized cost of approximately $122,000 and a fair value of $119,000.   The pooled trust preferred security is in available-for-sale securities and is carried at fair value.

The following table provides additional information related to the pooled trust preferred security (PreTSL) as of September 30, 2018:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2018)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$122	$119	$(3)	$—	$(1)	Ba1/BB	4	—	0.00%	186.3%

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

7. RESTRICTED INVESTMENT IN STOCK

Restricted investment in stock includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $1,570,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at September 30, 2018. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution.  Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6298 as of September 30, 2018), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B.  Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for OTTI periodically. As of September 30, 2018, there was no OTTI associated with these shares.

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

(Unaudited)

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent firm reviews risk assessment and reviews the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major classes of loans are as follows:

	September 30,	December 31,
	2018	2017
Commercial:
Commercial and industrial	$153,742	$147,190
Construction	54,007	51,157
Secured by commercial real estate	307,889	286,867
Secured by residential real estate	69,088	71,703
State and political subdivisions	52,034	38,087
Retail:
1-4 family residential mortgages	66,228	55,818
Home equity loans and lines	75,978	75,576
Consumer	6,780	6,680
Total loans	785,746	733,078
Net unearned costs	216	205
Loans receivable	$785,962	$733,283

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At September 30, 2018 and December 31, 2017, overdrafts were approximately $136,000 and $126,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2018, there was a concentration of loans to lessors or residential buildings and dwellings of 16.1% of total loans and to lessors of nonresidential buildings of 18.3% of total loans, compared with 15.7% and of 17.3% of total loans, respectively, at December 31, 2017.  These concentrations were primarily within the commercial real estate categories.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2018 and December 31, 2017:

September 30, 2018	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$147,662	$—	$6,080	$—	$153,742
Construction	54,007	—	—	—	54,007
Secured by commercial real estate	295,605	523	11,761	—	307,889
Secured by residential real estate	66,826	—	2,262	—	69,088
State and political subdivisions	52,034	—	—	—	52,034
Total	$616,134	$523	$20,103	$—	$636,760

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$139,820	$863	$6,507	$—	$147,190
Construction	51,156	—	1	—	51,157
Secured by commercial real estate	268,069	10,569	8,229	—	286,867
Secured by residential real estate	69,571	222	1,910	—	71,703
State and political subdivisions	38,087	—	—	—	38,087
Total	$566,703	$11,654	$16,647	$—	$595,004

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2018 and December 31, 2017:

September 30, 2018	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$65,270	$958	$66,228
Home equity loans and lines	75,805	173	75,978
Consumer	6,701	79	6,780
Total	$147,776	$1,210	$148,986

December 31, 2017	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$54,936	$882	$55,818
Home equity loans and lines	75,433	143	75,576
Consumer	6,595	85	6,680
Total	$136,964	$1,110	$138,074

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017:

September 30, 2018	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$388	$—	$1,385	$1,773	$151,969	$153,742
Construction	—	—	—	—	54,007	54,007
Secured by commercial real estate	6,364	34	692	7,090	300,799	307,889
Secured by residential real estate	553	228	283	1,064	68,024	69,088
State and political subdivisions	—	—	—	—	52,034	52,034
Retail:
1-4 family residential mortgages	—	117	484	601	65,627	66,228
Home equity loans and lines	214	—	61	275	75,703	75,978
Consumer	41	24	—	65	6,715	6,780
Total	$7,560	$403	$2,905	$10,868	$774,878	$785,746

December 31, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$25	$429	$57	$511	$146,679	$147,190
Construction	—	—	—	—	51,157	51,157
Secured by commercial real estate	899	—	730	1,629	285,238	286,867
Secured by residential real estate	24	—	210	234	71,469	71,703
State and political subdivisions	—	—	—	—	38,087	38,087
Retail:
1-4 family residential mortgages	744	152	504	1,400	54,418	55,818
Home equity loans and lines	251	44	119	414	75,162	75,576
Consumer	23	8	—	31	6,649	6,680
Total	$1,966	$633	$1,620	$4,219	$728,859	$733,078

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2018 and December 31, 2017:

September 30, 2018	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,317
Construction	—	—
Secured by commercial real estate	—	3,648
Secured by residential real estate	—	1,456
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	958
Home equity loans and lines	—	173
Consumer	—	79
Total	$—	$9,631

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2017	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,367
Construction	—	—
Secured by commercial real estate	—	1,987
Secured by residential real estate	—	1,458
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	882
Home equity loans and lines	—	142
Consumer	—	85
Total	$—	$7,921

Activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 are as follows:

Three months ended September 30, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,840	$177	$—	$10	$3,027
Construction	573	21	—	—	594
Secured by commercial real estate	2,710	293	—	—	3,003
Secured by residential real estate	781	157	(77)	2	863
State and political subdivisions	190	70	—	—	260
Retail:
1-4 family residential mortgages	509	(47)	(1)	—	461
Home equity loans and lines	311	40	(40)	7	318
Consumer	67	9	(21)	5	60
Unallocated	211	(152)	N/A	N/A	59
Total	$8,192	$568	$(139)	$24	$8,645

Three months ended September 30, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,177	$559	$—	$8	$2,744
Construction	516	13	—	—	529
Secured by commercial real estate	2,640	(267)	—	2	2,375
Secured by residential real estate	1,200	(93)	—	—	1,107
State and political subdivisions	123	8	—	—	131
Retail:
1-4 family residential mortgages	439	(61)	—	—	378
Home equity loans and lines	319	61	—	3	383
Consumer	78	30	(29)	6	85
Unallocated	543	(150)	N/A	N/A	393
Total	$8,035	$100	$(29)	$19	$8,125

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,711	$284	$—	$32	$3,027
Construction	563	31	—	—	594
Secured by commercial real estate	2,410	591	—	2	3,003
Secured by residential real estate	816	102	(77)	22	863
State and political subdivisions	114	146	—	—	260
Retail:
1-4 family residential mortgages	444	18	(1)	—	461
Home equity loans and lines	357	33	(84)	12	318
Consumer	57	48	(70)	25	60
Unallocated	369	(310)	N/A	N/A	59
Total	$7,841	$943	$(232)	$93	$8,645

Nine months ended September 30, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,459	$1,257	$—	$28	$2,744
Construction	449	80	—	—	529
Secured by commercial real estate	2,646	(277)	—	6	2,375
Secured by residential real estate	1,760	(685)	(3)	35	1,107
State and political subdivisions	123	8	—	—	131
Retail:
1-4 family residential mortgages	366	12	—	—	378
Home equity loans and lines	353	22	—	8	383
Consumer	76	52	(68)	25	85
Unallocated	162	231	N/A	N/A	393
Total	$7,394	$700	$(71)	$102	$8,125

As previously discussed, the Company maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and loans to state and political subdivisions by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,259,000 and $1,321,000 as of September 30, 2018 and December 31, 2017, respectively. Non-performing TDRs totaled $2,227,000 and $2,994,000 as of September 30, 2018 and December 31, 2017, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2018		December 31, 2017
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,493	$—	$3,448	$—
TDRs with an allowance recorded	993	420	867	235
Total	$3,486	$420	$4,315	$235

There were two newly identified TDRs during the nine months ended September 30, 2018. The TDR concessions involved extension of a maturity date and lower monthly payments.  As of September 30, 2018 and December 31, 2017, QNB had no commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were net charge-offs of $51,000 and $3,000 during the nine months ended September 30, 2018 and 2017, respectively, resulting from loans previously modified as TDRs.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present loans, by loan class, modified as TDRs during the three and nine months ended September 30, 2018 and 2017. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended September 30,	2018			2017
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	1	$37	$36	—	$—	$—
Total	1	$37	$36	—	$—	$—

Nine months ended September 30,	2018			2017
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	2	$85	$89	—	$—	$—
Total	2	$85	$89	—	$—	$—

There were no loans modified as TDRs within 12 months prior to September 30, 2018 for which there was a payment default (60 days or more past due) during the nine months ended September 30, 2018.  There was one loan with an outstanding balance of $18,000 that was  modified as TDRs within 12 months prior to September 30, 2017 for which there was a payment default (60 days or more past due) during the nine months ended September 30, 2017.

The Company has four consumer mortgage loans secured by residential real estate for which foreclosure proceedings are in process at September 30, 2018. The recorded investment is $545,000.

The following tables present the balance in the allowance for loan losses at September 30, 2018 and December 31, 2017 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2018	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,027	$1,456	$1,571	$153,742	$6,022	$147,720
Construction	594	—	594	54,007	—	54,007
Secured by commercial real estate	3,003	—	3,003	307,889	7,562	300,327
Secured by residential real estate	863	106	757	69,088	2,007	67,081
State and political subdivisions	260	—	260	52,034	—	52,034
Retail:
1-4 family residential mortgages	461	6	455	66,228	1,288	64,940
Home equity loans and lines	318	—	318	75,978	192	75,786
Consumer	60	—	60	6,780	79	6,701
Unallocated	59	N/A	N/A	N/A	N/A	N/A
Total	$8,645	$1,568	$7,018	$785,746	$17,150	$768,596

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Allowance for Loan Losses			Loans Receivable
December 31, 2017	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,711	$1,260	$1,451	$147,190	$6,498	$140,692
Construction	563	—	563	51,157	1	51,156
Secured by commercial real estate	2,410	—	2,410	286,867	3,874	282,993
Secured by residential real estate	816	84	732	71,703	1,744	69,959
State and political subdivisions	114	—	114	38,087	—	38,087
Retail:
1-4 family residential mortgages	444	8	436	55,818	1,218	54,600
Home equity loans and lines	357	40	317	75,576	164	75,412
Consumer	57	—	57	6,680	85	6,595
Unallocated	369	N/A	N/A	N/A	N/A	N/A
Total	$7,841	$1,392	$6,080	$733,078	$13,584	$719,494

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$4,124	$4,248		$5,070	$5,461
Construction	—	—		1	1
Secured by commercial real estate	7,562	8,127		3,874	4,464
Secured by residential real estate	1,157	1,270		914	1,239
State and political subdivisions	—	—		—	—
Retail:
1-4 family residential mortgages	1,132	1,140		1,057	1,108
Home equity loans and lines	192	247		124	168
Consumer	79	86		85	90
Total	$14,246	$15,118		$11,125	$12,531

With an allowance recorded:
Commercial:
Commercial and industrial	$1,898	$3,092	$1,456	$1,428	$2,593	$1,260
Construction	—	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—	—
Secured by residential real estate	850	910	106	830	879	84
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	156	184	6	161	163	8
Home equity loans and lines	—	—	—	40	41	40
Consumer	—	—	—	—	—	—
Total	$2,904	$4,186	$1,568	$2,459	$3,676	$1,392

Total:
Commercial:
Commercial and industrial	$6,022	$7,340	$1,456	$6,498	$8,054	$1,260
Construction	—	—	—	1	1	—
Secured by commercial real estate	7,562	8,127	—	3,874	4,464	—
Secured by residential real estate	2,007	2,180	106	1,744	2,118	84
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	1,288	1,324	6	1,218	1,271	8
Home equity loans and lines	192	247	—	164	209	40
Consumer	79	86	—	85	90	—
Total	$17,150	$19,304	$1,568	$13,584	$16,207	$1,392

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

Nine Months Ended September 30,	2018		2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$5,913	$164	$4,809	$11
Construction	—	—	61	2
Secured by commercial real estate	4,543	77	5,638	117
Secured by residential real estate	1,808	15	2,171	19
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	1,244	9	1,020	10
Home equity loans and lines	185	1	115	1
Consumer	82	—	91	—
Total	$13,775	$266	$13,905	$160

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2018:

September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Equity securities	$10,436	$—	$—	$10,436
Debt securities available-for-sale
U.S. Government agency securities	—	69,369	—	69,369
State and municipal securities	—	69,002	—	69,002
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	127,898	—	127,898
Collateralized mortgage obligations (CMOs)	—	76,049	—	76,049
Pooled trust preferred securities	—	—	119	119
Corporate debt securities	—	4,955	—	4,955
Total debt securities available-for-sale	—	347,273	119	347,392
Total recurring fair value measurements	$10,436	$347,273	$119	$357,828

Nonrecurring fair value measurements
Impaired loans	$—	$—	$1,336	$1,336
Mortgage servicing rights	—	—	5	5
Total nonrecurring fair value measurements	$—	$—	$1,341	$1,341

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three or nine months ended September 30, 2018. There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale debt securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine-month periods ended September 30, 2018.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2018	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,269	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-0% to -90%
				Liquidation expenses	(3)	-10%
Impaired loans	58	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-25% to -80%
Impaired loans	9	Used commercial vehicle guides		Guide value discounts	(5)	0%
Mortgage servicing rights	5	Discounted cash flow		Remaining term		2 to 26 years
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2017	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$943	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -90%
				Liquidation expenses	(3)	-10%
Impaired loans	124	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-25% to -50%
Mortgage servicing rights	34	Discounted cash flow		Remaining term		2 to 26 years
				Discount rate		13% to 15%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.

(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

(5)	If lendable (lower than wholesale) value is utilized, then no additional discounts are taken. If lendable value is not provided, then additional discounts are applied.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2018 and 2017:

	Fair value measurements using significant unobservable inputs (Level 3)
	2018	2017
Balance, January 1,	$215	$2,281
Payments received	(119)	(55)
Sale of securities	—	(2,026)
Total gains or losses (realized/unrealized)
Included in earnings	—	(15)
Included in other comprehensive income	23	27
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$119	$212

The Level 3 securities consist of one collateralized debt obligation security, PreTSL security, which is backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 6, the market for these securities at September 30, 2018 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which the PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2018;
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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s four underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.78% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2018 and December 31, 2017:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2018	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$13,982	$13,982	$13,982	$—	$—
Investment securities:
Equities	10,436	10,436	10,436	—	—
Available-for-sale	347,392	347,392	—	347,273	119
Restricted investment in stocks	1,582	1,582	—	1,582	—
Loans held-for-sale	154	155	—	155	—
Net loans	777,317	763,454	—	—	763,454
Mortgage servicing rights	460	605	—	—	605
Accrued interest receivable	4,114	4,114	—	4,114	—

Financial liabilities
Deposits with no stated maturities	$800,556	$800,556	$800,556	$—	$—
Deposits with stated maturities	224,009	219,656	—	219,656	—
Short-term borrowings	55,923	55,923	55,923	—	—
Accrued interest payable	425	425	—	425	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	45	—

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

A summary of the Bank's financial instrument commitments is as follows:

	September 30,	December 31,
	2018	2017
Commitments to extend credit and unused lines of credit	$289,971	$313,541
Standby letters of credit	18,284	15,211
Total financial instrument commitments	$308,255	$328,752

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $17,710,000 will expire within

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2018 and December 31, 2017 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

11. REGULATORY RESTRICTIONS

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law.  Most of the changes made by the new Act can be grouped into five general areas:  mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation.  Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

Section 214 of the Act prescribes that the federal banking agencies may only require depository institutions to apply a heightened risk-weight to exposures that are “high volatility commercial real estate” (HVCRE) if the exposures meet the definition of a HVCRE Acquisition, Development or Construction (ADC) loan as set forth in that section.  The new definition applies to a narrower scope of exposures.  The new definition of HVCRE ADC loan excludes loans made prior to January 1, 2015, amends the loan-to-value/capital contribution exemption, specifies the loan must primarily finance the property, has the purpose of providing financing to acquire, develop or improve such real property in income-producing property and is dependent upon future income or sales proceeds or refinancing of such property to repay the loan.  Once the property sufficiently produces cash-flows to support the debt service and expenses in accordance with the bank’s underwriting criteria for permanent financing, the loan meets the exemption as a HVCRE ADC loan.  The new definition is applicable for QNB’s reporting of its Regulatory Capital Ratios in this Note 11 and had a positive impact of approximately five basis points to the ratios.

Section 217 of the Act requires a reduction of the Federal Reserve Bank’s combined surplus fund from $7.5 billion to $6.825 billion.  This surplus fund was decreased earlier this year from $10 billion to $7.5 billion as part of the Bipartisan Budget Act of 2018.  This will impact the calculation of QNB’s Deposit Insurance.

QNB continues to analyze the changes implemented by the Act, but does not believe that such changes will materially impact QNB’s business, operations, or financial results.

Dividends payable by the Company and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under federal and Pennsylvania banking law, the Bank is subject to certain restrictions on the

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2018, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$118,529	12.80%	$74,056	8.00%	$92,570	10.00%
Bank	108,267	12.11	71,551	8.00	89,439	10.00

Tier I capital (to risk-weighted assets):
Consolidated	109,811	11.86	55,542	6.00	55,542	6.00
Bank	99,549	11.13	53,663	6.00	71,551	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	109,811	11.86	$41,656	4.50	N/A	N/A
Bank	99,549	11.13	40,248	4.50	58,135	6.50

Tier I capital (to average assets):
Consolidated	109,811	9.23	$47,605	4.00	N/A	N/A
Bank	99,549	8.44	47,203	4.00	59,003	5.00

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the quarter or nine months ended September 30, 2018 and 2017, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the quarter or nine months ended September 30, 2018 or 2017, respectively.

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collection. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and reviews the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2018 of $3,211,000, or $0.92 per share on a diluted basis, compared to net income of $2,554,000, or $0.74 per share on a diluted basis, for the same period in 2017.  For the nine-month period ended September 30, 2018, QNB reported net income of $9,008,000, or $2.59 per share on a diluted basis, compared to net income of $7,800,000, or $2.27 per share on a diluted basis, for the same period in 2017.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.07% and 11.64%, respectively, for the quarter ended September 30, 2018 compared with 0.89% and 9.90%, respectively, for the quarter ended September 30, 2017.  For the nine months ended September 30, 2018, the annualized rate of return on average assets and average shareholders’ equity was 1.03% and 11.23%, respectively, compared with 0.94% and 10.37%, for the same period in 2017.

Total assets as of September 30, 2018 were $1,184,389,000, compared with $1,152,337,000 at December 31, 2017. Loans receivable at September 30, 2018 were $785,962,000, compared with $733,283,000 at December 31, 2017, an increase of $52,679,000, or 7.2%, with commercial lending as the largest contributor to the growth. Total deposits of $1,024,565,000 at September 30, 2018 increased $30,617,000, or 3.1%, compared with total deposits of $993,948,000 at December 31, 2017.

Results for the three and nine months ended September 30, 2018 include the following significant components:

•	Net interest income increased $389,000, or 4.7%, to $8,704,000 and $2,142,000, or 8.9%, to $26,195,000 for the three and nine months ended September 30, 2018, respectively.
•	Net interest margin on a tax-equivalent basis decreased nine basis points for the quarter and one basis points year-to-date, to 3.06% and 3.14%, respectively.
•

QNB recorded $568,000 in provision for loan losses for the quarter and $943,000 for the nine months ended September 30, 2018, compared with $100,000 and $700,000 for the same periods in 2017, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•	Non-interest income increased $757,000, or 51.5%, to $2,227,000 for the third quarter and decreased $327,000, or 6.4%, to $4,748,000 for year-to-date 2018, compared with the same periods in 2017.
•	Non-interest expense increased $194,000, or 3.1%, to $6,385,000 for the third quarter and $1,375,000, or 7.8%, to $19,096,000 for year-to-date 2018, compared to the same periods in 2017.
•

Total non-performing loans were $10,890,000, or 1.39% of loans receivable at September 30, 2018, compared to $9,242,000, or 1.26% of loans receivable at December 31, 2017. Loans on non-accrual status were $9,631,000 at September 30, 2018 compared with $7,921,000 at December 31, 2017. Net charge-offs for the nine months ended September 30, 2018 were $139,000, compared with net recoveries of $31,000 for the 2017 period.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2018 and 2017.  The tax-equivalent adjustments are based on the marginal federal corporate tax rate of 21% and 34% for three and nine months ended September 30, 2018 and 2017, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total interest income	$10,926	$9,830	$31,997	$28,158
Total interest expense	2,222	1,515	5,802	4,105
Net interest income	8,704	8,315	26,195	24,053
Tax-equivalent adjustment	210	402	612	1,179
Net interest income (fully taxable-equivalent)	$8,914	$8,717	$26,807	$25,232

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Investment securities (AFS & Equity):
U.S. Government agencies	$72,478	1.79	$324	$74,469	1.80	$335
State and municipal	70,458	3.28	577	78,236	3.93	768
Mortgage-backed and CMOs	210,488	2.14	1,126	221,513	2.04	1,127
Pooled trust preferred securities	123	4.73	1	242	3.61	2
Corporate debt securities	5,033	2.37	30	8,060	2.04	41
Equities	10,227	3.14	81	7,918	3.61	72
Total investment securities	368,807	2.32	2,139	390,438	2.40	2,345
Loans:
Commercial real estate	438,713	4.63	5,122	397,481	4.60	4,607
Residential real estate	64,509	3.85	622	52,833	3.90	516
Home equity loans	67,984	4.43	760	66,730	3.87	650
Commercial and industrial	154,109	5.03	1,952	135,791	4.74	1,621
Consumer loans	7,071	6.13	109	6,685	5.65	95
Tax-exempt loans	47,895	3.18	384	35,328	3.97	354
Total loans, net of unearned income*	780,281	4.55	8,949	694,848	4.48	7,843
Other earning assets	5,356	3.60	48	13,411	1.31	44
Total earning assets	1,154,444	3.83	11,136	1,098,697	3.69	10,232
Cash and due from banks	14,735			15,946
Allowance for loan losses	(8,260)			(8,068)
Other assets	29,213			29,731
Total assets	$1,190,132			$1,136,306

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$209,059	0.48%	$256	$173,544	0.21%	$94
Municipals	117,528	1.53	452	126,689	0.80	257
Money market	74,015	0.50	92	82,263	0.29	59
Savings	265,821	0.63	423	250,306	0.48	300
Time	120,757	1.32	403	129,272	1.19	387
Time of $100,000 or more	104,884	1.67	442	99,669	1.42	357
Total interest-bearing deposits	892,064	0.92	2,068	861,743	0.67	1,454
Short-term borrowings	53,015	1.15	154	43,678	0.56	61
Total interest-bearing liabilities	945,079	0.93	2,222	905,421	0.66	1,515
Non-interest-bearing deposits	131,163			124,269
Other liabilities	4,457			4,231
Shareholders' equity	109,433			102,385
Total liabilities and shareholders' equity	$1,190,132			$1,136,306
Net interest rate spread		2.90%			3.03%
Margin/net interest income		3.06%	$8,914		3.15%	$8,717

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$-	0.00%	$-	$1,587	5.72%	$68
Investment securities (AFS & Equity):
U.S. Government agencies	72,476	1.79	973	74,516	1.77	992
State and municipal	72,228	3.27	1,773	75,310	3.90	2,205
Mortgage-backed and CMOs	213,979	2.12	3,400	222,165	2.04	3,405
Pooled trust preferred securities	160	4.25	5	1,989	1.36	20
Corporate debt securities	6,529	2.32	114	8,064	1.98	120
Equities	9,566	2.99	214	7,231	3.40	184
Total investment securities	374,938	2.30	6,479	389,275	2.37	6,926
Loans:
Commercial real estate	428,979	4.64	14,890	386,958	4.58	13,257
Residential real estate	60,829	3.84	1,754	49,874	3.86	1,446
Home equity loans	66,836	4.38	2,190	66,315	3.83	1,901
Commercial and industrial	154,745	5.06	5,856	124,471	4.68	4,357
Consumer loans	7,031	5.97	314	6,481	5.39	261
Tax-exempt loans	42,373	3.21	1,018	35,188	3.96	1,042
Total loans, net of unearned income*	760,793	4.57	26,022	669,287	4.45	22,264
Other earning assets	4,605	3.15	108	9,518	1.10	79
Total earning assets	1,140,336	3.82	32,609	1,069,667	3.67	29,337
Cash and due from banks	12,581			13,766
Allowance for loan losses	(8,144)			(7,761)
Other assets	28,922			29,169
Total assets	$1,173,695			$1,104,841

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$191,996	0.32%	$459	$169,061	0.21%	$262
Municipals	106,421	1.33	1,059	102,207	0.64	491
Money market	77,942	0.36	212	84,389	0.30	187
Savings	262,801	0.57	1,122	248,325	0.45	837
Time	122,006	1.27	1,160	129,450	1.16	1,127
Time of $100,000 or more	105,992	1.58	1,256	96,659	1.39	1,008
Total interest-bearing deposits	867,158	0.81	5,268	830,091	0.63	3,912
Short-term borrowings	64,035	1.11	534	49,472	0.52	193
Total interest-bearing liabilities	931,193	0.83	5,802	879,563	0.62	4,105
Non-interest-bearing deposits	130,946			120,365
Other liabilities	4,350			4,381
Shareholders' equity	107,206			100,532
Total liabilities and shareholders' equity	$1,173,695			$1,104,841
Net interest rate spread		2.99%			3.05%
Margin/net interest income		3.14%	$26,807		3.15%	$25,232

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal federal corporate tax rate of 21 percent and 34 percent for three and nine months ended September 30, 2018 and 2017, respectively. Non-accrual loans and investment securities are included in earning assets.

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

	Three months ended			Nine months ended
	September 30, 2018 compared			September 30, 2018 compared
	to September 30, 2017			to September 30, 2017
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$—	$—	$—	$(68)	$(68)	$—
Investment securities (AFS & Equity):
U.S. Government agencies	(11)	(10)	(1)	(19)	(28)	9
State and municipal	(191)	(76)	(115)	(432)	(89)	(343)
Mortgage-backed and CMOs	(1)	(56)	55	(5)	(125)	120
Pooled trust preferred securities	(1)	(1)	—	(15)	(18)	3
Corporate debt securities	(11)	(16)	5	(6)	(23)	17
Equities	9	21	(12)	30	59	(29)
Total Investment securities (AFS & Equity)	(206)	(138)	(68)	(447)	(224)	(223)
Loans:
Commercial real estate	515	477	38	1,633	1,439	194
Residential real estate	106	114	(8)	308	317	(9)
Home equity loans	110	13	97	289	16	273
Commercial and industrial	331	218	113	1,499	1,060	439
Consumer loans	14	5	9	53	22	31
Tax-exempt loans	30	127	(97)	(24)	213	(237)
Total Loans	1,106	954	152	3,758	3,067	691
Other earning assets	4	(28)	32	29	(41)	70
Total interest income	904	788	116	3,272	2,734	538
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	162	21	141	197	37	160
Municipals	195	(19)	214	568	20	548
Money market	33	(6)	39	25	(14)	39
Savings	123	18	105	285	49	236
Time	16	(25)	41	33	(65)	98
Time of $100,000 or more	85	18	67	248	97	151
Total interest-bearing deposits	614	7	607	1,356	124	1,232
Short-term borrowings	93	13	80	341	57	284
Total interest expense	707	20	687	1,697	181	1,516
Net interest income	$197	$768	$(571)	$1,575	$2,553	$(978)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2018 were $1,154,444,000, an increase of $55,747,000, or 5.1%, from the third quarter of 2017, with average loans increasing $85,433,000, or 12.3%, and average investment securities decreasing $21,631,000, or 5.5%, over the same period. Growth in the loan portfolio supports net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 67.6% for the third quarter of 2018, compared with 63.2% for the third quarter of 2017. On the funding side, average deposits increased $37,215,000, or 3.8%, to $1,023,227,000 for the third quarter of 2018 primarily due to growth in demand and savings deposits; partially offset by decreases in time deposits less than $100,000, money markets and municipal deposits. Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the third quarter of 2018 increased $9,337,000, to $53,015,000, which consisted of average commercial repurchase

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

agreements of $36,018,000 and average overnight borrowings of $16,997,000.  For the same period in 2017, borrowings consisted of average commercial repurchase agreements of $41,791,000 and average overnight borrowings of $7,681,000.

The net interest margin for the third quarter of 2018 decreased nine basis points to 3.06% compared to the same period in 2017.  While competition for quality loans in our local market continues to exert pressure on the net interest margin, four increases in the prime lending rate since September 30, 2017 have provided increased interest income on variable rate loans, and competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $904,000, or 8.8%, to $11,136,000 for the third quarter of 2018; total interest expense increased $707,000, or 46.7%, to $2,222,000. The increase in interest income was due to growth in loans.  All categories of interest-bearing deposits, experienced higher rates in the third quarter of 2018 compared to third quarter of 2017.  Rates for municipal deposits are indexed to Fed Funds, and there was a 15-basis point rate increase to the eSavings and Rewards checking products since September 30, 2017.

The yield on earning assets on a tax-equivalent basis increased 14 basis points from 3.69% for the third quarter of 2017 to 3.83% for the third quarter of 2018.  The cost of interest-bearing liabilities was 0.93% for the third quarter ended September 30, 2018, compared with 0.66% for the same period in 2017.

Interest income on investment securities (available-for-sale and equity) decreased $206,000 when comparing the quarters ended September 30, 2018 and 2017. The average yield on the investment portfolio was 2.32% for the third quarter of 2018 compared with 2.40% for the third quarter of 2017. Proceeds from sales, payments, calls and maturities, net of purchases, were utilized to grow the loan portfolio at higher yields than the investment portfolio.

Tax-exempt municipal securities experienced a 65 basis point decrease in yield due to the 2017 Tax Reform Act, the primary contributing factor to the $191,000 decline in interest income; also contributing was a decrease in average balances of $7,778,000.  QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2018.  The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed securities and CMOs decreased $1,000 with a ten-basis point increase in average yield which was offset the $11,025,000 decrease in average balances.  This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. Mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Dividends on equity securities increased $9,000, as the average balance increased $2,309,000, or 29.2%, more than offset the decrease in yield of 47 basis points when comparing the quarters ended September 30, 2018 and 2017.

Income on loans increased $1,106,000 to $8,949,000 when comparing the third quarters of 2018 and 2017, with a 12.3% growth in average balances as primary contributor. Despite increases in the prime rate in September and December of 2017 and March, June and September of 2018, competitive pressures result in new loans being originated at lower rates. Mitigating competitive pricing, variable rate loans have repriced higher.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $515,000 primarily due to the 10.4% increase in average balances. Average balances increased $41,232,000, to $438,713,000 for the quarter ended September 30, 2018 compared with the same quarter in 2017. The yield on commercial real estate loans increased 3 basis points from 4.60% in 2017 to 4.63% in 2018.

Income on commercial and industrial loans increased $331,000. Average balances increased $18,318,000, or 13.5%, to $154,109,000 for the third quarter of 2018 contributing $218,000 to the increase in income. The average yield on these loans increased 29 basis

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

points to 5.03% resulting in an increase in income of $113,000. Many of the loans in this category are indexed to the prime interest rate, which increased by 75 basis points since September 30, 2017.

Tax-exempt loan income was $384,000 for the third quarter of 2018, an increase of $30,000 from the same period in 2017. As with municipal marketable securities, there was a decrease in yield due to the 2017 Tax Reform Act.  The yield on municipal loans decreased 79 basis points, to 3.18% for the third quarter of 2018, compared with the same period in 2017, resulting in decrease of $97,000 in interest income.  This was offset by an increase in average balances of $12,567,000, or 35.6%, to $47,895,000 for the third quarter of 2018, resulting in an increase of $127,000 in income.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in overall retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $11,676,000, or 22.1%, to $64,509,000 for the third quarter of 2018 compared to the same period in 2017. Over this same timeframe, the average yield on the portfolio decreased five basis points to 3.85% for the third quarter of 2018. The combined result was a net increase in interest income of $106,000. Average home equity loans increased by $1,254,000, or 1.9%, to $67,984,000 while the average yield increased 56 basis points to 4.43% resulting in an increase in interest income of $110,000. Average consumer loans increased $386,000, or 5.8%, to $7,071,000 and the yield on the portfolio increased 48 basis points to 6.13% for the third quarter of 2018 resulting in a combined $14,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $707,000, when comparing the third quarter of 2018 to the same period in 2017.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand and savings deposits. Average non-interest-bearing demand accounts increased $6,894,000, or 5.5%, to $131,163,000 for the third quarter of 2018. QNB has been successful in increasing both personal and business checking accounts.  Average interest-bearing demand accounts increased $35,515,000, or 20.5%, to $209,059,000 for the third quarter of 2018. Interest expense on interest-bearing demand accounts increased $162,000 to $256,000 for the same period, as the average rate paid increased 27 basis points to 0.48% for the third quarter of 2018. Included in this category is QNB-Rewards checking, a higher-rate checking account product that paid 1.25% on balances up to $25,000 and 0.40% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2018, the average balance in this product was $54,164,000 and the related interest expense was $90,000 for an average yield of 0.66%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2017 was $51,323,000 with a related interest expense of $75,000 and an average rate paid of 0.58%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $122,221,000 for the third quarter of 2017 to $154,895,000 for the third quarter of 2018. The average rate paid on these balances was 0.43% for the 2018 quarter compared to 0.15% for the same period in 2017.

Interest expense on municipal interest-bearing demand accounts increased $195,000 to $452,000 for the third quarter of 2018. The average balance of municipal interest-bearing demand accounts decreased $9,161,000, or 7.2%, to $117,528,000, with the average interest rate paid on these accounts increasing 73 basis points to 1.53% for the third quarter of 2018.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore, the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts decreased $8,248,000, or 10.0%, to $74,015,000 for the third quarter of 2018 compared with the same period in 2017. Interest expense on money market accounts increased $33,000 to $92,000, while the average interest rate paid on money market accounts increased 21 basis point to 0.50% for the third quarter of 2018.  Most of balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $123,000 when comparing the third quarter of 2018 to the third quarter of 2017, and the average rate increased 15 basis points to 0.63% when comparing both periods. When comparing these same periods, average savings accounts increased $15,515,000, or 6.2%, to $265,821,000 for the third quarter of 2018 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2018 of $193,995,000. This product has grown successfully since its introduction in the third quarter of 2009. The average yield paid on these accounts was 0.80% for the third quarter of 2018 and 0.60% for the same period in 2017. Traditional statement savings accounts, passbook savings and club accounts are also included in the

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

savings category and average balances in these types of savings accounts increased $3,226,000, or 4.5%, when comparing the third quarter of 2018 average to the same period in 2017.

Total interest expense on total time deposits totaled $845,000 for the third quarter of 2018 compared to $744,000 in 2017. Average total time deposits decreased by $3,300,000 to $225,641,000 for the third quarter of 2018. As with fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 20 basis points from 1.29% to 1.49% when comparing the third quarter of 2017 to the same period in 2018.

Approximately $69,266,000, or 31%, of time deposits at September 30, 2018 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.73%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings increased $93,000 for the third quarter of 2018 to $154,000 when compared to the same period in 2017. When comparing these same periods, average balances increased from $43,678,000 to $53,015,000, primarily due to an increase in average FHLB borrowings of $9,316,000, while the average rate paid increased 59 basis points to 1.15% for the third quarter of 2018.

Net Interest Income and Net Interest Margin – Nine-Month Comparison

For the nine-month period ending September 30, 2018 average earning assets increased $70,669,000, or 6.6%, to $1,140,336,000, with average loans increasing 13.7% and average investment securities decreasing 3.7%. Average total deposits increased $47,648,000, or 5.0%, to $998,104,000 for the nine-month period ended September 30, 2018 compared to the same period in 2017. The net interest margin on a tax-equivalent basis was 3.14% for the nine-month period ended September 30, 2018, a one-basis point decrease from the same period in 2017.

Total interest income on a tax-equivalent basis increased $3,272,000, or 11.2%, from $29,337,000 to $32,609,000, when comparing the nine-month periods ended September 30, 2017 and September 30, 2018 due to the additional interest income generated from the growth in earning assets combined with the impact of improved yields on some of those assets. Interest income increased $2,734,000 as a result of volume increases, and $538,000 as a result of better yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.67% to 3.82% for the nine-month periods with the yield on loans up 12 basis points to 4.57%. QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments, including trading securities, decreased eight basis points from 2.39% to 2.30% when comparing the nine-month periods.

Total interest expense increased $1,697,000 for the nine-month period ended September 30, 2018 compared with the same period in 2017, attributable to the increase in deposits into higher-earning interest-bearing DDA, as well as rate increases in the eSavings, Rewards checking, and municipal deposits, which are correlated to changes in the Fed Funds target rate. The average rate paid on interest bearing deposits increased 18 basis point to 0.81% for the nine-month period ended September 30, 2018 versus the first nine months of 2017.  QNB Bank funded short-term cash needs with increased Federal Home Loan Bank borrowings in the first nine months of 2018 compared with the same period in 2017; the total short-term borrowing rate increased 59 basis points, which also contributed to the increase in interest expense.  The yield on interest-bearing liabilities rose 21 basis points to 0.83% for the first nine months of 2018.

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

Based on this analysis, QNB recorded $568,000 and $943,000 in provision for loan losses in the third quarter and first nine months of 2018, compared with $100,000 and $700,000 for the same periods in 2017, respectively.  QNB's allowance for loan losses of $8,645,000 represents 1.10% of loans receivable at September 30, 2018 compared with an allowance for loan losses of $7,841,000, or 1.07% of loans receivable, at December 31, 2017, and $8,125,000, or 1.15% of loans receivable at September 30, 2017. Management believes the allowance for loan losses at September 30, 2018 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs were $115,000 and $139,000 for the three and nine months ended September 30, 2018, respectively, compared with net charge-offs of $10,000 and net recoveries $31,000, respectively, for the same periods in 2017.  Annualized net charge-offs as a percentage of average loans receivable were 0.06% and 0.02% for the three and nine months ended September 30, 2018, respectively, compared with annualized net charge-offs as a percentage of average loans receivable of 0.01% and annualized net recoveries as a percentage of loans receivable of 0.01% for the same periods in 2017.

Non-performing assets were $10,890,000 as of September 30, 2018 compared with $9,242,000 as of December 31, 2017 and $10,437,000 as of September 30, 2017.  Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.39% of loans receivable at September 30, 2018 compared with 1.26% of loans receivable at December 31, 2017.  At September 30, 2017, non-performing loans totaled $10,437,000, or 1.48% of loans receivable. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2018, $5,156,000, or approximately 54%, of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $20,103,000, an increase of $3,456,000, or 20.8%, from the $16,647,000 reported at December 31, 2017 and an increase of $2,039,000, or 11.3%, from the $18,064,000 reported at September 30, 2017.

QNB had $0 in loans past due 90 days or more and still accruing interest at September 30, 2018 and December 31, 2017 and $5,000 at September 30, 2017. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 1.38% of loans receivable at September 30, 2018 compared with 0.58% at December 31, 2017 and 0.28% at September 30, 2017.  The majority of the increase in the ratio of delinquent to total loans is due to one commercial relationship.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $1,259,000 at September 30, 2018, compared with $1,321,000 at December 31, 2017, and $1,354,000 at September 30, 2017. There were two newly identified troubled debt restructuring in the nine months ended September 30, 2018, both non-accruing home equity loan. QNB had no other real estate owned or repossessed assets as of September 30, 2018, December 31, 2017, or September 30, 2017.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2018	2017	2017
Non-accrual loans	$9,631	$7,921	$9,078
Loans past due 90 days or more and still accruing interest	—	—	5
Troubled debt restructured loans (not already included above)	1,259	1,321	1,354
Total non-performing loans	$10,890	$9,242	$10,437

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$760,733	$682,292	$669,073
Total loans	785,962	733,283	704,214

Allowance for loan losses	8,645	7,841	8,125

Allowance for loan losses to:
Non-performing loans	79.38%	84.84%	77.85%
Total loans (excluding held-for-sale)	1.10%	1.07%	1.15%
Average total loans	1.14%	1.15%	1.21%

Non-performing loans / total loans (excluding held-for-sale)	1.39%	1.26%	1.48%
Non-performing assets / total assets	0.92%	0.80%	0.91%

An analysis of net loan recoveries for the three and nine months ended September 30, 2018 compared to 2017 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net charge-offs (recoveries)	$115	$10	$139	$(31)

Net annualized charge-offs (recoveries) to:
Total loans	0.06%	0.01%	0.02%	(0.01%)
Average total loans excluding held-for-sale	0.06%	0.01%	0.02%	(0.01%)
Allowance for loan losses	5.28%	0.53%	2.15%	(0.50%)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At September 30, 2018 and December 31, 2017, the recorded investment in loans for which impairment has been identified totaled $17,150,000 and $13,584,000 of which $14,246,000 and $11,125,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $2,904,000 and $2,459,000 at September 30, 2018 and December 31, 2017, respectively, and the related allowance for loan losses associated with these loans was $1,568,000 and $1,392,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Net gain on sales of investment securities	$181	$178	$3	1.7%	$314	$1,042	$(728)	(69.9)%
Other-than-temporary impairment loss on investment securities	—	(80)	80	(100.0)	—	(80)	80	(100.0)
Unrealized gain (loss) on investment equity securities	731	—	731	N/M	526	—	526	N/M
Net gain on trading activity	—	—	—	N/M	—	27	(27)	N/M
Fees for services to customers	419	429	(10)	(2.3)	1,248	1,242	6	0.5
ATM and debit card	476	435	41	9.4	1,393	1,301	92	7.1
Retail brokerage and advisory	96	168	(72)	(42.9)	304	375	(71)	(18.9)
Bank-owned life insurance	70	70	—	0.0	207	261	(54)	(20.7)
Merchant	85	91	(6)	(6.6)	241	263	(22)	(8.4)
Net gain on sale of loans	38	65	(27)	(41.5)	82	316	(234)	(74.1)
Other	131	114	17	14.9	433	328	105	32.0
Total	$2,227	$1,470	$757	51.5%	$4,748	$5,075	$(327)	(6.4)%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2018 was $2,227,000, an increase of $757,000, compared to $1,470,000 for the third quarter of 2017. Excluding net gains, unrealized gains and OTTI on investment securities, trading activities and sale of loans for both periods, total non-interest income decreased 2.3% to $1,277,000 for the third quarter of 2018 compared to $1,307,000 for the third quarter of 2017.

Net gains on investment securities increased $3,000 from $178,000 in third quarter of 2017 to $181,000 in third quarter of 2018.  Gain on investments are primarily derived from sale of equity securities.  Market conditions in the equities market for the quarter ended September 30, 2018 versus the same period in 2017 resulted in better opportunities for profitable sales.  The adoption of Accounting Standard Update 2016-01 (ASU 2016-01) effective January 1, 2018 requires the Company to record unrealized gains or losses on equity securities through earnings, rather than in other comprehensive income (loss), a component of shareholders’ equity.  Unrealized gains on equity securities were $731,000 for the third quarter of 2018.  There was no corresponding unrealized gain or loss recognized on equity securities for the third quarter of 2017, which preceded the effective date for ASU 2016-01.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of residential mortgage loans decreased $27,000 when comparing the two periods.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Residential mortgage loans to be sold are identified at origination.  Proceeds from the sale of residential mortgages were $1,348,000 and $2,192,000 for the third quarters of 2018 and 2017, respectively.

Fees for services to customers decreased $10,000, or 2.3%, to $419,000 at September 30, 2018, due primarily to a due to decreases in overdraft charges, net of fee waivers.  ATM and debit card income increased $41,000, or 9.4%, to $476,000 for the third quarter of 2018, compared to the same period in 2017, due to increases in card-based transactions and expansion of checking account households.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Retail brokerage and advisory fees decreased $72,000 to $96,000 for the third quarter of 2018, compared to the same period in 2017.  QNB terminated its contract with its third-party broker-dealer effective August 1, 2018 and entered into a similar arrangement with another third-party provider.  QNB Financial Services staff are in the process transferring accounts to the new provider’s platform and expect the transfer to be completed by year-end 2018.

Other non-interest income increased $17,000, or 14.9%, due to increased letter of credit income and credit card income.

Nine-Month Comparison

Total non-interest income for the nine-month periods ended September 30, 2018 and 2017 was $4,748,000 and $5,075,000, respectively, a decrease of $327,000, or 6.4%. Excluding net gains, unrealized gains and OTTI on investment securities, trading activities and loans for both periods total non-interest income was $3,826,000 and $3,770,000, an increase of $56,000.

Net investment securities gains decreased $728,000 to $314,000 for the nine months ended September 30, 2018 compared to $1,042,000 for the comparable nine months in 2017. Market conditions in the equities market for the nine months ended September 30, 2018 versus the same period in 2017 improved during the last three months of the period; but resulted in fewer opportunities for profitable sales over the nine-month period.   Under ASU 2016-01, QNB recorded unrealized gains on equity securities of $526,000 for the nine months ended September 30, 2018. There was no corresponding unrealized gain or loss recognized on equity securities for the nine months ended September 30, 2017, which preceded the effective date for ASU 2016-01.  The Bank redeemed the trading investment portfolio in its entirety during the second quarter of 2017, therefore no income in 2018 compared with the same period in 2017.

Excluding the $99,000 gain on note sale during 2017, net gains on the sale of loans decreased $135,000 to $82,000, when comparing the nine months ended September 30, 2018 to the same period in 2017.  Proceeds from the sale of residential mortgages were $3,297,000 and $6,867,000 or the nine-month periods ended September 30, 2018 and 2017, respectively.

Bank-owned life insurance included a life insurance benefit of $51,000 in the second quarter of 2017.  Other non-interest income included a sales tax refund of $57,000 in 2018.

ATM and debit card income, increased for the first nine months of 2018 compared to 2017, for reasons detailed in the quarterly comparison.  Fees for services to customers increase for the nine month due to increases in overdraft fees, net of fee waivers.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries and employee benefits	$3,612	$3,514	$98	2.8%	$10,584	$9,837	$747	7.6%
Net occupancy	472	469	3	0.6	1,391	1,345	46	3.4
Furniture and equipment	528	475	53	11.2	1,578	1,360	218	16.0
Marketing	167	188	(21)	(11.2)	698	724	(26)	(3.6)
Third-party services	473	379	94	24.8	1,389	1,180	209	17.7
Telephone, postage and supplies	170	201	(31)	(15.4)	524	600	(76)	(12.7)
State taxes	203	161	42	26.1	538	509	29	5.7
FDIC insurance premiums	146	156	(10)	(6.4)	467	431	36	8.4
Other	614	648	(34)	(5.2)	1,927	1,735	192	11.1
Total	$6,385	$6,191	$194	3.1%	$19,096	$17,721	$1,375	7.8%

Quarter to Quarter Comparison

Total non-interest expense was $6,385,000 for the third quarter of 2018, an increase of $194,000, or 3.1%, compared to the third quarter of 2017.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate.  Salaries and benefits expense increased $98,000, or 2.8%, to $3,612,000 when comparing the two quarters.  Salary expense and related payroll taxes increased $190,000, or 6.4%, to $3,169,000 during the third quarter 2018 compared to the same period in 2017 due to additions to staff.  Benefits expense decreased $92,000, or 17.2%, to $443,000, due primarily to decreased medical insurance claims comparing the two quarters.

Net occupancy and furniture and equipment expense increased $56,000, or 5.9%, to $1,000,000, due to the relocation of the Warminster loan facility to a new full-service branch, as well as, the renovation of the operations center.  Building and equipment maintenance expense decreased $29,000, depreciation expense increased $25,000, and computer software amortization and maintenance expense increased $46,000, when comparing the two quarters.  Marketing expense decreased $21,000, or 11.2%, to $167,000 for the quarter ended September 30, 2018.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $94,000 when comparing the two periods, due primarily to IT services and additional tax and accounting fees related to the Tax Cuts and Jobs Act.

Telephone and postage and supplies expenses decreased $31,000, or 15.4%, due to decreased data line cost and costs related to debit card conversion in 2017.  State taxes increased $42,000, or 26.1%, due to asset and capital growth at the Bank.  FDIC insurance premiums decreased $10,000, or 6.4%. Other non-interest expense decreased $34,000, or 5.2%, due to decreases in third party processing expenses and fewer ATM and check card charge-offs.

Nine-Month Comparison

Total non-interest expense was $19,096,000 for the nine-month period ended September 30, 2018, an increase of $1,375,000, or 7.8%, compared to the first nine months of 2017.

Salaries and benefits expense increased $747,000 to $10,584,000 for the nine months ended September 30, 2018 compared to the same period in 2017.  Salary and related payroll tax expense increased $506,000, or 6.0%, during the period, to $9,009,000 for the same reasons described in the quarter comparison, while benefits expense increased $241,000, to $1,575,000, related to increased medical premiums and post-retirement life insurance expense.

Net occupancy and furniture and equipment expense increased $264,000, or 9.8%, to $2,969,000, and third-party services increased $209,000, or 17.7%, to $1,389,000 for the nine months ended September 30, 2018, for the same reasons described in the quarter comparison.

Telephone, postage and supplies expenses decreased in the first nine months of 2018 compared to 2017, and FDIC insurance premiums and other non-interest expense increased for the first nine months ended September 30, 2017, due to the reasons described in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2018, QNB’s net deferred federal tax asset was $5,061,000 and a deferred state tax liability of $53,000. The primary components of deferred taxes are deferred tax assets of $1,815,000 relating to the allowance for loan losses, $2,920,000 related to unrealized losses on available for sale securities, and $371,000 related to non-accrual interest income. As of December 31, 2017, QNB’s net deferred tax asset was $3,319,000. The primary difference in the balance of net deferred tax assets when comparing September 30, 2018 to December 31, 2017 is the increase in deferred tax asset due to increased unrealized losses on available for sale securities.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Applicable income tax expense was $767,000 for the quarter and $1,896,000 for the nine months ended September 30, 2018, compared to $940,000 and $2,907,000 for the same periods in 2017. The effective tax rate for third quarter and year-to-date 2018 was 19.3% and 17.4%, respectively, compared with 26.9% and 27.2% for the same periods in 2017. This decrease in effective tax rate in 2018 is due primarily to a reduced corporate tax rate from 34% to 21%, resulting from the Tax Cuts and Jobs Act, effective January 1, 2018.

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

Total assets at September 30, 2018 were $1,184,389,000 compared with $1,152,337,000 at December 31, 2017.  Cash and cash equivalents decreased $2,349,000 from $16,331,000 at December 31, 2017 to $13,982,000 at September 30, 2018, due primarily to growth in loans.

The composition of the investment portfolio is essentially unchanged since December 31, 2017.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.  QNB owns one CDO in the form of a pooled trust preferred security, with a fair value of $119,000. PreTSL IV represents the senior-most obligation of the trust.

Loans receivable grew $52,679,000, or 7.2%, with commercial loans increasing $41,756,000, or 7.0%, to $636,760,000 at September 30, 2018, compared with $595,004,000 at year-end 2017.  Retail loan balances grew $10,912,000, to $148,986,000, when comparing September 30, 2018 to December 31, 2017.

Deposits grew $30,617,000 to $1,024,565,000 at September 30, 2018. Municipal interest-bearing demand balances decreased $3,767,000, or 3.2%, to $114,397,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  Interest-bearing demand balances, excluding municipal deposits, grew $22,759,000, or 12.7%, to $202,065,000, with the business products providing the growth. Savings balances increased $25,817,000 from December 31, 2017 to September 30, 2018.  Non-interest-bearing demand balances decreased $1,123,000 to $128,089,000 at September 30, 2018, due to both personal and business deposits.  Money market balances declined $11,896,000, or 14.1%, to $72,666,000 as depositors moved to high-yielding savings accounts.  Time deposits decreased $1,173,000 from December 31, 2017 to September 30, 2018.  It is anticipated that total deposits will decrease during the fourth quarter as tax money received from the local school districts flows in during September, then declines for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased slightly from $55,756,000 at December 31, 2017 to $55,923,000 at September 30, 2018. Commercial sweep accounts decreased $8,253,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds.  Overnight borrowings from FHLB increased $8,420,000 to $22,331,000 to support loan growth.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2018, the Bank had a maximum borrowing capacity with the FHLB of approximately $294,980,000, net of the $22,331,000 in overnight borrowings and a $350,000 letter of credit at September 30, 2018. The maximum borrowing depends upon qualifying collateral assets and QNB’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $46,000,000. At September 30, 2018, there were no outstanding borrowings under these lines.  During the third quarter of 2018, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $23,912,000 since December 31, 2017, totaling $371,964,000 at September 30, 2018. Proceeds from sales, call and maturities of debt securities available-for-sale and the issuance of short-term borrowings have been used to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady, although cash flow available from the investment portfolio decreased in 2018 compared to 2017, as a result of interest rates rising.

Approximately $206,843,000 and $202,887,000 of available-for-sale debt securities at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2018 was $98,834,000, or 8.34% of total assets, compared with shareholders' equity of $98,570,000, or 8.55% of total assets, at December 31, 2017. Shareholders’ equity at September 30, 2018 and December 31, 2017 included a negative adjustment of $10,985,000 and $4,086,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.19% and 8.88% at September 30, 2018 and December 31, 2017, respectively.

Average shareholders' equity and average total assets were $107,206,000 and $1,173,695,000 for the nine months ended September 30, 2018, an increase of 5.6% and 5.1%, respectively, from the averages for the year ended December 31, 2017. The ratio of average total equity to average total assets was 9.1% for both the nine months ended September 30, 2018 and for all 2017.

Retained earnings at September 30, 2018 were impacted by nine months of net income totaling $9,008,000 partially offset by dividends declared and paid of $3,322,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $717,000 to capital during the nine months ended September 30, 2018.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2018, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted into law. which provides certain modifications to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which will provide regulatory relief for smaller and certain regional banking organizations.  Section 214 statutorily prescribes that the federal banking agencies may only require depository institutions to apply a heightened risk-weight to exposures that are “high volatility commercial real estate” (HVCRE) if the exposures meet the definition of a HVCRE Acquisition, Development or Construction (ADC) loan as set forth in that section.  The new definition applies to a narrower scope of exposures.  The new definition of HVCRE ADC loan excludes loans made prior to January 1, 2015, amends the loan-to-value/capital contribution exemption, the loan must primarily finance the property, have the purpose of providing financing to acquire, develop or improve such real property in income-producing property and is dependent upon future income or sales proceeds or refinancing of such property to repay the loan.  Once the property sufficiently produces cash-flows to support the debt service and expenses in accordance with the bank’s underwriting criteria for permanent financing, the loan it meets the exemption as a HVCRE ADC loan.  Under the new definition, QNB’s was able to move certain HVCRE loans from the 150% to the 100% risk-weighted category as of September 30, 2018; resulting in a favorable increase to its regulatory capital ratios of approximately 5 basis points.

The following table sets forth consolidated information for QNB Corp.

	September 30,	December 31,
Capital Analysis	2018	2017
Regulatory Capital
Shareholders' equity	$98,834	$98,570
Net unrealized securities losses, net of tax	10,985	4,086
Net unrealized losses on available-for-sale equity securities, net of tax	—	(212)
Disallowed intangible assets	(8)	(6)
Common equity tier I capital	109,811	102,438

Tier I capital	109,811	102,438
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,718	7,914
Unrealized gains on equity securities, net of tax	—	—
Total regulatory capital	$118,529	$110,352
Risk-weighted assets	$925,701	$881,503
Quarterly average assets for leverage capital purposes	$1,190,124	$1,153,721

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	September 30,	December 31,
Capital Ratios	2018	2017
Common equity tier I capital / risk-weighted assets	11.86%	11.62%
Tier I capital / risk-weighted assets	11.86%	11.62%
Total regulatory capital / risk-weighted assets	12.80%	12.52%
Tier I capital / average assets (leverage ratio)	9.23%	8.88%

At September 30, 2018, common equity Tier I, Tier I capital, total regulatory capital and leverage ratios improved from December 31, 2017. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2018.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2018 is liability sensitive. Management expects that market interest rates will continue with gradual increases in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2018 and 2017 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2018	2017
+300	(5.64%)	(7.98%)
+200	(3.57%)	(5.16%)
+100	(1.70%)	(2.38%)
-100	0.00%	(5.25%)

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB is not subject to foreign currency exchange or commodity price risk. At September 30, 2018, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

SEPTEMBER 30, 2018

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended September 30, 2018. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2018 through July 31, 2018	—	—	—	42,117
August 1, 2018 through August 31, 2018	—	—	—	42,117
September 1, 2018 through September 30, 2018	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: November 7, 2018	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 7, 2018	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: November 7, 2018	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank