Form 10-K
period 2018-12-31
QNB CORP
filed 2019-03-14
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.625 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 1, 2019, 3,487,089 shares of common stock of the registrant were outstanding. As of June 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $147,669,582 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 28, 2019 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania, operated eleven full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2018.

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

At December 31, 2018, QNB had total assets of $1,175,452,000, total loans of $785,448,000, total deposits of $1,015,598,000 and total shareholders’ equity of $104,348,000. For the year ended December 31, 2018, QNB reported net income of $11,335,000 compared to net income for the year ended December 31, 2017 of $8,289,000 and December 31, 2016 of $8,924,000.

At February 21, 2019, the Bank had 179 full-time employees and 12 part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Federal Reserve regulates money, credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as the interest rates charged on loans and the interest rates paid on deposits.

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

Supervision and Regulation

Banks and bank holding companies operate in a highly-regulated environment and are regularly examined by Federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiary include the Bank Holding Company Act of 1956 (“BHCA”), the Federal Reserve Act and the Federal Deposit Insurance Act (“FDIA”), as those statutes have been significantly amended by recent laws such as the Dodd-Frank Wall Street Reform and Consumer Protection Act the “Dodd-Frank Act”), the Gramm-Leach-Bliley Act (“GLBA”), and others. In general, these statutes regulate the corporate governance of the Bank and eligible business activities of QNB and impose certain restrictions and limitations on such important matters as mergers and acquisitions, intercompany transactions, loans and dividends, and capital adequacy, among others. Other corporate governance requirements are imposed on QNB by Federal securities and other laws, including the Sarbanes-Oxley Act, described later.

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

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The current minimum capital requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”), a Tier 1 capital ratio of 6.0% (8.0% to be considered “well capitalized”) and a total capital ratio remains at 8.0% (10.0% to be considered “well capitalized”). In order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), as of January 1, 2019, a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.

Under these policies and subject to the restrictions applicable to the Bank, to remain “well capitalized,” the Bank had approximately $17,365,000 available for payment of dividends to the Company at December 31, 2018.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2018, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 12.23% and 13.21%, and 12.23%, respectively.

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

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2018, QNB’s leverage ratio was 9.40%.

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

At December 31, 2018, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

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

For the years ended December 31, 2018, 2017 and 2016, the Bank recorded $592,000, $525,000 and $520,000, respectively, in FDIC deposit insurance premium expense.

All insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2018, 2017 and 2016 recorded by QNB was $32,000, $52,000 and $48,000, respectively. These assessments will continue until the Financing Corporation bonds mature through 2019.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2018, the Bank had $3,865,000 of overnight FHLB advances outstanding.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2018, the Bank had $785,000 in stock of the FHLB.

Community Reinvestment Act

Under the Community Reinvestment Act, (“CRA”) as amended the FDIC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities that they serve. The CRA focuses specifically on low- and moderate-income neighborhoods.

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

•

Management Assessment of Internal Controls - requires auditors to certify the company’s underlying controls and processes that are used to compile the filnancial results for companies that are accelerated filers.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Act, was enacted into law.  Most of the changes made by the new Act can be grouped into five general areas:  mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to Federal securities regulations designed to promote capital formation.  Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring Federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.  QNB continues to analyze the changes implemented by the Act; but, does not believe that such changes will materially impact QNB’s business, operations, or financial results.

Section 201 of the Act directed the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8% and not more than 10% for qualifying community banks and bank holding companies with total consolidated assets of less than $10 billion.  Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met:  (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.

On February 8, 2019, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve Board, and the FDIC published for comment a proposed rule to implement the provisions of Section 201 of the Act.  Under the proposal, a qualifying community banking organization would be defined as a depository institution or depository institution holding company with less than $10 billion in assets and specified limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and certain temporary difference deferred tax assets.  A qualifying community banking organization would be permitted to elect the CBLR framework if its CBLR is greater than 9%.  The proposed rulemaking also addresses opting in and opting out of the CBLR framework by a community banking organization, the treatment of a community banking organization that falls below CBLR requirements, and the effect of various CBLR levels for purposes of the prompt corrective action categories applicable to insured depository institutions.  Advanced approaches banking organizations (generally, institutions with $250 billion or more in consolidated assets) are not eligible to use the CBLR framework.

QNB continues to analyze the changes implemented by the Act, including the CBLR framework included in the recently proposed rulemaking.  QNB has not determined at this time whether or not it would qualify for the CBLR framework or, if so, whether it would elect to utilize the CBLR framework when final rules are adopted.  QNB does not believe, however, that the changes resulting from the Act will materially impact QNB’s business, operations, or financial results.

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

At December 31, 2018, our lending limit per borrower was approximately $16,576,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

In 2017, QNB Bank sold five non-performing pooled trust preferred securities, with $2,235,000 carrying value, recording a loss on sale of $15,000, included in non-interest income in the consolidated statement of income. In 2017, PreTSL IV was reclassified from impaired to a performing asset.  As of December 31, 2018, QNB held one trust preferred security, PreTSL IV, with $116,000 carrying value and an amortized cost of $122,000.  This security is comprised of securities issued by banks and QNB owns the senior-most obligation of the trust.  Although classified as available-for-sale, the Company has the intent to hold this security and does not believe it will be required to sell before recovery occurs.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (“OTTI”), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments, a credit related portion and a non-credit related portion of OTTI are determined. The pooled trust preferred collateralized debt obligation held by QNB are rated lower than AA and are measured for OTTI within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. During 2018, 2017 and 2016, there were no charges representing the recognition of credit impairments on our investment in pooled trust preferred collateralized debt obligations.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of prolonged declines in some equity securities’ fair values, no other-than-temporary impairment charges were taken in 2018, $80,000 in charges were taken in 2017 and $192,000 in charges were taken in 2016. QNB had 22 equity securities with unrealized losses of approximately $888,000 at December 31, 2018. The severity and duration of the impairment is consistent with current stock market developments. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

At December 31, 2018, the Bank had $785,000 in capital stock of the FHLB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

6) Our assets at December 31, 2018 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2018, QNB had a net deferred tax asset of $3,724,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings resulting and a reduction to regulatory capital for the amount included in any such allowance.

7) The effects of the Tax Cuts and Jobs Act of 2017 on our business could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Reform Act”) was enacted into law.  The 2017 Tax Reform Act makes significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the 2017 Tax Reform Act, the Company recorded additional tax expense of $2.05 million in the fourth quarter of 2017 due to a remeasurement of the Company’s deferred tax assets and liabilities.  Reasonable estimates were made based on the Company’s analysis of the 2017 Tax Reform Act.  We have completed our accounting for the tax effects related to the re-measurement of the Company’s deferred tax assets and liabilities as a result of the enactment of the Act.  Additional information that may affect the Company’s deferred tax assets and liabilities in the future would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company’s state income tax returns, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Reform Act.  The Company cannot determine at this time the full effects of the 2017 Tax Reform Act on its business and future financial results.

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

The following table details QNB Bank’s properties:

Location

•	Quakertown, PA - Downtown Office - 15 North Third Street	Owned

•	Quakertown, PA - Towne Bank Center - 320-322 West Broad Street	Owned

•	Quakertown, PA - Computer Center - 121 West Broad Street	Owned

•	Quakertown, PA - Country Square Office - 240 South West End Boulevard	Leased

•	Quakertown, PA - Quakertown Commons Branch - 901 South West End Boulevard	Leased

•	Dublin, PA - Dublin Branch - 161 North Main Street	Leased

•	Pennsburg, PA - Pennsburg Square Branch - 410-420 Pottstown Avenue	Leased

•	Coopersburg, PA - Coopersburg Branch - 51 South Third Street	Owned

•	Perkasie, PA - Perkasie Branch - 607 Chestnut Street	Owned

•	Souderton, PA - Souderton Branch - 750 Route 113	Leased

•	Wescosville, PA - Wescosville Branch - 950 Mill Creek Road	Leased

•	Colmar, PA - Colmar Branch - 127 Bethlehem Pike	Owned

•	Warminster, PA – Warminster Business Office – 1402 West Street Road	Leased

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (“OTCBB”). QNB had approximately 663 shareholders of record as of March 1, 2019.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2018 and 2017. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2018
First Quarter	$47.75	$50.00	$43.60	$43.80	$0.32
Second Quarter	46.80	47.45	44.05	44.40	0.32
Third Quarter	46.90	47.50	45.80	46.15	0.32
Fourth Quarter	45.95	46.20	38.10	39.99	0.32

2017
First Quarter	$38.25	$38.42	$36.01	$36.25	$0.31
Second Quarter	42.00	42.25	38.15	38.42	0.31
Third Quarter	40.75	42.40	40.20	40.30	0.31
Fourth Quarter	44.35	44.85	40.55	40.70	0.31

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2018 through October 31, 2018	—	—	—	42,117
November 1, 2018 through November 30, 2018	—	—	—	42,117
December 1, 2018 through December 31, 2018	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
•

the yearly cumulative total shareholder return on the SNL $1B to $5B Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with assets between $1B and $1.5B;

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

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
QNB Corp.	100.00	117.44	134.90	158.97	204.81	181.24
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $1B-$5B Index	100.00	104.56	117.04	168.38	179.51	157.27
SNL Mid-Atlantic Bank Index	100.00	108.94	113.03	143.67	176.08	150.45
SNL Bank Pink > $500M Index	100.00	117.23	130.05	151.63	189.40	199.77

Source: S&P Global Markets Intelligence © 2019

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2018	2017	2016	2015	2014
Income and expense
Interest income	$43,200	$38,102	$33,237	$31,875	$30,670
Interest expense	8,185	5,680	4,733	4,506	4,544
Net interest income	35,015	32,422	28,504	27,369	26,126
Provision for loan losses	1,130	1,400	30	200	400
Non-interest income	4,892	6,887	5,667	6,032	7,542
Non-interest expense	25,885	23,720	22,163	22,398	21,626
Income before income taxes	12,892	14,189	11,978	10,803	11,642
Provision for income taxes	1,557	5,900	3,054	2,570	2,644
Net income	$11,335	$8,289	$8,924	$8,233	$8,998

Share and Per Share Data
Net income - basic	$3.27	$2.42	$2.64	$2.47	$2.73
Net income - diluted	3.25	2.41	2.63	2.46	2.72
Book value	29.95	28.59	27.43	26.92	26.04
Cash dividends	1.28	1.24	1.20	1.16	1.12
Average common shares outstanding - basic	3,463,450	3,428,970	3,386,766	3,337,505	3,291,939
Average common shares outstanding - diluted	3,482,509	3,445,811	3,395,839	3,350,539	3,302,574

Balance Sheet at Year-end
Investment securities
Trading	$—	$—	$3,596	$4,189	$4,207
Available-for-sale debt	344,221	374,570	381,972	354,681	367,564
Held-to-maturity debt	—	—	—	147	146
Equity	9,421	4,975	8,503	7,234	7,655
Restricted investment in bank stocks	797	1,501	1,017	508	647
Loans held-for-sale	—	—	789	987	380
Loans receivable	785,448	733,283	633,079	615,270	555,282
Allowance for loan losses	(8,834)	(7,841)	(7,394)	(7,554)	(8,001)
Other earning assets	570	5,538	1,824	7,832	7,143
Total assets	1,175,452	1,152,337	1,063,141	1,020,936	977,135
Deposits	1,015,598	993,948	913,355	889,786	851,592
Borrowed funds	50,872	55,756	52,660	37,163	35,189
Shareholders' equity	104,348	98,570	93,567	90,443	86,354

Selected Financial Ratios
Net interest margin	3.13%	3.14%	3.03%	3.05%	3.07%
Net income as a percentage of:
Average total assets	0.96	0.74	0.87	0.83	0.95
Average shareholders' equity	10.47	8.17	9.45	9.29	10.89
Average shareholders' equity to average total assets	9.20	9.09	9.16	8.97	8.72
Dividend payout ratio	39.12	51.31	45.56	47.03	40.99

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

Net income for the year ended December 31, 2018 was $11,335,000, or $3.25 per share on a diluted basis. This compares to 2017 net income of $8,289,000, or $2.41 per share on a diluted basis and 2016 net income of $8,924,000, or $2.63 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity.  Return on average assets was 0.96%, 0.74% and 0.87% in 2018, 2017, and 2016, respectively, and return on average shareholders’ equity was 10.47%, 8.17% and 9.45%, respectively, during those same periods.

2018 versus 2017

The results for 2018 include the following significant components:

•	Net interest income increased $2,593,000, or 8.0%, to $35,015,000 for 2018.

•	The net interest margin on a tax-equivalent basis decreased one basis points to 3.13% for 2018 from 3.14% for 2017.

•	Provision for loan losses totaled $1,130,000 for 2018, compared with $1,400,000 for 2017.

•

Non-interest income for 2018 was $4,892,000, a decrease of $1,995,000, or 29.0%, compared with 2017. Non-interest expense for 2018 was $25,885,000, an increase of $2,165,000, or 9.1%, compared with 2017.

•

Provision for income taxes included a $415,000 benefit resulting from method changes to the bad debt conformity election and for deferred loan origination costs on the 2017 returns, realizing the benefit at the higher Federal corporate tax of 34%.

•	Loans receivable grew $52,165,000, or 7.1%, from December 31, 2017. Deposits increased $21,650,000, or 2.2%, from December 31, 2017.

•

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $9,638,000, or 1.23% of total loans at December 31, 2018, compared with $9,242,000, or 1.26% of total loans at December 31, 2017.  Loans on non-accrual status were $7,478,000 at December 31, 2018 compared with $7,921,000 at December 31, 2017.  Net charge-offs for 2018 were $137,000, or 0.02% of average total loans, as compared with $953,000, or 0.14% of average total loans for 2017.

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

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2018, 2017, and 2016.

Year ended December 31,	2018	2017	2016
Total interest income	$43,200	$38,102	$33,237
Total interest expense	8,185	5,680	4,733
Net interest income	35,015	32,422	28,504
Tax-equivalent adjustment	818	1,582	1,641
Net interest income (tax-equivalent basis)	$35,833	$34,004	$30,145

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and interest-bearing balances at the Federal Reserve Bank (Fed). Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits.

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

2018 versus 2017

On a tax-equivalent basis, net interest income for 2018 increased $1,829,000, or 5.4%, to $35,833,000. The net interest margin, which decreased slightly to 3.13% was unfavorably impacted by increased rates on deposits and borrowings and less favorable tax-equivalent yields on tax-exempt municipal investments and loans as the Federal tax rate decreased from 34% to 21%.  The average rate earned on earning assets increased 18 basis points from 3.67% for 2017 to 3.85% for 2018 with the yield on loans increasing 16 basis points, favorably impacted by a $38,565,000 increase in average commercial real estate loans and an 11 basis point increase in the related yield and a $26,117,000 increase in average commercial and industrial loans and a 46 basis point increase in the related yield, while the yield on investment securities declined slightly to 2.32%. In comparison, the interest rate paid on total average interest-bearing liabilities increased 24 basis points from 0.64% for 2017 to 0.88% for 2018 with the average rate paid on interest-bearing deposits increasing from 0.65% to 0.86% for the same time periods, respectively, and a $31,842,000 increase in average interest-bearing deposits.

Market disruption caused by local bank consolidation positively impacted both loan and deposit growth which was partially offset by the competitive local interest rate market for quality loans and deposits.  Net interest spread decreased six basis points to 2.97% for 2018 compared to 3.03% for 2017.  Average earning assets increased by $61,070,000, or 5.6%, to $1,143,506,000 for 2018, with average loans increasing $84,262,000, or 12.3%, to $766,744,000, while average investment securities decreased $17,699,000, or 4.5%, to $372,803,000. With the growth in earning assets occurring primarily in the loan portfolio, the mix of earning assets changed, which also contributed to relative stability of the net interest margin, as investment securities generally earn a lower yield than loans. The growth in earning assets was funded by a $40,656,000, or 4.2%, increase in average total deposits to $1,003,154,000, and the increase in average short-term borrowing, comprising sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings, of $12,267,000, or 25.2%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law, reducing the Federal corporate income tax rate from 34% to 21% effective January 1, 2018.  This reduction in the tax rate had an impact on the tax-equivalent yield on certain interest-earning assets.  Had the 2017 Tax Reform Act been in effect in 2017, the impact would have resulted in a reduction to the 2017 interest margin of approximately seven basis points.

2017 versus 2016

On a tax-equivalent basis, net interest income for 2017 increased $3,859,000, or 12.8%, to $34,004,000. The net interest margin, which increased to 3.14% was favorably impacted by a $59,846,000 increase in average commercial real estate loans and a 12-basis point increase in the related yield and a $17,451,000 increase in average commercial and industrial loans and a 38-basis point increase in the related yield.  The average rate earned on earning assets increased 17 basis points from 3.50% for 2016 to 3.67% for 2017 with the yield on loans increasing 13 basis points while the yield on investment securities declined slightly to 2.39%. In comparison, the interest rate paid on total average interest-bearing liabilities increased seven basis points from 0.57% for 2016 to 0.64% for 2017 with the average rate paid on interest-bearing deposits increasing from 0.58% to 0.65% for the same time periods, respectively, and a $55,717,000 increase in average interest-bearing deposits.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2018			2017			2016
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Trading securities	$—	0.00%	$—	$1,187	5.73%	$68	$3,896	5.37%	$209
Investment securities (AFS & Equities):
U.S. Government agencies	72,255	1.79	1,295	74,143	1.78	1,319	61,376	1.83	1,126
State and municipal	71,048	3.29	2,335	75,906	3.91	2,966	73,121	4.04	2,954
Mortgage-backed and CMOs	213,356	2.14	4,565	223,715	2.05	4,583	202,279	1.98	4,005
Pooled trust preferred	150	4.35	6	1,548	1.45	22	3,141	0.23	7
Corporate debt	6,258	2.39	150	8,062	2.01	162	8,051	1.79	144
Equities	9,736	3.08	300	7,128	3.49	249	7,446	3.13	233
Total investment securities (AFS & Equities)	372,803	2.32	8,651	390,502	2.38	9,301	355,414	2.38	8,469
Loans:
Commercial real estate	432,069	4.66	20,135	393,504	4.55	17,909	333,658	4.43	14,767
Residential real estate	62,312	3.86	2,402	51,242	3.89	1,996	45,233	3.89	1,759
Home equity loans	67,376	4.44	2,989	66,578	3.86	2,567	63,439	3.68	2,337
Commercial and industrial	154,958	5.10	7,901	128,841	4.64	5,984	111,390	4.26	4,749
Indirect lease financing	—	—	—	—	—	—	7,969	8.80	702
Consumer loans	7,017	5.99	420	6,575	5.39	355	4,713	5.20	245
Tax-exempt loans	43,012	3.22	1,384	35,742	3.95	1,410	38,638	3.80	1,468
Total loans, net of unearned income*	766,744	4.59	35,231	682,482	4.43	30,221	605,040	4.30	26,027
Other earning assets	3,959	3.45	136	8,265	1.13	94	31,496	0.55	173
Total earning assets	1,143,506	3.85	44,018	1,082,436	3.67	39,684	995,846	3.50	34,878
Cash and due from banks	12,557			13,366			14,243
Allowance for loan losses	(8,287)			(7,858)			(7,583)
Other assets	29,134			29,219			28,692
Total assets	$1,176,910			$1,117,163			$1,031,198

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$194,372	0.35%	$689	$169,940	0.21%	$353	$153,598	0.21%	$315
Municipals	106,411	1.44	1,537	110,052	0.71	784	102,060	0.34	351
Money market	77,713	0.42	329	84,203	0.30	249	71,256	0.27	192
Savings	266,946	0.62	1,657	249,894	0.46	1,156	229,779	0.40	923
Time	121,021	1.30	1,578	128,603	1.18	1,512	133,407	1.12	1,497
Time of $100,000 or more	106,058	1.62	1,723	97,987	1.40	1,373	94,862	1.37	1,301
Total interest-bearing deposits	872,521	0.86	7,513	840,679	0.65	5,427	784,962	0.58	4,579
Short-term borrowings	60,939	1.10	672	48,672	0.52	253	40,200	0.38	154
Total interest-bearing liabilities	933,460	0.88	8,185	889,351	0.64	5,680	825,162	0.57	4,733
Non-interest-bearing deposits	130,633			121,819			107,579
Other liabilities	4,576			4,497			3,985
Shareholders' equity	108,241			101,496			94,472
Total liabilities and shareholders' equity	$1,176,910			$1,117,163			$1,031,198
Net interest rate spread		2.97%			3.03%			2.93%
Margin/net interest income		3.13%	$35,833		3.14%	$34,004		3.03%	$30,145

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for 2018 and 34 percent for 2017 and 2016. Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2018 vs. 2017			2017 vs. 2016
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Trading securities	$(68)	$—	$(68)	$(145)	$4	$(141)
Investment securities (AFS & Equities):
U.S. Government agencies	(33)	9	(24)	234	(41)	193
State and municipal	(190)	(441)	(631)	113	(101)	12
Mortgage-backed and CMOs	(212)	194	(18)	425	153	578
Pooled trust preferred	(20)	4	(16)	(4)	19	15
Corporate debt	(36)	24	(12)	—	18	18
Equities	91	(40)	51	(10)	26	16
Total investment securities (AFS & Equities)	(400)	(250)	(650)	758	74	832
Loans:
Commercial real estate	1,755	471	2,226	2,650	492	3,142
Residential real estate	431	(25)	406	233	4	237
Home equity loans	31	391	422	115	115	230
Commercial and industrial	1,214	703	1,917	744	491	1,235
Indirect lease financing	—	—	—	(702)	—	(702)
Consumer loans	23	42	65	98	12	110
Tax-exempt loans	287	(313)	(26)	(111)	53	(58)
Total loans	3,741	1,269	5,010	3,027	1,167	4,194
Other earning assets	(50)	92	42	(127)	48	(79)
Total interest income	3,223	1,111	4,334	3,513	1,293	4,806
Interest expense:
Interest-bearing demand	50	286	336	34	4	38
Municipals	(26)	779	753	27	406	433
Money market	(19)	99	80	35	22	57
Savings	79	422	501	81	152	233
Time	(89)	155	66	(53)	68	15
Time of $100,000 or more	114	236	350	42	30	72
Total interest-bearing deposits	109	1,977	2,086	166	682	848
Short-term borrowings	64	355	419	33	66	99
Total interest expense	173	2,332	2,505	199	748	947
Net interest income	$3,050	$(1,221)	$1,829	$3,314	$545	$3,859

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $4,334,000 to $44,018,000 for 2018, while total interest expense increased $2,505,000 to $8,185,000. Volume growth in earning assets contributed an additional $3,223,000 of interest income and interest rate increases contributed to additional interest income of $1,111,000. Rate-related interest expense increased $2,332,000, while volume-related interest expense increased $173,000.

Investments

2018 versus 2017

Interest income on available-for-sale and equity investment securities decreased $650,000 when comparing the two years. The decrease in average balances contributed to $400,000 of the decrease, while rates contributed the remaining $250,000 decrease. The average yield on the available-for-sale and equity investment portfolio declined slightly to 2.32% for 2018 compared to 2.38% for 2017. The decrease in the investment portfolio is due to funding needs to support loan growth.

Income on U.S. Government agency securities decreased $24,000, due to a decrease in average balances totaling $1,888,000, which was partially offset by an increase in the yield on the portfolio of one basis points from 1.78% for 2017 to 1.79% for 2018.  Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were not exercised during 2018 as a result of the rising rates during the year.

Interest income on tax-exempt municipal securities decreased $631,000. The decline in yield of 62 basis points from 3.91% in 2017 to 3.29% in 2018 contributed to a $441,000 reduction in interest income. Average balances, which decreased $4,858,000, contributed $190,000 to the interest income decline. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically, QNB purchased municipal bonds with 10- to 15-year maturities with call dates between 2 and 5 years.  Had the 2017 Tax Reform Act been in effect in 2017, the impact would have resulted in a reduction to the yield on municipal bonds of approximately 65 basis points to 3.26%.  Future demand for tax-exempt municipal securities is uncertain, as the tax-equivalent yield is less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.  This portfolio is expected to continue to decline as there are $21,857,000 in municipal bonds with a 2018 tax-equivalent yield of 3.51% that are expected to be called or mature in 2019. The current yield on replacement bonds is below this threshold.

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (“GSE”) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs decreased $18,000 primarily due to a decrease of $10,359,000, or 4.6%, in average balances. The yield on the mortgage-backed and CMO portfolio improved by nine basis points from 2.05% for 2017 to 2.14% for 2018. This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase.

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

Loans

2018 versus 2017

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, hotels, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $2,226,000. The increase in average balances of $38,565,000, or 9.8%, contributed an increase in interest income of $1,755,000. The 11-basis point increase in yield, from 4.55% in 2017 to 4.66% in 2018 resulted in an increase of interest income of $471,000.

Income on commercial and industrial loans, the second largest category, increased $1,917,000 with the positive impact from an increase in yield and average balances. Average commercial and industrial loans increased $26,117,000, or 20.3%, to $154,958,000 for 2018, resulting in a $1,214,000 increase in interest income.  Average yield on these loans increased 46 basis points to 5.10% providing an additional $703,000 in interest income. Many of the loans in this category are indexed to the prime interest rate, which increased by one quarter of one percent four times since December 2017.

Tax-exempt loan income decreased $26,000 from 2017. When comparing the same periods, average balances increased $7,270,000 to $43,012,000, which contributed a $287,000 increase in interest income.  This increase was offset by a decrease in the average yield on

the tax-exempt loan portfolio from 3.95% for 2017 to 3.22% for 2018, resulting in a decline in interest income of $313,000.   Had the 2017 Tax Reform Act been in effect in 2017, the impact would have resulted in a reduction to the yield on municipal bonds of approximately 66 basis points to 3.29%.

QNB strives to become the “local consumer lender of choice”, and to affect this goal, QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Overall, interest income for retail lending increased $893,000 in 2018 compared with 2017, driven by the increase in average balances and average rate increases on home equity and consumer loans.  2017 tax reform legislation changed the tax deductibility of home equity interest for borrowers.

Income on home equity loans increased by $422,000 when comparing 2018 and 2017.  During 2018 and 2017, QNB offered attractive rates on both variable rate and fixed rate home equity loans, which contributed to an increase in average balances totaling $798,000, or 1.2%, to $67,3762,000 when comparing 2018 and 2017. The yield on the home equity portfolio increased 58 basis points to 4.44% when comparing the two years, primarily due to prime rate increases. The demand for home equity loans has improved along with the recovery in home values. We expect that the demand for home equity loans will continue.

Given the low yields on alternative investment securities, QNB retained certain hybrid adjustable rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $11,070,000, or 21.6%, to $62,312,000 for 2018. The average yield on the residential real estate portfolio remained fairly level at 3.86% for 2018 compared to 3.89% for 2017. Overall, interest income for this segment grew $406,000 in 2018.

Interest income on consumer loans increased $65,000.  As with all other categories of retail loans, consumer loans at QNB experienced growth in average balances in 2018, which increased $442,000, or 6.7%, led by student loan growth. Growth in volume contributed $23,000 to the increase in income, and the 60-basis point increase in the average yield from 5.39% in 2017 to 5.99% in 2018 contributed to an increase in interest income of $42,000.

2017 versus 2016

Income on commercial real estate loans increased $3,142,000. The increase in average balances of $59,846,000, or 17.9%, contributed an increase in interest income of $2,650,000. The 12-basis point increase in yield, from 4.43% in 2016 to 4.55% in 2017 resulted in an increase of interest income of $492,000.

Income on commercial and industrial loans increased $1,235,000 with the positive impact from an increase in yield and average balances. Average commercial and industrial loans increased $17,451,000, or 15.7%, to $128,841,000 for 2017, resulting in a $744,000 increase in interest income.  Average yield on these loans increased 38 basis points to 4.64% providing an additional $491,000 in interest income.

Tax-exempt loan income decreased $58,000 from 2016. When comparing the same periods, average balances decreased $2,896,000 to $35,742,000, which contributed a $111,000 decrease in interest income.  This decrease was partially offset by an increase in the average yield on the tax-exempt loan portfolio from 3.80% for 2016 to 3.95% for 2017, resulting in additional interest income of $53,000.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment.  In October 2016, the Company sold its interest in these third-party originated finance contracts. Interest income in 2016 included $702,000 from these contracts.

Interest income for retail lending increased $577,000 in 2017 compared with 2016, driven by both the increase in average balances and rising rates in 2017.

Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $6,009,000, or 13.3%, to $51,242,000 for 2017. The average yield on the residential real estate portfolio remained level at 3.89% for 2017 and 2016. Overall, interest income for this segment grew $237,000 in 2017.

Interest income on consumer loans increased $110,000. Average balances in this segment increased $1,663,000. This growth in volume contributed $98,000 to the increase in income, and the 19-basis point increase in the average yield from 5.20% in 2016 to 5.39% in 2017 contributed to an increase in interest income of $12,000.

Deposits and Borrowings

2018 versus 2017

Earning assets are funded primarily by deposits, which increased on average by $40,656,000, or 4.2%, to $1,003,154,000, when comparing 2018 and 2017. Total interest expense for 2018 was $8,185,000 compared with $5,680,000 for 2017, an increase of $2,505,000. Interest expense on total deposits increased $2,086,000 and interest expense on borrowed funds increased $419,000 when comparing the two years. The rate paid on interest-bearing deposits increased 21 basis points; the rate paid on borrowings increased 58 basis points, when comparing the two periods. Deposit and borrowing costs are expected to increase as the competition for deposits increases.

Consistent with the past several years, the growth in deposits during 2018 was centered in accounts with greater liquidity. Average non-interest-bearing demand accounts increased $8,814,000, or 7.2%, to $130,633,000 for 2018; QNB has been successful in increasing both personal and business checking accounts. Average interest-bearing demand accounts increased $24,432,000, or 14.4%, to $194,372,000 for 2018 compared with 2017, with interest expense on interest-bearing demand accounts increasing $336,000 to $689,000 for 2018. The average rate paid increased 14 basis points to 0.35% for 2018 compared to 0.21% for 2017. Interest-bearing business checking account average balances increased by $14,265,000, or 72.8%, and related interest expense increased $276,000, or 77 basis points in yield, when comparing the two years. This was primarily due to one large commercial customer consolidating both existing and external accounts. Also included in this category is QNB-Rewards checking, a tiered-rate checking account product. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. If these qualifications are not met, the rate paid for 2017 was 0.20% increasing during 2018 to 0.25%. For 2018, the average balance in this product was $54,188,000 and the related interest expense was $338,000 for an average cost of funds of 0.62%. In comparison, the average balance of the QNB-Rewards accounts for 2017 was $50,907,000, yielding 0.55%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $99,451,000 for 2017 to $106,337,000 for 2018. The average rate paid on these balances was 0.05% for both years.

Average money market accounts decreased $6,490,000, or 7.7%, to $77,713,000 for 2018 compared with 2017. The decrease in money market balances is a result of a shift in balances to higher yielding certificates of deposits. Interest expense on money market accounts increased $80,000 to $329,000 for 2018 compared with 2017. The average interest rate paid on money market accounts was 0.42% for 2018, an increase of 12 basis points compared with 2017. The balances in this category primarily comprise Select money market accounts, a product that pays a tiered rate based on account balances. The balances remaining in these accounts for 2018 were primarily at higher-yielding tiers.

Interest expense on municipal interest-bearing demand accounts increased $753,000 to $1,537,000 for 2018. The average balance of municipal interest-bearing demand accounts decreased $3,641,000, or 3.3%, to $106,411,000 while the average interest rate paid on these accounts increased 73 basis points to 1.44% for 2018 from 0.71% for 2017. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.25% and 0.50%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

QNB’s online e-Savings product is the largest category of savings deposits and was created to compete with other online savings accounts.  Average balances grew $13,395,000, or 7.4%, to $195,258,000 in 2018 compared with $181,863,000 in 2017. The rate on this product increased from 0.65% at the end of 2017 to 0.85% in December 2018. The average cost of funds on these accounts was 0.58% for 2017 and 0.79% for 2018. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $3,657,000, or 5.4%, to $71,688,000. The average rate paid on total savings accounts was 0.62% for 2018, a 16-basis point increase from 2017 while interest expense increased $501,000, from $1,156,000 to $1,657,000 over the same period. The growth in balances appears to reflect the desire for liquidity and a better rate than short-term time deposits.

Interest expense on time deposits increased $416,000, to $3,301,000 in 2018, due to a 22-basis point increase in yield, from 1.27% in 2017 to 1.45% in 2018.  The increase in average balances was $489,000 in 2018, to $227,079,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. However, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $78,931,000, or 35.3%, in time deposits will reprice or mature over the next 12 months compared with 42.7% of the portfolio at December 31, 2017. The average rate paid on these time deposits is approximately 1.06%. QNB has extended the maturity of the time deposit portfolio by offering attractive rates at terms greater than 12 months. Interest expense is expected to increase along with competition for deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks with average balances in 2018 of $38,172,000 and $22,767,000, respectively. Interest expense on short-term borrowings increased by $419,000 to $672,000 when comparing the two years. During this period average balances of borrowings from correspondent banks increased $13,396,000. The increase in these borrowings was the primary contributor to the increase in the average rate paid from 0.52% to 1.10%.

2017 versus 2016

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

Average non-interest-bearing demand accounts increased $14,240,000, or 13.2%, to $121,819,000 for 2017. Business checking account average balances increased by $11,707,000, or 13.5%, when comparing the two years. Average interest-bearing demand accounts increased $16,342,000, or 10.6%, to $169,940,000 for 2017 compared with 2016, with interest expense on interest-bearing demand accounts increasing $38,000 to $353,000 for 2017. The average rate paid remained unchanged at 0.21% for 2016 and 2017. The average balance in QNB-Rewards checking was $50,907,000 and the related interest expense was $281,000 for an average cost of funds of 0.55%. In comparison, the average balance of the QNB-Rewards accounts for 2016 was $44,918,000, yielding 0.56%. The average balance of other interest-bearing demand accounts included in this category increased from $108,680,000 for 2016 to $119,033,000 for 2017. The average rate paid on these balances was 0.06% for both years.  Average money market accounts increased $12,947,000, or 18.2%, to $84,203,000 for 2017 compared with 2016. The increase in money market balances is a result of a shift in balances to more liquid accounts. Interest expense on money market accounts increased $57,000 to $249,000 for 2017 compared with 2016. The average interest rate paid on money market accounts was 0.30% for 2017, an increase of three basis points compared with 2016.

Interest expense on municipal interest-bearing demand accounts increased $433,000 to $784,000 for 2017. The average balance of municipal interest-bearing demand accounts increased $7,992,000, or 7.8%, to $110,052,000 and the average interest rate paid on these accounts increased 37 basis points to 0.71% for 2017 from 0.34% for 2016.

Online eSavings account average balances grew $13,503,000, or 8.0%, to $181,863,000 in 2017 compared with $168,360,000 in 2016. The rate on this product was changed from 0.55% at the end of 2016 to 0.65% in late December 2017. The average cost of funds on these accounts was 0.50% for 2016 and 0.58% for 2017.  Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $6,612,000, or 10.8%, to $68,031,000.  The average rate paid on total savings accounts was 0.46% for 2017, a six-basis point increase from 2016 while interest expense increased $233,000, from $923,000 to $1,156,000 over the same period.

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

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $1,130,000, $1,400,000 and $30,000 for the twelve-month periods ended December 31, 2018, 2017 and 2016, respectively. Excluding the $220,000 reversal in allowance for loan losses associated with the sale of the indirect lease finance portfolio, the 2016 provision would have been $250,000.  Net loan charge-offs were $137,000, or 0.02% of total average loans for 2018 compared with $953,000, or 0.14% of total average loans in 2017 and $190,000, or 0.03%, in 2016. The majority of the loans charged off during 2018 and 2017 had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loans. Deterioration in credit quality or significant growth in the loan portfolio may result in a higher provision for loan losses in 2019.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
Fees for services to customers	$1,699	$1,668	$1,621	$31	$47	1.9%	2.9%
ATM and debit card	1,895	1,749	1,651	146	98	8.3	5.9
Retail brokerage and advisory	370	436	603	(66)	(167)	-15.1	-27.7
Bank-owned life insurance	291	345	308	(54)	37	-15.7	12.0
Merchant	326	345	334	(19)	11	-5.5	3.3
Net gain (loss) on trading activities	—	27	(40)	(27)	67	100.0	-167.5
Net (loss) gain on sale of investment securities	(76)	1,500	674	(1,576)	826	-105.1	122.6
Unrealized loss on investment equity securities	(336)	—	—	(336)	—	—	—
Net gain on sale of loans	105	375	320	(270)	55	-72.0	17.2
Loss on sale of indirect lease financing portfolio	—	—	(223)	—	223	—	-100%
Other	618	442	419	176	23	39.8	5.5
Total	$4,892	$6,887	$5,667	$(1,995)	$1,220	-29.0%	21.5%

2018 versus 2017

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $4,892,000 in 2018 compared with $6,887,000 in 2017, a decrease of $1,995,000.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,699,000 for 2018, an increase of $31,000, or 1.9%, from 2017. Overdraft income, which represented approximately 78% and 76% of total fees for services to customers in 2018 and 2017, respectively, increased by $50,000, or 3.9%, when comparing 2018 to 2017. The increase in overdraft income primarily reflects an increase in the number of overdraft occurrences.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,895,000 in 2018, an increase of $146,000, or 8.3%, from the amount recorded in 2017. Debit card interchange income increased $147,000, or 8.7%, to $1,841,000 in 2018, while ATM surcharge income and monthly card fees income decreased $1,000 to $54,000. The growth in checking accounts and card usage contributed to the increase in debit card income, including the QNB Rewards checking product, a tiered-rate checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

QNB provides securities and advisory services under the name QNB Financial Services through an independent third-party registered Broker/Dealer and Registered Investment Advisor. QNB terminated its contract with its third-party broker-dealer effective August 1, 2018 and entered into a similar arrangement with another third-party provider. QNB Financial Services staff are in the process of transferring accounts to the new provider’s platform and expect the transfer to be completed by the end of the first quarter of 2019. QNB receives a percentage of the revenue generated but is responsible for salaries and expenses of advisors who are QNB employees.  Retail brokerage and advisory revenue was $370,000 for 2018 compared with $436,000 in 2017, a decline of $66,000, or 15.1%. There were less sales in front-loaded products, such as annuities and alternative investments (which include private equity, hedge funds, managed futures, real estate “REITs”, commodities and derivatives contracts) in 2018 than in 2017, resulting in a $103,000 reduction of revenues.  In 2017 and throughout 2018, there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction; advisory fees increased $87,000 comparing 2018 to 2017.  In 2018, the net income provided by QNB Financial Services was $22,000, compared with $13,000 in net income for 2017.

Income on bank-owned life insurance (“BOLI”) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2017 was $345,000, including a death benefit of $52,000, compared to $291,000 for 2018.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $326,000 for 2018, a decrease of $19,000, or 5.5%, from the amount reported in 2017. The decrease in merchant income is primarily a result of competitive pricing and a loss of customers.

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

Net gains on investment securities decreased $1,576,000 to a net loss of $76,000 for the year ended December 31, 2018, compared with a gain of $1,500,000 for the year ended December 31, 2017, primarily due to market conditions which resulted in greater opportunities for profitable sales in 2017 compared with 2018.   QNB sold equity investment securities during 2018 to minimize potential future losses on certain securities.  The prolonged decline in market value of one equity security in 2017 resulted in recording other than temporary impairment charges of $80,000.  Gains, net of other-than-temporary impairment, from equity securities were $1,477,000 in 2017. Strong performance in the U.S. equity markets during 2017, enabled QNB to sell some equity holdings and recognize gains. Net gains on the sale of fixed income securities were $5,000 and $23,000 for 2018 and 2017, respectively. The 2017 fixed income gains were primarily from the sale of fast paying, lower-yielding or odd-lot mortgage-backed and CMO securities as well as low yielding agency bonds that were likely to be called in the following two years. The adoption of Accounting Standard Update 2016-01 (ASU 2016-01) effective January 1, 2018 requires the Company to record unrealized gains or losses on equity securities through earnings, rather than in other comprehensive income (loss), a component of shareholders’ equity. Unrealized losses on equity securities were $336,000 during 2018. There was no corresponding unrealized gain or loss recognized on equity securities for 2017, which preceded the effective date for ASU 2016-01.

During the second quarter 2017, QNB Bank redeemed the trading securities portfolio, as lack of market volatility and the interest rate environment resulted in declining performance of the portfolio.  The net realized gains recorded for the six months ended June 30, 2017 were $27,000.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $105,000 and $276,000 for 2018 and 2017, respectively. Mortgage refinance activity decreased in 2018, as rate volatility prompted borrowers to delay borrowing. Proceeds from the sale of residential mortgages were $4,478,000 and $9,041,000 for the years ended December 31, 2018 and 2017, respectively. Included in the gains on the sale of residential mortgages in 2018 and 2017 are $33,000 and $66,000, respectively, related to the recognition of mortgage servicing assets.  The remaining $99,000 gain on sale of loans in 2017 is attributed to QNB’s portion of a purchased participation loan with no carrying balance that was sold.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $126,000 for 2018 and $114,000 for 2017 is included in other non-interest income.

Other non-interest income, excluding mortgage servicing income, was $492,000 for 2018, an increase of $164,000 from the amount recorded in 2017. Other non-interest income for 2018 included $48,000 in broker-dealer conversion costs reimbursement and a $57,000 sales tax refund. Increased revenues from letters of credit, credit cards, and check sale commissions of $55,000, $15,000, and $18,000, respectively, were partially offset by a reduction in title company income of $10,000, when comparing 2018 to 2017.

2017 versus 2016

Total non-interest income was $6,887,000 in 2017 compared with $5,667,000 in 2016, an increase of $1,220,000. Excluding the loss on sale of indirect finance leasing portfolio of $223,000 in 2016, the increase in non-interest income was $997,000, comparing 2017 to 2016.

Fees for services to customers were $1,668,000 for 2017, an increase of $47,000, or 2.9%, from 2016. Overdraft income increased by $44,000, or 3.6%, when comparing 2017 to 2016.  ATM and debit card income was $1,749,000 in 2017, an increase of $98,000, or 5.9%, from the amount recorded in 2016. Debit card interchange income increased $103,000, or 6.5%, to $1,694,000 in 2017, while ATM surcharge income and monthly card fees income decreased $5,000, to $55,000.

Retail brokerage and advisory revenue was $436,000 for 2017 compared with $603,000 in 2016, a decline of $167,000, or 27.7%. There were less sales in front-loaded products in 2017 than in 2016, resulting in a $260,000 reduction of revenues.  In 2017 there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction; advisory fees increased $106,000 comparing 2017 to 2016.

Income on BOLI policies during 2017 was $345,000, including a death benefit of $52,000, compared to $308,000 for 2016.  Merchant income was $345,000 for 2017, an increase of $11,000, or 3.3%, from the amount reported in 2016.

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

During the second quarter 2017, QNB Bank redeemed the trading securities portfolio; the net realized gains recorded for the six months ended June 30, 2017 were $27,000.  The net realized and unrealized losses recorded at December 31, 2016 were $40,000 and fair value was $3,596,000. Unrealized gains on trading activity related to trading securities held at December 31, 2016 totaled $69,000.

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

Other non-interest income was $328,000 for 2017, an increase of $34,000 from the amount recorded in 2016. Increased revenues from letters of credit, credit cards, check sale commissions, and merchant loss recoveries of $50,000, $8,000, $7,000, and $6,000, respectively, were partially offset by a reduction in sales tax refunds of $36,000, when comparing 2017 to 2016.

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
Salaries and employee benefits	$14,411	$13,121	$12,011	$1,290	$1,110	9.8%	9.2%
Net occupancy	1,872	1,789	1,750	83	39	4.6	2.2
Furniture and equipment	2,165	1,859	1,753	306	106	16.5	6.0
Marketing	927	914	806	13	108	1.4	13.4
Third party services	1,889	1,608	1,691	281	(83)	17.5	-4.9
Telephone, postage and supplies	685	804	752	(119)	52	-14.8	6.9
State taxes	727	687	666	40	21	5.8	3.2
FDIC insurance premiums	624	577	568	47	9	8.1	1.6
Other	2,585	2,361	2,166	224	195	9.5	9.0
Total	$25,885	$23,720	$22,163	$2,165	$1,557	9.1%	7.0%

2018 versus 2017

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $25,885,000 in 2018, an increase of $2,165,000, or 9.1%, from the $23,720,000 recorded in 2017. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue (tax-equivalent net interest income plus non-interest income). QNB’s efficiency ratios for 2018, 2017 and 2016 were 63.6%, 58.0%, and 61.9%, respectively.  The increase in the 2018 efficiency ratio is primarily due to security net gains in 2017 of $1,500,000 versus net losses in 2018 of $412,000 and partially due to tax rate changes under the 2017 Tax Reform Act impacting the tax-equivalence of interest income.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2018 was $14,411,000, an increase of $1,290,000 compared with $13,121,000 reported in 2017. Salary expense for 2018 was $11,444,000, an increase of $848,000 compared with $10,596,000 reported in 2017. Included in salary expense in 2018 was incentive compensation plus related payroll taxes of $910,000, a $293,000 increase over incentive compensation in 2017. Benefit expense for 2018 was $2,967,000, an increase of $442,000, or 17.5%, from the amount recorded in 2017 with payroll taxes increasing $13,000 as salary expense increased.  Medical premiums increased $336,000.  Retirement plan matching and safe harbor increased $75,000 compared to 2017. QNB utilized unvested forfeited 401(k) contributions to offset retirement plan matching in 2018 and 2017.

Net occupancy and furniture and equipment expense increased $389,000, to $4,037,000 when comparing 2018 to 2017, due primarily to increased software, higher depreciation resulting from 2018 renovations and a branch relocation, building and equipment maintenance and branch rent.

Marketing expense was $927,000 for 2018, a $13,000 increase from the expense recorded in 2017. Marketing expenses related to public relations increased $23,000 for the year ended December 31, 2018 compared with 2017. QNB’s contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves are included in public relations expense.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services increased $281,000 when comparing the two periods, primarily due to increased legal services of $62,000, information technology third party services of $69,000, tax preparation fees of $36,000 related to method changes implemented for the 2017 returns, and other third-party services.

Telephone, postage and supplies expense decreased $119,000, or 14.8%, to $685,000 in 2018, compared with 2017. Supplies expense decreased $21,000 in 2018, as additional supplies related to EMV chip debit card production were purchased in 2017.  Telecommunications expense decreased $74,000 due cost savings related to the consolidation of services. Postage expense decreased $24,000; additional expense was incurred in 2017 due to the issuance to EMV chip debit cards.

FDIC insurance premium expense increased $47,000, or 8.1%, in 2018.  The premium assessment formula for small institutions was changed by the FDIC and implemented in late 2016 and is based on asset growth and related risk assumptions determined by the FDIC as well as capital. Small institutions, for FDIC premium assessments purposes, are defined as those with total consolidated assets less than $10 billion. On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%. Because the reserve ratio has exceeded 1.35%, a change impacting QNB’s deposit insurance assessment occurred under the FDIC regulations:  Small institutions were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.  On January 24, 2019, QNB was notified by the FDIC that its preliminary estimated credit was approximately $234,000, which would be recognized in future periods.

State tax expense represents the payment of the Pennsylvania Shares Tax and Pennsylvania sales and use tax. State tax expense was $727,000 and $687,000 for the years 2018 and 2017, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank and comprises all but $3,000 of the expense in this category.  The increase in Pennsylvania Shares Tax is a result of growth of the Bank’s capital.

Other operating expenses for the twelve months ended December 31, 2018 increased $224,000, or 9.5%, primarily due to check card expense, employee training and business development costs.

2017 versus 2016

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

FDIC insurance premium expense increased $9,000, or 1.6%, in 2017, due to a change in the premium assessment formula announced by the FDIC in 2016, establishing reduced premium assessment formulas for small institutions.

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

Income Taxes

Applicable income tax expense and effective tax rates were $1,557,000, or 12.1%, for 2018 compared with $5,900,000, or 41.6%, for 2017.  Under the 2017 Tax Reform Act, the corporate income tax rate was reduced from 34% to 21%; therefore, QNB recorded a charge reflecting the revaluation of its net deferred tax assets from 34% to 21% at December 31, 2017 resulting in additional tax expense of $2,054,000.   In 2018, QNB elected to change its tax methods for bad debt conformity and for loan originations costs effective with the filing of the 2017 tax return which resulted in a tax benefit of $415,000.  These discrete tax items were recorded in 2018.

Summary Impact of 2017 Tax Reform Act and Discrete Tax Items

Year ended December 31,	2018	2017
Non-GAAP adjusted net income excluding impact of discrete items and tax legislation	$10,920	$10,343
Tax provision, discrete items and revaluation of net deferred tax asset	415	(2,054)
Reported Net Income (GAAP)	$11,335	$8,289

Non-GAAP earnings per share, excluding impact of discrete items and tax legislation	$3.14	$3.00
Effect of discrete items and tax legislation on diluted earnings per share	0.11	(0.59)
Reported Diluted Earnings per Share (GAAP)	$3.25	$2.41

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

For the year ended December 31, 2018, the effective tax rate excluding the discrete items was 15.3% primarily due to the decrease in the tax rate from 34% to 21%.  For the year ended December 31, 2017, the effective tax rate excluding the Tax Reform charge was 27.1%.  The higher effective tax rate year over year is predominately a result of tax-exempt income from loans and securities comprising a smaller proportional share of pre-tax income than the prior year and greater state tax expense. QNB expects the effective tax rate in 2019 to be similar to the 15.3%, less than the 21% corporate rate, due to its holdings of tax-free assets, including municipal bonds, municipal loans, and life insurance contracts.  For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2018	2017	Amount	Percent
Cash and cash equivalents	$13,458	$16,331	$(2,873)	-17.6%
Investment debt securities	344,221	374,570	(30,349)	-8.1
Investment equity securities	9,421	4,975	4,446	89.4
Restricted investment in bank stocks	797	1,501	(704)	-46.9
Loans receivable	785,448	733,283	52,165	7.1
Allowance for loan losses	(8,834)	(7,841)	(993)	-12.7
Premises and equipment, net	9,918	8,495	1,423	16.8
Bank-owned life insurance	11,192	10,894	298	2.7
Accrued interest receivable	2,852	3,545	(693)	-19.5
Other assets	6,979	6,584	395	6.0
Total assets	$1,175,452	$1,152,337	$23,115	2.0%

Cash and interest-earning deposits

Total cash and cash equivalents decreased $2,873,000 from $16,331,000 at December 31, 2017 to $13,458,000 at December 31, 2018. QNB had interest-bearing balances at the Federal Reserve Bank of $489,000 at December 31, 2018 compared with $863,000 at December 31, 2017.   Loan growth more than offset the proceeds received from the maturity, prepayment and sales of investment securities and deposit growth.

Investment Securities and Other Short-Term Investments

At December 31, 2018 and 2017, QNB had no Federal funds sold. With the Federal funds rate between 1.50% and 2.50%, excess funds for liquidity purposes are kept at the Federal Reserve, which was paying 1.50% until the Federal Open Market Committee raised the targeted Fed Funds rate by 25 basis points four times in 2018 in mid-March 2018, mid-June 2018, mid-September 2018 and in mid-December 2018. These funds carry a 0% risk weighting for risk-based capital calculation purposes.

Investment Portfolio History
December 31,	2018	2017	2016
Trading Securities
State and municipal	$—	$—	$3,596
Total trading securities	$—	$—	$3,596
Investment Securities Available-for-Sale
U.S. Government agency	$68,409	$70,524	$76,650
State and municipal	66,313	76,804	72,295
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	125,913	142,703	145,301
Collateralized mortgage obligations (CMOs)	75,491	76,302	77,415
Pooled trust preferred	116	215	2,281
Corporate debt	7,979	8,022	8,030
Total investment securities available-for-sale	$344,221	$374,570	$381,972
Equity Investments
Equity	$9,421	$4,975	$8,503
Total equity investments	$9,421	$4,975	$8,503
Total investment securities	$353,642	$379,545	$394,071

At December 31, 2018, approximately 76% of QNB’s investment securities were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2018, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk.  The decrease of the investment portfolio as a percent of total assets in 2018 is due to loan growth. Proceeds from the sale of investments were $9,061,000 in 2018 compared with $42,509,000 during 2017.

In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $48,074,000 in 2018 compared with $52,994,000 in 2017.  During 2018, $36,236,000 of investment securities were purchased compared with $85,265,000 during 2017.

The balance of U.S. Government agency securities decreased $2,115,000 to $68,409,000 at December 31, 2018 and represents 19.3% of the investment portfolio compared with 18.6% at December 31, 2017. The decrease was primarily due to the maturity of two securities.   U.S. Government agency issued CMO and MBS balances decreased $17,601,000 to $201,404,000 and represents 57.0% of the portfolio compared with 57.7% at December 31, 2017. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities decreased $10,491,000 to $66,313,000 at December 31, 2018, representing 18.8% of the investment portfolio compared with 20.2% at December 31, 2017. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases in addition to the bond rating of the issuer or the rating of bond insurer, if present. Nineteen bonds with a book value of $8,150,000 were called or matured in 2018 and three bonds were sold for $1,964,000.  The demand for tax-exempt municipal securities has declined as the tax-equivalent yield is becoming less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.

QNB owns one collateralized debt obligations (“CDO”) in the form of a pooled trust preferred security. The security is mainly comprised of securities issued by banks or bank holding companies. QNB owns the mezzanine tranche of this security. The security is structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.  The trust preferred security the Bank continues to hold has a carrying balance of $116,000 at December 31, 2018 and represents the senior-most obligation of the trust.  There was no credit-related other-than-temporary impairment charge during 2018, 2017 or 2016.  Future estimates of fair value of the remaining security could require recording additional OTTI charges through earnings. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

Equity securities increased $4,446,000 to $9,421,000 at December 31, 2018 from $4,975,000 at December 31, 2017.  QNB sold $4,902,000 in equity securities for a net loss of $79,000; QNB purchased $9,763,000 in equities during 2018.

QNB accounts for its investments by classifying securities into four categories. Debt securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income. Management determines the appropriate classification of securities at the time of purchase.

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2018	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency:
Fair value	$987	$62,154	$5,268	$—	$68,409
Weighted average yield	1.25%	1.79%	2.00%	—	1.80%
State and municipal:
Fair value	3,536	14,163	28,006	20,608	66,313
Weighted average yield	4.11%	3.06%	3.42%	3.25%	3.33%
Mortgage-backed:
Fair value	166	99,503	26,244	—	125,913
Weighted average yield	2.77%	2.18%	2.37%	—	2.22%
Collateralized mortgage obligations (CMOs):
Fair value	53	55,190	20,248	—	75,491
Weighted average yield	3.55%	2.19%	2.22%	—	2.20%
Pooled trust preferred:
Fair value	—	—	—	116	116
Weighted average yield	—	—	—	5.14%	5.14%
Corporate debt:
Fair value	—	4,959	3,020	—	7,979
Weighted average yield	—	2.46%	5.98%	—	3.79%
Total fair value	$4,742	$235,969	$82,786	$20,724	$344,221
Weighted average yield	3.46%	2.14%	2.80%	3.26%	2.38%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods and state and municipal securities which are based on pre-refunded date, if applicable. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21% and a Tax Equity and Financial Responsibility Act (“TEFRA”) adjustment for the cost of funds. Weighted average yields on investment securities available-for-sale are based on amortized cost.

Investment Securities - Trading

In 2014, QNB established a small percentage of its investment portfolio as trading in an effort to boost yields and income. During the second quarter 2017, QNB Bank redeemed the trading securities portfolio, as lack of market volatility and the interest rate environment resulted in declining performance of the portfolio, since its inception in 2014.  QNB recorded a net gain of $27,000 for 2017 in non-interest income.

Investments Available-For-Sale Debt Securities

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2018, the fair value of investment debt securities available-for-sale was $344,221,000, or $9,028,000 below the amortized cost of $353,249,000. This compares to a fair value of $374,570,000, or $5,870,000 below the amortized cost of $380,440,000, at December 31, 2017. The available-for-sale portfolio, excluding the pooled trust preferred securities, had a weighted average maturity of approximately 4.8 years at December 31, 2018 and 4.3 years at December 31, 2017. The weighted average tax-equivalent yield, excluding the pooled trust preferred securities, was 2.38% and 2.36% at December 31, 2018 and 2017, respectively.

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

Investments Held-To-Maturity Debt Securities

QNB did not hold any held-to-maturity security during 2018 or 2017.

Investments in Equity Securities

QNB adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018. This ASU was issued by the Financial Accounting Standards Board (FASB) on January 5, 2016 to enhance the reporting model for financial instruments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The FASB issued ASU 2018-03 in February 2018 which provides technical corrections and improvements to ASU 2016-01. QNB used the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. QNB reclassified a loss, net of taxes, of $254,000 from accumulated other comprehensive loss to retained earnings on January 1, 2018. At December 31, 2017, the fair value of the equity securities was $4,975,000, or $321,000 below the cost of $5,296,000.  Increases and decreases in the fair value were recognized in net income during 2018.  At December 31, 2018, the fair value of the equity securities was $9,421,000, or $658,000 below the cost of $10,079,000.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. Other than disclosed in the forthcoming Loan Portfolio Table, at December 31, 2018, there was a concentration of loans to lessors of residential buildings and dwellings of 15.8% of total loans and to lessors of nonresidential buildings of 18.1% of total loans, compared with 15.7% and of 17.3% of total loans, respectively, at December 31, 2017. These concentrations were primarily within the commercial real estate categories.

QNB moved from an eight-grade risk rating system to a ten-grade system in 2018, further disaggregating the credit quality of the loan portfolio to enhance credit risk strategies.

QNB’s commercial lending activity is focused on small businesses within the local community. Commercial purpose loans are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or group of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these types of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, qualifying originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity declined in 2018 with $4,373,000 in residential mortgages originated for sale during 2018, compared with $7,976,000 for 2017. There were no residential mortgage loans held-for-sale at December 31, 2018 or December 31, 2017. These loans are carried at the lower of aggregate cost or market.

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

Total loan receivables at December 31, 2018 were $785,448,000, an increase of $52,165,000, or 7.1%, from December 31, 2017. This follows a 15.8% increase in outstanding loans in 2017. A key financial ratio, loans to deposits, improved slightly to 77.3% at December 31, 2018, compared with 73.8% at December 31, 2017.  QNB continues to be committed to make loans available to credit worthy consumers and businesses.

Loan Portfolio
December 31,	2018	2017	2016	2015	2014
Commercial:
Commercial and industrial	$162,452	$147,190	$110,233	$124,397	$118,845
Construction	50,135	51,157	39,268	27,372	23,471
Secured by commercial real estate	308,590	286,867	255,188	235,171	203,534
Secured by residential real estate	68,581	71,703	68,731	63,164	53,077
State and political subdivisions	43,737	38,087	35,260	40,285	44,104
Indirect lease financing	—	—	—	10,371	7,685
Retail:
1-4 family residential mortgages	67,453	55,818	47,124	42,833	37,147
Home equity loans and lines	77,475	75,576	71,525	67,384	63,213
Consumer	6,785	6,680	5,670	4,286	4,175
Total loans	785,208	733,078	632,999	615,263	555,251
Net unearned costs (fees)	240	205	80	7	31
Loans receivable	$785,448	$733,283	$633,079	$615,270	$555,282

Loan Maturities and Interest Sensitivity
December 31, 2018	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$94,699	$48,743	$19,010	$162,452
Construction	13,031	19,562	17,542	50,135
Secured by commercial real estate	6,845	12,206	289,539	308,590
Secured by residential real estate	2,116	1,652	64,813	68,581
State and political subdivisions	10,539	6,665	26,533	43,737
Retail:
1-4 family residential mortgages	4,218	109	63,126	67,453
Home equity loans and lines	9,213	6,046	62,216	77,475
Consumer	536	1,858	4,391	6,785
Total	$141,197	$96,841	$547,170	$785,208

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The following shows the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates at December 31, 2018:

Loans with fixed predetermined interest rates: $97,309,000

Loans with variable or adjustable interest rates: $546,702,000

The Allowance for Loan Losses Allocation table on Page 42 shows the percentage composition of the loan portfolio over the past five years. There was very little change in the composition of the portfolio between the periods ended December 31, 2017 and 2018. Loans secured by commercial real estate represent the largest sector of the portfolio, increasing slightly from 39.1% of the portfolio at December 31, 2017 to 39.3% of the portfolio at December 31, 2018, as the balances in this sector grew by $21,723,000, or 7.6%, from $286,867,000 at December 31, 2017 to $308,590,000 at December 31, 2018. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had no charge-offs in this category in 2018, 2017 or 2016.

Commercial loans secured by residential real estate decreased by $3,122,000, or 4.4%, to $68,581,000 at December 31, 2018 and at 8.7% represent a slightly smaller share of the overall portfolio than the 9.8% at December 31, 2017. Some of the properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value. Charge-offs in this category have significantly decreased over the past three years. Non-accrual commercial loans secured by residential real estate were $1,102,000, $1,458,000, and $1,866,000 at December 31, 2018, 2017, and 2016, respectively, and loan charge-offs were $77,000, $23,000, and $120,000, in 2018, 2017 and 2016, respectively. In 2018, approximately $77,000 of the charge-offs were out-of-market investment properties, compared with all of the $23,000 in charge-offs in 2017 and approximately $96,000 of the $120,000 charge-offs in 2016.

Commercial and industrial loans, the second largest sector of the portfolio, experienced growth in balances of $15,262,000, or 10.4%, to $162,452,000 at December 31, 2018. This followed a growth in this category of $36,957,000, or 33.5%, in 2017. Commercial and industrial loans represented 20.7% of the portfolio at year-end 2018 compared with 20.1% at December 31, 2017. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or are unsecured. During 2017, nonaccrual commercial and industrial loan balances decreased $1,431,000 to $3,367,000, the majority of which is due to the partial charge-off of one credit of $896,000 which was downgraded in 2017. In 2018, 2017, and 2016, charge-offs were $0, $960,000, and $140,000, respectively.

Construction loans decreased 2.0% from $51,157,000, or 7.0% of the portfolio at December 31, 2017, to $50,135,000, or 6.4% of the portfolio at December 31, 2018. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete, the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. There were no charge-offs in the construction loan portfolio since 2011, and no construction loans on non-accrual since 2014.

Loans to state and political subdivisions increased $5,650,000, or 14.8%, from $38,087,000 at December 31, 2017 to $43,737,000 at December 31, 2018. This sector increased from 5.2% of the total loan portfolio at December 31, 2017 to 5.6% at December 31, 2018. Many municipalities, counties and school districts refinanced their existing bonds or bank debt and, as a result, QNB had an opportunity to successfully bid on many of these local issues. The increase in 2018 was due to some of the commitments for large projects won during 2016 that started to fund during the first quarter of 2017 and throughout 2018.  The 2017 Tax Reform Act made the tax effective yield on loans to state and political subdivisions less favorable than experienced historically.

Residential mortgage loans secured by first lien balances increased by $11,635,000, or 20.8%, to $67,453,000 at December 31, 2018. This followed an increase of $8,694,000, or 18.4%, between December 31, 2016 and December 31, 2017.  In 2018 and 2017, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

Balances in home equity loans and lines increased $1,899,000, or 2.5%, to $77,475,000 at December 31, 2018. During 2018, QNB continued to offer very attractive rates on both variable and fixed rate home equity loans and lines. These attractive rates, along with excellent customer service, including quick turnaround time, contributed to the growth in home equity balances. With continued improvement in home values as well as the local economy, it is expected that the demand for home equity loans will continue.

Consumer loan balances increased $105,000 to $6,785,000 at December 31, 2018. In 2013, QNB reentered the private student loan market through a relationship with iHelp. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. As of December 31, 2018, the balance of student loans was $3,822,000, an increase of $86,000 compared with December 31, 2017.  Student loan balances will decline, as their balances are no longer insured, and QNB ceased funding originations through iHelp.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. Non-performing assets totaled $9,638,000, or 0.82% of total assets at December 31, 2018, a $396,000 increase over the $9,242,000, or 0.80% of total assets at December 31, 2017. Included in non-performing assets in 2016 is $2,281,000, of pooled trust preferred securities.  In June 2017, QNB Bank sold five non-performing pooled trust preferred securities with a $2,235,000 carrying value.  The Bank’s remaining trust preferred security was returned to accruing status in June 2017.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $9,638,000, or 1.23% of total loans at December 31, 2018 compared with $9,242,000, or 1.26% of total loans at December 31, 2017. Loans on non-accrual status were $7,478,000 at December 31, 2018 compared with $7,921,000 at December 31, 2017. The decrease was primarily due to paydowns of $1,683,000, charge-offs of $118,000, and loans returned to accruing status of $1,237,000, of which $1,045,000 were performing under troubled debt restructurings; this was partially offset by $2,595,000 being placed on nonaccrual of which $1,747,000 was one commercial relationship.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2018, $3,072,000, or approximately 41% of the loans classified as non-accrual, are current or past due less than 30 days.

QNB had no loans 90 days or more past due and still accruing at December 31, 2018 or at December 31, 2017. Total loans that are 30 days or more past due increased $1,722,000 to $5,941,000, representing 0.76% of total loans at December 31, 2018 compared with 0.58% of total loans at December 31, 2017. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans, totaled $2,160,000 and $1,321,000 at December 31, 2018 and 2017, respectively.

QNB held no OREO at December 31, 2018 or 2017.  There were no repossessed assets as of December 31, 2018 or 2017.

Non-Performing Assets
December 31,	2018	2017	2016	2015	2014
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—
Secured by residential real estate	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	11	—
Retail:	—	—	—	—	—
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total loans past due 90 days or more and accruing	—	—	—	11	—

Non-accrual loans
Commercial:
Commercial and industrial	3,179	3,367	4,798	3,433	2,171
Construction	—	—	—	—	337
Secured by commercial real estate	1,965	1,987	3,007	3,627	6,465
Secured by residential real estate	1,102	1,458	1,866	1,803	1,467
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	143	—
Retail:
1-4 family residential mortgages	940	882	266	287	225
Home equity loans and lines	166	142	89	127	104
Consumer	126	85	93	—	1
Total non-accrual loans	7,478	7,921	10,119	9,420	10,770

Troubled debt restructured loans, not included above	2,160	1,321	1,819	1,288	1,897
Other real estate owned	—	—	—	—	3,025
Repossessed assets	—	—	—	—	21
Non-accrual pooled trust preferred securities	—	—	2,281	2,653	2,439
Total non-performing assets	$9,638	$9,242	$14,219	$13,372	$18,152
Total as a percent of total assets	0.82%	0.80%	1.34%	1.31%	1.86%

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans, management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At December 31, 2018, substandard or doubtful loans totaled $18,339,000, an increase of $1,692,000, or 10.2%, from the $16,647,000, reported as of December 31, 2017.

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

Economic conditions, nationally and in QNB’s market, continued to improve in 2018, and asset quality remained strong. The allowance level stated as a percent of loans receivable increased from 1.07% at December 31, 2017 to 1.12% at December 31, 2018.  The allowance for loan losses increased to $8,834,000 at year-end 2018 from $7,841,000 at year-end 2017, primarily due to the increase in loans receivable over the same period.

Allowance for Loan Losses Allocation
December 31,	2018		2017		2016		2015		2014
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$3,092	20.7%	$2,711	20.1%	$1,459	17.4%	$1,521	20.2%	$1,892	21.4%
Construction	551	6.4	563	7.0	449	6.2	286	4.4	297	4.2
Secured by commercial real estate	2,824	39.3	2,410	39.1	2,646	40.3	2,411	38.2	2,700	36.7
Secured by residential real estate	754	8.7	816	9.8	1,760	10.9	1,812	10.3	1,630	9.6
State and political subdivisions	153	5.6	114	5.2	123	5.6	222	6.5	221	7.9
Indirect lease financing	—	—	—	—	—	—	164	1.7	93	1.4
Retail:
1-4 family residential mortgages	497	8.6	444	7.6	366	7.4	350	7.0	312	6.7
Home equity loans and lines	338	9.9	357	10.3	353	11.3	428	11.0	453	11.4
Consumer	164	0.8	57	0.9	76	0.9	76	0.7	85	0.7
Unallocated	461		369		162		284		318
Total	$8,834	100.0%	$7,841	100.0%	$7,394	100.0%	$7,554	100.0%	$8,001	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2018 and 2017, the recorded investment in loans for which impairment has been identified totaled $16,482,000 and $13,584,000, respectively, of which $11,763,000 and $11,125,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,719,000 and $2,459,000 at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the related allowance for loan losses associated with these loans was $1,664,000 and $1,392,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Loan Losses
	2018	2017	2016	2015	2014
Allowance for loan losses:
Balance, January 1	$7,841	$7,394	$7,554	$8,001	$8,925

Charge-offs
Commercial:
Commercial and industrial	—	960	140	56	17
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	84	70
Secured by residential real estate	77	23	120	531	1,069
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	52	21	39
Retail:
1-4 family residential mortgages	1	—	—	—	95
Home equity loans and lines	84	—	—	—	156
Consumer	112	92	92	95	167
Total charge-offs	274	1,075	404	787	1,613
Recoveries
Commercial:
Commercial and industrial	40	34	37	38	67
Construction	—	—	—	—	—
Secured by commercial real estate	23	8	8	9	3
Secured by residential real estate	27	38	112	26	48
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	9	16	14
Retail:
1-4 family residential mortgages	—	—	—	—	1
Home equity loans and lines	13	10	16	22	110
Consumer	34	32	32	29	46
Total recoveries	137	122	214	140	289
Net charge-offs	(137)	(953)	(190)	(647)	(1,324)
Provision for loan losses	1,130	1,400	30	200	400
Balance, December 31	$8,834	$7,841	$7,394	$7,554	$8,001

Total loans (excluding loans held-for-sale)
Average	$766,692	$682,292	$604,757	$574,015	$523,825
Year-end	785,448	733,283	633,079	615,270	555,282

Ratios:
Net charge-offs to:
Average loans	0.02%	0.14%	0.03%	0.11%	0.25%
Loans at year-end	0.02	0.13	0.03	0.11	0.24
Allowance for loan losses	1.55	12.15	2.57	8.56	16.55
Provision for loan losses	12.12	68.07	633.33	323.50	331.00

Allowance for loan losses to:
Average loans	1.15%	1.15%	1.22%	1.32%	1.53%
Loans at year-end	1.12	1.07	1.17	1.23	1.44

QNB had net loan charge-offs of $137,000, or 0.02% of average loans for 2018 compared with $953,000, or 0.14% of average loans for 2017 and $190,000, or 0.03% of average loans for 2016. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loan.  The increase in commercial and industrial charge-offs in 2017 is primarily related to a single credit.

Management believes the allowance for loan losses of $8,834,000 is adequate as of December 31, 2018, in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment, net of depreciation increased $1,423,000 to $9,918,000 at December 31, 2018, Building improvement and other purchases more than offset depreciation during 2018.

Other assets

Other assets, as presented in the table on Page 34, increased $395,000 from $6,584,000 at December 31, 2017 to $6,979,000 at December 31, 2018. Most of the increase in other assets relates to a $405,000 increase to the deferred tax asset resulting from the fair value adjustment on investment securities available-for-sale of $641,000 partially offset by the deferred tax liability on deferred loan costs of $361,000.  The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2018	2017	Amount	Percent
Deposits	$1,015,598	$993,948	$21,650	2.2%
Short-term borrowings	50,872	55,756	(4,884)	-8.8
Accrued interest payable	449	384	65	16.9
Other liabilities	4,185	3,679	506	13.8
Total liabilities	$1,071,104	$1,053,767	$17,337	1.6%

Deposits

QNB primarily attracts deposits from within its market area by offering various deposit products. These deposits are in the form of time deposits, which include certificates of deposit and individual retirement accounts (“IRA”s) which have a stated maturity, and non-maturity deposit accounts, which include: non-interest-bearing demand accounts, interest-bearing demand accounts, money market accounts and savings accounts.

Total deposits increased $21,650,000, or 2.2%, to $1,015,598,000 at December 31, 2018. This follows an increase of $80,593,000, or 8.8%, between 2016 and 2017. QNB has experienced growth in part due to market disruption created by bank mergers in its footprint throughout 2016, 2017 and 2018.  The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the competition, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest. Time deposit balances declined slightly.  Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Non-interest-bearing demand accounts decreased slightly by $597,000 to $128,615,000 at December 31, 2018. This followed growth of $10,202,000, or 8.6%, between December 31, 2016 and December 31, 2017. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest checking and municipal accounts increased $7,182,000, or 2.4%, to $304,652,000 at December 31, 2018. All segments experienced growth in 2018 except municipal accounts, which decreased $24,463,000.  While QNB has been successful in developing relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period.  Business checking increased from $19,937,000 at December 31, 2017 to $41,991,000 at December 31, 2018.   Rewards checking balances increased from $55,071,000 at December 31, 2017 to $57,621,000 at December 31, 2018, and Select 50 balances increased from $81,877,000 to $87,598,000 over this same period. Personal interest-bearing balances also increased from $22,421,000 at December 31, 2017 to $23,741,000 at December 31, 2018.  QNB continues to open a significant number of new checking accounts.

Money Market accounts decreased from $84,562,000 at December 31, 2017 to $78,781,000 at December 31, 2018 due to decreases in both personal and business accounts.

Total savings account balances increased $22,240,000, or 8.6%, to $279,762,000 at December 31, 2018. This increase is due primarily to an increase in the online eSavings account of $22,797,000, or 12.2%, to $208,993,000 at December 31, 2018.  The rate on eSavings accounts was changed from 0.65% at the end of 2017 to 0.70% in March 2018, 0.75% in June 2018, 0.80% in September 2018 and to 0.85% in December 2018.

Total time deposit account balances were $223,788,000 at December 31, 2018, a decrease of $1,394,000, or 0.6%, from the amount reported at December 31, 2017. As time deposits matured during the past two years, they were frequently reinvested in the high yielding and liquid Rewards or Select 50 checking, money market or eSavings accounts which, in many instances, paid a rate higher than what was offered on short-term time deposits.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2018	2017	2016
Three months or less	$11,916	$11,842	$11,618
Over three months through six months	7,447	10,937	8,211
Over six months through twelve months	17,575	21,972	15,970
Over twelve months	69,281	55,946	58,413
Total	$106,219	$100,697	$94,212

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products.

The following table presents trends in balances and yield on the major deposit groups.

Average Deposits by Major Classification
	2018		2017		2016
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$130,633	—	$121,819	—	$107,579	—
Interest-bearing demand	194,372	0.35%	169,940	0.21%	153,598	0.21%
Municipals interest-bearing demand	106,411	1.44	110,052	0.71	102,060	0.34
Money market	77,713	0.42	84,203	0.30	71,256	0.27
Savings	266,946	0.62	249,894	0.46	229,779	0.40
Time	121,021	1.30	128,603	1.18	133,407	1.12
Time of $100,000 or more	106,058	1.62	97,987	1.40	94,862	1.37
Total	$1,003,154	0.75%	$962,498	0.56%	$892,541	0.51%

Short-term borrowings

Short-term borrowings comprising commercial sweep accounts and overnight FHLB borrowings declined $4,884,000, or 8.8%, to $50,872,000 at December 31, 2018.  Overnight FHLB borrowings declined $10,046,000, to $3,865,000 at December 31, 2018.  Commercial sweeps increased $5,162,000, or 12.3%, to $47,007,000 at December 31, 2018.

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, deferred revenue, and ATM/debit card processing clearing. This category increased $506,000 to $4,185,000 at December 31, 2018.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2018, the Bank had a maximum borrowing capacity with the FHLB of approximately $311,119,000, net of the $3,865,000 outstanding at year-end 2018 and $350,000 FHLB-issued letter of credit. The maximum borrowing capacity changes depending upon the Bank’s level of qualifying collateral assets. QNB had $3,865,000 and $13,911,000 in FHLB borrowings at December 31, 2018 and 2017, respectively.  In addition, the Bank maintains four unsecured Federal funds lines with four correspondent banks totaling $46,000,000. At December 31, 2018 and 2017, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the fourth quarter of 2018.

Total cash and cash equivalents, equity and available-for-sale securities and loans held-for-sale totaled $367,100,000 at December 31, 2018 and $395,876,000 at December 31, 2017, of which $194,573,000 and $202,887,000, respectively, were pledged as collateral for repurchase agreements and public deposits.  This decrease in liquid sources is primarily the result of a $30,349,000 decrease in available-for-sale securities. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. Increases in interest rates, however, result in decreased cash flow available from the investment portfolio.

QNB is a member of the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (“ICS”), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account.  QNB had $151,000 in CDARS time deposits at December 31, 2018.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2018	2017	Amount	Percent
Common stock	$2,280	$2,258	$22	1.0%
Surplus	20,041	18,691	1,350	7.2
Retained earnings	91,635	84,183	7,452	8.9
Accumulated other comprehensive loss, net of tax	(7,132)	(4,086)	(3,046)	-74.5
Treasury stock	(2,476)	(2,476)	—	—
Total shareholders' equity	$104,348	$98,570	$5,778	5.9%

Total shareholders’ equity increased $5,778,000, or 5.9%, to $104,348,000 at December 31, 2018 with retained earnings -- net income less dividends paid -- contributing $6,901,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $1,372,000.

Accumulated other comprehensive loss decreased $3,046,000; $2,495,000, resulting from the decrease in fair value of the available-for-sale investment portfolio due to increased interest rates at the end of 2018. QNB adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 202), in the first quarter of 2018 as discussed in Note 1.  The implementation of ASU 2016-01 and ASU 2018-02 resulted in reclasses within Shareholders Equity from “Accumulated other comprehensive loss, net of tax” to “Retained earnings” of a $254,000 net loss and a $805,000 net gain, respectively.

QNB remains “well capitalized” based on FDIC requirements.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2018 was $104,348,000, or 8.88% of total assets, compared with shareholders’ equity of $98,570,000, or 8.55% of total assets, at December 31, 2017. Shareholders’ equity at December 31, 2018 included a negative adjustment of $7,132,000 related to unrealized holding losses, net of taxes, on investment securities available for sale. At December 31, 2017, shareholders’ equity included a negative adjustment of $4,086,000, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Excluding these adjustments, shareholders’ equity to total assets would have been 9.43% and 8.88% at December 31, 2018 and 2017, respectively.

Average shareholders’ equity and average total assets were $108,241,000 and $1,176,910,000 for 2018, an increase of 6.7% and 5.4%, respectively, from 2017 average equity and average total assets of $101,496,000 and $1,117,163,000, respectively. The ratio of average total equity to total average assets was 9.20% for 2018, compared with 9.09% for 2017.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988 as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2018, the retained earnings of the Bank totaling $99,009,000 was available for dividends without prior Pennsylvania Department of Banking approval, subject to the regulatory capital requirements discussed below. The approval of the Federal Reserve is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2019 without approval of the Federal Reserve of approximately $17,365,000 plus an additional amount equal to the Bank’s net profits for 2019 up to the date of any such dividend declaration.  QNB paid dividends to its shareholders of $1.28 per share, $1.24 per share, and $1.20 per share, in 2018, 2017, and 2016, respectively.

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

Under the final rules, minimum requirements increased for both the quantity and quality of capital held by banks. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. QNB and the Bank have enough capital to meet the buffer if it were fully phased in at December 31, 2018.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $979,000 and $973,000 to capital during 2018 and 2017, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2018 and 2017, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2018 and 2017, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria.

Capital Analysis
December 31,	2018	2017
Regulatory Capital
Shareholders' equity	$104,348	$98,570
Net unrealized securities losses, net of tax	7,132	4,086
Net unrealized losses on available-for-sale equity securities, net of tax	—	(212)
Disallowed goodwill and other disallowed intangible assets	(8)	(6)
Common equity tier I capital	111,472	102,438

Tier 1 capital	111,472	102,438
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,907	7,914
Total regulatory capital	$120,379	$110,352
Risk-weighted assets	$911,374	$881,503
Quarterly average assets for leverage capital purposes	$1,186,448	$1,153,721

Capital Ratios
December 31,	2018	2017
Common equity tier I capital / risk-weighted assets	12.23%	11.62%
Tier 1 capital / risk-weighted assets	12.23%	11.62%
Total regulatory capital / risk-weighted assets	13.21%	12.52%
Tier 1 capital / average assets (leverage ratio)	9.40%	8.88%

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2018, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for unfunded commitments totaled $73,000 at both December 31, 2018 and December 31, 2017.

December 31, 2018	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$78,931	$116,840	$28,017	$—	$223,788
Short-term borrowings	50,872	—	—	—	50,872
Operating leases	596	887	495	5,153	7,131
Commitments to extend credit (a)	184,163	23,969	7,227	50,662	266,021
Standby letters of credit	16,694	441	134	—	17,269
Total	$331,256	$142,137	$35,873	$55,815	$565,081

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2018 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Federal Reserve.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2018 and 2017 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2018	2017
+300	-5.0%	-7.7%
+200	-3.3%	-5.0%
+100	-1.6%	-2.3%
-100	-0.4%	-3.3%

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

QNB is not subject to foreign currency exchange or commodity price risk. At December 31, 2018, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

Stock-Based Compensation

At December 31, 2018, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and nonqualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 14, 2019

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2018, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report, which are included herein.

/s/ David W. Freeman	/s/ Janice McCracken Erkes
David W. Freeman	Janice McCracken Erkes
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of QNB Corp.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements").We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2007.

Allentown, Pennsylvania

March 14, 2019

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2018	2017
Assets
Cash and due from banks	$12,888	$10,793
Interest-bearing deposits in banks	570	5,538
Total cash and cash equivalents	13,458	16,331
Investment debt securities:
Available-for-sale (amortized cost $353,249 and $380,440)	344,221	374,570
Investment equity securities (cost of $10,079 and $5,296)	9,421	4,975
Restricted investment in bank stocks	797	1,501
Loans receivable	785,448	733,283
Allowance for loan losses	(8,834)	(7,841)
Net loans	776,614	725,442
Bank-owned life insurance	11,192	10,894
Premises and equipment, net	9,918	8,495
Accrued interest receivable	2,852	3,545
Net deferred tax assets	3,724	3,319
Other assets	3,255	3,265
Total assets	$1,175,452	$1,152,337

Liabilities
Deposits
Demand, non-interest bearing	$128,615	$129,212
Interest-bearing demand	304,652	297,470
Money market	78,781	84,562
Savings	279,762	257,522
Time	117,569	124,485
Time of $100 or more	106,219	100,697
Total deposits	1,015,598	993,948
Short-term borrowings	50,872	55,756
Accrued interest payable	449	384
Other liabilities	4,185	3,679
Total liabilities	1,071,104	1,053,767

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,648,649 shares and 3,612,677 shares issued; 3,484,080 and 3,448,108 shares outstanding	2,280	2,258
Surplus	20,041	18,691
Retained earnings	91,635	84,183
Accumulated other comprehensive loss, net of tax	(7,132)	(4,086)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	104,348	98,570
Total liabilities and shareholders' equity	$1,175,452	$1,152,337

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2018	2017	2016
Interest income
Interest and fees on loans	$34,939	$29,740	$25,525
Interest and dividends on investment securities (AFS & Equity):
Taxable	6,280	6,270	5,454
Tax-exempt	1,845	1,957	1,949
Interest on trading securities	—	45	138
Interest on interest-bearing balances and other interest income	136	90	171
Total interest income	43,200	38,102	33,237

Interest expense
Interest on deposits
Interest-bearing demand	2,226	1,137	666
Money market	329	249	192
Savings	1,657	1,156	923
Time	1,578	1,512	1,497
Time of $100 or more	1,723	1,373	1,301
Interest on short-term borrowings	672	253	154
Total interest expense	8,185	5,680	4,733
Net interest income	35,015	32,422	28,504
Provision for loan losses	1,130	1,400	30
Net interest income after provision for loan losses	33,885	31,022	28,474

Non-interest income
Total other-than-temporary impairment loss on investment securities	—	(80)	(192)
Less: Portion of loss recognized in other comprehensive income (before taxes)	—	—	—
Net other-than temporary impairment losses on investment securities	—	(80)	(192)
Net unrealized loss on investment equity securities	(336)	—	—
Net (loss) gain on sale of investment securities	(76)	1,580	866
Net (loss) gain on investment securities	(412)	1,500	674
Net gain (loss) on trading activities	—	27	(40)
Fees for services to customers	1,699	1,668	1,621
ATM and debit card	1,895	1,749	1,651
Retail brokerage and advisory	370	436	603
Bank-owned life insurance	291	345	308
Merchant	326	345	334
Net gain on sale of loans	105	375	320
Loss on sale of indirect lease financing portfolio	—	—	(223)
Other	618	442	419
Total non-interest income	4,892	6,887	5,667

Non-interest expense
Salaries and employee benefits	14,411	13,121	12,011
Net occupancy	1,872	1,789	1,750
Furniture and equipment	2,165	1,859	1,753
Marketing	927	914	806
Third party services	1,889	1,608	1,691
Telephone, postage and supplies	685	804	752
State taxes	727	687	666
FDIC insurance premiums	624	577	568
Other	2,585	2,361	2,166
Total non-interest expense	25,885	23,720	22,163
Income before income taxes	12,892	14,189	11,978
Provision for income taxes	1,557	5,900	3,054
Net income	$11,335	$8,289	$8,924
Earnings per share - basic	$3.27	$2.42	$2.64
Earnings per share - diluted	$3.25	$2.41	$2.63
Cash dividends per share	$1.28	$1.24	$1.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2018			2017			2016
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$12,892	$1,557	$11,335	$14,189	$5,900	$8,289	$11,978	$3,054	$8,924
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(3,156)	(663)	(2,493)	1,002	341	661	(4,192)	(1,426)	(2,766)
Reclassification adjustment for gains included in net income	(3)	(1)	(2)	(1,500)	(510)	(990)	(674)	(229)	(445)
Other comprehensive loss	(3,159)	(664)	(2,495)	(498)	(169)	(329)	(4,866)	(1,655)	(3,211)
Total comprehensive income	$9,733	$893	$8,840	$13,691	$5,731	$7,960	$7,112	$1,399	$5,713

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2015	3,359,794	$2,203	$15,973	$75,289	$(546)	$(2,476)	$90,443
Net income		—	—	8,924	—	—	8,924
Other comprehensive loss, net of tax		—	—	—	(3,211)	—	(3,211)
Cash dividends declared ($1.20 per share)		—	—	(4,066)	—	—	(4,066)
Stock issued in connection with dividend reinvestment and stock purchase plan	31,595	19	964	—	—	—	983
Stock issued for employee stock purchase plan	2,932	2	79	—	—	—	81
Stock issued for options exercised	17,380	11	297	—	—	—	308
Tax benefit of stock options exercised		—	17	—	—	—	17
Stock-based compensation expense		—	88	—	—	—	88
Balance, December 31, 2016	3,411,701	$2,235	$17,418	$80,147	$(3,757)	$(2,476)	$93,567
Net income		—	—	8,289	—	—	8,289
Other comprehensive loss, net of tax		—	—	—	(329)	—	(329)
Cash dividends declared ($1.24 per share)		—	—	(4,253)	—	—	(4,253)
Stock issued in connection with dividend reinvestment and stock purchase plan	25,048	16	957	—	—	—	973
Stock issued for employee stock purchase plan	2,660	2	89	—	—	—	91
Stock issued for options exercised	8,699	5	125	—	—	—	130
Stock-based compensation expense		—	102	—	—	—	102
Balance, December 31, 2017	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570
Net income		—	—	11,335	—	—	11,335
Other comprehensive loss, net of tax		—	—	—	(2,495)	—	(2,495)
Cash dividends declared ($1.28 per share)		—	—	(4,434)	—	—	(4,434)
Equity securities fair value reclassification (1)		—	—	(254)	254	—	—
ASU 2018-02 stranded tax reclassification (2)		—	—	805	(805)	—	—
Stock issued in connection with dividend reinvestment and stock purchase plan	23,302	14	965	—	—	—	979
Stock issued for employee stock purchase plan	2,963	2	115	—	—	—	117
Stock issued for options exercised	9,707	6	153	—	—	—	159
Stock-based compensation expense		—	117	—	—	—	117
Balance, December 31, 2018	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348

(1) Refer to Note 1, ASU 2016-01
(2) Refer to Note 1, ASU 2018-02

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2018	2017	2016
Operating Activities
Net income	$11,335	$8,289	$8,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	990	821	891
Provision for loan losses	1,130	1,400	30
Net loss (gain) on investment debt and equity securities	76	(1,500)	(674)
Net unrealized loss on equity securities	336	—	—
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(1)	(1)	(2)
Net gain on sale of loans	(105)	(276)	(320)
Loss on sale of indirect lease financing portfolio	—	—	223
Gain on sale of loan held for investment	—	(99)	—
Proceeds from sales of residential mortgages held-for-sale	4,478	9,041	9,204
Origination of residential mortgages held-for-sale	(4,373)	(7,976)	(8,686)
Income on bank-owned life insurance	(291)	(345)	(308)
Stock-based compensation expense	117	102	88
Net decrease in trading securities	—	3,596	593
Deferred income tax provision (benefit)	258	2,322	(145)
Net (decrease) increase in income taxes payable	(230)	(154)	48
Net decrease (increase) in accrued interest receivable	693	(417)	(566)
Amortization of mortgage servicing rights and change in valuation allowance	65	82	75
Net amortization of premiums and discounts on investment securities	1,434	1,694	1,846
Net increase in accrued interest payable	65	49	5
Decrease (increase) in other assets	73	(887)	(363)
Increase in other liabilities	601	421	469
Net cash provided by operating activities	16,651	16,162	11,332
Investing Activities
Proceeds from payments, maturities and calls of investment debt securities available-for-sale	48,074	52,994	107,278
Proceeds from maturities of investment debt securities held-to-maturity	—	—	147
Proceeds from the sale of investment debt securities available-for-sale	4,159	28,087	25,436
Purchases of investment debt securities available-for-sale	(26,473)	(75,267)	(167,616)
Proceeds from the sale of equity securities	4,902	14,422	7,137
Purchases of equity securities	(9,763)	(9,998)	(7,327)
Proceeds from redemption of investment in restricted bank stock	10,320	6,318	1,482
Purchase of restricted bank stock	(9,616)	(6,802)	(1,991)
Net increase in loans	(52,302)	(101,157)	(26,567)
Proceeds from sale of indirect lease financing portfolio held for investment	—	—	8,345
Net purchases of premises and equipment	(2,413)	(634)	(317)
Proceeds from sale of loans held for investment	—	99	—
Redemption of bank-owned life insurance	—	754	—
Proceeds from sales of other real estate owned and repossessed assets	1	2	2
Net cash used in investing activities	(33,111)	(91,182)	(53,991)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(597)	10,202	20,467
Net increase in interest-bearing deposits	22,247	70,391	3,102
Net (decrease) increase in short-term borrowings	(4,884)	3,096	15,497
Tax benefit from exercise of stock options	—	—	17
Cash dividends paid, net of reinvestment	(3,863)	(3,731)	(3,556)
Proceeds from issuance of common stock	684	672	862
Net cash provided by financing activities	13,587	80,630	36,389
Increase (decrease) in cash and cash equivalents	(2,873)	5,610	(6,270)
Cash and cash equivalents at beginning of year	16,331	10,721	16,991
Cash and cash equivalents at end of period	$13,458	$16,331	$10,721
Supplemental Cash Flow Disclosures
Interest paid	$8,120	$5,631	$4,728
Income taxes paid	1,529	3,731	3,132
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	—	—	—
Unsettled trades to purchase securities	—	—	—

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

Tabular information, other than share and per share data, is presented in thousands of dollars.  Certain prior period amounts have been reclassified to conform with the current year’s presentation.

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

Investment Securities

Investment debt securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Interest is included in interest income. Debt securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale debt securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported in other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase.

Available-for-sale debt securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in credit ratings, changes in market interest rates and related changes in the securities’ prepayment risk or to meet liquidity needs.

Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of available-for-sale securities are recorded on the trade date and are computed on the specific identification method and included in non-interest income.

Equity investments with readily determinable fair values are measured at fair value.  Beginning January 1, 2018, the changes in fair value are recognized in net income.  Dividends are included in interest income.

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.  Temporary improvements in the fair value on equity securities with an OTTI change would not be recognized.

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

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $785,000, the Atlantic Community Bankers Bank in the amount of $12,000 and VISA Class B stock with a carrying cost of $0 at December 31, 2018. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.  The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6298 as of December 31, 2018), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.  These restricted investments are carried at cost and evaluated for OTTI periodically. As of December 31, 2018, there was no OTTI associated with these shares.

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

From time to time, QNB may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that may be experiencing financial difficulties. A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions may include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans classified as TDRs are considered non-performing and are also designated as impaired.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At both December 31, 2018 and 2017, the Company had  no foreclosed assets.

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

The Company follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2018, 2017 and 2016 was approximately $53,000, $23,000 and $94,000, respectively, and is included in non-interest expense under salaries and benefits expense. The decrease in 2017 is related to a death claim, reducing the post-retirement liability.

Stock-Based Compensation

At December 31, 2018, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $117,000, $102,000 and $88,000 for the years ended December 31, 2018, 2017 and 2016, respectively. There were $12,000, $19,000 and $20,000 in tax benefits recognized related to the nonqualified compensation and disqualifying dispositions for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Year ended December 31,	2018	2017	2016
Risk free interest rate	2.15%	1.48%	1.14%
Dividend yield	1.24%	3.19%	3.78%
Volatility	18.1%	17.9%	22.6%
Expected life (years)	4.2	4.2	4.2

The weighted average fair value per share of options granted during 2018, 2017 and 2016 was $5.29, $3.88 and $3.79, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2018. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2018, QNB had no material unrecognized tax benefits or accrued interest and $8,000 in tax penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey.  Tax years from 2015 to date remain subject to examination by the tax authorities.

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

The Company recognizes non-interest revenue from contracts with customers in the consolidated statements of income per Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), as it is earned and when collectability is reasonably assured.

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of income are as follows:

•

Fees for services to customers—fees include service charges on deposits which are included as liabilities in the consolidated statement of financial position and consist of transaction-based fees, stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, and overdraft services fees for various retail and business checking customers. These fees are charged as earned on the day of the transaction or within the month of the service, with the exception of Enhanced Account Analysis Fees, which are calculated on the previous month’s activity and assessed in the following month. The Enhanced Account Analysis Fees are currently being accrued; the revenue is currently being recorded in the month it is earned. Service charges on deposits are withdrawn directly from the customer’s account balance.

•	ATM and debit card – fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.
•

Retail brokerage and advisory—fee income and related expenses are accrued monthly to properly record the revenues in the month earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the first month of the quarter for which the service is being performed. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date).

•

Merchant – QNB earns interchange fees from credit/debit cardholder transactions conducted through VISA/MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

All other non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements.

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%. Because the reserve ratio has exceeded 1.35%, a change impacting QNB’s deposit insurance assessment occurred under the FDIC regulations:  Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.  On January 24, 2019, QNB was notified by the FDIC that its preliminary estimated credit was approximately $234,000.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount.  QNB plans to add an additional 300,000 shares to the Plan in 2019.

Recent Accounting Pronouncements

QNB adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), effective January 1, 2018. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. QNB applied the five-step method outlined in ASU 2014-09 to all revenue streams within the scoped of the ASU and elected the modified retrospective implementation method. Substantially all of QNB’s interest income and non-interest income were not impacted by the adoption of this ASU because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes were similar to our current revenue recognition practices. We reviewed noninterest sources of income and related contracts to document the impact of the new standard on our service offerings that are in the scope of the ASU including: service charges on deposits; ATM and debit card income; retail brokerage and advisory fees; merchant income; credit card income; sale of checks to depositors; miscellaneous fees; and sale of OREOs. Based on our analysis, we concluded that the adoption of ASC 606 did not change the timing and pattern of revenue recognition related to non-interest income sources and only required additional disclosures. In addition, we reviewed, and where necessary, enhanced our business processes, systems and controls to support recognition and disclosures under the new standard.  The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods, however, additional disclosures have been added in accordance with the ASU.  See Revenue Recognition in this Note 1.

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
•

Equity investments without readily determinable fair values must be measured at either fair value or at cost adjusted for changes in observable prices minus impairment. Changes in value under either of these methods would be recognized in net income. The Company chose to continue to measure equity investments without readily determinable fair value at cost adjusted for changes in observable prices minus impairment. The Company will reassess at each reporting period whether these equity investments without readily determinable fair values qualify to be measured in accordance with the practical expedient to estimate fair value; if the Company elects such treatment, the election would be irrevocable. Any gains or losses resulting from changes in the fair value would be recognized in net income.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard on accounting for leases introduces a lessee model that brings most leases on the balance sheet but recognizes expenses in the income statement similar to how items are recorded today. The new standard eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The ASU also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. All entities will classify leases to determine how to recognize the related revenue and expense and this classification will affect amounts that lessors record on the balance sheet. The new guidance will be effective for public companies for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. In 2018, the FASB added a transition option for all entities to help reduce the cost and complexity of implementation. Under this transition option, entities can opt to not apply the new guidance, including disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption. QNB does not expect the adoption of ASU 2016-02 to have a material impact on net income; however, as of January 1, 2019, QNB expects to record a right of use asset of approximately $2,005,000, a finance lease liability of approximately $1,983,000, an operating lease liability of approximately $304,000, and the reversal of a deferred rent liability of approximately $283,000.

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

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. New disclosure requirements include: 1) Changes in unrealized gains or losses included in other comprehensive income (OCI) for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) Explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Disclosures eliminated include: 1) Amount of and reasons for transfers between Level 1 and Level 2; 2) Valuation processes for Level 3 fair value measurements; and 3) Policy for timing of transfers between levels of the fair value hierarchy. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2018	2017	2016
Numerator for basic and diluted earnings per share - net income	$11,335	$8,289	$8,924
Denominator for basic earnings per share - weighted average shares outstanding	3,463,450	3,428,970	3,386,766
Effect of dilutive securities - employee stock options	19,059	16,841	9,073
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,482,509	3,445,811	3,395,839
Earnings per share - basic	$3.27	$2.42	$2.64
Earnings per share - diluted	$3.25	$2.41	$2.63

There were 25,000, 25,000, and 23,500 stock options that were anti-dilutive as of December 31, 2018, 2017, and 2016 respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were no shares repurchased during the years ended December 31, 2018 or 2017. As of December 31, 2018 and 2017, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2018 and 2017, QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

Note 4 - Investment Securities

Trading

QNB engaged in trading activities for its own account, comprised of municipal securities that were held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in net gain on trading activities in non-interest income. Interest and dividends are included in interest income.  During the second quarter 2017, the Bank redeemed the trading securities portfolio, as lack of volatility and the interest rate environment resulted in declining performance of the portfolio.  There were net realized gains of $27,000 and net realized losses of $40,000, for the years ended December 31, 2017 and 2016, respectively

Available-For-Sale Debt Securities

The amortized cost and fair values of investment debt securities available-for-sale at December 31, 2018 and 2017 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2018	value	gains	losses	cost
U.S. Government agency	$68,409	$—	$(2,072)	$70,481
State and municipal	66,313	195	(464)	66,582
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	125,913	79	(4,251)	130,085
Collateralized mortgage obligations (CMOs)	75,491	87	(2,549)	77,953
Pooled trust preferred	116	—	(6)	122
Corporate debt	7,979	33	(80)	8,026
Total investment securities available-for-sale	$344,221	$394	$(9,422)	$353,249

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2017	value	gains	losses	cost
U.S. Government agency	$70,524	$—	$(1,948)	$72,472
State and municipal	76,804	717	(113)	76,200
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	142,703	195	(2,401)	144,909
Collateralized mortgage obligations (CMOs)	76,302	29	(2,292)	78,565
Pooled trust preferred	215	—	(26)	241
Corporate debt	8,022	6	(37)	8,053
Total investment securities available-for-sale	$374,570	$947	$(6,817)	$380,440

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at December 31, 2018 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2018	Fair value	cost
Due in one year or less	$4,743	$4,735
Due after one year through five years	235,969	242,711
Due after five years through ten years	82,786	84,752
Due after ten years	20,723	21,051
Total investment securities available-for-sale	$344,221	$353,249

Proceeds from sales of investment debt securities available-for-sale were $4,159,000, $28,087,000 and $25,436,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table presents information related to the Company’s gains and losses on the sales of debt securities, and losses recognized for the other-than-temporary impairment (“OTTI”) of these investments.

December 31,	2018	2017	2016
Gross realized gains	$25	$581	$181
Gross realized losses	(22)	(558)	(73)
Other-than-temporary impairment	—	—	—
Total net gains (losses) on AFS debt securities	$3	$23	$108

The tax expense applicable to the net realized gains on debt securities were $1,000, $8,000 and $37,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

There were no other-than-temporary impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2018, 2017, or 2016.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2018, 2017, or 2016. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2018	2017	2016
Balance, beginning of year	$1	$1,153	$1,153
Reductions: sale, collateralized debt obligation	—	(1,152)	—
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Balance, end of year	$1	$1	$1,153

At December 31, 2018 and 2017, investments in debt securities available-for-sale totaling $194,573,000 and $202,887,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Debt securities that have been in a continuous unrealized loss position are as follows:

December 31, 2018
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	51	$—	$—	$68,409	$(2,072)	$68,409	$(2,072)
State and municipal	81	21,657	(204)	10,558	(260)	32,215	(464)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	111	12,561	(91)	108,802	(4,160)	121,363	(4,251)
Collateralized mortgage obligations (CMOs)	73	433	(1)	62,467	(2,548)	62,900	(2,549)
Pooled trust preferred	1	—	—	116	(6)	116	(6)
Corporate debt	4	—	—	3,947	(80)	3,947	(80)
Total	321	$34,651	$(296)	$254,299	$(9,126)	$288,950	$(9,422)

December 31, 2017
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	53	$10,828	$(155)	$59,696	$(1,793)	$70,524	$(1,948)
State and municipal	37	10,577	(49)	4,446	(64)	15,023	(113)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	99	61,069	(705)	72,318	(1,696)	133,387	(2,401)
Collateralized mortgage obligations (CMOs)	70	21,660	(349)	52,833	(1,943)	74,493	(2,292)
Pooled trust preferred	1	—	—	215	(26)	215	(26)
Corporate debt	4	3,018	(20)	988	(17)	4,006	(37)
Total	264	$107,152	$(1,278)	$190,496	$(5,539)	$297,648	$(6,817)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2018 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one trust preferred security, PreTSL IV which is classified as available-for-sale and carried at fair value.  In 2017, PreTSL IV was reclassified from impaired to a performing asset:  all capitalized interest had been repaid, no cashflows were being diverted to any senior tranche, and the bond had excess subordination, which represents cushion to absorb future defaults or deferrals. This  security has been in an unrealized loss position for more than twelve months.

The following table provides additional information related to PreTSL IV as of December 31, 2018:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2018)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$122	$116	$(6)	$—	$(1)	Ba1/BB	4	—	0.0%	187.3%

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

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. When a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.   QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment as well as the individual issuer’s financial condition, industry, geographic and legal environment. Based on that evaluation the Company recorded impairment charges of $80,000 and $192,000 to non-interest income for equity holdings during 2017 and 2016, respectively.  There was no other-than-temporary impairment recorded during 2018.   QNB has the ability and intent to hold securities in an unrealized loss position until recovery.

At December 31, 2018 and 2017, the Company had $9,421,000 and $4,975,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of tax. At December 31, 2017, net unrealized losses, net of tax, of $254,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2018:

December 31,	2018
Net losses recognized during the period on equity securities	$(415)
Less: Net losses recognized during the period on equity securities sold during the period	(79)
Net unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(336)

The following table presents information related to the Company’s gains and losses on the sales of equity securities, and losses recognized for the OTTI of these investments during 2017 and 2016:

December 31,	2017	2016
Gross realized gains	$1,557	$758
Gross realized losses	—	—
Other-than-temporary impairment	(80)	(192)
Total net gains on equity securities	$1,477	$566

Tax benefit applicable to the net realized losses for the year ended December 31, 2018 was $120,000.  Tax expense applicable to the net realized gains for the year ended December 31, 2017 and 2016 were $600,000 and $230,000, respectively.  Proceeds from sales of investment equity securities were $4,902,000, $14,422,000 and $7,137,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2018	2017
Commercial:
Commercial and industrial	$162,452	$147,190
Construction	50,135	51,157
Secured by commercial real estate	308,590	286,867
Secured by residential real estate	68,581	71,703
State and political subdivisions	43,737	38,087
Retail:
1-4 family residential mortgages	67,453	55,818
Home equity loans and lines	77,475	75,576
Consumer	6,785	6,680
Total loans	785,208	733,078
Net unearned costs	240	205
Loans receivable	$785,448	$733,283

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2018 and 2017, overdrafts were $183,000 and $126,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2018, there was a concentration of loans to lessors of residential buildings and dwellings of 15.8% of total loans and to lessors of nonresidential buildings of 18.1% of total loans, compared with 15.7% and 17.3% of total loans, respectively, at December 31, 2017. These concentrations were primarily within the commercial real estate categories.

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

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these types of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans includes the borrower’s accounts receivable, inventory and machinery and equipment. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the eastern Pennsylvania market area at conservative loan-to-value ratios and often backed by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.

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

The Company employs a ten-grade risk rating system related to the credit quality of commercial loans and loans to state and political subdivisions of which the first six categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating.

1 - Excellent - no apparent risk

2 - Good - minimal risk

3 - Acceptable - lower risk

4 - Acceptable - average risk

5 - Acceptable – high risk

6 - Pass watch

7 - Special Mention - potential weaknesses

8 - Substandard - well defined weaknesses

9 - Doubtful - full collection unlikely

10 - Loss - considered uncollectible

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to commercial loans and loans to state and political subdivisions at the time the loan is originated. Loans with risk ratings of one through five are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of six are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of seven through ten are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2018 and 2017:

December 31, 2018	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$155,219	$82	$7,151	$—	$162,452
Construction	50,135	—	—	—	50,135
Secured by commercial real estate	297,713	1,259	9,618	—	308,590
Secured by residential real estate	66,838	173	1,570	—	68,581
State and political subdivisions	43,737	—	—	—	43,737
Total	$613,642	$1,514	$18,339	$—	$633,495

December 31, 2017	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$139,820	$863	$6,507	$—	$147,190
Construction	51,156	—	1	—	51,157
Secured by commercial real estate	268,069	10,569	8,229	—	286,867
Secured by residential real estate	69,571	222	1,910	—	71,703
State and political subdivisions	38,087	—	—	—	38,087
Total	$566,703	$11,654	$16,647	$—	$595,004

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2018 and 2017:

December 31, 2018	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$66,513	$940	$67,453
Home equity loans and lines	77,309	166	77,475
Consumer	6,659	126	6,785
Total	$150,481	$1,232	$151,713

December 31, 2017	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$54,936	$882	$55,818
Home equity loans and lines	75,433	143	75,576
Consumer	6,595	85	6,680
Total	$136,964	$1,110	$138,074

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2018 and 2017:

December 31, 2018	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$94	$141	$1,372	$1,607	$160,845	$162,452
Construction	—	—	—	—	50,135	50,135
Secured by commercial real estate	305	1,029	638	1,972	306,618	308,590
Secured by residential real estate	24	352	291	667	67,914	68,581
State and political subdivisions	—	—	—	—	43,737	43,737
Retail:
1-4 family residential mortgages	544	245	476	1,265	66,188	67,453
Home equity loans and lines	82	205	61	348	77,127	77,475
Consumer	23	35	24	82	6,703	6,785
Total	$1,072	$2,007	$2,862	$5,941	$779,267	$785,208

December 31, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$25	$429	$57	$511	$146,679	$147,190
Construction	—	—	—	—	51,157	51,157
Secured by commercial real estate	899	—	730	1,629	285,238	286,867
Secured by residential real estate	24	—	210	234	71,469	71,703
State and political subdivisions	—	—	—	—	38,087	38,087
Retail:
1-4 family residential mortgages	744	152	504	1,400	54,418	55,818
Home equity loans and lines	251	44	119	414	75,162	75,576
Consumer	23	8	—	31	6,649	6,680
Total	$1,966	$633	$1,620	$4,219	$728,859	$733,078

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2018 and 2017:

December 31, 2018	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,179
Construction	—	—
Secured by commercial real estate	—	1,965
Secured by residential real estate	—	1,102
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	940
Home equity loans and lines	—	166
Consumer	—	126
Total	$—	$7,478

December 31, 2017	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,367
Construction	—	—
Secured by commercial real estate	—	1,987
Secured by residential real estate	—	1,458
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	882
Home equity loans and lines	—	142
Consumer	—	85
Total	$—	$7,921

Activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 are as follows:

Year ended December 31, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,711	$341	$—	$40	$3,092
Construction	563	(12)	—	—	551
Secured by commercial real estate	2,410	391	—	23	2,824
Secured by residential real estate	816	(12)	(77)	27	754
State and political subdivisions	114	39	—	—	153
Retail:
1-4 family residential mortgages	444	54	(1)	—	497
Home equity loans and lines	357	52	(84)	13	338
Consumer	57	185	(112)	34	164
Unallocated	369	92	N/A	N/A	461
Total	$7,841	$1,130	$(274)	$137	$8,834

Year ended December 31, 2017	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,459	$2,178	$(960)	$34	$2,711
Construction	449	114	—	—	563
Secured by commercial real estate	2,646	(244)	—	8	2,410
Secured by residential real estate	1,760	(959)	(23)	38	816
State and political subdivisions	123	(9)	—	—	114
Retail:
1-4 family residential mortgages	366	78	—	—	444
Home equity loans and lines	353	(6)	—	10	357
Consumer	76	41	(92)	32	57
Unallocated	162	207	N/A	N/A	369
Total	$7,394	$1,400	$(1,075)	$122	$7,841

Year ended December 31, 2016	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,521	$41	$(140)	$37	$1,459
Construction	286	163	—	—	449
Secured by commercial real estate	2,411	227	—	8	2,646
Secured by residential real estate	1,812	(44)	(120)	112	1,760
State and political subdivisions	222	(99)	—	—	123
Indirect lease financing	164	(121)	(52)	9	—
Retail:
1-4 family residential mortgages	350	16	—	—	366
Home equity loans and lines	428	(91)	—	16	353
Consumer	76	60	(92)	32	76
Unallocated	284	(122)	N/A	N/A	162
Total	$7,554	$30	$(404)	$214	$7,394

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

From time to time, QNB may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that may be experiencing financial difficulties. A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, extension of terms, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans classified as TDRs are considered non-performing and are also designated as impaired.

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $2,160,000 and $1,321,000 as of December 31, 2018 and 2017, respectively. Non-performing TDRs totaled $1,317,000 and $2,994,000 as of December 31, 2018 and 2017, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $51,000, $3,000 and $0 during the years ended December 31, 2018, 2017 and 2016, respectively.

December 31,	2018		2017
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance
TDRs with no specific allowance recorded	$2,513	$—	$3,448	$—
TDRs with an allowance recorded	964	411	867	235
Total	$3,477	$411	$4,315	$235

There were four newly identified TDRs during the year ended December 31, 2018.  As of December 31, 2018 and 2017, QNB had commitments of $0, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

The following table presents loans, by loan class, modified as TDRs during the years ended December 31, 2018 and 2017. The pre-modification outstanding recorded investment disclosed represents the carrying amounts immediately prior to the modification of the loan. The post-modification outstanding recorded investment is net of loan repayments.

Year ended December 31,	2018			2017
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Secured by commercial real estate	1	$99	$99	—	$—	$—
Secured by residential real estate	1	39	29	—	—	—
Retail:
Home equity loans and lines	2	95	86	—	—	—
Total	4	$233	$214	—	$—	$—

There were no loans modified as TDRs, included above, within the previous 12 months from December 31, 2018 and 2017, for which there was a payment default, past due 60 days or more, during the respective year end.

The company had five mortgages secured by residential real estate with a recorded investment of $537,000 for which foreclosure proceedings were in process as of December 31, 2018. There were three mortgage loans secured by residential real estate with a recorded investment of $421,000 for which foreclosure proceedings were in process at December 31, 2017.

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2018	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,092	$1,461	$1,631	$162,452	$7,128	$155,324
Construction	551	—	551	50,135	—	50,135
Secured by commercial real estate	2,824	101	2,723	308,590	6,083	302,507
Secured by residential real estate	754	97	657	68,581	1,740	66,841
State and political subdivisions	153	—	153	43,737	—	43,737
Retail:
1-4 family residential mortgages	497	—	497	67,453	1,268	66,185
Home equity loans and lines	338	5	333	77,475	186	77,289
Consumer	164	—	164	6,785	77	6,708
Unallocated	461	N/A	N/A	N/A	N/A	N/A
Total	$8,834	$1,664	$6,709	$785,208	$16,482	$768,726

	Allowance for Loan Losses			Loans Receivable
December 31, 2017	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,711	$1,260	$1,451	$147,190	$6,498	$140,692
Construction	563	—	563	51,157	1	51,156
Secured by commercial real estate	2,410	—	2,410	286,867	3,874	282,993
Secured by residential real estate	816	84	732	71,703	1,744	69,959
State and political subdivisions	114	—	114	38,087	—	38,087
Retail:
1-4 family residential mortgages	444	8	436	55,818	1,218	54,600
Home equity loans and lines	357	40	317	75,576	164	75,412
Consumer	57	—	57	6,680	85	6,595
Unallocated	369	N/A	N/A	N/A	N/A	N/A
Total	$7,841	$1,392	$6,080	$733,078	$13,584	$719,494

The following table summarizes additional information regarding impaired loans by loan portfolio class as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$4,243	$4,525	$—	$5,070	$5,461	$—
Construction	—	—	—	1	1	—
Secured by commercial real estate	5,012	5,577	—	3,874	4,464	—
Secured by residential real estate	1,023	1,140	—	914	1,239	—
Retail:
1-4 family residential mortgages	1,268	1,357	—	1,057	1,108	—
Home equity loans and lines	140	190	—	124	168	—
Consumer	77	84	—	85	90	—
Total	$11,763	$12,873	$—	$11,125	$12,531	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$2,885	$4,128	$1,461	$1,428	$2,593	$1,260
Construction	—	—	—	—	—	—
Secured by commercial real estate	1,071	1,095	101	—	—	—
Secured by residential real estate	717	773	97	830	879	84
Retail:
1-4 family residential mortgages	—	—	—	161	163	8
Home equity loans and lines	46	46	5	40	41	40
Consumer	—	—	—	—	—	—
Total	$4,719	$6,042	$1,664	$2,459	$3,676	$1,392

Total:
Commercial:
Commercial and industrial	$7,128	$8,653	$1,461	$6,498	$8,054	$1,260
Construction	—	—	—	1	1	—
Secured by commercial real estate	6,083	6,672	101	3,874	4,464	—
Secured by residential real estate	1,740	1,913	97	1,744	2,118	84
Retail:
1-4 family residential mortgages	1,268	1,357	—	1,218	1,271	8
Home equity loans and lines	186	236	5	164	209	40
Consumer	77	84	—	85	90	—
Total	$16,482	$18,915	$1,664	$13,584	$16,207	$1,392

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31,	2018		2017		2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$6,064	$227	$5,301	$14	$4,200	$58
Construction	—	—	51	2	370	18
Secured by commercial real estate	4,908	189	5,744	145	6,129	131
Secured by residential real estate	1,800	23	2,252	23	1,960	15
Indirect lease financing	—	—	—	—	88	—
Retail:
1-4 family residential mortgages	1,251	12	1,155	13	583	10
Home equity loans and lines	186	1	138	1	129	1
Consumer	81	—	97	—	29	—
Total	$14,290	$452	$14,738	$198	$13,488	$233

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2018	2017
Land and buildings	$12,258	$11,464
Furniture and equipment	14,618	13,599
Leasehold improvements	2,816	2,328
Book value	29,692	27,391
Accumulated depreciation and amortization	(19,774)	(18,896)
Net book value	$9,918	$8,495

Depreciation and amortization expense on premises and equipment amounted to $990,000, $821,000, and $891,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $73,993,000 and $77,170,000 at December 31, 2018 and 2017, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2018	2017	2016
Balance at beginning of year	$483	$498	$504
Mortgage servicing rights capitalized	33	67	69
Mortgage servicing rights amortized	(66)	(83)	(79)
Fair market value adjustments	1	1	4
Balance at end of year	$451	$483	$498

The balance of these mortgage servicing rights is included in other assets at December 31, 2018 and 2017 and the fair value of these rights was $604,000 and $585,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 12% to 12.5 % for 2018 and 13% to 15% for 2017.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2019	$71
2020	62
2021	53
2022	46
2023	39

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $223,788,000 and $225,182,000 at December 31, 2018 and 2017, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2018 and 2017 were $47,266,000 and $42,362,000, respectively.

At December 31, 2018, the scheduled maturities of time deposits were as follows:

2019	$78,931
2020	73,399
2021	43,441
2022	17,272
2023	10,745
Thereafter	—
Total time deposits	$223,788

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2018
Balance	$47,007	$3,865
Maximum indebtedness at any month end	47,007	46,451
Daily average indebtedness outstanding	38,172	22,767
Average rate paid for the year	0.55%	2.03%
Average rate on period-end borrowings	0.67	2.65

2017
Balance	$41,845	$13,911
Maximum indebtedness at any month end	43,834	33,773
Daily average indebtedness outstanding	39,301	9,371
Average rate paid for the year	0.38%	1.09%
Average rate on period-end borrowings	0.40	1.20

(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $62,445,000 and $53,112,000 and a fair value of $60,408,000 and $51,823,000 and at December 31, 2018 and 2017, respectively. These securities are held in safekeeping at the Federal Reserve Bank of Boston.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has four unsecured Federal funds lines granted by correspondent banks totaling $46,000,000. Federal funds purchased under these lines were $0 at both December 31, 2018 and 2017.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within restricted investment in bank stock on the consolidated balance sheets. QNB’s FHLB stock is $785,000 and $1,489,000 at December 31, 2018 and 2017, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $315,334,000. At December 31, 2018 QNB had $3,865,000 in borrowings outstanding with the FHLB reported in Note 9 as other short-term borrowings and a letter of credit issued of $350,000. QNB had $13,911,000 borrowings outstanding with the FHLB at December 31, 2017.

Note 11 - Income Taxes

The Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was enacted on December 22, 2017.  The 2017 Tax Reform Act reduced the U.S. Federal corporate tax rate for QNB from 34% to 21% effective January 1, 2018.  U.S. GAAP required that the tax impact of the rate change on existing tax account balances be recognized in the 2017 provision.  A reasonable estimate of the rate change effect on QNB’s existing deferred tax asset/liability accounts (DTA/DTL) was made and a $2,054,000 adjustment to the 2017 tax provision was recorded.   A portion of the DTA/DTL tax rate change effect related to QNB’s unrealized gains(losses) on available for sale securities, net of their expected deferred tax benefit, included in AOCI and created a “stranded tax effect” of $805,000.   In February 2018, FASB issued ASU 2018-02, as discussed in Note 1, allowing a one-time reclassification of such “stranded tax effect” from AOCI to retained earnings.  In the first quarter of 2018, QNB reclassified $805,000 of deferred tax benefits from AOCI to retained earnings as reflected in the Consolidated Statements of Shareholders’ Equity.

In 2018, QNB’s 2017 Federal tax return was filed and included an election to change tax methods for bad debt conformity and for loan originations costs.  This resulted in a tax benefit of $415,000 related to the change in the tax rate from 34% to 21%.  These discrete tax items were recorded in 2018.

The components of the provision for income taxes are as follows:

Year ended December 31,	2018	2017	2016
Current Federal income taxes	$1,742	$3,454	$3,137
Current state income taxes	57	124	62
Deferred Federal income taxes (benefits)	363	268	(145)
Deferred state income taxes (benefits)	(105)	—	—
Other	(85)	—	—
Net provision prior to discrete tax adjustments	1,972	3,846	3,054
DTL writeoff due to change in tax methods	(415)	—	—
Net DTA revaluation for change in tax rate under 2017 Tax Reform	—	2,054	—
Net provision	$1,557	$5,900	$3,054

At December 31, 2018 and 2017, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2018	2017
Deferred tax assets
Allowance for loan losses	$1,855	$1,647
Net unrealized holding losses on investment securities available-for-sale	1,896	1,255
Fair value adjustment on equity securities	190	—
Non-credit OTTI on investment securities available-for-sale	—	45
Non-accrual interest income	76	324
Deferred rent	59	55
Deferred revenue	121	80
Incurred but not reported medical expense	33	18
Bonus	178	130
State net operating loss carryforward	29	—
Other	27	16
Total deferred tax assets	4,464	3,570
Deferred tax liabilities
Deferred loan costs	361	—
Depreciation	179	24
Mortgage servicing rights	95	101
Net unrealized holding gains on trading investment securities	—	21
Prepaid expenses	92	95
Other	13	10
Total deferred tax liabilities	740	251
Net deferred tax asset	$3,724	$3,319

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

A reconciliation of the tax provision on income before taxes computed at the statutory rates of 21% for 2018 and 34% for 2017 and 2016 and the actual tax provision was as follows:

Year ended December 31,	2018		2017		2016
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$2,707	21.0%	$4,825	34.0%	$4,073	34.0%
Tax-exempt interest and dividend income	(577)	(4.5)	(948)	(6.7)	(1,033)	(8.6)
Bank-owned life insurance	(61)	(0.4)	(100)	(0.7)	(105)	(0.9)
Life insurance proceeds	—	—	(18)	(0.1)	—	—
Stock-based compensation expense	17	0.1	19	0.1	30	0.3
State income tax	(19)	(0.1)	82	0.6	41	0.3
Other	(95)	(0.8)	(14)	(0.1)	48	0.4
Net provision prior to discrete tax adjustments	1,972	15.3	3,846	27.1	3,054	25.5%
DTL writeoff for change in tax methods	(415)	(3.2)	—	—	—	—
Net DTA revaluation for change in tax rate under 2017 Tax Reform	—	—	2,054	14.5	—	—
Net provision	$1,557	12.1%	$5,900	41.6%	$3,054	25.5%

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of approximately $271,000, $259,000 and $206,000 for the years ended December 31, 2018, 2017, and 2016, respectively, and a safe harbor contribution of approximately $494,000 for 2018, $478,000 for 2017, and $445,000 for 2016.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2016 Annual Meeting, shareholders approved the 2016 Employee Stock Purchase Plan (the 2016 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2018, 7,015 shares were issued under the 2016 Plan. The 2016 Plan expires May 31, 2021.  The 2011 Employee Stock Purchase Plan (the 2011 Plan), which was approved by shareholders at the 2011 Annual Meeting, expired May 31, 2016.   A total of 17,516 shares were issued under the 2011 plan.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2018	2017	2016
Shares	2,963	2,660	2,932
Price per share	$39.60 and $39.47	$31.95 and $36.18	$26.73 and $28.35

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

The 2005 Plan authorized the issuance of 200,000 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date grant date. The granted options vest after a three-year period.  As of December 31, 2018, there were 184,200 options granted, 65,850 options forfeited, 95,675 options exercised and 22,675 options outstanding under this Plan. The 2005 Plan expired March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 plan. There were 73,500 options granted, 1,100 options forfeited, 72,400 options outstanding and no options exercised under this Plan as of December 31, 2018.

As of December 31, 2018, there was approximately $114,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 26 months.

Stock option activity during 2018, 2017, and 2016 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2015	82,875	$24.33
Exercised	(22,700)	20.90
Forfeited	(9,725)	25.60
Granted	23,500	30.40
Outstanding at December 31, 2016	73,950	27.14
Exercised	(13,125)	22.42
Forfeited	(300)	22.58
Granted	25,000	37.60
Outstanding at December 31, 2017	85,525	30.94
Exercised	(13,850)	24.96
Forfeited	(1,600)	32.52
Granted	25,000	43.60
Outstanding at December 31, 2018	95,075	$35.11	2.58	$450
Exercisable at December 31, 2018	22,675	$27.84	0.73	$242

As of December 31, 2018, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	7,825	$25.16	0.08	7,825	$25.16
	14,850	29.25	1.08	14,850	29.25
	22,950	30.40	2.13	—	—
	24,450	37.60	3.13	—	—
	25,000	43.60	4.14	—	—
Outstanding at December 31, 2018	95,075	$35.11	2.58	22,675	$27.84

The intrinsic value related to total stock options exercised during 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Intrinsic value of stock options exercised	$274	$204	$234

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

Balance, December 31, 2017	$12,837
New loans	12,613
Repayments	(12,559)
Balance, December 31, 2018	$12,891

The following table provides additional information regarding transactions with related parties.

December 31,	2018	2017
Commitments to extend credit	$6,867	$3,149
Letters of credit	1,296	1,000
Deposits received	7,181	9,550

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2018	2017
Commitments to extend credit and unused lines of credit	$266,021	$313,541
Standby letters of credit	17,269	15,211
Total financial instrument commitments	$283,290	$328,752

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit totaling $16,694,000 expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2018 and 2017 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2018 are as follows:

Minimum lease payments
2019	$596
2020	484
2021	403
2022	404
2023	357
Thereafter	5,153
Total	$7,397

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from one to ten years and certain leases allow for multiple extensions. With the exception of the renewals for a land lease related to a permanent branch site, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2018. Rent expense under leases, which includes common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2018, 2017 and 2016, was $681,000, $645,000 and $606,000, respectively.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2018, 2017 and 2016:

December 31,	2018	2017	2016
Unrealized net holding (losses) gains on available-for-sale securities	$(9,028)	$(6,165)	$(5,446)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	(26)	(247)
Accumulated other comprehensive (loss) income	(9,028)	(6,191)	(5,693)
Tax effect*	1,896	1,300	1,936
Stranded tax effect	—	805	—
Accumulated other comprehensive income (loss), net of tax	$(7,132)	$(4,086)	$(3,757)

* At tax rates of 21% for 2018, 21% for 2017, and 34% for 2016

The stranded tax effect is related to the recognition of tax rate change effects on AFS DTA/DTL revaluation, resulting from the 2017 Tax Reform Act, as described in Note 11.  The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive income (loss)	2018	2017	2016	Affected line item in statement of income
Realized net holding gains on available-for-sale securities	$3	$1,580	$866	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	(80)	(192)	Net other-than-temporary impairment losses on investment securities
Net gain on sale of investment securities	3	1,500	674
Tax effect*	(1)	(510)	(229)	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$2	$990	$445	Net of tax

*At rate of 21% for 2018 and 34% for both 2017 and 2016

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	$—	$68,409	$—	$68,409
State and municipal securities	—	66,313	—	66,313
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	125,913	—	125,913
Collateralized mortgage obligations (CMOs)	—	75,491	—	75,491
Pooled trust preferred securities	—	—	116	116
Corporate debt securities	—	7,979	—	7,979
Total securities available-for-sale	—	344,105	116	344,221
Equity securities	9,421	—	—	9,421
Total recurring fair value measurements	$9,421	$344,105	$116	$353,642

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$3,055	$3,055
Mortgage servicing rights	—	—	5	5
Total nonrecurring fair value measurements	$—	$—	$3,060	$3,060

*	impairment

December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	$—	$70,524	$—	$70,524
State and municipal securities	—	76,804	—	76,804
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	142,703	—	142,703
Collateralized mortgage obligations (CMOs)	—	76,302	—	76,302
Pooled trust preferred securities	—	—	215	215
Corporate debt securities	—	8,022	—	8,022
Total securities available-for-sale	—	374,355	215	374,570
Equity securities	4,975	—	—	4,975
Total recurring fair value measurements	$4,975	$374,355	$215	$379,545

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$1,067	$1,067
Mortgage servicing rights	—	—	34	34
Total nonrecurring fair value measurements	$—	$—	$1,101	$1,101

*	impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2018	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,632	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -90%
				Liquidation expenses	(3)	-10%
Impaired loans	1,415	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25% to -100%
Impaired loans	8	Used commercial vehicle guides		Guide value discounts	(4)	-10%
Mortgage servicing rights	5	Discounted cash flow		Remaining term		2 - 26 yrs
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2017	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$943	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -90%
				Liquidation expenses	(3)	-10%
Impaired loans	124	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25% to -50%
Mortgage servicing rights	34	Discounted cash flow		Remaining term		2 - 26 yrs
				Discount rate		13.0% to 15.0%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, then additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2018	2017
Balance, beginning of year	$215	$2,281
Payments received	(119)	(55)
Sale of securities	—	(2,026)
Total gains or losses (realized/unrealized)
Included in earnings	—	(15)
Included in other comprehensive income	20	30
Transfers in and/or out of Level 3	—	—
Balance, end of year	$116	$215

There were also no transfers in or out of level 3 for the same periods. There was $0 and $15,000  in losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2018 and 2017, respectively.

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. At December 31, 2018 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2018
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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s four underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.75% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2018 and 2017:

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

Restricted investment in bank stocks (carried at cost):  The fair value of stock in Atlantic Community Bankers Bank and the Federal Home Loan Bank and VISA Class B is the carrying amount, based on redemption provisions, and considers the limited marketability of such securities.

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

Impaired Loans (generally carried at fair value):  Impaired loans are loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. None of the impaired loans at December 31, 2018 or 2017, respectively, that had specific reserves required were partially charged-off at year end.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2018	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$13,458	$13,458	$13,458	$—	$—
Investment securities:
Available-for-sale	344,221	344,221	—	344,105	116
Equity	9,421	9,421	9,421	—	—
Restricted investment in bank stocks	797	797	—	797	—
Net loans	776,614	771,685	—	—	771,685
Mortgage servicing rights	451	604	—	—	604
Accrued interest receivable	2,852	2,852	—	2,852	—

Financial liabilities
Deposits with no stated maturities	$791,810	$791,810	$791,810	$—	$—
Deposits with stated maturities	223,788	220,876	—	220,876	—
Short-term borrowings	50,872	50,872	50,872	—	—
Accrued interest payable	449	449	—	449	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	31	—	31	—

			Fair value measurements
December 31, 2017	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,331	$16,331	$16,331	$—	$—
Investment securities:
Available-for-sale	374,570	374,570	—	374,355	215
Equities	4,975	4,975	4,975	—	—
Restricted investment in bank stocks	1,501	1,501	—	1,501	—
Net loans	725,442	727,341	—	—	727,341
Mortgage servicing rights	483	585	—	—	585
Accrued interest receivable	3,545	3,545	—	3,545	—

Financial liabilities
Deposits with no stated maturities	$768,766	$768,766	$768,766	$—	$—
Deposits with stated maturities	225,182	223,325	—	223,325	—
Short-term borrowings	55,756	55,756	55,756	—	—
Accrued interest payable	384	384	—	384	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—

Note 18 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2018	2017
Assets
Cash and cash equivalents	$72	$4,667
Investment equity securities	9,421	4,975
Investment in subsidiary	94,477	89,258
Other assets	379	74
Total assets	$104,349	$98,974

Liabilities
Other liabilities	$1	$404

Shareholders' equity	104,348	98,570
Total liabilities and shareholders' equity	$104,349	$98,974

Statements of Income
Year ended December 31,	2018	2017	2016
Dividends from subsidiary	$4,027	$3,382	$3,093
Interest, dividend and other income	266	183	171
Securities gains	(79)	1,477	566
Net unrealized loss on investment equity securities	(336)	—	—
Total income	3,878	5,042	3,830
Expenses	513	301	295
Income before applicable income taxes and equity in undistributed income of subsidiary	3,365	4,741	3,535
Provision for income taxes	(256)	554	159
Income before equity in undistributed income of subsidiary	3,621	4,187	3,376
Equity in undistributed income of subsidiary	7,714	4,102	5,548
Net income	$11,335	$8,289	$8,924

Statements of Comprehensive Income	(in thousands)
Year ended December 31,	2018			2017			2016
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$12,892	$1,557	$11,335	$14,189	$5,900	$8,289	$11,978	$3,054	$8,924
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(3,156)	(663)	(2,493)	1,002	341	661	(4,192)	(1,426)	(2,766)
Reclassification adjustment for gains included in net income	(3)	(1)	(2)	(1,500)	(510)	(990)	(674)	(229)	(445)
Other comprehensive loss	(3,159)	(664)	(2,495)	(498)	(169)	(329)	(4,866)	(1,655)	(3,211)
Total comprehensive income	$9,733	$893	$8,840	$13,691	$5,731	$7,960	$7,112	$1,399	$5,713

Statements of Cash Flows
Year ended December 31,	2018	2017	2016
Operating Activities
Net income	$11,335	$8,289	$8,924
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(7,714)	(4,102)	(5,548)
Net securities losses (gains)	79	(1,477)	(566)
Net unrealized loss on investment equity securities	336	—	—
Stock-based compensation expense	117	102	88
(Decrease) increase in other liabilities	(403)	335	(67)
Decrease (increase) in other assets	(147)	(3)	3
Deferred income tax provision	(158)	98	14
Net cash provided by operating activities	3,445	3,242	2,848
Investing activities
Purchase of investment equity securities	(9,763)	(9,998)	(7,327)
Proceeds from sale of investment equity securities	4,902	14,422	7,137
Net cash used by investing activities	(4,861)	4,424	(190)
Financing activities
Cash dividend paid	(3,863)	(3,731)	(3,556)
Proceeds from issuance of common stock	684	672	862
Tax benefit from exercise of stock options	—	—	17
Net cash used by financing activities	(3,179)	(3,059)	(2,677)
(Decrease) increase in cash and cash equivalents	(4,595)	4,607	(19)
Cash and cash equivalents at beginning of year	4,667	60	79
Cash and cash equivalents at end of year	$72	$4,667	$60

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), was enacted into law. Section 214 of the Act prescribes that the Federal banking agencies may only require depository institutions to apply a heightened risk-weight to exposures that are “high volatility commercial real estate” (“HVCRE”) if the exposures meet the definition of a HVCRE Acquisition, Development or Construction (“ADC”) loan as set forth in that section. The new definition applies to a narrower scope of exposures. The new definition of HVCRE ADC loan excludes loans made prior to January 1, 2015, amends the loan-to-value/capital contribution exemption, specifies the loan must primarily finance the property, has the purpose of providing financing to acquire, develop or improve such real property in income-producing property and is dependent upon future income or sales proceeds or refinancing of such property to repay the loan. Once the property sufficiently produces cashflows to support the debt service and expenses in accordance with the bank’s underwriting criteria for permanent financing, the loan meets the exemption as a HVCRE ADC loan. The new definition is applicable for QNB’s reporting of its Regulatory Capital Ratios for 2018 and had a positive impact of approximately five basis points to the ratios.

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2018, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$120,379	13.21%	$72,910	8.00%	$91,137	10.00%
Bank	110,508	12.52	70,619	8.00	88,273	10.00

Tier I capital (to risk-weighted assets):
Consolidated	111,472	12.23	54,682	6.00	54,682	6.00
Bank	101,601	11.51	52,964	6.00	70,619	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	111,472	12.23	41,012	4.50	N/A	N/A
Bank	101,601	11.51	39,723	4.50	57,378	6.50

Tier I capital (to average assets):
Consolidated	111,472	9.40	47,458	4.00	N/A	N/A
Bank	101,601	8.64	47,045	4.00	58,807	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$110,352	12.52%	$70,520	8.00%	$88,150	10.00%
Bank	101,040	11.67	69,277	8.00	86,596	10.00

Tier I capital (to risk-weighted assets):
Consolidated	102,438	11.62	52,890	6.00	52,890	6.00
Bank	93,126	10.75	51,957	6.00	69,277	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	102,438	11.62	39,668	4.50	N/A	N/A
Bank	93,126	10.75	38,968	4.50	56,287	6.50

Tier I capital (to average assets):
Consolidated	102,438	8.88	46,149	4.00	N/A	N/A
Bank	93,126	8.14	45,761	4.00	57,201	5.00

Note 20 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2018 and 2017 are in the following table:

	Quarters Ended 2018				Quarters Ended 2017
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$10,509	$10,562	$10,926	$11,203	$9,136	$9,192	$9,830	$9,944
Interest expense	1,718	1,862	2,222	2,383	1,256	1,334	1,515	1,575
Net interest income	8,791	8,700	8,704	8,820	7,880	7,858	8,315	8,369
Provision for (credit to) loan losses	188	187	568	187	300	300	100	700
Non-interest income	1,067	1,454	2,227	144	1,990	1,615	1,470	1,812
Non-interest expense	6,178	6,533	6,385	6,789	5,588	5,942	6,191	5,999
Income before income taxes	3,492	3,434	3,978	1,988	3,982	3,231	3,494	3,482
Provision for income taxes	557	572	767	(339)	1,122	845	940	2,993
Net Income	$2,935	$2,862	$3,211	$2,327	$2,860	$2,386	$2,554	$489
Earnings Per Share - basic *	$0.85	$0.83	$0.93	$0.67	$0.84	$0.70	$0.74	$0.14
Earnings Per Share - diluted *	$0.85	$0.82	$0.92	$0.67	$0.83	$0.69	$0.74	$0.14
*	Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

c)	Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2018 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act) during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the captions:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the captions:

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2018. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
2005 Stock option plan	22,675	$27.84	—
2015 Stock option plan	72,400	37.39	227,600
2016 Employee stock purchase plan	—	—	22,985
Equity compensation plans not approved by QNB shareholders
None	—	—	—
Total	95,075	$35.11	250,585

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the captions:

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the captions:

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the captions:

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

3. The following exhibits are incorporated by reference herein or filed with this Form 10-K:

3(i)-

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015)

10.1-	QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit B to QNB’s Proxy Statement, filed April 15, 2005)

10.2-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.3-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.4-

Change of Control Agreement between Registrant and Dale A. Westwood (fka Wentz). (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.5-

Change of Control Agreement between Registrant and Janice McCracken Erkes. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 8, 2014)

10.6-

Change of Control Agreement between Registrant and Christopher T. Cattie. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 14, 2016)

10.7-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)

10.8-	QNB Corp. 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 12, 2016)

21-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

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
March 14, 2019
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Dennis Helf	Director, Chairman	March 14, 2019
Dennis Helf

/s/ David W. Freeman	Chief Executive Officer,	March 14, 2019
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 14, 2019
Autumn R. Bayles

/s/ Thomas J. Bisko	Director	March 14, 2019
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 14, 2019
Kenneth F. Brown, Jr.

/s/ Jennifer L. Mann	Director	March 14, 2019
Jennifer L. Mann

/s/ Anna Mae Papso	Director	March 14, 2019
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 14, 2019
Gary S. Parzych

/s/ W. Randall Stauffer	Director	March 14, 2019
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 14, 2019
Scott R. Stevenson

/s/ Janice McCracken Erkes	Chief Financial Officer	March 14, 2019
Janice McCracken Erkes	(Principal Financial Officer)

/s/ Mary E. Liddle	Chief Accounting Officer	March 14, 2019
Mary E. Liddle	(Principal Accounting Officer)