Form 10-Q
period 2019-03-31
QNB CORP
filed 2019-05-08
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
	QNBC	N/A

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Stock, par value $0.625	3,493,935

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2019

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$12,971	$12,888
Interest-bearing deposits in banks	737	570
Total cash and cash equivalents	13,708	13,458

Investment debt securities
Available-for-sale (amortized cost $348,965 and $353,249)	344,367	344,221
Investment equity securities (cost of $10,164 and $10,079)	10,482	9,421
Restricted investment in stocks	1,238	797
Loans held-for-sale	—	—
Loans receivable	804,528	785,448
Allowance for loan losses	(9,015)	(8,834)
Net loans	795,513	776,614
Bank-owned life insurance	11,261	11,192
Premises and equipment, net	11,969	9,918
Accrued interest receivable	4,212	2,852
Net deferred tax assets	2,283	3,724
Other assets	8,093	3,255
Total assets	$1,203,126	$1,175,452

Liabilities
Deposits
Demand, non-interest bearing	$139,970	$128,615
Interest-bearing demand	314,375	304,652
Money market	108,921	78,781
Savings	248,629	279,762
Time	119,010	117,569
Time of $100 or more	103,709	106,219
Total deposits	1,034,614	1,015,598
Short-term borrowings	49,897	50,872
Finance lease liabilities	1,878	-
Accrued interest payable	450	449
Other liabilities	5,927	4,185
Total liabilities	1,092,766	1,071,104

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,658,504 shares and 3,648,649
shares issued; 3,493,935 and 3,484,080 shares outstanding	2,286	2,280
Surplus	20,319	20,041
Retained earnings	93,863	91,635
Accumulated other comprehensive loss, net of tax	(3,632)	(7,132)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	110,360	104,348
Total liabilities and shareholders' equity	$1,203,126	$1,175,452

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data) (unaudited)
Three months ended March 31,	2019	2018
Interest income
Interest and fees on loans	$9,223	$8,427
Interest and dividends on investment securities (AFS & Equity):
Taxable	1,614	1,576
Tax-exempt	426	483
Interest on interest-bearing balances and other interest income	26	23
Total interest income	11,289	10,509

Interest expense
Interest on deposits
Interest-bearing demand	693	374
Money market	285	58
Savings	408	330
Time	419	378
Time of $100,000 or more	458	399
Interest on short-term borrowings	190	179
Interest on finance lease liabilities	1	—
Total interest expense	2,454	1,718
Net interest income	8,835	8,791
Provision for loan losses	225	188
Net interest income after provision for loan losses	8,610	8,603

Non-interest income
Net gain on sales of investment debt and equity securities	6	85
Unrealized gain (loss) on investment equity securities	976	(246)
Fees for services to customers	393	421
ATM and debit card	470	430
Retail brokerage and advisory	141	103
Bank-owned life insurance	68	68
Merchant	75	74
Net gain on sale of loans	21	7
Other	159	125
Total non-interest income	2,309	1,067

Non-interest expense
Salaries and employee benefits	3,781	3,345
Net occupancy	504	471
Furniture and equipment	557	487
Marketing	237	310
Third party services	440	410
Telephone, postage and supplies	199	181
State taxes	171	170
FDIC insurance premiums	130	175
Other	704	629
Total non-interest expense	6,723	6,178
Income before income taxes	4,196	3,492
Provision for income taxes	817	557
Net income	$3,379	$2,935
Earnings per share - basic	$0.97	$0.85
Earnings per share - diluted	$0.97	$0.85
Cash dividends per share	$0.33	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2019			2018
Three months ended March 31,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$4,196	$817	$3,379	$3,492	$557	$2,935
Other comprehensive income (loss) :
Net unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	4,391	922	3,469	(5,048)	(1,060)	(3,988)
Reclassification adjustment for losses included in net income	39	8	31	1	—	1
Other comprehensive income (loss)	4,430	930	3,500	(5,047)	(1,060)	(3,987)
Total comprehensive income (loss)	$8,626	$1,747	$6,879	$(1,555)	$(503)	$(1,052)

Tax rate of 21% for 2019 and  2018

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three months ended March 31, 2019 and 2018

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348
Net income		—	—	3,379	—	—	3,379
Other comprehensive income, net of tax		—	—	—	3,500	—	3,500
Cash dividends declared ($0.33 per share)		—	—	(1,151)	—	—	(1,151)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,646	4	231	—	—	—	235
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	3,209	2	20	—	—	—	22
Stock-based compensation expense		—	27	—	—	—	27
Balance, March 31, 2019	3,493,935	$2,286	$20,319	$93,863	$(3,632)	$(2,476)	$110,360

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570
Net income		—	—	2,935	—	—	2,935
Other comprehensive loss, net of tax		—	—	—	(3,987)	—	(3,987)
Cash dividends declared ($0.32 per share)		—	—	(1,105)	—	—	(1,105)
Equity securities fair value reclassification (1)				(254)	254		—
ASU 2018-02 stranded tax reclassification (2)				805	(805)		—
Stock issued for options exercised	5,908	4	65	—	—	—	69
Stock-based compensation expense		—	22	—	—	—	22
Balance, March 31, 2018	3,454,016	$2,262	$18,778	$86,564	$(8,624)	$(2,476)	$96,504
(1) Refer to Note 1, ASU 2016-01
(2) Refer to Note 1, ASU 2018-02

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Three months ended March 31,	2019	2018
Operating Activities
Net income	$3,379	$2,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385	197
Provision for loan losses	225	188
Net gain on sales of debt and equity securities	(6)	(85)
Net unrealized (gain) loss on equity securities	(976)	246
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	—	(1)
Net gain on sale of loans	(21)	(7)
Proceeds from sales of residential mortgages held-for-sale	675	605
Origination of residential mortgages held-for-sale	(654)	(870)
Income on bank-owned life insurance	(68)	(68)
Stock-based compensation expense	27	22
Deferred income tax provision (benefit)	511	(32)
Net increase in income taxes payable	279	583
Net increase in accrued interest receivable	(1,360)	(152)
Amortization of mortgage servicing rights and change in valuation allowance	11	14
Net amortization of premiums and discounts on investment securities	345	386
Net increase (decrease) in accrued interest payable	1	31
Increase in other assets	(826)	(520)
Decrease in other liabilities	(517)	(73)
Net cash provided by operating activities	1,410	3,399
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	8,541	11,629
Proceeds from the sale of debt securities available-for-sale	11,192	2,403
Proceeds from the sale of equity securities	358	712
Purchases of debt securities available-for-sale	(17,898)	(2,415)
Purchases of equity securities	(398)	(5,425)
Proceeds from redemption of investment in restricted bank stock	2,063	2,961
Purchase of restricted stock	(2,504)	(2,926)
Net increase in loans	(19,124)	(16,896)
Net purchases of premises and equipment	(431)	(413)
Proceeds from sales of other real estate owned and repossessed assets	—	1
Net cash used in investing activities	(18,201)	(10,369)
Financing Activities
Net increase in non-interest bearing deposits	11,355	5,828
Net increase in interest-bearing deposits	7,661	6,594
Net (decrease) increase in short-term borrowings	(975)	9,123
Principal payments on finance leases	(106)	—
Cash dividends paid, net of reinvestment	(1,015)	(1,105)
Proceeds from issuance of common stock	121	69
Net cash provided by financing activities	17,041	20,509
Increase in cash and cash equivalents	250	13,539
Cash and cash equivalents at beginning of year	13,458	16,331
Cash and cash equivalents at end of period	$13,708	$29,870
Supplemental Cash Flow Disclosures
Interest paid	$2,453	$1,687
Income taxes paid	28	6
Non-cash transactions:
Unsettled trades to purchase securities	2,238	—
Unsettled trades to sell securities	(4,303)	—

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2018 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2019, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

QNB adopted FASB issued ASU 2016-02, Leases (Topic 842) effective January 1, 2019. This new standard on accounting for leases introduced a lessee model that brings most leases on the balance sheet but recognizes expenses in the income statement similar to how items are recorded today. The new standard eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The ASU also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  All entities will classify leases to determine how to recognize the related revenue and expense and this classification will affect amounts that lessors record on the balance sheet.

QNB applied the new standards to all new contracts initiated on or after the effective date; and, for contracts which have remaining obligations as of the effective date.  There was no adjustment needed to the opening balance of QNB’s retained earnings account at January 1, 2019.  The discount rates used in determining the initial value of measuring the right of use assets were based on the FHLB Amortizing Fixed Loan Rate for the remaining term of each lease at December 31, 2018.  These rates ranged from 2.82% to 3.46%.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset.  QNB has renewed one operating lease and entered into one finance lease that will both begin during the second quarter of 2019.  QNB also entered into a finance lease that it anticipates will begin during the third quarter of 2019.

The right-of-use assets under the finance and operating leases are included within “Premises and equipment, net,” operating lease liabilities are included with “Other liabilities,” and finance lease liabilities are separately disclosed on the Consolidated Balance Sheets.  All operating lease costs and the amortization of the right-of-use finance lease are included in non-interest expense within  “Net occupancy” and the interest on finance lease liabilities is separately disclosed on the Consolidated Statements of Income.  The following table summarized the quantitative attributes of QNB’s operating and finance leases.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended	March 31, 2019

Lease cost
Finance lease cost:
Amortization of right-of-use assets	$96
Interest on lease liabilities	1
Finance lease cost	97
Operating lease cost	28
Total lease cost	$125

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(1)
Operating cashflows from operating leases	(27)
Financing cash flows from finance liabilities	(106)
Total cash paid for amounts included in the measurement of lease liabilities	$(134)

At implementation of new accounting guidance:
Right-of-use assets recorded for finance lease liabilities	$1,700
Right-of-use assets recorded for operating lease liabilities	304

Right-of-use assets obtained in exchange for new finance lease liabilities	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	-

Weighted average remaining lease terms:
Finance leases	9.2 years
Operating leases	3.9 years

Weighted average discount rates:
Finance leases	3.30%
Operating leases	2.93%

A maturity analysis of the operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

	Operating Leases	Finance Leases
April 2019 thru March 2020	$76	$367
April 2020 thru March 2021	72	238
April 2021 thru March 2022	75	188
April 2022 thru March 2023	74	190
April 2023 thru March 2024	0	193
April 2024 and thereafter	0	1047
Total undiscounted cashflows	297	2223
Total discount on cashflows	(19)	(345)
Total lease liabilities	$278	$1,878

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-based compensation expense was $27,000 and $22,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $178,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of March 31, 2019, there were 184,200 options granted, 65,850 options forfeited, 103,950 options exercised, and 14,400 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 98,200 options granted, 1,100 options forfeited and 97,100 options outstanding under this Plan as of March 31, 2019. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Three months ended March 31,	2019	2018
Risk free interest rate	2.52%	2.15%
Dividend yield	3.36%	1.24%
Volatility	16.44%	18.12%
Expected life (years)	4.17	4.20

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first three months of 2019 and 2018 was $3.96 and $5.29, respectively.

Stock option activity during the three months ended March 31, 2019 and 2018 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	95,075	$35.11
Granted	24,700	38.15
Exercised	(8,275)	25.38
Forfeited	—	—
Outstanding at March 31, 2019	111,500	$36.51	3.08	$270
Exercisable at March 31, 2019	37,350	$29.96	1.48	$270

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2017	85,525	$30.94
Granted	25,000	43.60
Exercised	(9,750)	24.75
Forfeited	—	—
Outstanding at March 31, 2018	100,775	$34.68	3.23	$944
Exercisable at March 31, 2018	27,275	$27.51	1.41	$451

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2019	2018
Numerator for basic and diluted earnings per share - net income	$3,379	$2,935
Denominator for basic earnings per share - weighted average shares outstanding	3,486,786	3,452,531
Effect of dilutive securities - employee stock options	7,643	20,374
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,494,429	3,472,905
Earnings per share - basic	$0.97	$0.85
Earnings per share - diluted	0.97	0.85

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were 74,150 and 25,000  stock options that were anti-dilutive for the three-month periods ended March 31, 2019 and 2018, respectively.  These stock options were not included in the above calculation.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three months ended March 31, 2019 and 2018. As of March 31, 2019, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Unrealized net holding losses on available-for-sale securities	$(4,598)	$(9,028)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other comprehensive loss	(4,598)	(9,028)
Tax effect	966	1,896
Accumulated other comprehensive loss, net of tax	$(3,632)	$(7,132)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

Three months ended March 31,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2019	2018	Affected line item in statement of income
Unrealized net holding loss on available-for-sale securities	$39	$1	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	39	1
Tax effect	(8)	—	Provision for income taxes
Total reclass out of accumulated other comprehensive loss, net of tax	$31	$1	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENT SECURITIES

Available-For-Sale Debt Securities

The amortized cost and estimated fair values of investment debt securities available-for-sale at March 31, 2019 and December 31, 2018 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2019	value	gains	losses	cost
U.S. Government agency	$69,359	$—	$(1,123)	$70,482
State and municipal	53,331	367	(61)	53,025
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	133,039	192	(2,411)	135,258
Collateralized mortgage obligations (CMOs)	80,467	188	(1,777)	82,056
Pooled trust preferred	112	—	(10)	122
Corporate debt	8,059	78	(41)	8,022
Total investment debt securities available-for-sale	$344,367	$825	$(5,423)	$348,965

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2018	value	gains	losses	cost
U.S. Government agency	$68,409	$—	$(2,072)	$70,481
State and municipal	66,313	195	(464)	66,582
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	125,913	79	(4,251)	130,085
Collateralized mortgage obligations (CMOs)	75,491	87	(2,549)	77,953
Pooled trust preferred	116	—	(6)	122
Corporate debt	7,979	33	(80)	8,026
Total investment debt securities available-for-sale	$344,221	$394	$(9,422)	$353,249

The amortized cost and estimated fair value of debt securities available-for-sale by contractual maturity at March 31, 2019 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
March 31, 2019	Fair value	cost
Due in one year or less	$4,452	$4,438
Due after one year through five years	267,012	271,292
Due after five years through ten years	52,600	53,007
Due after ten years	20,303	20,228
Total investment debt securities available-for-sale	$344,367	$348,965

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from sales of investment debt securities available-for-sale were approximately $11,192,000 and $2,403,000 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, investment debt securities available-for-sale totaling approximately $197,625,000 and $194,573,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

The following table presents information related to the Company’s gains and losses on the sales of debt securities, and losses recognized for the other-than-temporary impairment (“OTTI”) of these investments. Gains and losses on available-for-sale debt securities are computed on the specific identification method and included in non-interest income. Gross realized losses on debt securities are net of other-than-temporary impairment charges:

	Three months ended March 31
	2019	2018
Gross realized gains	$20	$21
Gross realized losses	(59)	(22)
Other-than-temporary impairment	—	—
Total net losses on AFS debt securities	$(39)	$(1)

The tax benefit applicable to the net realized (losses)/gains for the three-month periods ended March 31, 2019 and 2018 were a credit of  $8,000 and $0, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the income statement but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income.  No credit impairments were recognized on debt securities during first quarter of 2019 or 2018.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	securities	value	losses	value	losses	value	losses
U.S. Government agency	51	$—	$—	$69,359	$(1,123)	$69,359	$(1,123)
State and municipal	21	569	(1)	7,493	(60)	8,062	(61)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	102	3,573	(4)	109,299	(2,407)	112,872	(2,411)
Collateralized mortgage obligations (CMOs)	72	173	—	60,832	(1,777)	61,005	(1,777)
Pooled trust preferred	1	—	—	112	(10)	112	(10)
Corporate debt	5	120	—	3,982	(41)	4,102	(41)
Total	252	$4,435	$(5)	$251,077	$(5,418)	$255,512	$(5,423)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	securities	value	losses	value	losses	value	losses
U.S. Government agency	51	$—	$—	$68,409	$(2,072)	$68,409	$(2,072)
State and municipal	81	21,657	(204)	10,558	(260)	32,215	(464)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	111	12,561	(91)	108,802	(4,160)	121,363	(4,251)
Collateralized mortgage obligations (CMOs)	73	433	(1)	62,467	(2,548)	62,900	(2,549)
Pooled trust preferred	1	—	—	116	(6)	116	(6)
Corporate debt	4	—	—	3,947	(80)	3,947	(80)
Total	321	$34,651	$(296)	$254,299	$(9,126)	$288,950	$(9,422)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2019 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of March 31, 2019. This security has a total amortized cost of approximately $122,000 and a fair value of $112,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. When a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.   QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment as well as the individual issuer’s financial condition, industry, geographic and legal environment.  There was no other-than-temporary impairment recorded during the first quarters of 2019 or 2018.   QNB has the ability and intent to hold securities in an unrealized loss position until recovery.

At March 31, 2019 and December 31, 2018, the Company had $10,482,000 and $9,421,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the first quarters of 2019 and 2018:

	Three months ended March 31

	2019	2018
Net gains (losses) recognized during the period on equity securities	$1,021	$(160)
Less: Net gains recognized during the period on equity securities sold during the period	45	86
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$976	$(246)

Tax expense applicable to the net realized gains for the 1st quarter of 2019 were $295,000 and the tax benefit applicable to the net realized losses for the 1st quarter of 2018 was $46,000.  Proceeds from sales of investment equity securities were approximately $358,000 and $712,000 for the three months ended March 31, 2019 and 2018, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. RESTRICTED INVESTMENT IN STOCK

Restricted investment in stock includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $1,226,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at March 31, 2019. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution.  Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6298 as of June 28, 2018), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B.  Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for OTTI periodically. As of March 31, 2019, there was no OTTI associated with these shares.

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

Major classes of loans are as follows:

	March 31,	December 31,
	2019	2018
Commercial:
Commercial and industrial	$165,381	$162,452
Construction	54,717	50,135
Secured by commercial real estate	313,436	308,590
Secured by residential real estate	72,211	68,581
State and political subdivisions	47,552	43,737
Retail:
1-4 family residential mortgages	67,831	67,453
Home equity loans and lines	76,519	77,475
Consumer	6,661	6,785
Total loans	804,308	785,208
Net unearned costs	220	240
Loans receivable	$804,528	$785,448

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2019 and December 31, 2018, overdrafts were approximately $114,000 and $183,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2019, there was a concentration of loans to lessors of residential buildings and dwellings of 15.6% of total loans and to lessors of nonresidential buildings of 18.6% of total

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

loans, compared with 15.8% and 18.1% of total loans, respectively, at December 31, 2018.  These concentrations were primarily within the commercial real estate categories.

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

1	- Excellent - no apparent risk
2	- Good - minimal risk
3	- Acceptable - lower risk
4	- Acceptable - average risk

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5	- Acceptable – higher risk
6	- Pass watch
7	- Special Mention - potential weaknesses
8	- Substandard - well defined weaknesses
9	- Doubtful - full collection unlikely
10	- Loss - considered uncollectible

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2019 and December 31, 2018:

March 31, 2019	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$161,678	$78	$3,625	$—	$165,381
Construction	54,717	—	—	—	54,717
Secured by commercial real estate	302,758	1,245	9,433	—	313,436
Secured by residential real estate	70,548	—	1,663	—	72,211
State and political subdivisions	47,552	—	—	—	47,552
Total	$637,253	$1,323	$14,721	$—	$653,297

December 31, 2018	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$155,219	$82	$7,151	$—	$162,452
Construction	50,135	—	—	—	50,135
Secured by commercial real estate	297,713	1,259	9,618	—	308,590
Secured by residential real estate	66,838	173	1,570	—	68,581
State and political subdivisions	43,737	—	—	—	43,737
Total	$613,642	$1,514	$18,339	$—	$633,495

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2019 and December 31, 2018:

March 31, 2019	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$66,911	$920	$67,831
Home equity loans and lines	76,389	130	76,519
Consumer	6,529	132	6,661
Total	$149,829	$1,182	$151,011

December 31, 2018	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$66,513	$940	$67,453
Home equity loans and lines	77,309	166	77,475
Consumer	6,659	126	6,785
Total	$150,481	$1,232	$151,713

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018:

March 31, 2019	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$725	$349	$1,280	$2,354	$163,027	$165,381
Construction	—	—	—	—	54,717	54,717
Secured by commercial real estate	1,754	—	1,613	3,367	310,069	313,436
Secured by residential real estate	166	—	429	595	71,616	72,211
State and political subdivisions	—	—	—	—	47,552	47,552
Retail:
1-4 family residential mortgages	746	—	465	1,211	66,620	67,831
Home equity loans and lines	55	243	30	328	76,191	76,519
Consumer	72	31	—	103	6,558	6,661
Total	$3,518	$623	$3,817	$7,958	$796,350	$804,308

December 31, 2018	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$94	$141	$1,372	$1,607	$160,845	$162,452
Construction	—	—	—	—	50,135	50,135
Secured by commercial real estate	305	1,029	638	1,972	306,618	308,590
Secured by residential real estate	24	352	291	667	67,914	68,581
State and political subdivisions	—	—	—	—	43,737	43,737
Retail:
1-4 family residential mortgages	544	245	476	1,265	66,188	67,453
Home equity loans and lines	82	205	61	348	77,127	77,475
Consumer	23	35	24	82	6,703	6,785
Total	$1,072	$2,007	$2,862	$5,941	$779,267	$785,208

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2019 and December 31, 2018:

March 31, 2019	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,430
Construction	—	—
Secured by commercial real estate	—	1,885
Secured by residential real estate	—	1,209
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	920
Home equity loans and lines	—	130
Consumer	—	132
Total	$—	$7,706

December 31, 2018	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,179
Construction	—	—
Secured by commercial real estate	—	1,965
Secured by residential real estate	—	1,102
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	940
Home equity loans and lines	—	166
Consumer	—	126
Total	$—	$7,478

Activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 are as follows:

Three months ended March 31, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,092	$(16)	$—	$7	$3,083
Construction	551	51	—	—	602
Secured by commercial real estate	2,824	5	—	—	2,829
Secured by residential real estate	754	(1)	(31)	21	743
State and political subdivisions	153	37	—	—	190
Retail:
1-4 family residential mortgages	497	3	—	—	500
Home equity loans and lines	338	18	(16)	1	341
Consumer	164	28	(35)	9	166
Unallocated	461	100	N/A	N/A	561
Total	$8,834	$225	$(82)	$38	$9,015

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,711	$103	$—	$15	$2,829
Construction	563	(6)	—	—	557
Secured by commercial real estate	2,410	20	—	1	2,431
Secured by residential real estate	816	17	—	2	835
State and political subdivisions	114	7	—	—	121
Retail:
1-4 family residential mortgages	444	68	—	—	512
Home equity loans and lines	357	20	—	4	381
Consumer	57	18	(26)	12	61
Unallocated	369	(59)	N/A	N/A	310
Total	$7,841	$188	$(26)	$34	$8,037

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

(Unaudited)

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $2,047,000 and $2,160,000 as of March 31, 2019 and December 31, 2018, respectively. Non-performing TDRs totaled $1,293,000 and $1,317,000 as of March 31, 2019 and December 31, 2018, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	March 31, 2019		December 31, 2018
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,945	$—	$2,513	$—
TDRs with an allowance recorded	395	395	964	411
Total	$3,340	$395	$3,477	$411

There was one newly identified TDR during the three months ended March 31, 2019. The TDR concession involved lower monthly payments.  As of March 31, 2019 and December 31, 2018, QNB had no commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were no net charge-offs   during the three months ended March 31, 2019 and 2018, resulting from loans previously modified as TDRs.

The following tables present loans, by loan class, modified as TDRs during the three months ended March 31, 2019 and 2018. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended March 31,	2019			2018
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	—	$—	$—	1	$47	$47
Consumer	1	12	12	—	—	—
Total	1	$12	$12	1	$47	$47

There were no loans modified as TDRs within 12 months prior to March 31, 2019 and 2018 for which there was a payment default (60 days or more past due) during the three months ended March 31, 2019 and 2018.

The Company has four consumer mortgage loans secured by residential real estate for which foreclosure proceedings are in process at March 31, 2019. The recorded investment is $616,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at March 31, 2019 and December 31, 2018 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2019	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,083	$1,572	$1,511	$165,381	$3,537	$161,844
Construction	602	—	602	54,717	—	54,717
Secured by commercial real estate	2,829	62	2,767	313,436	5,941	307,495
Secured by residential real estate	743	75	668	72,211	1,833	70,378
State and political subdivisions	190	—	190	47,552	—	47,552
Retail:
1-4 family residential mortgages	500	—	500	67,831	1,247	66,584
Home equity loans and lines	341	—	341	76,519	149	76,370
Consumer	166	—	166	6,661	75	6,586
Unallocated	561	N/A	N/A	N/A	N/A	N/A
Total	$9,015	$1,709	$6,745	$804,308	$12,782	$791,526

	Allowance for Loan Losses			Loans Receivable
December 31, 2018	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,092	$1,461	$1,631	$162,452	$7,128	$155,324
Construction	551	—	551	50,135	—	50,135
Secured by commercial real estate	2,824	101	2,723	308,590	6,083	302,507
Secured by residential real estate	754	97	657	68,581	1,740	66,841
State and political subdivisions	153	—	153	43,737	—	43,737
Retail:
1-4 family residential mortgages	497	—	497	67,453	1,268	66,185
Home equity loans and lines	338	5	333	77,475	186	77,289
Consumer	164	—	164	6,785	77	6,708
Unallocated	461	N/A	N/A	N/A	N/A	N/A
Total	$8,834	$1,664	$6,709	$785,208	$16,482	$768,726

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarize additional information, in regards to impaired loans by loan portfolio class, as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$804	$1,041		$4,243	$4,525
Construction	—	—		—	—
Secured by commercial real estate	4,928	5,530		5,012	5,577
Secured by residential real estate	1,550	1,728		1,023	1,140
Retail:
1-4 family residential mortgages	1,247	1,347		1,268	1,357
Home equity loans and lines	149	274		140	190
Consumer	75	83		77	84
Total	$8,753	$10,003		$11,763	$12,873

With an allowance recorded:
Commercial:
Commercial and industrial	$2,733	$4,015	$1,572	$2,885	$4,128	$1,461
Construction	—	—	—	—	—	—
Secured by commercial real estate	1,013	1,030	62	1,071	1,095	101
Secured by residential real estate	283	319	75	717	773	97
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	—	—	—	46	46	5
Consumer	—	—	—	—	—	—
Total	$4,029	$5,364	$1,709	$4,719	$6,042	$1,664

Total:
Commercial:
Commercial and industrial	$3,537	$5,056	$1,572	$7,128	$8,653	$1,461
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,941	6,560	62	6,083	6,672	101
Secured by residential real estate	1,833	2,047	75	1,740	1,913	97
Retail:
1-4 family residential mortgages	1,247	1,347	—	1,268	1,357	—
Home equity loans and lines	149	274	—	186	236	5
Consumer	75	83	—	77	84	—
Total	$12,782	$15,367	$1,709	$16,482	$18,915	$1,664

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

Three Months Ended March 31,	2019		2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,298	$3	$6,635	$64
Construction	—	—	—	—
Secured by commercial real estate	6,011	48	3,710	23
Secured by residential real estate	1,749	10	1,728	4
Retail:
1-4 family residential mortgages	1,257	3	1,212	3
Home equity loans and lines	176	—	193	—
Consumer	76	—	84	—
Total	$13,567	$64	$13,562	$94

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2019:

March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Equity securities	$10,482	$—	$—	$10,482
Debt securities available-for-sale
U.S. Government agency securities	—	69,359	—	69,359
State and municipal securities	—	53,331	—	53,331
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	133,039	—	133,039
Collateralized mortgage obligations (CMOs)	—	80,467	—	80,467
Pooled trust preferred securities	—	—	112	112
Corporate debt securities	—	8,059	—	8,059
Total debt securities available-for-sale	—	344,255	112	344,367
Total recurring fair value measurements	$10,482	$344,255	$112	$354,849

Nonrecurring fair value measurements
Impaired loans	$—	$—	$2,320	$2,320
Mortgage servicing rights	—	—	4	4
Total nonrecurring fair value measurements	$—	$—	$2,324	$2,324

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2019. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month period ended March 31, 2019.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2018:

December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Equity securities	$9,421	$—	$—	$9,421
Debt securities available-for-sale
U.S. Government agency securities	—	68,409	—	68,409
State and municipal securities	—	66,313	—	66,313
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	125,913	—	125,913
Collateralized mortgage obligations (CMOs)	—	75,491	—	75,491
Pooled trust preferred securities	—	—	116	116
Corporate debt securities	—	7,979	—	7,979
Total debt securities available-for-sale	—	344,105	116	344,221
Total recurring fair value measurements	$9,421	$344,105	$116	$353,642

Nonrecurring fair value measurements
Impaired loans	$—	$—	$3,055	$3,055
Mortgage servicing rights	—	—	5	5
Total nonrecurring fair value measurements	$—	$—	$3,060	$3,060

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2019	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,159	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20.0% to -22.5%
				Liquidation expenses	(3)	-10.0%
Impaired loans	1,161	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25.0% to -100.0%
Mortgage servicing rights	4	Discounted cash flow		Remaining term		2 - 26 years
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2018	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,632	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20.0% to -90.0%
				Liquidation expenses	(3)	-10.0%
Impaired loans	1,415	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25.0% to -100.0%
Impaired loans	8	Used commercial vehicle guides		Guide value discounts	(4)	-10%
Mortgage servicing rights	5	Discounted cash flow		Remaining term		2 to 26 yrs
				Discount rate		12.0% to 12.5%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2019 and 2018:

	Fair value measurements using significant unobservable inputs (Level 3)
	2019	2018
Balance, January 1,	$116	$215
Payments received	—	(118)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	(4)	18
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$112	$115

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at March 31, 2019 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2019;
•

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	The PreTSL will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s four underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.92% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2019 and December 31, 2018:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost):  The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities (carried at fair value):  The fair value of securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2019	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$13,708	$13,708	$13,708	$—	$—
Investment securities:
Equities	10,482	10,482	10,482	—	—
Available-for-sale	344,367	344,367	—	344,255	112
Restricted investment in stocks	1,238	1,238	—	1,238	—
Net loans	795,513	795,909	—	—	795,909
Mortgage servicing rights	446	574	—	—	574
Accrued interest receivable	4,212	4,212	—	4,212	—

Financial liabilities
Deposits with no stated maturities	$811,895	$811,895	$811,895	$—	$—
Deposits with stated maturities	222,719	220,896	—	220,896	—
Short-term borrowings	49,897	49,897	49,897	—	—
Accrued interest payable	450	450	—	450	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	63	—	63	—

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair value measurements
December 31, 2018	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$13,458	$13,458	$13,458	$—	$—
Investment securities:
Equities	9,421	9,421	9,421	—	—
Available-for-sale	344,221	344,221	—	344,105	116
Restricted investment in stocks	797	797	—	797	—
Net loans	776,614	771,685	—	—	771,685
Mortgage servicing rights	451	604	—	—	604
Accrued interest receivable	2,852	2,852	—	2,852	—

Financial liabilities
Deposits with no stated maturities	$791,810	$791,810	$791,810	$—	$—
Deposits with stated maturities	223,788	220,876	—	220,876	—
Short-term borrowings	50,872	50,872	50,872	—	—
Accrued interest payable	449	449	—	449	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	31	—	31	—

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31,	December 31,
	2019	2018
Commitments to extend credit and unused lines of credit	$314,701	$266,021
Standby letters of credit	18,306	17,269
Total financial instrument commitments	$333,007	$283,290

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $17,655,000 will expire within

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2019, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$123,043	13.00%	$75,710	8.00%	$94,637	10.00%
Bank	112,382	12.28	73,192	8.00	91,489	10.00

Tier I capital (to risk-weighted assets):
Consolidated	113,955	12.04	56,782	6.00	56,782	6.00
Bank	103,294	11.29	54,894	6.00	73,192	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	113,955	12.04	42,587	4.50	N/A	N/A
Bank	103,294	11.29	41,170	4.50	59,468	6.50

Tier I capital (to average assets):
Consolidated	113,955	9.60	47,495	4.00	N/A	N/A
Bank	103,294	8.78	47,075	4.00	58,844	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2018 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the first quarters of 2019 and 2018, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the first quarters ended March 31, 2019 or 2018, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2019 of $3,379,000, or $0.97 per share on a diluted basis, compared to net income of $2,935,000, or $0.85 per share on a diluted basis, for the same period in 2018.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.15% and 12.09%, respectively, for the quarter ended March 31, 2019 compared with 1.02% and 11.35%, respectively, for the quarter ended March 31, 2018.

Total assets as of March 31, 2019 were $1,203,126,000, compared with $1,175,452,000 at December 31, 2018. Loans receivable at March 31, 2019 were $804,528,000, compared with $785,448,000 at December 31, 2018, an increase of $19,080,000, or 2.4%, with commercial lending as the largest contributor to the growth. Total deposits of $1,034,614,000 at March 31, 2019 increased $19,016,000, or 1.9%, compared with total deposits of $1,015,598,000 at December 31, 2018.

Results for the three months ended March 31, 2019 include the following significant components:

•	Net interest income increased $44,000, or 0.5%, to $8,835,000 for the three months ended March 31, 2019 compared with same period in 2018.
•	Net interest margin on a tax-equivalent basis was 3.18% for the quarter ended March 31, 2019 compared to 3.22% for the same period in 2018.
•	QNB recorded $225,000 in provision for loan losses for the quarter ended March 31, 2019, compared with $188,000 for the same period in 2018.
•	Non-interest income increased $1,242,000, or 16.4%, to $2,309,000 for the first quarter of 2019 compared with the same period in 2018.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•	Non-interest expense increased $545,000, or 8.8%, to $6,723,000 for the first quarter of 2019, compared to the same period in 2018.
•

Total non-performing loans were $9,753,000, or 1.21% of loans receivable at March 31, 2019, compared to $9,638,000, or 1.23% of loans receivable at December 31, 2018. Loans on non-accrual status were $7,706,000 at March 31, 2019 compared with $7,478,000 at December 31, 2018. Net charge-offs for the three months ended March 31, 2019 were $44,000, compared with net recoveries of $8,000 for the same period in 2018.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three month periods ended March 31, 2019 and 2018.

Three months ended March 31,	2019	2018
Total interest income	$11,289	$10,509
Total interest expense	2,454	1,718
Net interest income	8,835	8,791
Tax-equivalent adjustment	197	201
Net interest income (fully taxable-equivalent)	$9,032	$8,992

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Government agencies	$70,482	1.80%	$317	$72,473	1.79%	$325
State and municipal	63,210	3.42	540	74,744	3.27	612
Mortgage-backed and CMOs	208,694	2.21	1,153	219,472	2.10	1,150
Pooled trust preferred securities	122	5.13	2	235	3.82	2
Corporate debt securities	8,024	3.78	76	8,051	2.23	45
Equities	10,108	2.97	74	8,342	2.97	61
Total investment securities	360,640	2.40	2,162	383,317	2.29	2,195
Loans:
Commercial real estate	444,119	4.79	5,247	420,911	4.69	4,864
Residential real estate	67,533	3.91	660	57,065	3.87	552
Home equity loans	69,363	4.73	810	66,208	4.25	694
Commercial and industrial	158,861	5.42	2,122	154,626	5.18	1,974
Consumer loans	6,916	6.20	106	6,914	5.82	99
Tax-exempt loans	42,982	3.32	352	38,435	3.26	309
Total loans, net of unearned income*	789,774	4.77	9,297	744,159	4.63	8,492
Other earning assets	2,242	4.85	27	5,570	1.67	23
Total earning assets	1,152,656	4.04	11,486	1,133,046	3.83	10,710
Cash and due from banks	11,648			11,314
Allowance for loan losses	(8,915)			(8,068)
Other assets	31,985			28,098
Total assets	$1,187,374			$1,164,390

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$208,417	0.45%	232	$180,077	0.21%	95
Municipals	92,950	2.01	461	102,569	1.10	279
Money market	107,658	1.07	285	81,995	0.28	58
Savings	247,815	0.67	408	259,144	0.52	330
Time	117,358	1.45	419	123,904	1.24	378
Time of $100,000 or more	103,337	1.80	458	107,770	1.50	399
Total interest-bearing deposits	877,535	1.05	2,263	855,459	0.73	1,539
Short-term borrowings	59,185	1.30	190	71,453	1.02	179
Finance lease liabilities	1,907	0.11	1	—	—	—
Total interest-bearing liabilities	938,627	1.06	2,454	926,912	0.75	1,718
Non-interest-bearing deposits	130,525			128,188
Other liabilities	4,918			4,458
Shareholders' equity	113,304			104,832
Total liabilities and shareholders' equity	$1,187,374			$1,164,390
Net interest rate spread		2.98%			3.08%
Margin/net interest income		3.18%	$9,032		3.22%	$8,992

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three months ended March 31, 2019 and 2018.

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

	Three months ended
	March 31, 2019 compared
	to March 31, 2018
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Government agencies	$(8)	$(10)	$2
State and municipal	(72)	(95)	23
Mortgage-backed and CMOs	3	(57)	60
Pooled trust preferred securities	—	—	—
Corporate debt securities	31	—	31
Equities	13	13	—
Total Investment securities (AFS & Equity)	(33)	(149)	116
Loans:
Commercial real estate	383	268	115
Residential real estate	108	101	7
Home equity loans	116	33	83
Commercial and industrial	148	54	94
Consumer loans	7	1	6
Tax-exempt loans	43	37	6
Total Loans	805	494	311
Other earning assets	4	(14)	18
Total interest income	776	331	445
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	137	15	122
Municipals	182	(26)	208
Money market	227	18	209
Savings	78	(14)	92
Time	41	(20)	61
Time of $100,000 or more	59	(17)	76
Total interest-bearing deposits	724	(44)	768
Short-term borrowings	11	(31)	42
Finance lease liabilities	1	—	1
Total interest expense	736	(75)	811
Net interest income	$40	$406	$(366)

Average earning assets for the first quarter of 2019 were $1,152,656,000, an increase of $19,610,000, or 1.7%, from the first quarter of 2018, with average loans increasing $45,615,000, or 6.1%, and average investment securities decreasing $22,677,000, or 5.9%, over the same period. Growth in the loan portfolio supports interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 68.5% for the first quarter of 2019, compared with 65.7% for the first quarter of 2018. On the funding side, average deposits increased $24,413,000, or 2.5%, to $1,008,060,000 for the first quarter of 2019 primarily due to growth in interest bearing demand and money market accounts.  Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the first quarter of 2019 decreased $12,268,000, to $59,185,000, which consisted of average commercial repurchase agreements of $41,795,000 and average overnight borrowings of $17,390,000.  For the same period in 2018, borrowings consisted of average commercial repurchase agreements of $38,224,000 and average overnight borrowings of $33,229,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The net interest margin for the first quarter of 2019 was 3.18% compared to 3.22%, for the same period in 2018.  While competition for quality loans in our local market continues to exert pressure on the net interest margin, increases in the prime rate during 2018 have provided increased interest income and competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $776,000, or 7.2%, to $11,486,000 for the first quarter of 2019; total interest expense increased $736,000, or 42.8%, to $2,454,000. Increases in rates of 21 basis points and growth in earning assets contributed to the increase in interest income.  All categories of interest-bearing deposits experienced higher rates in the first quarter of 2019 compared to first quarter of 2018, due to rate increases for municipal deposits indexed to Fed Funds, and a 15-basis point rate increase to the eSavings and Rewards checking products and a 15- to 20-basis point increase in the top tiers of the Money Market product since March 31, 2018.

The yield on earning assets on a tax-equivalent basis increased 21 basis points from 3.83% for the first quarter of 2018, to 4.04% for the first quarter of 2019.  The cost of interest-bearing liabilities was 1.06% for the first quarter ended March 31, 2019, compared with 0.75% for the same period in 2018.

Interest income on investment securities (available-for-sale and equity) decreased $33,000 when comparing the quarters ended March 31, 2019 and 2018.  The average yield on the investment portfolio was 2.40% for the first quarter of 2019 compared with 2.29% for the first quarter of 2018. Proceeds from sales, payments, calls and maturities, net of purchases, were utilized to grow the loan portfolio at higher yields than the investment portfolio.

Income on U.S. Government agency securities decreased $8,000, as the $1,991,000, or 2.7%, decrease in average balances contributed to a decrease in interest income of $10,000.

Interest income on tax-exempt municipal securities declined due to an $11,534,000 decrease in average balances.  This was partially offset by a 15-basis point increase in yield.  Proceeds from sold municipal securities were invested in slightly higher yielding municipal securities and used to grow the loan portfolio.  Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years.

Interest income on mortgage-backed securities and CMOs increased $3,000 with an 11-basis point increase in average yield which more than offset the $10,778,000 decrease in average balances.  This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $805,000 to $9,297,000 when comparing the first quarters of 2019 and 2018, with a 6.1% growth in average balances contributing an increase in interest income of $494,000.  The yield on loans, at 4.77%, was 14 basis points higher than the first quarter of 2018.   Despite increases in the prime rate in March, June, September and December of 2018, competitive pressures compressed the yields on new loans being originated. Mitigating competitive pricing, variable rate loans have repriced higher.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $383,000 when comparing the first quarters of 2019 and 2018, primarily due to the 5.5% increase in average balances. Average balances increased $23,208,000, to $444,119,000 for the quarter ended March 31, 2019 compared with the same quarter in 2018. The yield on commercial real estate loans increased ten basis points from 4.69% in 2018 to 4.79% in 2019.

Income on commercial and industrial loans increased $148,000 when comparing the first quarters of 2019 and 2018. Average balances increased $4,235,000, or 2.7%, to $158,861,000 for the first quarter of 2019 resulting in a $54,000 increase in income. The average yield on these loans increased 24 basis points to 5.42% resulting in an increase in income of $94,000.  Many of the loans in this category are indexed to the prime interest rate, which increased by 75 basis points since March 31, 2018.

Tax-exempt loan income was $352,000 for the first quarter of 2019, an increase of $43,000 from the same period in 2018.  Average balances increased $4,547,000, or 11.8%, to $42,982,000 for the first quarter of 2019, resulting in an increase of $37,000 in income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The yield on municipal loans increased six basis points, to 3.32% for the first quarter of 2019, compared with the same period in 2018, resulting in an increase of $6,000 in interest income.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in overall retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $10,468,000, or 18.3%, to $67,533,000 for the first quarter of 2019 compared to the same period in 2018. Over this same timeframe, the average yield on the portfolio increased four basis point to 3.91% for the first quarter of 2019. The combined result was an increase in interest income of $108,000. Average home equity loans increased by $3,155,000, or 4.8%, to $69,363,000 while the average yield increased 48 basis points to 4.73% resulting in an increase in interest income of $116,000. The yield on the consumer portfolio increased 38 basis points to 6.20% for the first quarter of 2019 along with a slight increase in average balances resulting in a combined $7,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $736,000, when comparing the first quarter of 2019 to the same period in 2018.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, and money market deposits. Average non-interest-bearing demand accounts increased $2,337,000, or 1.8%, to $130,525,000 for the first quarter of 2019. QNB has been successful in increasing both personal and business checking accounts.  Average interest-bearing demand accounts increased $28,340,000, or 15.7%, to $208,417,000 for the first quarter of 2019. Interest expense on interest-bearing demand accounts increased $137,000 to $232,000 for the same period, as the average rate paid increased 24 basis points to 0.45% for the first quarter of 2019. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.35% on balances up to $25,000 and 0.40% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2019, the average balance in this product was $58,256,000 and the related interest expense was $94,000 for an average yield of 0.65%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2018 was $53,671,000 with a related interest expense of $76,000 and an average rate paid of 0.57%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $126,406,000 for the first quarter of 2018 to $150,161,000 for the first quarter of 2019. The average rate paid on these balances increased from 0.06% for the first quarter of 2018 to 0.37% for the first quarter of 2019.

Interest expense on municipal interest-bearing demand accounts increased $182,000 to $461,000 for the first quarter of 2019. The average balance of municipal interest-bearing demand accounts decreased $9,619,000, or 9.4%, to $92,950,000, which was more than offset with the average interest rate paid on these accounts increasing 91 basis points to 2.01% for the first quarter of 2019.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $25,663,000, or 31.3%, to $107,658,000 for the first quarter of 2019 compared with the same period in 2018. Interest expense on money market accounts increased $227,000 to $285,000, and the average interest rate paid on money market accounts increased 79 basis points to 1.07% for the first quarter of 2019. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $78,000 when comparing the first quarter of 2019 to the first quarter of 2018, and the average rate increased 15 basis points to 0.67% when comparing both periods. When comparing these same periods, average savings accounts decreased $11,329,000, or 4.4%, to $247,815,000 for the first quarter of 2019 primarily due to decreases in the e-Savings product.  QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2019 of $176,819,000 compared to $187,669,000 in the same period of 2018.  The average yield paid on these accounts was 0.86% for the first quarter of 2019 and 0.66% for the same period in 2018. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $479,000 when comparing the first quarter of 2019 average to the same period in 2018.

Interest expense on time deposits totaled $877,000 for the first quarter of 2019 compared to $777,000 in 2018. Average total time deposits decreased $10,979,000 to $220,695,000 for the first quarter of 2019. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment,

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 25 basis points from 1.36% to 1.61% when comparing the first quarter of 2018 to the same period in 2019.

Approximately $109,305,000, or 49%, of time deposits at March 31, 2019 will mature over the next 12 months. The average rate paid on these time deposits is approximately 1.50%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings increased $11,000 for the first quarter of 2019 to $190,000 when compared to the same period in 2018. When comparing these same periods, average balances decreased from $71,453,000 to $59,185,000 due to an decrease in average FHLB borrowings of $15,820,000, with a one-basis point increase in rate, and  an increase in repurchase agreement average balances of $3,571,000, with a rate increase of 29 basis points.

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

Based on this analysis, QNB recorded $225,000 in provision for loan losses in the first quarter of 2019, compared with $188,000 for the same period in 2018.  QNB's allowance for loan losses of $9,015,000 represents 1.12% of loans receivable at March 31, 2019 compared with an allowance for loan losses of $8,834,000, or 1.12% of loans receivable, at December 31, 2018, and $8,037,000, or 1.07% of loans receivable at March 31, 2018. Management believes the allowance for loan losses at March 31, 2019 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs for the first quarter of 2019 were $44,000 compared to net recoveries of $8,000 for the first quarter of 2018.  Charge-offs of approximately $82,000 during the quarter ended March 31, 2019 consisted of commercial loans secured by residential real estate of $31,000, overdraft charge-offs of $23,000, a home equity line of $16,000 and a student loan of $12,000.  These were partially offset by $38,000 in recoveries comprising $31,000 in repayments from borrowers of previously charged-off credits, and $7,000 related to overdraft recoveries.  For the quarter ended March 31, 2019, annualized net charge-offs as a percent of average loans were 0.02%, compared with average net recoveries as percentage of average loans of 0.00% for the same period in 2018.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-performing assets were $9,753,000 at March 31, 2019 compared to $9,638,000 as of December 31, 2018 and $8,327,000 as of March 31, 2018.  Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.21% of loans receivable at March 31, 2019 compared with 1.23% of loans receivable at December 31, 2018 and 1.11% at March 31, 2018.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2019, $2,770,000, or approximately 36% of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $14,721,000, a decrease of $3,618,000, or 19.7%, from the $18,339,000 reported at December 31, 2018 and a decrease of $2,695,000, or 15.5%, from the $17,416,000 reported at March 31, 2018.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2019, December 31, 2018 or March 31, 2018. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.99% of loans receivable at March 31, 2019 compared with 0.76% at December 31, 2018 and 0.96% at March 31, 2018.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $2,047,000 at March 31, 2019, compared with $2,160,000 at December 31, 2018, and $1,274,000 at March 31, 2018. There was one newly identified troubled debt restructuring in the three months ended March 31, 2019, a non-accruing consumer loan. QNB had no other real estate owned or repossessed assets as of March 31, 2019, December 31, 2018, or March 31, 2018.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2019	2018	2018
Non-accrual loans	$7,706	$7,478	$7,053
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	2,047	2,160	1,274
Total non-performing loans	9,753	9,638	8,327
Total non-performing assets	$9,753	$9,638	$8,327

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$789,737	$766,692	$744,132
Total loans	804,528	785,448	750,187

Allowance for loan losses	9,015	8,834	8,037

Allowance for loan losses to:
Non-performing loans	92.43%	91.66%	96.52%
Total loans (excluding held-for-sale)	1.12%	1.12%	1.07%
Average total loans	1.14%	1.15%	1.08%

Non-performing loans / total loans (excluding held-for-sale)	1.21%	1.23%	1.11%
Non-performing assets / total assets	0.81%	0.82%	0.71%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

An analysis of net loan recoveries for the three months ended March 31, 2019 compared to 2018 is as follows:

Three months ended March 31,	2019	2018
Net charge-offs/(recoveries)	$44	$(8)

Net annualized charge-offs/(recoveries) to:
Total loans	0.02%	0.00%
Average total loans excluding held-for-sale	0.02%	0.00%
Allowance for loan losses	1.98%	(0.40%)

At March 31, 2019 and December 31, 2018, the recorded investment in loans for which impairment has been identified totaled $12,782,000 and $16,482,000 of which $8,753,000 and $11,763,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,029,000 and $4,719,000 at March 31, 2019 and December 31, 2018, respectively, and the related allowance for loan losses associated with these loans was $1,709,000 and $1,664,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from
	ended March 31,		prior year
	2019	2018	Amount	Percent
Net gain on sales of investment securities	$6	$85	$(79)	-92.9%
Unrealized gain (loss) on investment equity securities	976	(246)	1,222	N/M
Fees for services to customers	393	421	(28)	(6.7)
ATM and debit card	470	430	40	9.3
Retail brokerage and advisory	141	103	38	36.9
Bank-owned life insurance	68	68	-	-
Merchant	75	74	1	1.4
Net gain on sale of loans	21	7	14	200.0
Other	159	125	34	27.2
Total	$2,309	$1,067	$1,242	116.4%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2019 was $2,309,000, an increase of $1,242,000, compared to $1,067,000 for the first quarter of 2018. Excluding net gains and net unrealized gains (losses) on investment securities and the gain on sale of loans for both periods, total non-interest income was $1,306,000 and $1,221,000 for the quarters ended March 31, 2019 and 2018, respectively.

Net gains on investment securities decreased $79,000 from $85,000 in first quarter of 2018 to $6,000 in first quarter of 2019.  Gain on investments are primarily derived from sale of equity securities.  Net gains on sales of equity securities were $45,000 for the first quarter of 2019 compared to $86,000 for the same period in 2018.  The gains in 2019 were offset by losses on sales of lower yielding mortgage-backed and municipal securities as QNB reinvested proceeds in higher yielding securities and loan growth.  The adoption of Accounting Standard Update 2016-01 effective January 1, 2018 requires the Company to record unrealized gains or losses on equity securities through earnings, rather than in other comprehensive income (loss), a component of shareholders’ equity.  During the first quarter of 2019, unrealized gains of $976,000 were recorded compared to unrealized losses of $246,000 in the same period of 2018.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of loans increased $14,000 when comparing the two periods.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Residential mortgage loans to be sold are identified at origination.  Proceeds from the sale of residential mortgages were $675,000 and $605,000 for the first quarters of 2019 and 2018, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Fees for services to customers decreased $28,000, or 6.7%, to $393,000 at March 31, 2019, due primarily to a decrease in net overdraft income.  ATM and debit card income increased $40,000, or 9.3%, to $470,000 for the first quarter of 2019, compared to the same period in 2018, due to increases in card-based transactions and expansion of checking account households.

QNB provides securities and advisory services under the name QNB Financial Services.  Retail brokerage and advisory increased $38,000, or 36.9%, to $141,000 for the first quarter of 2019 compared to the same period in 2018.   During 2018, there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction; advisory fees increased $54,000, or 36.9% comparing 2019 to 2018, partially offset by a decline in transaction-based fees of $16,000.

Other non-interest income increased $34,000, or 27.2%.  Other non-interest income included a $29,000 broker-dealer conversion cost reimbursement in the first quarter of 2019.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from
	ended March 31,		prior year
	2019	2018	Amount	Percent
Salaries and employee benefits	$3,781	$3,345	$436	13.0%
Net occupancy	504	471	33	7.0
Furniture and equipment	557	487	70	14.4
Marketing	237	310	(73)	(23.5)
Third-party services	440	410	30	7.3
Telephone, postage and supplies	199	181	18	9.9
State taxes	171	170	1	0.6
FDIC insurance premiums	130	175	(45)	(25.7)
Other	704	629	75	11.9
Total	$6,723	$6,178	$545	8.8%

Quarter to Quarter Comparison

Total non-interest expense was $6,723,000 for the first quarter of 2019, an increase of $545,000, or 8.8%, compared to the first quarter of 2018.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate.  Salaries and benefits expense increased $436,000, or 13.0%, to $3,781,000 when comparing the two quarters.  Salary expense and related payroll taxes increased $275,000, or 9.6%, to $3,126,000 during the first quarter 2019 compared to the same period in 2018.  Medical premiums, retirement plan expense and post-retirement life insurance benefit expense increased $135,000, $9,000, and $13,000, respectively during the same period.

Net occupancy and furniture and equipment expenses increased $33,000, or 7.0%, and $70,000, or 14.4%, respectively.  This is due to increased depreciation of building and equipment of $49,000, and increased building and software maintenance totaling $48,000 comparing the first quarter of 2019 with the same period in 2018.  Marketing expense decreased $73,000, or 23.5%, to $237,000 for the quarter ended March 31, 2019. There were an additional sponsorships and donations for the first quarter of 2018 compared to the same period in 2019.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $30,000 when comparing the two periods, due primarily to legal fees and IT services. Telephone and postage and supplies expenses increased $18,000, or 9.9%, due to increased postage usage and per item costs.  FDIC insurance premiums decreased $45,000, or 25.7%, due to a lower assessment rate for the current quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2019, QNB’s net deferred tax asset was $2,283,000. The primary components of deferred taxes are deferred tax assets of $1,893,000 relating to the allowance for loan losses and $966,000 related to unrealized losses on available for sale securities. As of December 31, 2018, QNB’s net deferred tax asset was $3,724,000. The primary difference in the balance of net deferred tax assets when comparing March 31, 2019 to December 31, 2018 is the decrease in deferred tax asset due to decreased unrealized losses on available for sale securities.

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

Applicable income tax expense was $817,000 for the quarter ended March 31, 2019 compared to $557,000 for the same period in 2018. The effective tax rate for first quarter of 2019 was 19.5% compared with 16.0% for the first quarter of 2018. This increase in effective tax rate in 2019 is due to the state income tax provision at the parent company related to the increase in unrealized gains on the equities portfolio.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment.  Rate competition for quality loans is anticipated to continue through 2019. It is also anticipated that the rate competition for attracting and retaining deposits will continue to increase in 2019, as short-term interest rates increase, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2019 were $1,203,126,000 compared with $1,175,452,000 at December 31, 2018.  Cash and cash equivalents increased $250,000 from $13,458,000 at December 31, 2018 to $13,708,000 at March 31, 2019, due primarily to growth in deposit balances and paydowns of amortizing mortgage-backed securities during the quarter.

The composition of the investment portfolio is essentially unchanged since December 31, 2018; however, QNB traded out lower-yielding municipal bonds for higher yielding mortgage-backed bonds.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.  QNB owns one CDO in the form of a pooled trust preferred security, with a fair value of $112,000.  PreTSL IV represents the senior-most obligation of the trust.

Loans receivable grew $19,080,000, or 2.4%, with commercial loans increasing $19,802,000, or 3.1%, to $653,297,000 at March 31, 2019, compared with $633,495,000 at year-end 2018.  Retail loan balances at $151,011,000 remained essentially unchanged when comparing March 31, 2019 to December 31, 2018.

Deposits grew $19,016,000, or 1.9%, from December 31, 2018 to March 31, 2019.  Non-interest-bearing demand deposits grew $11,355,000, or 8.8%, to $139,970,000 at March 31, 2019 compared with $128,615,000 at year-end 2018, primarily due to growth in business deposits and is partially offset by decreases in commercial sweep accounts in short-term borrowings.   Interest-bearing demand balances, excluding municipal deposits, grew $3,965,000, or 1.9%, to $214,916,000, with the Rewards checking product providing the majority of the growth.  Deposit growth in money market balances was offset by reductions in savings account balances as balances were moved to higher-yielding accounts.  Time deposits decreased $1,069,000 from December 31, 2018 to March 31, 2019.  Municipal deposit balances increased $5,758,000, or 6.1%, to $99,459,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  It is anticipated that total deposits will decrease during the second quarter as tax money received from the local school districts during September flows out for

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings decreased 1.9%, from $50,872,000 at December 31, 2018 to $49,897,000 at March 31, 2019. Commercial sweep accounts decreased $5,438,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by increases in business non-interest-bearing demand accounts.  Overnight borrowings from FHLB increased $4,463,000 to $8,328,000.

Finance lease liabilities of $1,878,000 resulted from the implementation FASB issued ASU 2016-02, Leases (Topic 842) effective January 1, 2019, as discussed in Note 2.   Offsetting this increase in liabilities is a right-of-use finance asset recorded in premises and equipment.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2019, the Bank had a maximum borrowing capacity with the FHLB of approximately $310,559,000, net of the $8,328,000 in overnight borrowings and a $350,000 letter of credit at March 31, 2019. The maximum borrowing depends upon qualifying collateral assets and QNB’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $51,000,000. At March 31, 2019, there were no outstanding borrowings under these lines.  During the first quarter of 2019, QNB borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $1,457,000 since December 31, 2018, totaling $368,557,000 at March 31, 2019. Growth in deposits since year-end 2018 has been used to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $197,625,000 and $194,573,000 of available-for-sale debt securities at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2019 was $110,360,000, or 9.17% of total assets, compared with shareholders' equity of $104,348,000, or 8.88% of total assets, at December 31, 2018. Shareholders’ equity at March 31, 2019 and December 31, 2018 included a negative adjustment of $3,632,000 and $7,132,000, respectively, related to unrealized holding losses, net of taxes, on

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.45% and 9.43% at March 31, 2019 and December 31, 2018, respectively.

Average shareholders' equity and average total assets were $113,304,000 and $1,187,374,000 for the quarter ended March 31, 2019, an increase of 8.1% and 2.0%, respectively, from the averages for the three months ended March 31, 2018. The ratio of average total equity to average total assets was 9.5% for the quarter ended March 31, 2019 compared to 9.0% for the same period in 2018.

Retained earnings at March 31, 2019 were impacted by three months of net income totaling $3,379,000 partially offset by dividends declared and paid of $1,151,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $235,000 to capital during the quarter ended March 31, 2019.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2019, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

QNB and the Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier 1 capital and Tier 2 capital. Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III) became effective for QNB on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule, and were fully phased-in January 1, 2019.

Under the final rules, minimum requirements increased for both the quantity and quality of capital. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  Strict eligibility criteria for regulatory capital instruments were also implemented.  The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. QNB and the Bank have sufficient capital to meet minimum regulatory capital requirements plus the fully phased-in capital conservation buffer.

The following table sets forth consolidated information for QNB Corp.

	March 31,	December 31,
Capital Analysis	2019	2018
Regulatory Capital
Shareholders' equity	$110,360	$104,348
Net unrealized securities losses, net of tax	3,632	7,132
Deferred tax assets on net operating loss	(29)	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	113,955	111,472

Tier I capital	113,955	111,472
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	9,088	8,907
Total regulatory capital	$123,043	$120,379
Risk-weighted assets	$946,340	$911,374
Quarterly average assets for leverage capital purposes	$1,187,337	$1,186,448

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	March 31,	December 31,
Capital Ratios	2019	2018
Common equity tier I capital / risk-weighted assets	12.04%	12.23%
Tier I capital / risk-weighted assets	12.04%	12.23%
Total regulatory capital / risk-weighted assets	13.00%	13.21%
Tier I capital / average assets (leverage ratio)	9.60%	9.40%

At March 31, 2019, common equity Tier I, Tier I capital, and total regulatory capital ratios decreased from December 31, 2018, due to increased risk-weighted assets, primarily loans and unused loan commitments.  The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2019.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2019 is liability sensitive. Management expects that market interest rates will continue with gradual increases in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2019 and 2018 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2019	2018
+300	-4.86%	-6.32%
+200	-3.11%	-4.10%
+100	-1.42%	-1.90%
-100	-0.71%	-1.78%

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2019, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2019

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended March 31, 2019. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2019 through January 31, 2019	—	—	—	42,117
February 1, 2019 through February 28, 2019	—	—	—	42,117
March 1, 2019 through March 31, 2019	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: May 8, 2019	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 8, 2019	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: May 8, 2019	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank