Form 10-Q
period 2019-06-30
QNB CORP
filed 2019-08-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
	QNBC	N/A

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common Stock, par value $0.625	3,501,446

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2019

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$13,036	$12,888
Interest-bearing deposits in banks	1,032	570
Total cash and cash equivalents	14,068	13,458

Investments:
Available-for-sale (amortized cost $348,229 and $353,249)	347,728	344,221
Equity securities (cost of $6,985 and $10,079)	6,898	9,421
Restricted investment in stocks	1,872	797
Loans receivable	817,593	785,448
Allowance for loan losses	(9,164)	(8,834)
Net loans	808,429	776,614
Bank-owned life insurance	11,330	11,192
Premises and equipment, net	12,249	9,918
Accrued interest receivable	3,962	2,852
Net deferred tax assets	1,528	3,724
Other assets	3,941	3,255
Total assets	$1,212,005	$1,175,452

Liabilities
Deposits
Demand, non-interest bearing	$149,591	$128,615
Interest-bearing demand	317,717	304,652
Money market	79,044	78,781
Savings	249,998	279,762
Time	123,131	117,569
Time of $100 or more	111,180	106,219
Total deposits	1,030,661	1,015,598
Short-term borrowings	59,048	50,872
Accrued interest payable	599	449
Other liabilities	5,819	4,185
Total liabilities	1,096,127	1,071,104

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,666,015 shares and 3,648,649
shares issued; 3,501,446 and 3,484,080 shares outstanding	2,291	2,280
Surplus	20,607	20,041
Retained earnings	95,852	91,635
Accumulated other comprehensive loss, net of tax	(396)	(7,132)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	115,878	104,348
Total liabilities and shareholders' equity	$1,212,005	$1,175,452

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$9,637	$8,512	$18,860	$16,939
Interest and dividends on investment securities (Available-for-sale & Equity):
Taxable	1,660	1,551	3,274	3,128
Tax-exempt	382	461	808	944
Interest on interest-bearing balances and other interest income	33	38	59	60
Total interest income	11,712	10,562	23,001	21,071

Interest expense
Interest on deposits
Interest-bearing demand	788	436	1,481	810
Money market	227	62	512	120
Savings	397	369	805	699
Time	479	379	898	757
Time of $100,000 or more	514	415	972	814
Interest on short-term borrowings	196	201	386	380
Total interest expense	2,601	1,862	5,054	3,580
Net interest income	9,111	8,700	17,947	17,491
Provision for loan losses	150	187	375	375
Net interest income after provision for loan losses	8,961	8,513	17,572	17,116

Non-interest income
Net gain on sales of investments available-for-sale and equity securities	584	48	590	133
Unrealized (loss) gain on investment equity securities	(405)	41	571	(205)
Fees for services to customers	422	408	815	829
ATM and debit card	519	487	989	917
Retail brokerage and advisory	133	105	274	208
Bank-owned life insurance	70	69	138	137
Merchant	99	82	174	156
Net gain on sale of loans	28	37	49	44
Other	204	177	363	302
Total non-interest income	1,654	1,454	3,963	2,521

Non-interest expense
Salaries and employee benefits	3,790	3,627	7,571	6,972
Net occupancy	506	448	1,011	919
Furniture and equipment	591	563	1,148	1,050
Marketing	263	221	500	531
Third party services	446	506	886	916
Telephone, postage and supplies	152	173	351	354
State taxes	207	164	378	335
FDIC insurance premiums	135	146	265	321
Other	703	685	1,407	1,313
Total non-interest expense	6,793	6,533	13,517	12,711
Income before income taxes	3,822	3,434	8,018	6,926
Provision for income taxes	679	572	1,496	1,129
Net income	$3,143	$2,862	$6,522	$5,797
Earnings per share - basic	$0.90	$0.83	$1.87	$1.68
Earnings per share - diluted	$0.90	$0.82	$1.86	$1.67
Cash dividends per share	$0.33	$0.32	$0.66	$0.64

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2019			2018
Three months ended June 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,822	$679	$3,143	$3,434	$572	$2,862
Other comprehensive income (loss) :
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	4,097	861	3,236	(1,215)	(255)	(960)
Reclassification adjustment for gains included in net income	—	—	—	(4)	(1)	(3)
Other comprehensive income (loss)	4,097	861	3,236	(1,219)	(256)	(963)
Total comprehensive income (loss)	$7,919	$1,540	$6,379	$2,215	$316	$1,899

Six months ended June 30,	2019			2018
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$8,018	$1,496	$6,522	$6,926	$1,129	$5,797
Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	8,488	1,783	6,705	(6,263)	(1,315)	(4,948)
Reclassification adjustment for losses (gains) included in net income	39	8	31	(3)	(1)	(2)
Other comprehensive income (loss)	8,527	1,791	6,736	(6,266)	(1,316)	(4,950)
Total comprehensive income (loss)	$16,545	$3,287	$13,258	$660	$(187)	$847

Tax rate of 21% for 2019 and  2018

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three month ended June 30, 2019 and 2018

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2019	3,493,935	$2,286	$20,319	$93,863	$(3,632)	$(2,476)	$110,360
Net income		—	—	3,143	—	—	3,143
Other comprehensive income, net of tax		—	—	—	3,236	—	3,236
Cash dividends declared ($0.33 per share)		—	—	(1,154)	—	—	(1,154)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,644	4	194	—	—	—	198
Stock issued for employee stock purchase plan	1,617	1	53	—	—	—	54
Stock issued for options exercised	250	—	8	—	—	—	8
Stock-based compensation expense		—	33	—	—	—	33
Balance, June 30, 2019	3,501,446	$2,291	$20,607	$95,852	$(396)	$(2,476)	$115,878

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2018	3,454,016	$2,262	$18,778	$86,564	$(8,624)	$(2,476)	$96,504
Net income		—	—	2,862	—	—	2,862
Other comprehensive loss, net of tax		—	—	—	(963)	—	(963)
Cash dividends declared ($0.32 per share)		—	—	(1,107)	—	—	(1,107)
Stock issued in connection with dividend reinvestment and stock purchase plan	9,934	6	423	—	—	—	429
Stock issued for employee stock purchase plan	1,426	1	56	—	—	—	57
Stock issued for options exercised	92	—	—	—	—	—	—
Stock-based compensation expense		—	36	—	—	—	36
Balance, June 30, 2018	3,465,468	$2,269	$19,293	$88,319	$(9,587)	$(2,476)	$97,818

Six months ended June 30, 2019 and 2018

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2019	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348
Net income		—	—	6,522	—	—	6,522
Other comprehensive income, net of tax		—	—	—	6,736	—	6,736
Cash dividends declared ($0.66 per share)		—	—	(2,305)	—	—	(2,305)
Stock issued in connection with dividend reinvestment and stock purchase plan	12,290	8	425	—	—	—	433
Stock issued for employee stock purchase plan	1,617	1	53	—	—	—	54
Stock issued for options exercised	3,459	2	28	—	—	—	30
Stock-based compensation expense		—	60	—	—	—	60
Balance, June 30, 2019	3,501,446	$2,291	$20,607	$95,852	$(396)	$(2,476)	$115,878

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2018	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570
Net income		—	—	5,797	—	—	5,797
Other comprehensive loss, net of tax		—	—	—	(4,950)	—	(4,950)
Cash dividends declared ($0.64 per share)		—	—	(2,212)	—	—	(2,212)
Equity securities fair value reclassification (1)				(254)	254		—
ASU 2018-02 stranded tax reclassification (2)				805	(805)		—
Stock issued in connection with dividend reinvestment and stock purchase plan	9,934	6	423	—	—	—	429
Stock issued for employee stock purchase plan	1,426	1	56	—	—	—	57
Stock issued for options exercised	6,000	4	65	—	—	—	69
Stock-based compensation expense		—	58	—	—	—	58
Balance, June 30, 2018	3,465,468	$2,269	$19,293	$88,319	$(9,587)	$(2,476)	$97,818
(1) Refer to Note 1, ASU 2016-01
(2) Refer to Note 1, ASU 2018-02

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Six months ended June 30,	2019	2018
Operating Activities
Net income	$6,522	$5,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	808	436
Provision for loan losses	375	375
Net gain on sales of debt and equity securities	(590)	(133)
Net unrealized (gain) loss on equity securities	(571)	205
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(58)	(1)
Net gain on sale of loans	(49)	(44)
Proceeds from sales of residential mortgages held-for-sale	1,864	1,949
Origination of residential mortgages held-for-sale	(1,815)	(2,309)
Increase in cash surrender value of bank-owned life insurance	(138)	(137)
Stock-based compensation expense	60	58
Deferred income tax provision	405	110
Net increase (decrease) in income taxes payable	172	(294)
Net increase in accrued interest receivable	(1,110)	(28)
Amortization of mortgage servicing rights and change in valuation allowance	25	31
Net amortization of premiums and discounts on investment securities	699	740
Net increase (decrease) in accrued interest payable	150	(13)
Operating lease payments	(282)	—
Increase in other assets	(881)	(388)
Decrease in other liabilities	(591)	(260)
Net cash provided by operating activities	4,995	6,094
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	21,419	22,380
Proceeds from the sale of investments available-for-sale	20,783	4,159
Proceeds from the sale of equity securities	4,520	1,390
Purchases of investments available-for-sale	(37,919)	(3,166)
Purchases of equity securities	(798)	(6,090)
Proceeds from redemption of investment in restricted stock	4,600	4,505
Purchases of restricted stock	(5,675)	(5,672)
Net increase in loans	(32,190)	(46,627)
Net purchases of premises and equipment	(634)	(1,590)
Proceeds from sales of other real estate owned and repossessed assets	58	1
Net cash used in investing activities	(25,836)	(30,710)
Financing Activities
Net increase in non-interest bearing deposits	20,976	6,270
Net decrease in interest-bearing deposits	(5,913)	(14,492)
Net increase in short-term borrowings	8,176	29,890
Cash dividends paid, net of reinvestment	(2,031)	(1,927)
Proceeds from issuance of common stock	243	270
Net cash provided by financing activities	21,451	20,011
Increase (decrease) in cash and cash equivalents	610	(4,605)
Cash and cash equivalents at beginning of year	13,458	16,331
Cash and cash equivalents at end of period	$14,068	$11,726
Supplemental Cash Flow Disclosures
Interest paid	$4,904	$3,593
Income taxes paid	920	1,313
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	501	—

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2018 Annual Report incorporated in the Form 10-K. Operating results for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

QNB adopted Financial Accounting Standards Board (FASB) issued Accounting Statement Update (ASU) 2016-02, Leases (Topic 842) effective January 1, 2019. This new standard on accounting for leases introduced a lessee model that brings most leases on the balance sheet but recognizes expenses in the income statement similar to how items are recorded today. The new standard eliminates the requirement in current generally accepted accounting principles  in the United States (U.S. GAAP) for an entity to use bright-line tests in determining lease classification. The ASU also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities.  All entities will classify leases to determine how to recognize the related revenue and expense and this classification will affect amounts that lessors record on the balance sheet.

QNB applied the new standard to all new contracts initiated on or after the effective date; and, for contracts which have remaining obligations as of the effective date.  There was no adjustment needed to the opening balance of QNB’s retained earnings account at January 1, 2019.  The discount rates used in determining the initial value of the right of use assets were based on the FHLB Amortizing Fixed Loan Rate for the remaining term of each lease at January 1, 2019.  These rates ranged from 2.62% to 3.46%.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset.  QNB has renewed one operating lease and entered into one new operating lease that both began during the second quarter of 2019.  QNB also entered into an operating lease that it anticipates will begin during the fourth quarter of 2019.

The right-of-use assets under the operating leases are included within “Premises and equipment, net” and the operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets.  All operating lease costs are included in non-interest expense within  “Net occupancy” on the Consolidated Statements of Income.  The following table summarized the quantitative attributes of QNB’s operating leases.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended	June 30, 2019

Lease cost:
Operating lease cost	$281
Total lease cost	$281

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflows from operating leases	$(282)
Total cash paid for amounts included in the measurement of lease liabilities	$(282)

At implementation of new accounting guidance:
Right-of-use assets recorded for operating lease liabilities	$2,005

Right-of-use assets obtained in exchange for new operating lease liabilities	$501

Weighted average remaining lease term:
Operating leases	7.8 years

Weighted average discount rate:
Operating leases	3.16%

A maturity analysis of the operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Operating Leases
July 2019 thru June 2020	$500
July 2020 thru June 2021	397
July 2021 thru June 2022	371
July 2022 thru June 2023	357
July 2023 thru June 2024	284
July 2024 and thereafter	999
Total undiscounted cashflows	2,908
Total discount on cashflows	(399)
Total lease liabilities	$2,509

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

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

QNB sponsors stock-based compensation plans, administered by a Board committee (the Committee), under which both qualified and non-qualified stock options may be granted periodically to certain employees. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was $33,000 and $36,000 for the three months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense was $60,000 and $58,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $154,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 32 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the 2005 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of June 30, 2019, there were 184,200 options granted, 65,850 options forfeited, 103,950 options exercised, and 14,400 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 98,200 options granted, 2,600 options forfeited, 250 options exercised and 95,350 options outstanding under the 2015 Plan as of June 30, 2019. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of assumptions.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Six months ended June 30,	2019	2018
Risk free interest rate	2.52%	2.15%
Dividend yield	3.36%	1.24%
Volatility	16.44%	18.12%
Expected life (years)	4.17	4.20

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair market value of options granted in the six months of 2019 and 2018 was $3.96 and $5.29, respectively.

Stock option activity during the six months ended June 30, 2019 and 2018 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	95,075	$35.11
Granted	24,700	38.15
Exercised	(8,525)	25.53
Forfeited	(1,500)	37.20
Outstanding at June 30, 2019	109,750	$36.51	2.84	$258
Exercisable at June 30, 2019	36,600	$29.95	1.22	$258

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2017	85,525	$30.94
Granted	25,000	43.60
Exercised	(10,000)	24.86
Forfeited	(1,600)	32.52
Outstanding at June 30, 2018	98,925	$34.73	2.99	$1,180
Exercisable at June 30, 2018	26,525	$27.46	1.14	$509

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share - net income	$3,143	$2,862	$6,522	$5,797
Denominator for basic earnings per share - weighted average shares outstanding	3,494,620	3,460,360	3,490,724	3,456,467
Effect of dilutive securities - employee stock options	7,491	20,952	7,333	20,407
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,502,111	3,481,312	3,498,057	3,476,874
Earnings per share - basic	$0.90	$0.83	$1.87	$1.68
Earnings per share - diluted	0.90	0.82	1.86	1.67

There were 73,150 and 25,000  stock options that were anti-dilutive for the three-month periods ended June 30, 2019 and 2018, respectively.  There were 73,150 and 25,000  stock options that were anti-dilutive for the six-month periods ended June 30, 2019 and 2018, respectively.  These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was approved by the Board of Directors on January 21, 2008 and subsequently increased on  February 9. 2009 and has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the six months ended June 30, 2019 and 2018. As of June 30, 2019, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Unrealized net holding losses on available-for-sale securities	$(501)	$(9,028)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other comprehensive loss	(501)	(9,028)
Tax effect	105	1,896
Accumulated other comprehensive loss, net of tax	$(396)	$(7,132)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

Three months ended June 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2019	2018	Affected line item in statement of income
Unrealized net holding gain on available-for-sale securities	$—	$4	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	—	4
Tax effect	—	(1)	Provision for income taxes
Total reclass out of accumulated other comprehensive income (loss), net of tax	$—	$3	Net of tax

Six months ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2019	2018	Affected line item in statement of income
Unrealized net holding (losses) gains on available-for-sale securities	$(39)	$3	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	(39)	3
Tax effect	8	(1)	Provision for income taxes
Total reclass out of accumulated other comprehensive income (loss), net of tax	$(31)	$2	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2019 and December 31, 2018 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
June 30, 2019	value	gains	losses	cost
U.S. Treasury	$3,467	$—	$—	$3,467
U.S. Government agency	67,773	8	(226)	67,991
State and municipal	53,587	704	(26)	52,909
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,652	453	(1,182)	137,381
Collateralized mortgage obligations (CMOs)	78,009	342	(675)	78,342
Pooled trust preferred	108	—	(13)	121
Corporate debt	8,132	126	(12)	8,018
Total investment debt securities available-for-sale	$347,728	$1,633	$(2,134)	$348,229

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2018	value	gains	losses	cost
U.S. Government agency	$68,409	$—	$(2,072)	$70,481
State and municipal	66,313	195	(464)	66,582
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	125,913	79	(4,251)	130,085
Collateralized mortgage obligations (CMOs)	75,491	87	(2,549)	77,953
Pooled trust preferred	116	—	(6)	122
Corporate debt	7,979	33	(80)	8,026
Total investment debt securities available-for-sale	$344,221	$394	$(9,422)	$353,249

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2019 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

June 30, 2019	Fair value	Amortized cost
Due in one year or less	$10,069	$10,051
Due after one year through five years	270,673	271,831
Due after five years through ten years	41,475	41,297
Due after ten years	25,511	25,050
Total investment debt securities available-for-sale	$347,728	$348,229

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from sales of investment securities available-for-sale were approximately $9,591,000 and $1,756,000 for the three months ended June 30, 2019 and 2018, respectively.   Proceeds from sales of investment securities available-for-sale were approximately $20,783,000 and $4,159,000 for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019 and December 31, 2018, investment securities available-for-sale totaling approximately $202,175,000 and $194,573,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

The following table presents information related to the Company’s gains and losses on the sales of securities available-for-sale, and losses recognized for the other-than-temporary impairment (“OTTI”) of these investments. Gains and losses on available-for-sale  securities are computed on the specific identification method and included in non-interest income. Gross realized losses on debt securities are net of other-than-temporary impairment charges:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross realized gains	$16	$4	$36	$25
Gross realized losses	(16)	—	(75)	(22)
Other-than-temporary impairment	—	—	—	—
Total net gains (losses) on AFS securities	$—	$4	$(39)	$3

The tax expense applicable to the net realized (losses)/gains for the three-month periods ended June 30, 2019 and 2018 was $0 and $1,000, respectively. The tax applicable to the net realized (losses)/gains for the six-month periods ended June 30, 2019 and 2018 were a benefit of $8,000 and an expense of $1,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income.  No credit impairments were recognized on debt securities during first six months ended June 30, 2019 and 2018, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	securities	value	losses	value	losses	value	losses
U.S. Treasury	2	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	47,769	(226)	47,769	(226)
State and municipal	6	1,123	(12)	1,308	(14)	2,431	(26)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	93	7,100	(35)	97,546	(1,147)	104,646	(1,182)
Collateralized mortgage obligations (CMOs)	60	—	—	49,344	(675)	49,344	(675)
Pooled trust preferred	1	—	—	108	(13)	108	(13)
Corporate debt	4	—	—	4,006	(12)	4,006	(12)
Total	201	$8,223	$(47)	$200,081	$(2,087)	$208,304	$(2,134)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	securities	value	losses	value	losses	value	losses
U.S. Government agency	51	$—	$—	$68,409	$(2,072)	$68,409	$(2,072)
State and municipal	81	21,657	(204)	10,558	(260)	32,215	(464)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	111	12,561	(91)	108,802	(4,160)	121,363	(4,251)
Collateralized mortgage obligations (CMOs)	73	433	(1)	62,467	(2,548)	62,900	(2,549)
Pooled trust preferred	1	—	—	116	(6)	116	(6)
Corporate debt	4	—	—	3,947	(80)	3,947	(80)
Total	321	$34,651	$(296)	$254,299	$(9,126)	$288,950	$(9,422)

Management evaluates debt securities, which are comprised of U.S Treasury securities, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2019 in U.S. Treasury securities, U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of June 30, 2019. This security has a total amortized cost of approximately $121,000 and a fair value of $108,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

Equity Securities

The Company’s investment in equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At June 30, 2019 and December 31, 2018, the Company had $6,898,000 and $9,421,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,

	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$179	$85	$1,200	$(75)
Less: Net gains recognized during the period on equity securities sold during the period	584	44	629	130
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(405)	$41	$571	$(205)

Tax expense applicable to the net realized gains for the three months ended June 30, 2019 and June 30, 2018 was $52,000 and $25,000, respectively.  Tax applicable to the net realized gains (losses) for the six months ended June 30, 2019 were an expense of $347,000 and for the six months ended June 30, 2018 a benefit of $22,000. Proceeds from sales of investment equity securities were approximately $4,162,000 and $678,000 for the three months ended June 30, 2019 and 2018, respectively.  Proceeds from sales of investment equity securities were approximately $4,520,000 and $1,390,000 for the six months ended June 30, 2019 and 2018, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $1,860,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at June 30, 2019. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of June 30, 2019, there was no OTTI associated with these shares.

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

Major classes of loans are as follows:

	June 30,	December 31,
	2019	2018
Commercial:
Commercial and industrial	$156,307	$162,452
Construction	61,323	50,135
Secured by commercial real estate	329,900	308,590
Secured by residential real estate	71,153	68,581
State and political subdivisions	50,184	43,737
Retail:
1-4 family residential mortgages	67,008	67,453
Home equity loans and lines	74,781	77,475
Consumer	6,717	6,785
Total loans	817,373	785,208
Net unearned costs	220	240
Loans receivable	$817,593	$785,448

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At June 30, 2019 and December 31, 2018, overdrafts were approximately $132,000 and $183,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2019, there was a concentration of loans to lessors of residential buildings and dwellings of 16.2% of total loans and to lessors of nonresidential buildings of 18.7% of total loans,

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compared with 15.8% and 18.1% of total loans, respectively, at December 31, 2018.  These concentrations were primarily within the commercial real estate categories.

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

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans includes the borrower’s accounts receivable, inventory and machinery and equipment. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the eastern Pennsylvania market area at conservative loan-to-value ratios and often backed by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale or lease of the subject property. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.

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

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to all loans in the portfolio at the time the loan is originated. Loans with risk ratings of one through five are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of six are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of seven through ten are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Company’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2019 and December 31, 2018:

June 30, 2019	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$152,617	$—	$3,690	$—	$156,307
Construction	61,323	—	—	—	61,323
Secured by commercial real estate	322,077	505	7,318	—	329,900
Secured by residential real estate	69,589	—	1,564	—	71,153
State and political subdivisions	50,184	—	—	—	50,184
Total	$655,790	$505	$12,572	$—	$668,867

December 31, 2018	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$155,219	$82	$7,151	$—	$162,452
Construction	50,135	—	—	—	50,135
Secured by commercial real estate	297,713	1,259	9,618	—	308,590
Secured by residential real estate	66,838	173	1,570	—	68,581
State and political subdivisions	43,737	—	—	—	43,737
Total	$613,642	$1,514	$18,339	$—	$633,495

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2019 and December 31, 2018:

June 30, 2019	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$66,441	$567	$67,008
Home equity loans and lines	74,555	226	74,781
Consumer	6,613	104	6,717
Total	$147,609	$897	$148,506

December 31, 2018	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$66,513	$940	$67,453
Home equity loans and lines	77,309	166	77,475
Consumer	6,659	126	6,785
Total	$150,481	$1,232	$151,713

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018:

June 30, 2019	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$87	$205	$2,126	$2,418	$153,889	$156,307
Construction	—	—	—	—	61,323	61,323
Secured by commercial real estate	366	309	1,811	2,486	327,414	329,900
Secured by residential real estate	—	168	399	567	70,586	71,153
State and political subdivisions	—	—	—	—	50,184	50,184
Retail:
1-4 family residential mortgages	—	393	455	848	66,160	67,008
Home equity loans and lines	157	70	137	364	74,417	74,781
Consumer	23	29	—	52	6,665	6,717
Total	$633	$1,174	$4,928	$6,735	$810,638	$817,373

December 31, 2018	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$94	$141	$1,372	$1,607	$160,845	$162,452
Construction	—	—	—	—	50,135	50,135
Secured by commercial real estate	305	1,029	638	1,972	306,618	308,590
Secured by residential real estate	24	352	291	667	67,914	68,581
State and political subdivisions	—	—	—	—	43,737	43,737
Retail:
1-4 family residential mortgages	544	245	476	1,265	66,188	67,453
Home equity loans and lines	82	205	61	348	77,127	77,475
Consumer	23	35	24	82	6,703	6,785
Total	$1,072	$2,007	$2,862	$5,941	$779,267	$785,208

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2019 and December 31, 2018:

June 30, 2019	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,598
Construction	—	—
Secured by commercial real estate	—	2,057
Secured by residential real estate	—	1,116
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	567
Home equity loans and lines	—	226
Consumer	—	104
Total	$—	$7,668

December 31, 2018	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,179
Construction	—	—
Secured by commercial real estate	—	1,965
Secured by residential real estate	—	1,102
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	940
Home equity loans and lines	—	166
Consumer	—	126
Total	$—	$7,478

Activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 are as follows:

Three months ended June 30, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,083	$208	$—	$11	$3,302
Construction	602	73	—	—	675
Secured by commercial real estate	2,829	84	—	—	2,913
Secured by residential real estate	743	(58)	(5)	42	722
State and political subdivisions	190	11	—	—	201
Retail:
1-4 family residential mortgages	500	(67)	—	—	433
Home equity loans and lines	341	(56)	(1)	10	294
Consumer	166	80	(67)	9	188
Unallocated	561	(125)	N/A	N/A	436
Total	$9,015	$150	$(73)	$72	$9,164

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended June 30, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,829	$4	$—	$7	$2,840
Construction	557	16	—	—	573
Secured by commercial real estate	2,431	278	—	1	2,710
Secured by residential real estate	835	(72)	—	18	781
State and political subdivisions	121	69	—	—	190
Retail:
1-4 family residential mortgages	512	(3)	—	—	509
Home equity loans and lines	381	(27)	(44)	1	311
Consumer	61	21	(23)	8	67
Unallocated	310	(99)	N/A	N/A	211
Total	$8,037	$187	$(67)	$35	$8,192

Six months ended June 30, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,092	$192	$—	$18	$3,302
Construction	551	124	—	—	675
Secured by commercial real estate	2,824	89	—	—	2,913
Secured by residential real estate	754	(59)	(36)	63	722
State and political subdivisions	153	48	—	—	201
Retail:					—
1-4 family residential mortgages	497	(64)	—	—	433
Home equity loans and lines	338	(38)	(17)	11	294
Consumer	164	108	(102)	18	188
Unallocated	461	(25)	N/A	N/A	436
Total	$8,834	$375	$(155)	$110	$9,164

Six months ended June 30, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,711	$107	$—	$22	$2,840
Construction	563	10	—	—	573
Secured by commercial real estate	2,410	298	—	2	2,710
Secured by residential real estate	816	(55)	—	20	781
State and political subdivisions	114	76	—	—	190
Retail:
1-4 family residential mortgages	444	65	—	—	509
Home equity loans and lines	357	(7)	(44)	5	311
Consumer	57	39	(49)	20	67
Unallocated	369	(158)	N/A	N/A	211
Total	$7,841	$375	$(93)	$69	$8,192

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired or are classified as a troubled debt restructuring or on non-accrual.

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $2,009,000 and $2,160,000 as of June 30, 2019 and December 31, 2018, respectively. Non-performing TDRs totaled $1,210,000 and $1,317,000 as of June 30, 2019 and December 31, 2018, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	June 30, 2019		December 31, 2018
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,825	$—	$2,513	$—
TDRs with an allowance recorded	394	387	964	411
Total	$3,219	$387	$3,477	$411

There were no newly identified TDR during the six months ended June 30, 2019.  As of June 30, 2019 and December 31, 2018, QNB had no commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were $5,000 in net charge-offs during the three and six months ended June 30, 2019, and no charge-offs during the three and six months ended June 30, 2018, resulting from loans previously modified as TDRs.

The following tables present loans, by loan class, modified as TDRs during the three and six months ended June 30, 2019 and 2018. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and as of the period end indicated.

Three months ended June 30,	2019			2018
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	—	$—	$—	—	$—	$—
Total	—	$—	$—	—	$—	$—

Six months ended June 30,	2019			2018
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	—	$—	$—	1	$47	$47
Total	—	$—	$—	1	$47	$47

There were no loans modified as TDRs within 12 months prior to June 30, 2019 and 2018 for which there was a payment default (60 days or more past due) during the six months ended June 30, 2019 and 2018.

The Company has five mortgage loans secured by residential real estate for which foreclosure proceedings are in process at June 30, 2019. The total recorded investment is $662,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at June 30, 2019 and December 31, 2018 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2019	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,302	$1,952	$1,350	$156,307	$3,598	$152,709
Construction	675	—	675	61,323	—	61,323
Secured by commercial real estate	2,913	139	2,774	329,900	3,476	326,424
Secured by residential real estate	722	72	650	71,153	1,733	69,420
State and political subdivisions	201	—	201	50,184	—	50,184
Retail:
1-4 family residential mortgages	433	3	430	67,008	892	66,116
Home equity loans and lines	294	—	294	74,781	165	74,616
Consumer	188	—	188	6,717	73	6,644
Unallocated	436	N/A	N/A	N/A	N/A	N/A
Total	$9,164	$2,166	$6,562	$817,373	$9,937	$807,436

	Allowance for Loan Losses			Loans Receivable
December 31, 2018	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,092	$1,461	$1,631	$162,452	$7,128	$155,324
Construction	551	—	551	50,135	—	50,135
Secured by commercial real estate	2,824	101	2,723	308,590	6,083	302,507
Secured by residential real estate	754	97	657	68,581	1,740	66,841
State and political subdivisions	153	—	153	43,737	—	43,737
Retail:
1-4 family residential mortgages	497	—	497	67,453	1,268	66,185
Home equity loans and lines	338	5	333	77,475	186	77,289
Consumer	164	—	164	6,785	77	6,708
Unallocated	461	N/A	N/A	N/A	N/A	N/A
Total	$8,834	$1,664	$6,709	$785,208	$16,482	$768,726

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarize additional information, in regards to impaired loans by loan portfolio class, as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$681	$822		$4,243	$4,525
Construction	—	—		—	—
Secured by commercial real estate	2,194	2,827		5,012	5,577
Secured by residential real estate	1,462	1,639		1,023	1,140
Retail:
1-4 family residential mortgages	735	763		1,268	1,357
Home equity loans and lines	165	271		140	190
Consumer	73	82		77	84
Total	$5,310	$6,404		$11,763	$12,873

With an allowance recorded:
Commercial:
Commercial and industrial	$2,917	$4,247	$1,952	$2,885	$4,128	$1,461
Construction	—	—	—	—	—	—
Secured by commercial real estate	1,282	1,311	139	1,071	1,095	101
Secured by residential real estate	271	311	72	717	773	97
Retail:
1-4 family residential mortgages	157	162	3	—	—	—
Home equity loans and lines	—	—	—	46	46	5
Consumer	—	—	—	—	—	—
Total	$4,627	$6,031	$2,166	$4,719	$6,042	$1,664

Total:
Commercial:
Commercial and industrial	$3,598	$5,069	$1,952	$7,128	$8,653	$1,461
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,476	4,138	139	6,083	6,672	101
Secured by residential real estate	1,733	1,950	72	1,740	1,913	97
Retail:
1-4 family residential mortgages	892	925	3	1,268	1,357	—
Home equity loans and lines	165	271	—	186	236	5
Consumer	73	82	—	77	84	—
Total	$9,937	$12,435	$2,166	$16,482	$18,915	$1,664

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

Six Months Ended June 30,	2019		2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$3,953	$4	$6,208	$121
Construction	—	—	—	—
Secured by commercial real estate	4,855	68	3,752	49
Secured by residential real estate	1,746	20	1,696	9
Retail:
1-4 family residential mortgages	1,101	6	1,222	6
Home equity loans and lines	156	—	186	1
Consumer	75	—	83	—
Total	$11,886	$98	$13,147	$186

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (fair values are not adjusted for transaction costs). ASC 820 also establishes a framework (fair value hierarchy) for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2019:

June 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Equity securities	$6,898	$—	$—	$6,898
Available-for-sale securities:
U.S. Treasury securities	—	3,467	—	3,467
U.S. Government agency securities	—	67,773	—	67,773
State and municipal securities	—	53,587	—	53,587
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	136,652	—	136,652
Collateralized mortgage obligations (CMOs)	—	78,009	—	78,009
Pooled trust preferred securities	—	—	108	108
Corporate debt securities	—	8,132	—	8,132
Total debt securities available-for-sale	—	347,620	108	347,728
Total recurring fair value measurements	$6,898	$347,620	$108	$354,626

Nonrecurring fair value measurements
Impaired loans	$—	$—	$2,461	$2,461
Mortgage servicing rights	—	—	8	8
Total nonrecurring fair value measurements	$—	$—	$2,469	$2,469

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three or six months ended June 30, 2019. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or six-month period ended June 30, 2019.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2019	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,927	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10.0% to -25.0%
				Liquidation expenses	(3)	-10.0%
Impaired loans	534	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-30.0% to -100.0%
Mortgage servicing rights	8	Discounted cash flow		Remaining term		1 - 26 years
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2018	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,632	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20.0% to -90.0%
				Liquidation expenses	(3)	-10.0%
Impaired loans	1,415	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25.0% to -100.0%
Impaired loans	8	Used commercial vehicle guides		Guide value discounts	(4)	-10%
Mortgage servicing rights	5	Discounted cash flow		Remaining term		2 to 26 years
				Discount rate		12.0% to 12.5%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2019 and 2018:

	Fair value measurements using significant unobservable inputs (Level 3)
	2019	2018
Balance, January 1,	$116	$215
Payments received	(1)	(119)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	(7)	22
Transfers in and/or out of Level 3	—	—
Balance, June 30,	$108	$118

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at June 30, 2019 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2019;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s four underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.81% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2019 and December 31, 2018:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost):  The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities (carried at fair value):  The fair value of securities are primarily determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Off-balance-sheet instruments (disclosed at cost):  The fair values for QNB’s off-balance sheet instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2019	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$14,068	$14,068	$14,068	$—	$—
Investment securities:
Equities	6,898	6,898	6,898	—	—
Available-for-sale	347,728	347,728	—	347,620	108
Restricted investment in stocks	1,872	1,872	—	1,872	—
Net loans	808,429	824,020	—	—	824,020
Mortgage servicing rights	440	556	—	—	556
Accrued interest receivable	3,962	3,962	—	3,962	—

Financial liabilities
Deposits with no stated maturities	$796,350	$796,350	$796,350	$—	$—
Deposits with stated maturities	234,311	234,083	—	234,083	—
Short-term borrowings	59,048	59,048	59,048	—	—
Accrued interest payable	599	599	—	599	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	60	—	60	—

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

A summary of the Company's financial instrument commitments is as follows:

	June 30,	December 31,
	2019	2018
Commitments to extend credit and unused lines of credit	$282,695	$266,021
Standby letters of credit	16,815	17,269
Total financial instrument commitments	$299,510	$283,290

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $15,746,000 will expire

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

11. REGULATORY RESTRICTIONS

Dividends payable by QNB Corp. and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under Federal and Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including QNB Corp., unless such loans are collateralized by specific obligations.

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2019, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$125,490	13.42%	$74,826	8.00%	$93,533	10.00%
Bank	114,572	12.53	73,163	8.00	91,454	10.00

Tier I capital (to risk-weighted assets):
The Company	116,253	12.43	56,120	6.00	56,120	6.00
Bank	105,335	11.52	54,872	6.00	73,163	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	116,253	12.43	42,090	4.50	N/A	N/A
Bank	105,335	11.52	41,154	4.50	59,445	6.50

Tier I capital (to average assets):
The Company	116,253	9.67	48,095	4.00	N/A	N/A
Bank	105,335	8.84	47,667	4.00	59,584	5.00

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$120,379	13.21%	$72,910	8.00%	$91,137	10.00%
Bank	110,508	12.52	70,619	8.00	88,273	10.00

Tier I capital (to risk-weighted assets):
The Company	111,472	12.23	54,682	6.00	54,682	6.00
Bank	101,601	11.51	52,964	6.00	70,619	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	111,472	12.23	41,012	4.50	N/A	N/A
Bank	101,601	11.51	39,723	4.50	57,378	6.50

Tier I capital (to average assets):
The Company	111,472	9.40	47,458	4.00	N/A	N/A
Bank	101,601	8.64	47,045	4.00	58,807	5.00

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
•

Sales of checks to depositors are commissions earned from a third-party who provides checks to QNB’s customers.  There is a pre-paid incentive with the third party which is recognized over the term of the contract.  Other commissions on the sales of checks are recorded weekly.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2018 Form 10-K, could affect the future financial results of QNB Corp. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned and foreclosed assets, other-than-temporary impairments on investment securities, the valuation of deferred tax assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the three or six months ended June 30, 2019 and 2018, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three or six months ended June 30, 2019 or 2018, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2019 of $3,143,000, or $0.90 per share on a diluted basis, compared to net income of $2,862,000, or $0.82 per share on a diluted basis, for the same period in 2018. For the six-month period ended June 30, 2019, QNB reported net income of $6,522,000, or $1.86 per share on a diluted basis, compared to net income of $5,797,000, or $1.67 per share on a diluted basis, for the same period in 2018.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.05% and 10.91%, respectively, for the quarter ended June 30, 2019 compared with 0.98% and 10.70%, respectively, for the quarter ended June 30, 2018.   For the six months ended June 30, 2019, the annualized rate of return on average assets and average shareholders’ equity was 1.10% and 11.49%, respectively, compared with 1.00% and 11.02%, for the same period in 2018.

Total assets as of June 30, 2019 were $1,212,005,000, compared with $1,175,452,000 at December 31, 2018. Loans receivable at June 30, 2019 were $817,593,000, compared with $785,448,000 at December 31, 2018, an increase of $32,145,000, or 4.1%, with commercial lending as the largest contributor to the growth. Total deposits of $1,030,661,000 at June 30, 2019 increased $15,063,000, or 1.5%, compared with total deposits of $1,015,598,000 at December 31, 2018.

Results for the three and six months ended June 30, 2019 include the following significant components:

•	Net interest income increased $411,000, or 4.7%, to $9,111,000 and $456,000, or 2.6%, to $17,947,000 for the three and six months ended June 30, 2019, respectively.
•	Net interest margin on a tax-equivalent basis increased five basis points for the quarter and one basis point year-to-date, to 3.20% and 3.19%, respectively.
•	QNB recorded $150,000 in provision for loan losses for the quarter and $375,000 for the six months ended June 30, 2019, compared with $187,000 and $375,000 for the same periods in 2018, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•	Non-interest income increased $200,000, or 13.8%, to $1,654,000 for the second quarter and $1,442,000, or 57.2%, for the six months ended June 30, 2019 compared with the same periods in 2018.
•

Non-interest expense increased $260,000, or 4.0%, to $6,793,000 for the second quarter and $806,000, or 6.3%, to $13,517,000 for the six months ended June 30, 2019, compared to the same periods in 2018.

•

Total non-performing loans were $9,677,000, or 1.18% of loans receivable at June 30, 2019, compared to $9,638,000, or 1.23% of loans receivable at December 31, 2018. Loans on non-accrual status were $7,668,000 at June 30, 2019 compared with $7,478,000 at December 31, 2018. Net charge-offs for the six months ended June 30, 2019 were $45,000, compared with $24,000 for the same period in 2018.

These items, as well as others, will be explained more thoroughly in the next sections.

NET INTEREST INCOME

QNB earns its net income primarily through the Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. Management seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total interest income	$11,712	$10,562	$23,001	$21,071
Total interest expense	2,601	1,862	5,054	3,580
Net interest income	9,111	8,700	17,947	17,491
Tax-equivalent adjustment	196	201	393	402
Net interest income (fully taxable-equivalent)	$9,307	$8,901	$18,340	$17,893

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury	$1,935	2.51%	$12	$—	0.00%	$—
U.S. Government agencies	71,972	1.83	329	72,476	1.79	324
State and municipal	53,791	3.60	484	71,528	3.26	584
Mortgage-backed and CMOs	213,688	2.22	1,186	212,076	2.12	1,124
Pooled trust preferred securities	122	4.95	1	123	4.53	2
Corporate debt securities	8,020	3.76	75	6,538	2.39	39
Equities	8,308	3.16	65	10,109	2.87	72
Total investment securities	357,836	2.41	2,152	372,850	2.30	2,145
Loans:
Commercial real estate	460,836	4.85	5,575	427,120	4.61	4,904
Residential real estate	67,168	3.98	669	60,830	3.82	580
Home equity loans	68,254	4.72	803	66,298	4.46	736
Commercial and industrial	154,000	5.63	2,161	155,505	4.98	1,930
Consumer loans	6,886	6.06	104	7,105	5.95	106
Tax-exempt loans	48,429	3.41	411	40,686	3.21	325
Total loans, net of unearned income*	805,573	4.84	9,723	757,544	4.54	8,581
Other earning assets	2,945	4.51	33	2,890	5.12	37
Total earning assets	1,166,354	4.10	11,908	1,133,284	3.81	10,763
Cash and due from banks	12,815			11,657
Allowance for loan losses	(9,107)			(8,103)
Other assets	32,344			29,545
Total assets	$1,202,406			$1,166,383

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$213,308	0.48%	258	$186,532	0.23%	108
Municipals	104,912	2.03	530	99,001	1.33	328
Money market	93,890	0.97	227	77,903	0.32	62
Savings	241,445	0.66	397	263,365	0.56	369
Time	121,752	1.58	479	121,392	1.25	379
Time of $100,000 or more	107,585	1.91	514	105,353	1.58	415
Total interest-bearing deposits	882,892	1.09	2,405	853,546	0.78	1,661
Short-term borrowings	57,907	1.36	196	67,841	1.19	201
Total interest-bearing liabilities	940,799	1.11	2,601	921,387	0.81	1,862
Non-interest-bearing deposits	139,033			133,454
Other liabilities	7,023			4,241
Shareholders' equity	115,551			107,301
Total liabilities and shareholders' equity	$1,202,406			$1,166,383
Net interest rate spread		2.99%			3.00%
Margin/net interest income		3.20%	$9,307		3.15%	$8,901

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury	$973	2.51%	$12	$—	0.00%	$—
U.S. Government agencies	71,231	1.81	646	72,475	1.79	649
State and municipal	58,475	3.50	1,024	73,127	3.27	1,196
Mortgage-backed and CMOs	211,205	2.21	2,339	215,753	2.11	2,274
Pooled trust preferred securities	122	5.04	3	179	4.07	4
Corporate debt securities	8,022	3.77	151	7,290	2.30	84
Equities	9,203	3.06	139	9,231	2.91	133
Total investment securities	359,231	2.40	4,314	378,055	2.30	4,340
Loans:		—
Commercial real estate	452,524	4.82	10,822	424,032	4.65	9,768
Residential real estate	67,350	3.95	1,329	58,958	3.84	1,132
Home equity loans	68,805	4.73	1,613	66,253	4.35	1,430
Commercial and industrial	156,417	5.52	4,283	155,068	5.08	3,904
Consumer loans	6,901	6.13	210	7,010	5.89	205
Tax-exempt loans	45,720	3.37	763	39,567	3.23	634
Total loans, net of unearned income*	797,717	4.81	19,020	750,888	4.59	17,073
Other earning assets	2,595	4.66	60	4,223	2.86	60
Total earning assets	1,159,543	4.07	23,394	1,133,166	3.82	21,473
Cash and due from banks	12,235			11,486
Allowance for loan losses	(9,011)			(8,086)
Other assets	32,165			28,790
Total assets	$1,194,932			$1,165,356

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$210,876	0.47%	490	$183,323	0.22%	203
Municipals	98,965	2.02	991	100,775	1.21	607
Money market	100,736	1.03	512	79,938	0.30	120
Savings	244,612	0.66	805	261,266	0.54	699
Time	119,567	1.51	898	122,641	1.25	757
Time of $100,000 or more	105,473	1.86	972	106,555	1.54	814
Total interest-bearing deposits	880,229	1.07	4,668	854,498	0.76	3,200
Short-term borrowings	58,542	1.33	386	69,637	1.10	380
Total interest-bearing liabilities	938,771	1.09	5,054	924,135	0.78	3,580
Non-interest-bearing deposits	134,802			130,835
Other liabilities	6,925			4,313
Shareholders' equity	114,434			106,073
Total liabilities and shareholders' equity	$1,194,932			$1,165,356
Net interest rate spread		2.98%			3.04%
Margin/net interest income		3.19%	$18,340		3.18%	$17,893

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and six months ended June 30, 2019 and 2018.

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

	Three months ended			Six months ended
	June 30, 2019 compared			June 30, 2019 compared
	to June 30, 2018			to June 30, 2018
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury	$12	$—	$12	$12	$—	$12
U.S. Government agencies	5	(1)	6	(3)	(11)	8
State and municipal	(100)	(145)	45	(172)	(240)	68
Mortgage-backed and CMOs	62	9	53	65	(48)	113
Pooled trust preferred securities	(1)	(1)	—	(1)	(2)	1
Corporate debt securities	36	9	27	67	8	59
Equities	(7)	(13)	6	6	—	6
Total Investment securities (AFS & Equity)	7	(142)	149	(26)	(293)	267
Loans:
Commercial real estate	671	387	284	1,054	656	398
Residential real estate	89	61	28	197	162	35
Home equity loans	67	22	45	183	55	128
Commercial and industrial	231	(21)	252	379	31	348
Consumer loans	(2)	(4)	2	5	(3)	8
Tax-exempt loans	86	62	24	129	99	30
Total Loans	1,142	507	635	1,947	1,000	947
Other earning assets	(4)	—	(4)	—	(23)	23
Total interest income	1,145	365	780	1,921	684	1,237
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	150	16	134	287	31	256
Municipals	202	19	183	384	(12)	396
Money market	165	12	153	392	30	362
Savings	28	(31)	59	106	(44)	150
Time	100	2	98	141	(18)	159
Time of $100,000 or more	99	9	90	158	(9)	167
Total interest-bearing deposits	744	27	717	1,468	(22)	1,490
Short-term borrowings	(5)	(29)	24	6	(61)	67
Total interest expense	739	(2)	741	1,474	(83)	1,557
Net interest income	$406	$367	$39	$447	$767	$(320)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the second quarter of 2019 were $1,166,354,000, an increase of $33,070,000, or 2.9%, from the second quarter of 2018, with average loans increasing $48,029,000, or 6.3%, and average investment securities decreasing $15,014,000, or 4.0%, over the same period. Growth in the loan portfolio supports interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 69.1% for the second quarter of 2019, compared with 66.8% for the second quarter of 2018. On the funding side, average deposits increased $34,925,000, or 3.5%, to $1,021,925,000 for the second quarter of 2019 primarily due to growth in interest bearing demand and money market accounts.  Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the second quarter of 2019 decreased $9,934,000, to $57,907,000, which consisted of average commercial repurchase agreements of $39,311,000 and average overnight borrowings of

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$18,596,000.  For the same period in 2018, borrowings consisted of average commercial repurchase agreements of $37,484,000 and average overnight borrowings of $30,357,000.

The net interest margin for the second quarter of 2019 was 3.20% compared to 3.15%, for the same period in 2018.  While competition for quality loans in our local market continues to exert pressure on the net interest margin, increases in the prime rate during 2018 have provided increased interest income and competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,145,000, or 10.6%, to $11,908,000 for the second quarter of 2019; total interest expense increased $739,000, or 39.7%, to $2,601,000. Increased yield on earnings assets and growth in earning assets contributed to the increase in interest income.  All categories of interest-bearing deposits experienced higher rates in the second quarter of 2019 compared to second quarter of 2018, due to rate increases for municipal deposits indexed to Fed Funds, and a 10-basis point rate increase to the eSavings and Rewards checking products and a five- to ten-basis point increase in the top tiers of the Money Market product since June 30, 2018.

The yield on earning assets on a tax-equivalent basis increased 29 basis points from 3.81% for the second quarter of 2018, to 4.10% for the second quarter of 2019.  The cost of interest-bearing liabilities was 1.11% for the second quarter ended June 30, 2019, compared with 0.81% for the same period in 2018.

Interest income on investment securities (available-for-sale and equity) increased $7,000 when comparing the quarters ended June 30, 2019 and 2018.  The average yield on the investment portfolio was 2.41% for the second quarter of 2019 compared with 2.30% for the second quarter of 2018. Proceeds from sales, payments, calls and maturities, net of purchases, were utilized to grow the loan portfolio at higher yields than the investment portfolio with any excess funds reinvested in higher yielding investments.

Income on U.S. Treasury securities increased $12,000, due to volume as proceeds from sales of equities were invested in U.S. Treasuries.  Income on U.S. Government agency securities increased $5,000 as the rate increased four-basis points.

Interest income on tax-exempt municipal securities declined due to a $17,737,000 decrease in average balances.  This was partially offset by a 34-basis point increase in yield.  Proceeds from matured, called and sold municipal securities were invested in slightly higher yielding municipal securities and used to grow the loan portfolio.  Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years.

Interest income on mortgage-backed securities and CMOs increased $62,000 with a ten-basis point increase in average yield and a $1,612,000 increase in average balances.  This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Interest income on corporate debt securities increased $36,000 due to an increase in rate of 137 basis points and an increase in volume of $1,482,000.

Income on loans increased $1,142,000 to $9,723,000 when comparing the second quarters of 2019 and 2018, with a 6.3% growth in average balances contributing an increase in interest income of $507,000.  The yield on loans, at 4.84%, was 30 basis points higher than the second quarter of 2018, contributing to a $635,000 increase in interest income.   Despite increases in the prime rate in June, September and December of 2018, competitive pressures compressed the yields on new loans being originated. Mitigating competitive pricing, variable rate loans have repriced higher.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $671,000 when comparing the second quarters of 2019 and 2018, primarily due to the 7.9% increase in average balances. Average balances increased $33,716,000, to $460,836,000 for the quarter ended June 30, 2019 compared with the same quarter in 2018. The yield on commercial real estate loans increased 24 basis points from 4.61% in 2018 to 4.85% in 2019.

Income on commercial and industrial loans increased $231,000 when comparing the second quarters of 2019 and 2018. The average yield on these loans increased 66 basis points to 5.63% resulting in an increase in income of $252,000; this was partially offset by a

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

decrease in average balances of $1,505,000, or 1.0%, to $154,000,000 for the second quarter of 2019 resulting in a $21,000 decrease in income. Many of the loans in this category are indexed to the prime interest rate, which increased by 50 basis points since June 30, 2018.

Tax-exempt loan income was $411,000 for the second quarter of 2019, an increase of $86,000 from the same period in 2018.  Average balances increased $7,743,000, or 19.0%, to $48,429,000 for the second quarter of 2019, resulting in an increase of $62,000 in income.  The yield on municipal loans increased 20 basis points, to 3.41% for the second quarter of 2019, compared with the same period in 2018, resulting in an increase of $24,000 in interest income.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in overall retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $6,338,000, or 10.4%, to $67,168,000 for the second quarter of 2019 compared to the same period in 2018. Over this same timeframe, the average yield on the portfolio increased 16 basis points to 3.98% for the second quarter of 2019. The combined result was an increase in interest income of $89,000. Average home equity loans increased by $1,956,000, or 3.0%, to $68,254,000 and the average yield increased 26 basis points to 4.72% resulting in a combined increase in interest income of $67,000. The yield on the consumer portfolio increased 11 basis points to 6.06% for the second quarter of 2019 offset by a slight decrease in average balances resulting in a combined $2,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $739,000, when comparing the second quarter of 2019 to the same period in 2018.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, and money market deposits. Average non-interest-bearing demand accounts increased $5,579,000, or 4.2%, to $139,033,000 for the second quarter of 2019. QNB has been successful in increasing both personal and business checking accounts.  Average interest-bearing demand accounts increased $26,776,000, or 14.4%, to $213,308,000 for the second quarter of 2019. Interest expense on interest-bearing demand accounts increased $150,000 to $258,000 for the same period, as the average rate paid increased 25 basis points to 0.48% for the second quarter of 2019. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.35% on balances up to $25,000 and 0.40% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2019, the average balance in this product was $60,519,000 and the related interest expense was $101,000 for an average yield of 0.67%. In comparison, the average balance of the QNB-Rewards accounts for the second quarter of 2018 was $56,627,000 with a related interest expense of $85,000 and an average rate paid of 0.60%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts increased $202,000 to $530,000 for the second quarter of 2019. The average interest rate paid on municipal interest-bearing demand accounts increased 70 basis points to 2.03% for the second quarter of 2019 and average balances increased $5,911,000, or 6.0%, to $104,912,000.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $15,987,000, or 20.5%, to $93,890,000 for the second quarter of 2019 compared with the same period in 2018. Interest expense on money market accounts increased $165,000 to $227,000, and the average interest rate paid on money market accounts increased 65 basis points to 0.97% for the second quarter of 2019. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $28,000 when comparing the second quarter of 2019 to the second quarter of 2018, and the average rate increased 10 basis points to 0.66% when comparing both periods. When comparing these same periods, average savings accounts decreased $21,920,000, or 8.3%, to $241,445,000 for the second quarter of 2019 primarily due to decreases in the e-Savings product.  QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2019 of $170,291,000 compared to $190,063,000 in the same period of 2018.  The average yield paid on these accounts was 0.86% for the second quarter of 2019 and 0.71% for the same period in 2018. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $2,148,000 when comparing the second quarter of 2019 average to the same period in 2018.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on time deposits totaled $993,000 for the second quarter of 2019 compared to $794,000 in 2018. Average total time deposits increased $2,592,000 to $229,337,000 for the second quarter of 2019. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 34 basis points from 1.40% to 1.74% when comparing the second quarter of 2018 to the same period in 2019.

Approximately $130,351,000, or 56%, of time deposits at June 30, 2019 will mature over the next 12 months. The average rate paid on these time deposits is approximately 1.69%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings decreased $5,000 for the second quarter of 2019 to $196,000 when compared to the same period in 2018. When comparing these same periods, average balances decreased from $67,841,000 to $57,907,000 due to a decrease in average FHLB borrowings of $11,761,000, with a 63-basis point increase in rate, and an increase in repurchase agreement average balances of $1,827,000, with a rate increase of 24 basis points.

Net Interest Income and Net Interest Margin – Six-Month Comparison

For the six-month period ending June 30, 2019 average earning assets increased $26,377,000, or 2.3%, to $1,159,543,000, with average loans increasing 6.2% and average investment securities decreasing 5.0%. Average total deposits increased $29,698,000, or 3.0%, to $1,015,031,000 for the six-month period ended June 30, 2019 compared to the same period in 2018.  The net interest margin on a tax-equivalent basis was 3.19% for the six-month period ended June 30, 2019, a one-basis point increase from the same period in 2018.

Total interest income on a tax-equivalent basis increased $1,921,000, or 8.9%, from $21,473,000 to $23,394,000, when comparing the six-month periods ended June 30, 2018 and June 30, 2019 due to the additional interest income generated from the growth in earning assets combined with the impact of improved yields on those assets. Interest income increased $684,000 as a result of volume increases, and $1,237,000 as a result of better yields.  The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.82% to 4.07% for the six-month periods with the yield on loans up 22 basis points to 4.81%.  QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments increased 10 basis points from 2.30% to 2.40% when comparing the six-month periods.

Total interest expense increased $1,474,000 for the six-month period ended June 30, 2019 compared with the same period in 2018, attributable to the shift of deposits into higher-earning interest-bearing DDA, as well as rate increases in the eSavings, Rewards checking, and municipal deposits, which are correlated to changes in the Fed Funds target rate. The average rate paid on interest bearing deposits increased 31 basis points to 1.07% for the six-month period ended June 30, 2019 versus the first half of 2018. QNB  funded growth in loans with net proceeds from investments and growth in deposits; QNB was therefore able to reduce its short-term cash needs resulting in decreased Federal Home Loan Bank borrowings in the first half of 2019 compared with the same period in 2018.  The average balance of total short-term borrowing decreased $11,095,000 whereas the average borrowing rate increased 23 basis points resulting in a net increase in interest expense of $6,000. The yield on interest-bearing liabilities rose 31 basis points to 1.09% for the first half of 2019.

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

Based on this analysis, QNB recorded $150,000 and $375,000 in provision for loan losses in the three and six months ended June 30, 2019, respectively, compared with $187,000 and $375,000 for the same periods in 2018.  QNB's allowance for loan losses of $9,164,000 represents 1.12% of loans receivable at June 30, 2019 compared with an allowance for loan losses of $8,834,000, or 1.12% of loans receivable, at December 31, 2018, and $8,192,000, or 1.05% of loans receivable at June 30, 2018. Management believes the allowance for loan losses at June 30, 2019 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs were $1,000 and $45,000 compared for the three and six months ended June 30, 2019, respectively, to net charge-offs of $32,000 and $24,000 for the same periods in 2018.  Charge-offs of approximately $155,000 during the six months ended June 30, 2019 consisted of commercial loans secured by residential real estate of $36,000, overdraft charge-offs of $40,000, a home equity line of $16,000, student loans of $57,000 and other consumer loans of $6,000.  These were partially offset by $110,000 in recoveries comprising $94,000 in repayments from borrowers of previously charged-off credits, and $16,000 related to overdraft recoveries.  Annualized net charge-offs as a percentage of average loans receivable were 0% and 0.01% for the three and six months ended June 30, 2019, respectively, compared with annualized charge-offs as a percentage of average loans receivable were 0.02% and 0.01% for the same period in 2018, respectively.

Non-performing assets were $9,677,000 at June 30, 2019 compared to $9,638,000 as of December 31, 2018 and $7,987,000 as of June 30, 2018.  Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.18% of loans receivable at June 30, 2019 compared with 1.23% of loans receivable at December 31, 2018 and 1.02% at June 30, 2018.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At June 30, 2019, $2,172,000, or approximately 28% of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $12,572,000, a decrease of $5,767,000, or 31.4%, from the $18,339,000 reported at December 31, 2018 and a decrease of $5,627,000, or 30.9, from the $18,199,000 reported at June 30, 2018.

QNB had no loans past due 90 days or more and still accruing interest at June 30, 2019 or December 31, 2018, and $23,000 at June 30, 2018. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.82% of loans receivable at June 30, 2019 compared with 0.76% at December 31, 2018 and 0.59% at June 30, 2018.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $2,009,000 at June 30, 2019, compared with $2,160,000 at December 31, 2018, and $1,233,000 at June 30, 2018. There were no newly identified troubled debt restructuring in the six months ended June 30, 2019. QNB had no other real estate owned or repossessed assets as of June 30, 2019, December 31, 2018, or June 30, 2018.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2019	2018	2018
Non-accrual loans	$7,668	$7,478	$6,731
Loans past due 90 days or more and still accruing interest	—	—	23
Troubled debt restructured loans (not already included above)	2,009	2,160	1,233
Total non-performing loans	9,677	9,638	7,987
Total non-performing assets	$9,677	$9,638	$7,987

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$797,681	$766,692	$750,828
Total loans	817,593	785,448	779,886

Allowance for loan losses	9,164	8,834	8,192

Allowance for loan losses to:
Non-performing loans	94.70%	91.66%	102.57%
Total loans (excluding held-for-sale)	1.12%	1.12%	1.05%
Average total loans	1.15%	1.15%	1.09%

Non-performing loans / total loans (excluding held-for-sale)	1.18%	1.23%	1.02%
Non-performing assets / total assets	0.80%	0.82%	0.68%

An analysis of net loan recoveries for the three and six months ended June 30, 2019 compared to 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net charge-offs/(recoveries)	$1	$32	$45	$24

Net annualized charge-offs/(recoveries) to:
Total loans	0.00%	0.02%	0.01%	0.01%
Average total loans excluding held-for-sale	0.00%	0.02%	0.01%	0.01%
Allowance for loan losses	0.04%	1.57%	0.99%	0.59%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At June 30, 2019 and December 31, 2018, the recorded investment in loans for which impairment has been identified totaled $9,937,000 and $16,482,000 of which $5,310,000 and $11,763,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,627,000 and $4,719,000 at June 30, 2019 and December 31, 2018, respectively, and the related allowance for loan losses associated with these loans was $2,166,000 and $1,664,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net gain on sales of investment securities	$584	$48	$536	N/M	$590	$133	$457	N/M
Unrealized (loss) gain on investment equity securities	(405)	41	(446)	N/M	571	(205)	776	N/M
Fees for services to customers	422	408	14	3.4%	815	829	(14)	-1.7%
ATM and debit card	519	487	32	6.6	989	917	72	7.9
Retail brokerage and advisory	133	105	28	26.7	274	208	66	31.7
Bank-owned life insurance	70	69	1	1.4	138	137	1	0.7
Merchant	99	82	17	20.7	174	156	18	11.5
Net gain on sale of loans	28	37	(9)	(24.3)	49	44	5	11.4
Other	204	177	27	15.3	363	302	61	20.2
Total	$1,654	$1,454	$200	13.8%	$3,963	$2,521	$1,442	57.2%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2019 was $1,654,000, an increase of $200,000, compared to $1,454,000 for the second quarter of 2018. Excluding net gains and net unrealized gains (losses) on investment securities and the gain on sale of loans for both periods, total non-interest income was $1,447,000 and $1,328,000 for the quarters ended June 30, 2019 and 2018, respectively.

Net gains on sales investment securities increased $536,000 from $48,000 in second quarter of 2018 to $584,000 in second quarter of 2019.  Gain on investments are primarily derived from sale of equity securities.  Net gains on sales of equity securities were $584,000 for the second quarter of 2019 compared to $44,000 for the same period in 2018.  During the second quarter of 2019, unrealized losses of $405,000 were recorded compared to unrealized gains of $41,000 in the same period of 2018.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of loans decreased $9,000 when comparing the two periods.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Residential mortgage loans to be sold are identified at origination.  Proceeds from the sale of residential mortgages were $1,189,000 and $1,344,000 for the second quarters of 2019 and 2018, respectively.

Fees for services to customers increased $14,000, or 3.4%, to $422,000 for the second quarter of 2019, due primarily to an increase in net overdraft income.  ATM and debit card income increased $32,000, or 6.6%, to $519,000 for the second quarter of 2019, compared to the same period in 2018, due to increases in card-based transactions and expansion of checking account households.

QNB provides securities and advisory services under the name QNB Financial Services.  Retail brokerage and advisory fees increased $28,000, or 26.7%, to $133,000 for the second quarter of 2019 compared to the same period in 2018.   During 2018, there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction.  Advisory fees increased $32,000, or 41.6% comparing second quarters of 2019 and 2018, partially offset by a decline in transaction-based fees of $4,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other non-interest income increased $27,000, or 15.3%.  Other non-interest income includes a $58,000 deferred gain on the sale of a bank-financed other real estate owned property and $18,000 broker-dealer conversion cost reimbursement in the second quarter of 2019.    Other non-interest income for the second quarter of 2018 included a sales tax refund of $53,000.

Six-Month Comparison

Total non-interest income for the six-month periods ended June 30, 2019 and 2018 was $3,963,000 and $2,521,000, respectively, an increase of $1,442,000, or 57.2%. Excluding net gains and unrealized gain and losses on investment securities and loans for both periods total non-interest income was $2,753,000 and $2,549,000, respectively, an increase of $204,000.

Net investment securities gains increased $457,000 to $590,000 for the six months ended June 30, 2019 compared to $133,000 for the comparable six months in 2018. Market conditions in the equities market for the six months ended June 30, 2019 versus the same period in 2018 resulted in greater opportunities for profitable sales. Under ASU 2016-01, QNB recorded unrealized gains of $571,000 compared to unrealized losses of $205,000 on equity securities  for the six months ended June 30, 2019 and 2018, respectively.

Net gains on sales of loans increased to $49,000 from $44,000, when comparing the six months ended June 30, 2019 to the same period in 2018. Proceeds from the sale of residential mortgages were $1,864,000 and $1,949,000 for the six-month periods ended June 30, 2019 and 2018, respectively.

ATM and debit card and merchant income increased $72,000 and $18,000, respectively, for the first six months of 2019 compared to 2018, for reasons detailed in the quarterly comparison.

Retail brokerage and advisory increased $66,000, or 31.7%, to $274,000 for the six months ended June 30, 2019 compared to the same period in 2018; advisory fees increased $86,000, or 58.9% partially offset by a decline in transaction-based fees of $20,000.

Other non-interest income increased $61,000, or 20.2%.  Other non-interest income included a $58,000 deferred gain on the sale of a bank-financed other real estate owned property and $47,000 broker-dealer conversion cost reimbursement in the second quarter of 2019.    Other non-interest income for the second quarter of 2018 included a sales tax refund of $53,000.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Salaries and employee benefits	$3,790	$3,627	$163	4.5%	$7,571	$6,972	$599	8.6%
Net occupancy	506	448	58	12.9	1,011	919	92	10.0
Furniture and equipment	591	563	28	5.0	1,148	1,050	98	9.3
Marketing	263	221	42	19.0	500	531	(31)	(5.8)
Third-party services	446	506	(60)	(11.9)	886	916	(30)	(3.3)
Telephone, postage and supplies	152	173	(21)	(12.1)	351	354	(3)	(0.8)
State taxes	207	164	43	26.2	378	335	43	12.8
FDIC insurance premiums	135	146	(11)	(7.5)	265	321	(56)	(17.4)
Other	703	685	18	2.6	1,407	1,313	94	7.2
Total	$6,793	$6,533	$260	4.0%	$13,517	$12,711	$806	6.3%

Quarter to Quarter Comparison

Total non-interest expense was $6,793,000 for the second quarter of 2019, an increase of $260,000, or 4.0%, compared to the second quarter of 2018.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate.  Salaries and benefits expense increased $163,000, or 4.5%, to $3,790,000 when comparing the two quarters.  Salary expense and related payroll taxes increased

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$288,000, or 9.6%, to $3,277,000 during the second quarter 2019 compared to the same period in 2018.  Medical premiums, net of employee contributions decreased $161,000 to $223,000 when comparing the two quarters due to a reduction in medical claims.  Retirement plan expense and post-retirement life insurance benefit expense increased $27,000, and $14,000, respectively during the same period.

Net occupancy and furniture and equipment expenses increased $58,000, or 12.9%, and $28,000, or 5.0%, respectively.  This is due primarily to increased rent, building repairs and maintenance, depreciation of furniture and equipment and software maintenance expense of $19,000, $42,000, $36,000, and $25,000, respectively, offset in part by decreased software amortization, and equipment maintenance expense of $7,000 and $23,000, respectively, when comparing the two periods.  Marketing expense increased $42,000, or 19.0%, to $263,000 for the quarter ended June 30, 2019 due to the timing of sponsorships and donations.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased $60,000 when comparing the two periods, due primarily to reduced consulting fees. Telephone and postage and supplies expenses decreased $21,000, or 12.1%, due to usage.  State taxes increased $43,000 due to timing of tax credits received in 2019 versus 2019.   FDIC insurance premiums decreased $11,000, or 7.5%.  The FDIC assessment had included an assessment to pay the interest on FICO bonds since the 1990’s. FICO bonds were issued in the late 1980’s to recapitalize the former Federal Savings & Loan Insurance Corporation. The last of these bonds will mature in September 2019 and the last FICO assessment was collected on the March 29, 2019 assessment invoice.

Six-Month Comparison

Total non-interest expense was $13,517,000 for the six-month period ended June 30, 2019, an increase of $806,000, or 6.3%, compared to the six months ended June 30, 2018.

Salaries and benefits expense increased $599,000 to $7,571,000 for the six months ended June 30, 2019 compared to the same period in 2018, for the same reasons described in the quarter comparison. Salary and related payroll tax expense increased $563,000, or 9.6%, during the period, to $6,403,000 while medical premiums, net of employee contributions, decreased $26,000, to $607,000.

Net occupancy and furniture and equipment expense increased $190,000, or 9.6%, to $2,159,000, and third-party services decreased $30,000, or 3.3%, to $886,000 for the six months ended June 30, 2019, for the same reasons described in the quarter comparison.

Telephone, postage and supplies expenses decreased slightly in the first six months of 2019 compared to 2018, FDIC insurance premiums decreased $56,000 and marketing decreased $31,000, due to the reasons described in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2019, QNB’s net deferred tax asset was $1,528,000. The primary components of deferred taxes are deferred tax assets of $1,924,000 relating to the allowance for loan losses and $105,000 related to unrealized losses on available for sale securities. As of December 31, 2018, QNB’s net deferred tax asset was $3,724,000. The decrease in the balance of net deferred tax assets when comparing June 30, 2019 to December 31, 2018 is due to lower unrealized losses on available for sale securities.

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

Applicable income tax expense was $679,000 for the quarter and $1,496,000 for the six months ended June 30, 2019, compared to $572,000 and $1,129,000 for the same periods in 2018. The effective tax rate for second quarter and year-to-date 2019 was 17.8% and 18.7%, respectively, compared with 16.7% and 16.3% for the same periods in 2018.  The increase in effective tax rate in 2019 is due to the state income tax provision at the parent company related to the increase in realized gains on the equities portfolio and the reduction in tax-exempt net interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment.  Rate competition for quality loans is anticipated to continue through 2019. It is also anticipated that the rate competition for attracting and retaining deposits may continue in 2019, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at June 30, 2019 were $1,212,005,000 compared with $1,175,452,000 at December 31, 2018.  Cash and cash equivalents increased $610,000 from $13,458,000 at December 31, 2018 to $14,068,000 at June 30, 2019, due primarily to growth in deposit balances and paydowns of amortizing mortgage-backed securities during the six months ended June 30, 2019.

The composition of the investment portfolio is essentially unchanged since December 31, 2018; however, QNB traded out lower-yielding municipal bonds for higher yielding mortgage-backed bonds.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.  QNB owns one CDO in the form of a pooled trust preferred security, with a fair value of $108,000.  PreTSL IV represents the senior-most obligation of the trust.

Loans receivable grew $32,145,000, or 4.1%, with commercial loans increasing $35,372,000, or 5.6%, to $668,867,000 at June 30, 2019, compared with $633,495,000 at year-end 2018.  Retail loan balances at $148,506,000 declined $3,207,000 comparing June 30, 2019 to December 31, 2018.

Deposits grew $15,063,000, or 1.5%, from December 31, 2018 to June 30, 2019.  Non-interest-bearing demand deposits grew $20,976,000, or 16.3%, to $149,591,000 at June 30, 2019 compared with $128,615,000 at year-end 2018, primarily due to growth in business deposits and is partially offset by decreases in commercial sweep accounts in short-term borrowings.   Interest-bearing demand balances, excluding municipal deposits, grew $5,837,000, or 2.8%, to $216,788,000, with the commercial checking product providing the majority of the growth.  The $29,764,000 decline in savings was partially offset by growth in time deposits as balances were moved to higher-yielding accounts.  Total time deposits increased $10,523,000 from December 31, 2018 to June 30, 2019.  Municipal deposit balances increased $7,228,000, or 7.7%, to $100,929,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  It is anticipated that total deposits will decrease as tax money received from the local school districts during second and third quarters flows out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 16.1%, from $50,872,000 at December 31, 2018 to $59,048,000 at June 30, 2019. Commercial sweep accounts decreased $7,683,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by increases in business non-interest-bearing demand accounts.  Overnight borrowings from FHLB increased $15,859,000 to $19,724,000 supporting loan growth.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2019, the Bank had a maximum borrowing capacity with the FHLB of approximately $308,720,000, net of the $19,724,000 in overnight borrowings and a $350,000 letter of credit at June 30, 2019. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $51,000,000. At June 30, there were no outstanding borrowings under these lines.  During the six months ended June 30, 2019, the Bank borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $1,594,000 since December 31, 2018, totaling $368,694,000 at June 30, 2019. Growth in deposits since year-end 2018 has been used to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $202,175,000 and $194,573,000 of available-for-sale debt securities at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2019 was $115,878,000, or 9.56% of total assets, compared with shareholders' equity of $104,348,000, or 8.88% of total assets, at December 31, 2018. Shareholders’ equity at June 30, 2019 and December 31, 2018 included a negative adjustment of $396,000 and $7,132,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.59% and 9.43% at June 30, 2019 and December 31, 2018, respectively.

Average shareholders' equity and average total assets were $114,434,000 and $1,194,932,000 for the six months ended June 30, 2019, an increase of 7.9% and 2.5%, respectively, from the averages for the six months ended June 30, 2018. The ratio of average total equity to average total assets was 9.58% for the six months ended June 30, 2019 compared to 9.10% for the same period in 2018.

Retained earnings at June 30, 2019 were impacted by six months of net income totaling $6,522,000 partially offset by dividends declared and paid of $2,305,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $433,000 to capital during the six months ended June 30, 2019.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2019, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

The following table sets forth consolidated information for QNB:

	June 30,	December 31,
Capital Analysis	2019	2018
Regulatory Capital
Shareholders' equity	$115,878	$104,348
Net unrealized securities losses, net of tax	396	7,132
Deferred tax assets on net operating loss	(13)	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	116,253	111,472

Tier I capital	116,253	111,472
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	9,237	8,907
Total regulatory capital	$125,490	$120,379
Risk-weighted assets	$935,331	$911,374
Quarterly average assets for leverage capital purposes	$1,202,385	$1,186,448

	June 30,	December 31,
Capital Ratios	2019	2018
Common equity tier I capital / risk-weighted assets	12.43%	12.23%
Tier I capital / risk-weighted assets	12.43%	12.23%
Total regulatory capital / risk-weighted assets	13.42%	13.21%
Tier I capital / average assets (leverage ratio)	9.67%	9.40%

At June 30, 2019, common equity Tier I, Tier I capital, and total regulatory capital ratios increased from December 31, 2018, due to increased regulatory capital and improved credit quality.  The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2019.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2019 is liability sensitive. Management expects that market interest decline rates will in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2019 and 2018 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2019	2018
+300	-3.56%	-10.08%
+200	-1.98%	-6.60%
+100	-0.58%	-3.15%
-100	-3.30%	-0.02%
-200	-10.14%	-7.98%

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

QNB is not subject to foreign currency exchange or commodity price risk. At June 30, 2019, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

June 30, 2019

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended June 30, 2019. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2019 through April 30, 2019	—	—	—	42,117
May 1, 2019 through May 31, 2019	—	—	—	42,117
June 1, 2019 through June 30, 2019	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: August 7, 2019	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 7, 2019	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: August 7, 2019	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank