Form 10-Q
period 2019-09-30
QNB CORP
filed 2019-11-06
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
	QNBC	N/A

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, par value $0.625	3,507,556

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED September 30, 2019

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$19,709	$12,888
Interest-bearing deposits in banks	1,078	570
Total cash and cash equivalents	20,787	13,458
Investments:
Available-for-sale (amortized cost $360,472 and $353,249)	361,157	344,221
Equity securities (cost of $6,242 and $10,079)	5,850	9,421
Restricted investment in stocks	2,081	797
Loans held-for-sale	240	—
Loans receivable	830,556	785,448
Allowance for loan losses	(9,494)	(8,834)
Net loans	821,062	776,614
Bank-owned life insurance	11,406	11,192
Premises and equipment, net	14,842	9,918
Accrued interest receivable	3,276	2,852
Net deferred tax assets	1,471	3,724
Other assets	3,691	3,255
Total assets	$1,245,863	$1,175,452

Liabilities
Deposits
Demand, non-interest bearing	$150,944	$128,615
Interest-bearing demand	345,581	304,652
Money market	77,699	78,781
Savings	238,134	279,762
Time	122,155	117,569
Time of $100 or more	113,676	106,219
Total deposits	1,048,189	1,015,598
Short-term borrowings	69,945	50,872
Accrued interest payable	790	449
Other liabilities	7,954	4,185
Total liabilities	1,126,878	1,071,104

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,672,125 shares and 3,648,649
shares issued; 3,507,556 and 3,484,080 shares outstanding	2,295	2,280
Surplus	20,839	20,041
Retained earnings	97,787	91,635
Accumulated other comprehensive gain, net of tax	540	(7,132)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	118,985	104,348
Total liabilities and shareholders' equity	$1,245,863	$1,175,452

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$9,767	$8,869	$28,627	$25,808
Interest and dividends on investment securities (Available-for-sale & Equity):
Taxable	1,644	1,553	4,918	4,681
Tax-exempt	370	456	1,178	1,400
Interest on interest-bearing balances and other interest income	36	48	95	108
Total interest income	11,817	10,926	34,818	31,997

Interest expense
Interest on deposits
Interest-bearing demand	846	708	2,327	1,518
Money market	158	92	670	212
Savings	401	423	1,206	1,122
Time	507	403	1,405	1,160
Time of $100,000 or more	551	442	1,523	1,256
Interest on short-term borrowings	172	154	558	534
Total interest expense	2,635	2,222	7,689	5,802
Net interest income	9,182	8,704	27,129	26,195
Provision for loan losses	550	568	925	943
Net interest income after provision for loan losses	8,632	8,136	26,204	25,252

Non-interest income
Net gain on sales of investments available-for-sale and equity securities	973	181	1,563	314
Unrealized (loss) gain on investment equity securities	(305)	731	266	526
Fees for services to customers	432	419	1,247	1,248
ATM and debit card	533	476	1,522	1,393
Retail brokerage and advisory	145	96	419	304
Bank-owned life insurance	70	70	208	207
Merchant	87	85	261	241
Net gain on sale of loans	63	38	112	82
Other	146	131	509	433
Total non-interest income	2,144	2,227	6,107	4,748

Non-interest expense
Salaries and employee benefits	4,063	3,612	11,634	10,584
Net occupancy	500	472	1,511	1,391
Furniture and equipment	623	528	1,771	1,578
Marketing	285	167	785	698
Third party services	461	473	1,347	1,389
Telephone, postage and supplies	184	170	535	524
State taxes	171	203	549	538
FDIC insurance premiums	—	146	265	467
Other	668	614	2,075	1,927
Total non-interest expense	6,955	6,385	20,472	19,096
Income before income taxes	3,821	3,978	11,839	10,904
Provision for income taxes	731	767	2,227	1,896
Net income	$3,090	$3,211	$9,612	$9,008
Earnings per share - basic	$0.88	$0.93	$2.75	$2.60
Earnings per share - diluted	$0.88	$0.92	$2.75	$2.59
Cash dividends per share	$0.33	$0.32	$0.99	$0.96

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2019			2018
For the Three Months Ended September 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,821	$731	$3,090	$3,978	$767	$3,211
Other comprehensive income (loss) :
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	1,189	250	939	(1,770)	(372)	(1,398)
Reclassification adjustment for gains included in net income	(3)	—	(3)	—	—	—
Other comprehensive income (loss)	1,186	250	936	(1,770)	(372)	(1,398)
Total comprehensive income (loss)	$5,007	$981	$4,026	$2,208	$395	$1,813

For the Nine Months Ended September 30,	2019			2018
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,839	$2,227	$9,612	$10,904	$1,896	$9,008
Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	9,677	2,033	7,644	(8,033)	(1,687)	(6,346)
Reclassification adjustment for losses (gains) included in net income	36	8	28	(3)	(1)	(2)
Other comprehensive income (loss)	9,713	2,041	7,672	(8,036)	(1,688)	(6,348)
Total comprehensive income (loss)	$21,552	$4,268	$17,284	$2,868	$208	$2,660

Tax rate of 21% for 2019 and  2018

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three month ended September 30, 2019 and 2018

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2019	3,501,446	$2,291	$20,607	$95,852	$(396)	$(2,476)	$115,878
Net income		—	—	3,090	—	—	3,090
Other comprehensive income, net of tax		—	—	—	936	—	936
Cash dividends declared ($0.33 per share)		—	—	(1,155)	—	—	(1,155)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,860	4	201	—	—	—	205
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	250	—	7	—	—	—	7
Stock-based compensation expense		—	24	—	—	—	24
Balance, September 30, 2019	3,507,556	$2,295	$20,839	$97,787	$540	$(2,476)	$118,985

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2018	3,465,468	$2,269	$19,293	$88,319	$(9,587)	$(2,476)	$97,818
Net income		—	—	3,211	—	—	3,211
Other comprehensive loss, net of tax		—	—	—	(1,398)	—	(1,398)
Cash dividends declared ($0.32 per share)		—	—	(1,110)	—	—	(1,110)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,529	4	283	—	—	—	287
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	26	—	—	—	26
Balance, September 30, 2018	3,471,997	$2,273	$19,602	$90,420	$(10,985)	$(2,476)	$98,834

Nine months ended September 30, 2019 and 2018

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2019	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348
Net income		—	—	9,612	—	—	9,612
Other comprehensive income, net of tax		—	—	—	7,672	—	7,672
Cash dividends declared ($0.99 per share)		—	—	(3,460)	—	—	(3,460)
Stock issued in connection with dividend reinvestment and stock purchase plan	18,150	12	626	—	—	—	638
Stock issued for employee stock purchase plan	1,617	1	53	—	—	—	54
Stock issued for options exercised	3,709	2	35	—	—	—	37
Stock-based compensation expense		—	84	—	—	—	84
Balance, September 30, 2019	3,507,556	$2,295	$20,839	$97,787	$540	$(2,476)	$118,985

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2018	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570
Net income		—	—	9,008	—	—	9,008
Other comprehensive loss, net of tax		—	—	—	(6,348)	—	(6,348)
Cash dividends declared ($0.96 per share)		—	—	(3,322)	—	—	(3,322)
Equity securities fair value reclassification (1)				(254)	254		—
ASU 2018-02 stranded tax reclassification (2)				805	(805)		—
Stock issued in connection with dividend reinvestment and stock purchase plan	16,463	10	706	—	—	—	716
Stock issued for employee stock purchase plan	1,426	1	56	—	—	—	57
Stock issued for options exercised	6,000	4	65	—	—	—	69
Stock-based compensation expense		—	84	—	—	—	84
Balance, September 30, 2018	3,471,997	$2,273	$19,602	$90,420	$(10,985)	$(2,476)	$98,834
(1) Refer to Note 1, ASU 2016-01
(2) Refer to Note 1, ASU 2018-02

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Nine Months Ended September 30,	2019	2018
Operating Activities
Net income	$9,612	$9,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,277	684
Provision for loan losses	925	943
Net gain on sales of debt and equity securities	(1,563)	(314)
Net unrealized gain on equity securities	(266)	(526)
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	(58)	(1)
Net gain on sale of loans	(112)	(82)
Proceeds from sales of residential mortgages held-for-sale	4,043	3,297
Origination of residential mortgages held-for-sale	(4,171)	(3,369)
Increase in cash surrender value of bank-owned life insurance	(208)	(207)
Stock-based compensation expense	84	84
Deferred income tax provision	214	(2)
Net increase in income taxes payable	493	478
Net increase in accrued interest receivable	(424)	(569)
Amortization of mortgage servicing rights and change in valuation allowance	44	47
Net amortization of premiums and discounts on investment securities	1,117	1,093
Net increase in accrued interest payable	341	41
Operating lease payments	(431)	—
Increase in other assets	(837)	(371)
(Decrease) increase in other liabilities	(383)	596
Net cash provided by operating activities	9,697	10,830
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	43,455	33,760
Proceeds from the sale of investments available-for-sale	30,294	4,159
Proceeds from the sale of equity securities	10,924	2,720
Purchases of investments available-for-sale	(82,126)	(19,866)
Purchases of equity securities	(5,488)	(7,344)
Proceeds from redemption of investment in restricted stock	7,399	8,025
Purchases of restricted stock	(8,683)	(8,106)
Net increase in loans	(45,373)	(52,818)
Net purchases of premises and equipment	(1,761)	(2,014)
Proceeds from sales of other real estate owned and repossessed assets	58	1
Net cash used in investing activities	(51,301)	(41,483)
Financing Activities
Net increase (decrease) in non-interest bearing deposits	22,329	(1,123)
Net increase in interest-bearing deposits	10,262	31,740
Net increase in short-term borrowings	19,073	167
Cash dividends paid, net of reinvestment	(3,055)	(2,892)
Proceeds from issuance of common stock	324	412
Net cash provided by financing activities	48,933	28,304
Increase (decrease) in cash and cash equivalents	7,329	(2,349)
Cash and cash equivalents at beginning of year	13,458	16,331
Cash and cash equivalents at end of period	$20,787	$13,982
Supplemental Cash Flow Disclosures
Interest paid	$7,348	$5,761
Net income taxes paid	921	1,420
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	2,407	—

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2018 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

QNB applied the new standard to all new contracts initiated on or after the effective date; and, for contracts which have remaining obligations as of the effective date.  There was no adjustment needed to the opening balance of QNB’s retained earnings account at January 1, 2019.  The discount rates used in determining the initial value of the right of use assets were based on the FHLB Amortizing Fixed Loan Rate for the remaining term of each lease at January 1, 2019.  These rates ranged from 2.82% to 3.46%.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset.  QNB has renewed one operating lease and entered into two new operating leases during 2019.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended	September 30, 2019

Lease cost:
Operating lease cost	$449
Total lease cost	$449

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflows from operating leases	$(431)
Total cash paid for amounts included in the measurement of lease liabilities	$(431)

At implementation of new accounting guidance:
Right-of-use assets recorded for operating lease liabilities	$2,005

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,407

Weighted average remaining lease term:
Operating leases	14.0 years

Weighted average discount rate:
Operating leases	3.11%

A maturity analysis of the operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Operating Leases
October 2019 thru September 2020	$555
October 2020 thru September 2021	487
October 2021 thru September 2022	464
October 2022 thru September 2023	432
October 2023 thru September 2024	349
October 2024 and thereafter	3,320
Total undiscounted cashflows	5,607
Total discount on cashflows	(1,315)
Total lease liabilities	$4,292

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (CECL). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

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

On October 16, 2019, FASB adopted its August 15, 2019 proposal to delay the effective dates for certain smaller reporting companies for the implementation CECL. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, except for smaller reporting companies, whose effective date is effective for fiscal years , and interim periods with those fiscal years, beginning after December 15, 2022. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  QNB is evaluating the impact of this new standard on its consolidated financial statements.

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

Stock-based compensation expense was $24,000 and $26,000 for the three months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense was $84,000 and $84,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $143,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 29 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the 2005 Plan is determined by the Committee but shall not commence before the expiration of nine months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of September 30, 2019, there were 184,200 options granted, 65,850 options forfeited, 104,200 options exercised, and 14,150 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 98,200 options granted, 2,600 options forfeited, 250 options exercised and 93,350 options outstanding under the 2015 Plan as of September 30, 2019. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of assumptions.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Nine Months Ended September 30,	2019	2018
Risk free interest rate	2.52%	2.15%
Dividend yield	3.36%	1.24%
Volatility	16.44%	18.12%
Expected life (years)	4.17	4.20

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months of 2019 and 2018 was $3.96 and $5.29, respectively.

Stock option activity during the nine months ended September 30, 2019 and 2018 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	95,075	$35.11
Granted	24,700	38.15
Exercised	(8,775)	25.64
Forfeited	(1,500)	37.20
Outstanding at September 30, 2019	109,500	$36.53	2.34	$357
Exercisable at September 30, 2019	36,350	$29.95	0.72	$318

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2017	85,525	$30.94
Granted	25,000	43.60
Exercised	(10,000)	24.86
Forfeited	(1,600)	32.52
Outstanding at September 30, 2018	98,925	$34.73	2.74	$1,105
Exercisable at September 30, 2018	26,525	$27.46	0.90	$489

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share - net income	$3,090	$3,211	$9,612	$9,008
Denominator for basic earnings per share - weighted average shares outstanding	3,501,771	3,466,672	3,494,471	3,459,906
Effect of dilutive securities - employee stock options	6,546	22,389	7,036	21,083
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,508,317	3,489,061	3,501,507	3,480,989
Earnings per share - basic	$0.88	$0.93	$2.75	$2.60
Earnings per share - diluted	0.88	0.92	2.75	2.59

There were 73,150 and 25,000  stock options that were anti-dilutive for the three-month periods ended September 30, 2019 and 2018, respectively.  There were 73,150 and 25,000  stock options that were anti-dilutive for the nine-month periods ended September 30, 2019 and 2018, respectively.  These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was approved by the Board of Directors on January 21, 2008 and subsequently increased on  February 9, 2009 and has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Unrealized net holding gains (losses) on available-for-sale securities	$685	$(9,028)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other comprehensive income (loss)	685	(9,028)
Tax effect	(145)	1,896
Accumulated other comprehensive gain (loss), net of tax	$540	$(7,132)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income (loss)	2019	2018	Affected line item in statement of income
Unrealized net holding gains (losses) on available-for-sale securities	$3	$—	Unrealized net holding gains (losses) on investments available-for-sale
Other-than-temporary impairment gains (losses) on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	3	—
Tax effect	—	—	Provision for income taxes
Total reclass out of accumulated other comprehensive income (loss), net of tax	$3	$—	Net of tax

For the Nine Months Ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income (loss)	2019	2018	Affected line item in statement of income
Unrealized net holding (losses) gains on available-for-sale securities	$(36)	$3	Unrealized net holding gains (losses) on investments available-for-sale
Other-than-temporary impairment gains (losses) on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	(36)	3
Tax effect	8	(1)	Provision for income taxes
Total reclass out of accumulated other comprehensive (loss) income, net of tax	$(28)	$2	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2019 and December 31, 2018 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2019	value	gains	losses	cost
U.S. Treasury	$5,281	$—	$—	$5,281
U.S. Government agency	68,349	11	(166)	68,504
State and municipal	51,104	952	(16)	50,168
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	140,553	519	(727)	140,761
Collateralized mortgage obligations (CMOs)	87,652	446	(452)	87,658
Pooled trust preferred	78	—	(8)	86
Corporate debt	8,140	128	(2)	8,014
Total investment debt securities available-for-sale	$361,157	$2,056	$(1,371)	$360,472

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2018	value	gains	losses	cost
U.S. Government agency	$68,409	$—	$(2,072)	$70,481
State and municipal	66,313	195	(464)	66,582
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	125,913	79	(4,251)	130,085
Collateralized mortgage obligations (CMOs)	75,491	87	(2,549)	77,953
Pooled trust preferred	116	—	(6)	122
Corporate debt	7,979	33	(80)	8,026
Total investment debt securities available-for-sale	$344,221	$394	$(9,422)	$353,249

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2019 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

September 30, 2019	Fair value	Amortized cost
Due in one year or less	$16,843	$16,852
Due after one year through five years	285,518	285,896
Due after five years through ten years	35,097	34,598
Due after ten years	23,699	23,126
Total investment debt securities available-for-sale	$361,157	$360,472

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from sales of investment securities available-for-sale were approximately $9,511,000 and $0 for the three months ended September 30, 2019 and 2018, respectively.   Proceeds from sales of investment securities available-for-sale were approximately $30,294,000 and $4,159,000 for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019 and December 31, 2018, investment securities available-for-sale totaling approximately $202,638,000 and $194,573,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Gross realized gains	$28	$—	$64	$25
Gross realized losses	(25)	—	(100)	(22)
Other-than-temporary impairment	—	—	—	—
Total net gains (losses) on AFS securities	$3	$—	$(36)	$3

The tax expense applicable to the net realized (losses)/gains for the three-month periods ended September 30, 2019 and 2018 was $0 and $0, respectively. The tax applicable to the net realized (losses)/gains for the nine-month periods ended September 30, 2019 and 2018 were a benefit of $8,000 and an expense of $1,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income.  No credit impairments were recognized on debt securities during first nine months ended September 30, 2019 and 2018, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	securities	value	losses	value	losses	value	losses
U.S. Treasury	1	$—	$—	$—	$—	$—	$—
U.S. Government agency	36	23,450	(60)	22,393	(106)	45,843	(166)
State and municipal	4	1,383	(11)	516	(5)	1,899	(16)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	80	34,962	(111)	62,989	(616)	97,951	(727)
Collateralized mortgage obligations (CMOs)	57	12,709	(44)	30,862	(408)	43,571	(452)
Pooled trust preferred	1	—	—	78	(8)	78	(8)
Corporate debt	3	2,004	(2)	1,004	—	3,008	(2)
Total	182	$74,508	$(228)	$117,842	$(1,143)	$192,350	$(1,371)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	securities	value	losses	value	losses	value	losses
U.S. Government agency	51	$—	$—	$68,409	$(2,072)	$68,409	$(2,072)
State and municipal	81	21,657	(204)	10,558	(260)	32,215	(464)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	111	12,561	(91)	108,802	(4,160)	121,363	(4,251)
Collateralized mortgage obligations (CMOs)	73	433	(1)	62,467	(2,548)	62,900	(2,549)
Pooled trust preferred	1	—	—	116	(6)	116	(6)
Corporate debt	4	—	—	3,947	(80)	3,947	(80)
Total	321	$34,651	$(296)	$254,299	$(9,126)	$288,950	$(9,422)

Management evaluates debt securities, which are comprised of U.S Treasury securities, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2019 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of September 30, 2019. This security has a total amortized cost of approximately $86,000 and a fair value of $78,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

Equity Securities

The Company’s investment in equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At September 30, 2019 and December 31, 2018, the Company had $5,850,000 and $9,421,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018
Net gains recognized during the period on equity securities	$665	$912	$1,865	$837
Less: Net gains recognized during the period on equity securities sold during the period	970	181	1,599	311
Net unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(305)	$731	$266	$526

Tax expense applicable to the net gains recognized for the three months ended September 30, 2019 and September 30, 2018 was $192,000 and $263,000, respectively.  Tax applicable to the net gains recognized for the nine months ended September 30, 2019 and 2018 was $539,000 and $242,000, respectively. Proceeds from sales of investment equity securities were approximately $6,404,000 and $1,330,000 for the three months ended September 30, 2019 and 2018, respectively.  Proceeds from sales of investment equity securities were approximately $10,924,000 and $2,720,000 for the nine months ended September 30, 2019 and 2018, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $2,069,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at September 30, 2019. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of September 30, 2019, there was no OTTI associated with these shares.

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

Major classes of loans are as follows:

	September 30,	December 31,
	2019	2018
Commercial:
Commercial and industrial	$161,869	$162,452
Construction	53,450	50,135
Secured by commercial real estate	340,108	308,590
Secured by residential real estate	73,121	68,581
State and political subdivisions	54,684	43,737
Retail:
1-4 family residential mortgages	67,889	67,453
Home equity loans and lines	72,567	77,475
Consumer	6,637	6,785
Total loans	830,325	785,208
Net unearned costs	231	240
Loans receivable	$830,556	$785,448

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At September 30, 2019 and December 31, 2018, overdrafts were approximately $246,000 and $183,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2019, there was a concentration of loans to lessors of residential buildings and dwellings of 16.3% of total loans and to lessors of nonresidential buildings of 18.4% of

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

total loans, compared with 15.8% and 18.1% of total loans, respectively, at December 31, 2018.  These concentrations were primarily within the commercial real estate categories.

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

1	Excellent - no apparent risk
2	Good - minimal risk
3	Acceptable - lower risk
4	Acceptable - average risk

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5	Acceptable – higher risk
6	Pass watch
7	Special Mention - potential weaknesses
8	Substandard - well defined weaknesses
9	Doubtful - full collection unlikely
10	Loss - considered uncollectible

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2019 and December 31, 2018:

September 30, 2019	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$154,641	$—	$7,228	$—	$161,869
Construction	53,450	—	—	—	53,450
Secured by commercial real estate	331,291	500	8,317	—	340,108
Secured by residential real estate	71,681	—	1,440	—	73,121
State and political subdivisions	54,684	—	—	—	54,684
Total	$665,747	$500	$16,985	$—	$683,232

December 31, 2018	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$155,219	$82	$7,151	$—	$162,452
Construction	50,135	—	—	—	50,135
Secured by commercial real estate	297,713	1,259	9,618	—	308,590
Secured by residential real estate	66,838	173	1,570	—	68,581
State and political subdivisions	43,737	—	—	—	43,737
Total	$613,642	$1,514	$18,339	$—	$633,495

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2019 and December 31, 2018:

September 30, 2019	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$67,092	$797	$67,889
Home equity loans and lines	72,018	549	72,567
Consumer	6,554	83	6,637
Total	$145,664	$1,429	$147,093

December 31, 2018	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$66,513	$940	$67,453
Home equity loans and lines	77,309	166	77,475
Consumer	6,659	126	6,785
Total	$150,481	$1,232	$151,713

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018:

September 30, 2019	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$27	$265	$1,824	$2,116	$159,753	$161,869
Construction	—	—	—	—	53,450	53,450
Secured by commercial real estate	506	1,412	335	2,253	337,855	340,108
Secured by residential real estate	274	87	245	606	72,515	73,121
State and political subdivisions	—	—	—	—	54,684	54,684
Retail:
1-4 family residential mortgages	—	388	441	829	67,060	67,889
Home equity loans and lines	755	36	6	797	71,770	72,567
Consumer	24	11	—	35	6,602	6,637
Total	$1,586	$2,199	$2,851	$6,636	$823,689	$830,325

December 31, 2018	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$94	$141	$1,372	$1,607	$160,845	$162,452
Construction	—	—	—	—	50,135	50,135
Secured by commercial real estate	305	1,029	638	1,972	306,618	308,590
Secured by residential real estate	24	352	291	667	67,914	68,581
State and political subdivisions	—	—	—	—	43,737	43,737
Retail:
1-4 family residential mortgages	544	245	476	1,265	66,188	67,453
Home equity loans and lines	82	205	61	348	77,127	77,475
Consumer	23	35	24	82	6,703	6,785
Total	$1,072	$2,007	$2,862	$5,941	$779,267	$785,208

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2019 and December 31, 2018:

September 30, 2019	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$6,498
Construction	—	—
Secured by commercial real estate	—	3,498
Secured by residential real estate	—	1,019
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	797
Home equity loans and lines	—	550
Consumer	—	83
Total	$—	$12,445

December 31, 2018	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,179
Construction	—	—
Secured by commercial real estate	—	1,965
Secured by residential real estate	—	1,102
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	940
Home equity loans and lines	—	166
Consumer	—	126
Total	$—	$7,478

Activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 are as follows:

For the Three Months Ended September 30, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,302	$844	$(207)	$8	$3,947
Construction	675	(87)	—	—	588
Secured by commercial real estate	2,913	(60)	—	8	2,861
Secured by residential real estate	722	(9)	(15)	16	714
State and political subdivisions	201	45	—	—	246
Retail:
1-4 family residential mortgages	433	(15)	—	—	418
Home equity loans and lines	294	21	—	3	318
Consumer	188	46	(49)	16	201
Unallocated	436	(235)	N/A	N/A	201
Total	$9,164	$550	$(271)	$51	$9,494

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended September 30, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,840	$177	$—	$10	$3,027
Construction	573	21	—	—	594
Secured by commercial real estate	2,710	293	—	—	3,003
Secured by residential real estate	781	157	(77)	2	863
State and political subdivisions	190	70	—	—	260
Retail:
1-4 family residential mortgages	509	(47)	(1)	—	461
Home equity loans and lines	311	40	(40)	7	318
Consumer	67	9	(21)	5	60
Unallocated	211	(152)	N/A	N/A	59
Total	$8,192	$568	$(139)	$24	$8,645

For the Nine Months Ended September 30, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,092	$1,036	$(207)	$26	$3,947
Construction	551	37	—	—	588
Secured by commercial real estate	2,824	29	—	8	2,861
Secured by residential real estate	754	(68)	(51)	79	714
State and political subdivisions	153	93	—	—	246
Retail:					—
1-4 family residential mortgages	497	(79)	—	—	418
Home equity loans and lines	338	(17)	(17)	14	318
Consumer	164	154	(151)	34	201
Unallocated	461	(260)	N/A	N/A	201
Total	$8,834	$925	$(426)	$161	$9,494

Nine months ended September 30, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,711	$284	$—	$32	$3,027
Construction	563	31	—	—	594
Secured by commercial real estate	2,410	591	—	2	3,003
Secured by residential real estate	816	102	(77)	22	863
State and political subdivisions	114	146	—	—	260
Retail:
1-4 family residential mortgages	444	18	(1)	—	461
Home equity loans and lines	357	33	(84)	12	318
Consumer	57	48	(70)	25	60
Unallocated	369	(310)	N/A	N/A	59
Total	$7,841	$943	$(232)	$93	$8,645

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,643,000 and $2,160,000 as of September 30, 2019 and December 31, 2018, respectively. Non-performing TDRs totaled $1,175,000 and $1,317,000 as of September 30, 2019 and December 31, 2018, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2019		December 31, 2018
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,427	$—	$2,513	$—
TDRs with an allowance recorded	391	386	964	411
Total	$2,818	$386	$3,477	$411

There were no newly identified TDR and one existing TDR whose repayment terms were extended reducing monthly payment during the nine months ended September 30, 2019.  As of September 30, 2019 and December 31, 2018, QNB had no commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were $5,000 in net charge-offs during the three and nine months ended September 30, 2019, and no charge-offs during the three and nine months ended September 30, 2018, resulting from loans previously modified as TDRs.

The following tables present loans, by loan class, modified as TDRs and remodified TDRs during the three and nine months ended September 30, 2019 and 2018. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification or re-modification and as of the period end indicated.

For the Three Months Ended September 30,	2019			2018
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Secured by commercial real estate	1	$40	$40	—	$—	$—
Retail:
Home equity loans and lines	—	—	—	1	38	42
Total	1	$40	$40	1	$38	$42

For the Nine Months Ended September 30,	2019			2018
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Secured by commercial real estate	1	$40	$40	—	$—	$—
Retail:
Home equity loans and lines	—	—	—	2	85	89
Total	1	$40	$40	2	$85	$89

There were no loans modified as TDRs within 12 months prior to September 30, 2019 and 2018 for which there was a payment default (60 days or more past due) during the nine months ended September 30, 2019 and 2018.

The Company has five loans secured by residential real estate for which foreclosure proceedings are in process at September 30, 2019. The total recorded investment is $602,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at September 30, 2019 and December 31, 2018 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2019	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,947	$2,282	$1,665	$161,869	$3,521	$158,348
Construction	588	—	588	53,450	—	53,450
Secured by commercial real estate	2,861	8	2,853	340,108	2,994	337,114
Secured by residential real estate	714	49	665	73,121	1,626	71,495
State and political subdivisions	246	—	246	54,684	—	54,684
Retail:
1-4 family residential mortgages	418	17	401	67,889	1,120	66,769
Home equity loans and lines	318	—	318	72,567	568	71,999
Consumer	201	—	201	6,637	71	6,566
Unallocated	201	N/A	N/A	N/A	N/A	N/A
Total	$9,494	$2,356	$6,937	$830,325	$9,900	$820,425

	Allowance for Loan Losses			Loans Receivable
December 31, 2018	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,092	$1,461	$1,631	$162,452	$7,128	$155,324
Construction	551	—	551	50,135	—	50,135
Secured by commercial real estate	2,824	101	2,723	308,590	6,083	302,507
Secured by residential real estate	754	97	657	68,581	1,740	66,841
State and political subdivisions	153	—	153	43,737	—	43,737
Retail:
1-4 family residential mortgages	497	—	497	67,453	1,268	66,185
Home equity loans and lines	338	5	333	77,475	186	77,289
Consumer	164	—	164	6,785	77	6,708
Unallocated	461	N/A	N/A	N/A	N/A	N/A
Total	$8,834	$1,664	$6,709	$785,208	$16,482	$768,726

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarize additional information, in regards to impaired loans by loan portfolio class, as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$929	$1,282		$4,243	$4,525
Construction	—	—		—	—
Secured by commercial real estate	3,599	4,268		5,012	5,577
Secured by residential real estate	1,431	1,596		1,023	1,140
Retail:
1-4 family residential mortgages	968	1,005		1,268	1,357
Home equity loans and lines	568	618		140	190
Consumer	71	80		77	84
Total	$7,566	$8,849		$11,763	$12,873

With an allowance recorded:
Commercial:
Commercial and industrial	$5,569	$6,949	$2,282	$2,885	$4,128	$1,461
Construction	—	—	—	—	—	—
Secured by commercial real estate	960	1,006	8	1,071	1,095	101
Secured by residential real estate	195	241	49	717	773	97
Retail:
1-4 family residential mortgages	152	161	17	—	—	—
Home equity loans and lines	—	—	—	46	46	5
Consumer	—	—	—	—	—	—
Total	$6,876	$8,357	$2,356	$4,719	$6,042	$1,664

Total:
Commercial:
Commercial and industrial	$6,498	$8,231	$2,282	$7,128	$8,653	$1,461
Construction	—	—	—	—	—	—
Secured by commercial real estate	4,559	5,274	8	6,083	6,672	101
Secured by residential real estate	1,626	1,837	49	1,740	1,913	97
Retail:
1-4 family residential mortgages	1,120	1,166	17	1,268	1,357	—
Home equity loans and lines	568	618	—	186	236	5
Consumer	71	80	—	77	84	—
Total	$14,442	$17,206	$2,356	$16,482	$18,915	$1,664

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Nine Months Ended September 30,	2019		2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,127	$1	$5,913	$164
Construction	—	—	—	—
Secured by commercial real estate	4,468	81	4,543	77
Secured by residential real estate	1,716	30	1,808	15
Retail:
1-4 family residential mortgages	1,060	9	1,244	9
Home equity loans and lines	198	1	185	1
Consumer	74	—	82	—
Total	$11,643	$122	$13,775	$266

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2019:

September 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Equity securities	$5,850	$—	$—	$5,850
Available-for-sale securities:
U.S. Treasury securities	—	5,281	—	5,281
U.S. Government agency securities	—	68,349	—	68,349
State and municipal securities	—	51,104	—	51,104
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	140,553	—	140,553
Collateralized mortgage obligations (CMOs)	—	87,652	—	87,652
Pooled trust preferred securities	—	—	78	78
Corporate debt securities	—	8,140	—	8,140
Total debt securities available-for-sale	—	361,079	78	361,157
Total recurring fair value measurements	$5,850	$361,079	$78	$367,007

Nonrecurring fair value measurements
Impaired loans	$—	$—	$4,520	$4,520
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$4,527	$4,527

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three or nine months ended September 30, 2019. There were also no transfers in or out of Level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine-month period ended September 30, 2019.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2019	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$3,909	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10.0% to -40.0%
				Liquidation expenses	(3)	-10.0%
Impaired loans	611	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-30.0% to -100.0%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		1 - 26 years
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2018	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$1,632	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20.0% to -90.0%
				Liquidation expenses	(3)	-10.0%
Impaired loans	1,415	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-25.0% to -100.0%
Impaired loans	8	Used commercial vehicle guides		Guide value discounts	(4)	-10%
Mortgage servicing rights	5	Discounted cash flow		Remaining term		2 to 26 years
				Discount rate		12.0% to 12.5%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2019 and 2018:

	Fair value measurements using significant unobservable inputs (Level 3)
	2019	2018
Balance, January 1,	$116	$215
Payments received	(36)	(119)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	(2)	23
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$78	$119

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at September 30, 2019 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2019;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.12% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2019 and December 31, 2018:

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

Off-balance-sheet instruments (disclosed at cost):  The fair values for QNB’s off-balance sheet instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2019	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$20,787	$20,787	$20,787	$—	$—
Investment securities:
Equities	5,850	5,850	5,850	—	—
Available-for-sale	361,157	361,157	—	361,079	78
Restricted investment in stocks	2,081	2,081	—	2,081	—
Net loans	821,062	838,492	—	—	838,492
Mortgage servicing rights	437	539	—	—	539
Accrued interest receivable	3,276	3,276	—	3,276	—

Financial liabilities
Deposits with no stated maturities	$812,358	$812,358	$812,358	$—	$—
Deposits with stated maturities	235,831	236,041	—	236,041	—
Short-term borrowings	69,945	69,945	69,945	—	—
Accrued interest payable	790	790	—	790	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	38	—	38	—

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

A summary of the Company's financial instrument commitments is as follows:

	September 30,	December 31,
	2019	2018
Commitments to extend credit and unused lines of credit	$293,536	$266,021
Standby letters of credit	12,972	17,269
Total financial instrument commitments	$306,508	$283,290

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $11,110,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2019 and December 31, 2018 for guarantees under standby letters of credit issued is not material.

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2019, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$128,004	13.62%	$75,199	8.00%	$93,998	10.00%
Bank	116,583	12.64	73,796	8.00	92,245	10.00

Tier I capital (to risk-weighted assets):
The Company	118,437	12.60	56,399	6.00	56,399	6.00
Bank	107,016	11.60	55,347	6.00	73,796	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	118,437	12.60	42,299	4.50	N/A	N/A
Bank	107,016	11.60	41,510	4.50	59,959	6.50

Tier I capital (to average assets):
The Company	118,437	9.66	49,031	4.00	N/A	N/A
Bank	107,016	8.81	48,581	4.00	60,726	5.00

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the three or nine months ended September 30, 2019 and 2018, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three or nine months ended September 30, 2019 or 2018, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2019 of $3,090,000, or $0.88 per share on a diluted basis, compared to net income of $3,211,000, or $0.92 per share on a diluted basis, for the same period in 2018. For the nine-month period ended September 30, 2019, QNB reported net income of $9,612,000, or $2.75 per share on a diluted basis, compared to net income of $9,008,000, or $2.59 per share on a diluted basis, for the same period in 2018.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.00% and 10.39%, respectively, for the quarter ended September 30, 2019 compared with 1.07% and 11.64%, respectively, for the quarter ended September 30, 2018.   For the nine months ended September 30, 2019, the annualized rate of return on average assets and average shareholders’ equity was 1.07% and 11.11%, respectively, compared with 1.03% and 11.23%, for the same period in 2018.

Total assets as of September 30, 2019 were $1,245,863,000, compared with $1,175,452,000 at December 31, 2018. Loans receivable at September 30, 2019 were $830,556,000, compared with $785,448,000 at December 31, 2018, an increase of $45,108,000, or 5.7%, with commercial lending as the largest contributor to the growth. Total deposits of $1,048,189,000 at September 30, 2019 increased $32,591,000, or 3.2%, compared with total deposits of $1,015,598,000 at December 31, 2018.

Results for the three and nine months ended September 30, 2019 include the following significant components:

•	Net interest income increased $478,000, or 5.5%, to $9,182,000 and $934,000, or 3.6%, to $27,129,000 for the three and nine months ended September 30, 2019, respectively.
•	Net interest margin on a tax-equivalent basis increased eight basis points for the quarter and three basis point year-to-date, to 3.14% and 3.17%, respectively.
•

QNB recorded $550,000 in provision for loan losses for the quarter and $925,000 for the nine months ended September 30, 2019, compared with $568,000 and $943,000 for the same periods in 2018, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•

Non-interest income decreased $83,000, or 3.7%, to $2,144,000 for the third quarter and increased $1,359,000, or 28.6%, to $6,107,000, for the nine months ended September 30, 2019 compared with the same periods in 2018.

•

Non-interest expense increased $570,000, or 8.9%, to $6,955,000 for the third quarter and $1,376,000, or 7.2%, to $20,472,000 for the nine months ended September 30, 2019, compared to the same periods in 2018.

•

Total non-performing loans were $14,088,000, or 1.70% of loans receivable at September 30, 2019, compared to $9,638,000, or 1.23% of loans receivable at December 31, 2018. Loans on non-accrual status were $12,445,000 at September 30, 2019 compared with $7,478,000 at December 31, 2018. Net charge-offs for the nine months ended September 30, 2019 were $265,000, compared with $139,000 for the same period in 2018.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total interest income	$11,817	$10,926	$34,818	$31,997
Total interest expense	2,635	2,222	7,689	5,802
Net interest income	9,182	8,704	27,129	26,195
Tax-equivalent adjustment	200	210	593	612
Net interest income (fully taxable-equivalent)	$9,382	$8,914	$27,722	$26,807

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury	$2,615	2.20%	$15	$—	0.00%	$—
U.S. Government agencies	67,552	1.79	303	72,478	1.79	324
State and municipal	51,370	3.64	467	70,458	3.28	577
Mortgage-backed and CMOs	221,778	2.13	1,180	210,488	2.14	1,126
Pooled trust preferred securities	91	4.38	1	123	4.73	1
Corporate debt securities	8,016	3.73	75	5,033	2.37	30
Equities	8,127	3.90	80	10,227	3.14	81
Total investment securities	359,549	2.36	2,121	368,807	2.32	2,139
Loans:
Commercial real estate	475,396	4.87	5,833	438,713	4.63	5,122
Residential real estate	67,121	3.98	668	64,509	3.85	622
Home equity loans	67,400	4.76	808	67,984	4.43	760
Commercial and industrial	154,506	5.17	2,013	154,109	5.03	1,952
Consumer loans	6,759	5.92	101	7,071	6.13	109
Tax-exempt loans	51,683	3.35	437	47,895	3.18	384
Total loans, net of unearned income*	822,865	4.75	9,860	780,281	4.55	8,949
Other earning assets	3,289	4.35	36	5,356	3.60	48
Total earning assets	1,185,703	4.02	12,017	1,154,444	3.83	11,136
Cash and due from banks	15,377			14,735
Allowance for loan losses	(9,238)			(8,260)
Other assets	33,934			29,213
Total assets	$1,225,776			$1,190,132

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$212,898	0.48%	260	$209,059	0.48%	256
Municipals	128,140	1.82	586	117,528	1.53	452
Money market	80,543	0.78	158	74,015	0.50	92
Savings	240,431	0.66	401	265,821	0.63	423
Time	123,078	1.63	507	120,757	1.32	403
Time of $100,000 or more	112,110	1.95	551	104,884	1.67	442
Total interest-bearing deposits	897,200	1.09	2,463	892,064	0.92	2,068
Short-term borrowings	55,275	1.23	172	53,015	1.15	154
Total interest-bearing liabilities	952,475	1.10	2,635	945,079	0.93	2,222
Non-interest-bearing deposits	146,894			131,163
Other liabilities	8,423			4,457
Shareholders' equity	117,984			109,433
Total liabilities and shareholders' equity	$1,225,776			$1,190,132
Net interest rate spread		2.92%			2.90%
Margin/net interest income		3.14%	$9,382		3.06%	$8,914

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury	$1,526	2.33%	$27	$—	0.00%	$—
U.S. Government agencies	69,991	1.81	949	72,476	1.79	973
State and municipal	56,081	3.54	1,491	72,228	3.27	1,773
Mortgage-backed and CMOs	214,768	2.18	3,519	213,979	2.12	3,400
Pooled trust preferred securities	112	4.86	4	160	4.25	5
Corporate debt securities	8,020	3.76	226	6,529	2.32	114
Equities	8,840	3.32	219	9,566	2.99	214
Total investment securities	359,338	2.39	6,435	374,938	2.30	6,479
Loans:
Commercial real estate	460,231	4.84	16,655	428,979	4.64	14,890
Residential real estate	67,273	3.96	1,997	60,829	3.84	1,754
Home equity loans	68,332	4.74	2,421	66,836	4.38	2,190
Commercial and industrial	155,773	5.40	6,296	154,745	5.06	5,856
Consumer loans	6,853	6.06	311	7,031	5.97	314
Tax-exempt loans	47,730	3.36	1,200	42,373	3.21	1,018
Total loans, net of unearned income*	806,192	4.79	28,880	760,793	4.57	26,022
Other earning assets	2,829	4.54	96	4,605	3.15	108
Total earning assets	1,168,359	4.05	35,411	1,140,336	3.82	32,609
Cash and due from banks	13,293			12,581
Allowance for loan losses	(9,088)			(8,144)
Other assets	32,761			28,922
Total assets	$1,205,325			$1,173,695

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$211,558	0.47%	750	$191,996	0.32%	459
Municipals	108,796	1.94	1,577	106,421	1.33	1,059
Money market	93,931	0.95	670	77,942	0.36	212
Savings	243,203	0.66	1,206	262,801	0.57	1,122
Time	120,750	1.56	1,405	122,006	1.27	1,160
Time of $100,000 or more	107,710	1.89	1,523	105,992	1.58	1,256
Total interest-bearing deposits	885,948	1.08	7,131	867,158	0.81	5,268
Short-term borrowings	57,441	1.30	558	64,035	1.11	534
Total interest-bearing liabilities	943,389	1.09	7,689	931,193	0.83	5,802
Non-interest-bearing deposits	138,878			130,946
Other liabilities	7,430			4,350
Shareholders' equity	115,629			107,206
Total liabilities and shareholders' equity	$1,205,326			$1,173,695
Net interest rate spread		2.96%			2.99%
Margin/net interest income		3.17%	$27,722		3.14%	$26,807

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and nine months ended September 30, 2019 and 2018.

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

	Three months ended			For the Nine Months Ended
	September 30, 2019 compared			September 30, 2019 compared
	to September 30, 2018			to September 30, 2018
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury	$15	$15	$—	$27	$27	$—
U.S. Government agencies	(21)	(22)	1	(24)	(33)	9
State and municipal	(110)	(156)	46	(282)	(396)	114
Mortgage-backed and CMOs	54	60	(6)	119	12	107
Pooled trust preferred securities	—	—	—	(1)	(2)	1
Corporate debt securities	45	18	27	112	26	86
Equities	(1)	(17)	16	5	(16)	21
Total Investment securities (AFS & Equity)	(18)	(102)	84	(44)	(382)	338
Loans:
Commercial real estate	711	428	283	1,765	1,085	680
Residential real estate	46	25	21	243	186	57
Home equity loans	48	(7)	55	231	48	183
Commercial and industrial	61	7	54	440	39	401
Consumer loans	(8)	(4)	(4)	(3)	(7)	4
Tax-exempt loans	53	30	23	182	129	53
Total Loans	911	479	432	2,858	1,480	1,378
Other earning assets	(12)	(18)	6	(12)	(41)	29
Total interest income	881	359	522	2,802	1,057	1,745
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	4	4	—	291	47	244
Municipals	134	41	93	518	23	495
Money market	66	9	57	458	43	415
Savings	(22)	(41)	19	84	(84)	168
Time	104	7	97	245	(12)	257
Time of $100,000 or more	109	32	77	267	21	246
Total interest-bearing deposits	395	52	343	1,863	38	1,825
Short-term borrowings	18	7	11	24	(55)	79
Total interest expense	413	59	354	1,887	(17)	1,904
Net interest income	$468	$300	$168	$915	$1,074	$(159)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2019 were $1,185,703,000, an increase of $31,259,000, or 2.7%, from the third quarter of 2018, with average loans increasing $42,584,000, or 5.5%, and average investment securities decreasing $9,258,000, or 2.5%, over the same period. Growth in the loan portfolio supports interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 69.4% for the third quarter of 2019, compared with 67.6% for the third quarter of 2018. On the funding side, average deposits increased $20,867,000, or 2.0%, to $1,044,094,000 for the third quarter of 2019 primarily due to growth in municipal deposits, interest bearing demand and money market accounts.  Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. Average borrowed funds for the third quarter of 2019 increased $2,260,000, to $55,275,000, which consisted of average commercial repurchase agreements of $39,016,000 and average overnight

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

borrowings of $16,259,000.  For the same period in 2018, borrowings consisted of average commercial repurchase agreements of $36,018,000 and average overnight borrowings of $16,997,000.

The net interest margin for the third quarter of 2019 was 3.14% compared to 3.06% for the same period in 2018.  While competition for quality loans in our local market continues to exert pressure on the net interest margin, prime rate fluctuations during 2018 and 2019 have provided increased competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $881,000, or 7.9%, to $12,017,000 for the third quarter of 2019; total interest expense increased $413,000, or 18.6%, to $2,635,000. Increased yield on earnings assets and growth in earning assets contributed to the increase in interest income.  All categories of interest-bearing deposits experienced higher rates in the third quarter of 2019 compared to third quarter of 2018, due to rate increases for municipal deposits indexed to Fed Funds, and a five-basis point rate increase to the eSavings and Rewards products and a five-basis point increase in the top tiers of the Money Market product since September 30, 2018.

The yield on earning assets on a tax-equivalent basis increased 19 basis points from 3.83% for the third quarter of 2018, to 4.02% for the third quarter of 2019.  The cost of interest-bearing liabilities was 1.10% for the third quarter ended September 30, 2019, compared with 0.93% for the same period in 2018.

Interest income on investment securities (available-for-sale and equity) decreased $18,000 when comparing the quarters ended September 30, 2019 and 2018.  The average yield on the investment portfolio was 2.36% for the third quarter of 2019 compared with 2.32% for the third quarter of 2018. Proceeds from sales, payments, calls and maturities, net of purchases, were utilized to grow the loan portfolio at higher yields than the investment portfolio with any excess funds reinvested in higher yielding investments.

Income on U.S. Treasury securities increased $15,000, due to volume as proceeds from sales of equities were invested in U.S. Treasuries.  Income on U.S. Government agency securities decreased $21,000 as the volume decreased $4,926,000.

Interest income on tax-exempt municipal securities declined due to a $19,088,000 decrease in average balances.  This was partially offset by a 36-basis point increase in yield.  Proceeds from matured, called and sold municipal securities were invested in slightly higher yielding municipal securities and used to grow the loan portfolio.  Typically, QNB purchases municipal bonds with 10-15 year maturities with call dates between 2-5 years.

Interest income on mortgage-backed securities and CMOs increased $54,000 due to an $11,290,000 increase in average balances.  This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Interest income on corporate debt securities increased $45,000 due to an increase in rate of 136 basis points and an increase in volume of $2,983,000.

Income on loans increased $911,000 to $9,860,000 when comparing the third quarters of 2019 and 2018, with a 5.5% growth in average balances contributing an increase in interest income of $479,000.  The yield on loans, at 4.75%, was 20 basis points higher than the third quarter of 2018, contributing to a $432,000 increase in interest income.   Competitive pressures compressed the yields on new loans being originated.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $711,000 when comparing the third quarters of 2019 and 2018, primarily due to the 8.4% increase in average balances. Average balances increased $36,683,000, to $475,396,000 for the quarter ended September 30, 2019 compared with the same quarter in 2018. The yield on commercial real estate loans increased 24 basis points from 4.63% in 2018 to 4.87% in 2019.

Income on commercial and industrial loans increased $61,000 when comparing the third quarters of 2019 and 2018. The average yield on these loans increased 14 basis points to 5.17% resulting in an increase in income of $54,000; average balances increased $397,000, to $154,506,000 for the third quarter of 2019 resulting in a $7,000 increase in interest income. Many of the loans in this category are

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

indexed to the prime interest rate, which increased by 25 basis points in December 2018 then decreased 25 basis points in August 2019 with an additional decrease of 25 basis points in September 2019.

Tax-exempt loan income was $437,000 for the third quarter of 2019, an increase of $53,000 from the same period in 2018.  Average balances increased $3,788,000, or 7.9%, to $51,683,000 for the third quarter of 2019, resulting in an increase of $30,000 in income.  The yield on municipal loans increased 17 basis points, to 3.35% for the third quarter of 2019, compared with the same period in 2018, resulting in an increase of $23,000 in interest income.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in overall retail lending: residential mortgage, home equity and consumer loans.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $2,612,000, or 4.0%, to $67,121,000 for the third quarter of 2019 compared to the same period in 2018. Over this same timeframe, the average yield on the portfolio increased 13 basis points to 3.98% for the third quarter of 2019. The combined result was an increase in interest income of $46,000. Average home equity loans decreased by $584,000, or 0.9%, to $67,400,000 and the average yield increased 33 basis points to 4.76% resulting in a combined net increase in interest income of $48,000. The yield on the consumer portfolio decreased 21 basis points to 5.92% for the third quarter of 2019 and there was a slight decrease in average balances resulting in a combined $8,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds.  Interest expense increased $413,000, when comparing the third quarter of 2019 to the same period in 2018.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, and money market deposits. Average non-interest-bearing demand accounts increased $15,731,000, or 12.0%, to $146,894,000 for the third quarter of 2019. QNB has been successful in increasing both personal and business checking accounts.  Average interest-bearing demand accounts increased $3,839,000, or 1.8%, to $212,898,000 for the third quarter of 2019. Interest expense on interest-bearing demand accounts increased $4,000 to $260,000 for the same period, as the average rate paid remained unchanged at 0.48% for both third quarters of 2019 and 2018. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.35% on balances up to $25,000 and 0.40% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2019, the average balance in this product was $58,638,000 and the related interest expense was $98,000 for an average yield of 0.66%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2018 was $54,164,000 with a related interest expense of $90,000 and an average rate paid of 0.66%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts increased $134,000 to $586,000 for the third quarter of 2019. The average interest rate paid on municipal interest-bearing demand accounts increased 29 basis points to 1.82% for the third quarter of 2019 and average balances increased $10,612,000, or 9.0%, to $128,140,000.  Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore the increases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $6,528,000, or 8.8%, to $80,543,000 for the third quarter of 2019 compared with the same period in 2018. Interest expense on money market accounts increased $66,000 to $158,000, and the average interest rate paid on money market accounts increased 28 basis points to 0.78% for the third quarter of 2019. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts decreased $22,000 when comparing the third quarter of 2019 to the third quarter of 2018. When comparing these same periods, average savings accounts decreased $25,390,000, or 9.6%, to $240,431,000 for the third quarter of 2019 primarily due to decreases in the e-Savings product.  QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2019 of $169,491,000 compared to $193,995,000 in the same period of 2018.  The average yield paid on these accounts was 0.86% for the third quarter of 2019 and 0.80% for the same period in 2018. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $886,000 when comparing the third quarter of 2019 average to the same period in 2018.

Interest expense on time deposits totaled $1,058,000 for the third quarter of 2019 compared to $845,000 in 2018. Average total time deposits increased $9,547,000 to $235,188,000 for the third quarter of 2019. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment,

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 30 basis points from 1.49% to 1.78% when comparing the third quarter of 2018 to the same period in 2019.

Approximately $145,081,000, or 62%, of time deposits at September 30, 2019 will mature over the next 12 months. The average rate paid on these time deposits is approximately 1.77%.  The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings increased $18,000 for the third quarter of 2019 to $172,000 when compared to the same period in 2018. When comparing these same periods, average balances increased from $53,015,000 to $55,275,000 due to an increase in average repurchase agreement balances of $2,998,000, with a ten-basis point increase in rate, and a decrease in average FHLB borrowings of $738,000, with a rate increase of 18 basis points.

Net Interest Income and Net Interest Margin – Nine-month Comparison

For the nine-month period ending September 30, 2019 average earning assets increased $28,023,000, or 2.5%, to $1,168,359,000, with average loans increasing 6.0% and average investment securities decreasing 4.2%. Average total deposits increased $26,722,000, or 2.7%, to $1,024,826,000 for the nine-month period ended September 30, 2019 compared to the same period in 2018.  The net interest margin on a tax-equivalent basis was 3.17% for the nine-month period ended September 30, 2019, a three-basis point increase from the same period in 2018.

Total interest income on a tax-equivalent basis increased $2,802,000, or 8.6%, from $32,609,000 to $35,411,000, when comparing the nine-month periods ended September 30, 2018 and September 30, 2019 due to the additional interest income generated from the growth in earning assets combined with the impact of improved yields on those assets. Interest income increased $1,057,000 as a result of volume increases, and $1,745,000 as a result of better yields.  The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.82% to 4.05% for the nine-month periods with the yield on loans up 22 basis points to 4.79%.  QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments increased nine basis points from 2.30% to 2.39% when comparing the nine-month periods.

Total interest expense increased $1,887,000 for the nine-month period ended September 30, 2019 compared with the same period in 2018, attributable to the shift of deposits into higher-earning interest-bearing DDA, as well as rate increases in the eSavings, Rewards checking, and municipal deposits, which are correlated to changes in the Fed Funds target rate. The average rate paid on interest bearing deposits increased 27 basis points to 1.08% for the nine-month period ended September 30, 2019 versus the same period in 2018. QNB  funded growth in loans with net proceeds from investments and growth in deposits; QNB was therefore able to reduce its short-term cash needs resulting in decreased FHLB borrowings during the nine months ended September 30, 2019 compared with the same period in 2018.  The average balance of total short-term borrowing decreased $6,594,000 whereas the average borrowing rate increased 19 basis points resulting in a net increase in interest expense of $24,000. The yield on interest-bearing liabilities rose 26 basis points to 1.09% for the nine months ended September 30, 2019.

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

Based on this analysis, QNB recorded $550,000 and $925,000 in provision for loan losses in the three and nine months ended September 30, 2019, respectively, compared with $568,000 and $943,000 for the same periods in 2018.  QNB's allowance for loan losses of $9,494,000 represents 1.14% of loans receivable at September 30, 2019 compared with an allowance for loan losses of $8,834,000, or 1.12% of loans receivable, at December 31, 2018, and $8,645,000, or 1.10% of loans receivable at September 30, 2018. Management believes the allowance for loan losses at September 30, 2019 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs were $220,000 and $265,000 for the three and nine months ended September 30, 2019, respectively, compared to net charge-offs of $115,000 and $139,000 for the same periods in 2018.  Charge-offs of approximately $426,000 during the nine months ended September 30, 2019 consisted of commercial and industrial loans of $207,000, commercial loans secured by residential real estate of $51,000, overdraft charge-offs of $61,000, a home equity line of $17,000, student loans of $77,000 and other consumer loans of $13,000.  These were partially offset by $161,000 in recoveries comprising $130,000 in repayments from borrowers of previously charged-off credits, and $31,000 related to overdraft recoveries.  Annualized net charge-offs as a percentage of average loans receivable were 0.11% and 0.04% for the three and nine months ended September 30, 2019, respectively, compared with annualized charge-offs as a percentage of average loans receivable of 0.06% and 0.02% for the same period in 2018, respectively.

Non-performing assets were $14,088,000 at September 30, 2019 compared to $9,638,000 as of December 31, 2018 and $10,890,000 as of September 30, 2018.  Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.70% of loans receivable at September 30, 2019 compared with 1.23% of loans receivable at December 31, 2018 and 1.39% at September 30, 2018.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2019, $7,507,000, or approximately 60% of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $16,985,000, a decrease of $1,354,000, or 7.4%, from the $18,339,000 reported at December 31, 2018 and a decrease of $3,118,000, or 15.5%, from the $20,103,000 reported at September 30, 2018.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2019, December 31, 2018, or September 30, 2018. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.80% of loans receivable at September 30, 2019 compared with 0.76% at December 31, 2018 and 1.38% at September 30, 2018.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $1,643,000 at September 30, 2019, compared with $2,160,000 at December 31, 2018, and $1,259,000 at September 30, 2018. There were no newly identified troubled debt restructuring and one existing TDR whose repayment terms were extended reducing monthly payment in the nine months ended September 30, 2019. QNB had no other real estate owned or repossessed assets at September 30, 2019, December 31, 2018, or September 30, 2018.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2019	2018	2018
Non-accrual loans	$12,445	$7,478	$9,631
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	1,643	2,160	1,259
Total non-performing loans	14,088	9,638	10,890
Total non-performing assets	$14,088	$9,638	$10,890

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$806,126	$766,692	$760,733
Total loans	830,556	785,448	785,962

Allowance for loan losses	9,494	8,834	8,645

Allowance for loan losses to:
Non-performing loans	67.39%	91.66%	79.38%
Total loans (excluding held-for-sale)	1.14%	1.12%	1.10%
Average total loans	1.18%	1.15%	1.14%

Non-performing loans / total loans (excluding held-for-sale)	1.70%	1.23%	1.39%
Non-performing assets / total assets	1.13%	0.82%	0.92%

An analysis of net loan charge-offs for the three and nine months ended September 30, 2019 compared to 2018 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net charge-offs	$220	$115	$265	$139

Net annualized charge-offs to:
Total loans	0.11%	0.06%	0.04%	0.02%
Average total loans excluding held-for-sale	0.11%	0.06%	0.04%	0.01%
Allowance for loan losses	9.52%	5.28%	3.86%	2.15%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At September 30, 2019 and December 31, 2018, the recorded investment in loans for which impairment has been identified totaled $14,442,000 and $16,482,000 of which $7,566,000 and $11,763,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $6,876,000 and $4,719,000 at September 30, 2019 and December 31, 2018, respectively, and the related allowance for loan losses associated with these loans was $2,356,000 and $1,664,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net gain on sales of investment securities	$973	$181	$792	437.6%	$1,563	$314	$1,249	397.8%
Unrealized (loss) gain on investment equity securities	(305)	731	(1,036)	(141.7)	266	526	(260)	(49.4)
Fees for services to customers	432	419	13	3.1	1,247	1,248	(1)	(0.1)
ATM and debit card	533	476	57	12.0	1,522	1,393	129	9.3
Retail brokerage and advisory	145	96	49	51.0	419	304	115	37.8
Bank-owned life insurance	70	70	-	-	208	207	1	0.5
Merchant	87	85	2	2.4	261	241	20	8.3
Net gain on sale of loans	63	38	25	65.8	112	82	30	36.6
Other	146	131	15	11.5	509	433	76	17.6
Total	$2,144	$2,227	$(83)	-3.7%	$6,107	$4,748	$1,359	28.6%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2019 was $2,144,000, a decrease of $83,000, compared to $2,227,000 for the third quarter of 2018. Excluding net gains and net unrealized gains (losses) on investment securities and the gain on sale of loans for both periods, total non-interest income was $1,413,000 and $1,277,000 for the quarters ended September 30, 2019 and 2018, respectively, an increase of $136,000 or 10.6%.

Net gains on sales of investment securities increased $792,000 from $181,000 in the third quarter of 2018 to $973,000 in third quarter of 2019.  Gain on investments are primarily derived from sale of equity securities. Net gains on sales of equity securities were $970,000 for the third quarter of 2019 compared to $181,000 for the same period in 2018.  During the third quarter of 2019, unrealized losses of $305,000 were recorded compared to unrealized gains of $731,000 in the same period of 2018.

QNB originates residential mortgage loans for sale in the secondary market.  Net gain on sale of loans increased $25,000 when comparing the two periods.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment.  Residential mortgage loans to be sold are identified at origination.  Proceeds from the sale of residential mortgages were $2,179,000 and $1,348,000 for the third quarters of 2019 and 2018, respectively.

Fees for services to customers increased $13,000, or 3.1%, to $432,000 for the third quarter of 2019, due primarily to an increase in net overdraft income.  ATM and debit card income increased $57,000, or 12.0%, to $533,000 for the third quarter of 2019, compared to the same period in 2018, due to increases in card-based transactions and expansion of checking account households.

QNB provides securities and advisory services under the name QNB Financial Services.  Retail brokerage and advisory fees increased $49,000, or 51.0%, to $145,000 for the third quarter of 2019 compared to the same period in 2018.   During 2018, there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction.  Advisory fees increased $38,000, or 50.0% when comparing third quarters of 2019 and 2018.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other non-interest income increased $15,000, or 11.5%.  Other non-interest income includes a $18,000 broker-dealer conversion cost reimbursement in the third quarter of 2019. Other non-interest income for the third quarter of 2018 included a sales tax refund of $4,000.

Nine-month Comparison

Total non-interest income for the nine-month periods ended September 30, 2019 and 2018 was $6,107,000 and $4,748,000, respectively, an increase of $1,359,000, or 28.6%. Excluding net gains and unrealized gain and losses on investment securities and loans for both periods total non-interest income was $4,166,000 and $3,826,000, respectively, an increase of $340,000.

Net investment securities gains increased $1,249,000 to $1,563,000 for the nine months ended September 30, 2019 compared to $314,000 for the comparable nine months in 2018. Market conditions in the equities market for the nine months ended September 30, 2019 versus the same period in 2018 resulted in greater opportunities for profitable sales. Under ASU 2016-01, QNB recorded unrealized gains of $266,000 compared to unrealized gains of $526,000 on equity securities  for the nine months ended September 30, 2019 and 2018, respectively.

Net gains on sales of loans increased to $112,000 from $82,000, when comparing the nine months ended September 30, 2019 to the same period in 2018.  Proceeds from the sale of residential mortgages were $4,043,000 and $3,297,000 for the nine-month periods ended September 30, 2019 and 2018, respectively.

ATM and debit card and merchant income increased $129,000 and $20,000, respectively, for the first nine months of 2019 compared to 2018, for reasons detailed in the quarterly comparison.

Retail brokerage and advisory increased $115,000, or 37.8%, to $419,000 for the nine months ended September 30, 2019 compared to the same period in 2018; advisory fees increased $124,000, or 55.9% partially offset by a decline in transaction-based fees of $9,000.

Other non-interest income increased $76,000, or 17.6%.  Other non-interest income included a $58,000 deferred gain on the sale of a bank-financed other real estate owned property and $65,000 broker-dealer conversion cost reimbursement in the third quarter of 2019.    Other non-interest income for the nine months ended September 30, 2018 included a sales tax refund of $57,000.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Salaries and employee benefits	$4,063	$3,612	$451	12.5%	$11,634	$10,584	$1,050	9.9%
Net occupancy	500	472	28	5.9	1,511	1,391	120	8.6
Furniture and equipment	623	528	95	18.0	1,771	1,578	193	12.2
Marketing	285	167	118	70.7	785	698	87	12.5
Third-party services	461	473	(12)	(2.5)	1,347	1,389	(42)	(3.0)
Telephone, postage and supplies	184	170	14	8.2	535	524	11	2.1
State taxes	171	203	(32)	(15.8)	549	538	11	2.0
FDIC insurance premiums	-	146	(146)	(100.0)	265	467	(202)	(43.3)
Other	668	614	54	8.8	2,075	1,927	148	7.7
Total	$6,955	$6,385	$570	8.9%	$20,472	$19,096	$1,376	7.2%

Quarter to Quarter Comparison

Total non-interest expense was $6,955,000 for the third quarter of 2019, an increase of $570,000, or 8.9%, compared to the third quarter of 2018.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate.  Salaries and benefits expense increased $451,000, or 12.5%, to $4,063,000 when comparing the two quarters, this was in part due to the addition of branch staff in our new Allentown, Pennsylvania location.  Salary expense and related payroll taxes increased $339,000, or 10.7%, to $3,508,000 during the third quarter of 2019 compared to the same period in 2018.  Medical premiums, net of employee contributions increased $81,000 to $290,000 when comparing the two quarters due to an increase in medical claims.  Retirement plan expense increased $26,000 during the same period.

Net occupancy and furniture and equipment expenses increased $28,000, or 5.9%, and $95,000, or 18.0%, respectively.  This is due primarily to increased rent, depreciation of furniture and equipment, equipment maintenance and software maintenance expense of $30,000, $52,000, $19,000 and $25,000, respectively, when comparing the two periods.  Marketing expense increased $118,000, or 70.7%, to $285,000 for the quarter ended September 30, 2019 due to the timing of sponsorships and donations and the promotion of the new Allentown location.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased $12,000 when comparing the two periods, due primarily to reduced consulting fees. Telephone and postage and supplies expenses increased $14,000, or 8.2%, due to usage and the new Allentown location.  State taxes decreased $32,000 due to timing of tax credits received in 2019 versus 2018.   FDIC insurance premiums decreased $146,000.  The FDIC assessment had included an assessment to pay the interest on FICO bonds since the 1990’s. FICO bonds were issued in the late 1980’s to recapitalize the former Federal Savings & Loan Insurance Corporation.  The last of these bonds matured in September 2019 and the last FICO assessment was collected on the March 29, 2019 assessment invoice. During the third quarter 2019, QNB Bank received a “small bank assessment credit”, applicable for the second quarter FDIC insurance assessment in the amount of $135,000.  The FDIC insurance fund was determined to be over-funded, and small institutions were eligible for a payment credit.

Nine-month Comparison

Total non-interest expense was $20,472,000 for the nine-month period ended September 30, 2019, an increase of $1,376,000, or 7.2%, compared to the nine months ended September 30, 2018.

Salaries and benefits expense increased $1,050,000 to $11,634,000 for the nine months ended September 30, 2019 compared to the same period in 2018, for the same reasons described in the quarter comparison. Salary and related payroll tax expense increased $902,000, or 10.0%, during the period, to $9,911,000 while medical premiums, net of employee contributions, increased $55,000, to $897,000 and retirement plan expense increased $62,000 to $635,000.

Net occupancy and furniture and equipment expense increased $313,000, or 10.5%, to $3,282,000, marketing increased $87,000, and other expense increased $148,000, for the same reasons described in the quarter comparison.  Telephone, postage and supplies expenses increased slightly in the first nine months of 2019 compared to 2018.

FDIC insurance premiums decreased $202,000 and third-party services decreased $42,000, or 3.0%, to $1,347,000 for the nine months ended September 30, 2019, due to the reasons described in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2019, QNB’s net deferred tax asset was $1,471,000. The primary components of deferred taxes are deferred tax assets of $1,994,000 relating to the allowance for loan losses. As of December 31, 2018, QNB’s net deferred tax asset was $3,724,000. The decrease in the balance of net deferred tax assets when comparing September 30, 2019 to December 31, 2018 is due to unrealized gains at September 30, 2019 compared to unrealized losses on available for sale securities at December 31, 2018, contributing to $2,040,000 of the decline.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Applicable income tax expense was $731,000 for the quarter and $2,227,000 for the nine months ended September 30, 2019, compared to $767,000 and $1,896,000 for the same periods in 2018. The effective tax rate for third quarter and year-to-date 2019 was 19.1% and 18.8%, respectively, compared with 19.3% and 17.4% for the same periods in 2018.  The increase in effective tax rate in 2019 is due to the state income tax provision at the parent company related to the increase in realized gains on the equities portfolio and to the reduction in tax-exempt net interest income.

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

Total assets at September 30, 2019 were $1,245,863,000 compared with $1,175,452,000 at December 31, 2018.  Cash and cash equivalents increased $7,329,000 from $13,458,000 at December 31, 2018 to $20,787,000 at September 30, 2019, due primarily to growth in deposit balances during the nine months ended September 30, 2019.

The composition of the investment portfolio is essentially unchanged since December 31, 2018; however, QNB traded out lower-yielding municipal bonds for higher yielding mortgage-backed bonds.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.  QNB owns one CDO in the form of a pooled trust preferred security, with a fair value of $78,000.  PreTSL IV represents the senior-most obligation of the trust.

Loans receivable grew $45,108,000, or 5.7%, with commercial loans increasing $49,737,000, or 7.9%, to $683,232,000 at September 30, 2019, compared with $633,495,000 at year-end 2018.  Retail loan balances declined $4,620,000 comparing September 30, 2019 to December 31, 2018.

Deposits grew $32,591,000, or 3.2%, from December 31, 2018 to September 30, 2019.  Non-interest-bearing demand deposits grew $22,329,000, or 17.4%, to $150,944,000 at September 30, 2019 compared with $128,615,000 at year-end 2018, primarily due to growth in business deposits and is partially offset by decreases in commercial sweep accounts in short-term borrowings.   Interest-bearing demand balances, excluding municipal deposits, declined $1,191,000, or 0.6%, to $209,760,000, with the decline in personal checking products offsetting growth in the business checking product.  The $41,628,000 decline in savings was partially offset by growth in time deposits as balances were moved to higher-yielding accounts.  Total time deposits increased $12,043,000 from December 31, 2018 to September 30, 2019.  Municipal deposit balances increased $42,120,000, or 45.0%, to $135,821,000.  Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities.  Municipal deposits increase as tax money received from the local school districts during second and third quarters and it is anticipated the these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 37.5%, from $50,872,000 at December 31, 2018 to $69,945,000 at September 30, 2019. Commercial sweep accounts decreased $10,322,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by increases in business non-interest-bearing demand accounts.  Overnight borrowings from FHLB increased $29,395,000 to $33,260,000 supporting loan growth.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2019, the Bank had a maximum borrowing capacity with the FHLB of approximately $308,284,000, net of the $33,260,000 in overnight borrowings and a $350,000 letter of credit at September 30, 2019. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy.  In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $51,000,000. At September 30, 2019 there were no outstanding borrowings under these lines.  During the nine months ended September 30, 2019, the Bank borrowed from the FHLB to fund short-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $20,934,000 since December 31, 2018, totaling $388,034,000 at September 30, 2019. Growth in deposits since year-end 2018 has been used to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $202,638,000 and $194,573,000 of available-for-sale debt securities at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2019 was $118,985,000, or 9.55% of total assets, compared with shareholders' equity of $104,348,000, or 8.88% of total assets, at December 31, 2018. Shareholders’ equity at September 30, 2019 and December 31, 2018 included a positive adjustment of $540,000 and negative adjustment $7,132,000, respectively, related to unrealized holding gains (losses), net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.51% and 9.43% at September 30, 2019 and December 31, 2018, respectively.

Average shareholders' equity and average total assets were $115,629,000 and $1,205,325,000 for the nine months ended September 30, 2019, an increase of 7.9% and 2.7%, respectively, from the averages for the nine months ended September 30, 2018. The ratio of average total equity to average total assets was 9.59% for the nine months ended September 30, 2019 compared to 9.13% for the same period in 2018.

Retained earnings at September 30, 2019 were impacted by nine months of net income totaling $9,612,000 partially offset by dividends declared and paid of $3,460,000 for the same period.  QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $638,000 to capital during the nine months ended September 30, 2019.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2019, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.  There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

The following table sets forth consolidated information for QNB:

	September 30,	December 31,
Capital Analysis	2019	2018
Regulatory Capital
Shareholders' equity	$118,985	$104,348
Net unrealized securities losses, net of tax	(540)	7,132
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	118,437	111,472

Tier I capital	118,437	111,472
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	9,567	8,907
Total regulatory capital	$128,004	$120,379
Risk-weighted assets	$939,983	$911,374
Quarterly average assets for leverage capital purposes	$1,225,768	$1,186,448

	September 30,	December 31,
Capital Ratios	2019	2018
Common equity tier I capital / risk-weighted assets	12.60%	12.23%
Tier I capital / risk-weighted assets	12.60	12.23
Total regulatory capital / risk-weighted assets	13.62	13.21
Tier I capital / average assets (leverage ratio)	9.66	9.40

At September 30, 2019, common equity Tier I, Tier I capital, and total regulatory capital ratios increased from December 31, 2018, due to increased regulatory capital.  The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2019.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2019 is liability sensitive. Management expects that market interest rates will decline in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2019 and 2018 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2019	2018
+300	-8.05%	-5.64%
+200	-4.88%	-3.57%
+100	-2.00%	-1.70%
-100	-2.61%	0.00%
-200	-9.96%	-4.57%

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

QNB is not subject to foreign currency exchange or commodity price risk. At September 30, 2019, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

September 30, 2019

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended September 30, 2019. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2019 through July 31, 2019	—	—	—	42,117
August 1, 2019 through August 31, 2019	—	—	—	42,117
September 1, 2019 through September 30, 2019	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: November 6, 2019	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 6, 2019	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: November 6, 2019	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank