Form 10-Q
period 2020-03-31
QNB CORP
filed 2020-05-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2020

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

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QNBC	N/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
Common Stock, par value $0.625	3,530,670

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2020

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$12,071	$12,398
Interest-bearing deposits in banks	34,418	5,210
Total cash and cash equivalents	46,489	17,608
Investments:
Available-for-sale (amortized cost $321,188 and $349,385)	327,325	349,710
Equity securities (cost of $12,246 and $9,053)	9,417	9,164
Restricted investment in stocks	1,000	1,073
Loans held-for-sale	216	977
Loans receivable	821,283	820,616
Allowance for loan losses	(10,334)	(9,887)
Net loans	810,949	810,729
Bank-owned life insurance	11,559	11,490
Premises and equipment, net	16,417	15,608
Accrued interest receivable	3,023	2,828
Net deferred tax assets	1,007	1,441
Other assets	4,608	4,395
Total assets	$1,232,010	$1,225,023

Liabilities
Deposits
Demand, non-interest bearing	$146,143	$146,270
Interest-bearing demand	339,049	332,918
Money market	81,564	75,634
Savings	261,690	247,462
Time	115,936	120,917
Time of $100 or more	99,139	114,659
Total deposits	1,043,521	1,037,860
Short-term borrowings	43,265	55,931
Long-term debt	10,000	—
Accrued interest payable	507	909
Other liabilities	10,104	9,606
Total liabilities	1,107,397	1,104,306

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,695,239 shares and 3,684,336
shares issued; 3,530,670 and 3,519,767 shares outstanding	2,309	2,303
Surplus	21,537	21,261
Retained earnings	98,395	99,372
Accumulated other comprehensive gain, net of tax	4,848	257
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	124,613	120,717
Total liabilities and shareholders' equity	$1,232,010	$1,225,023

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data - unaudited)
	For the Three Months Ended March 31,
	2020	2019
Interest income
Interest and fees on loans	$9,376	$9,223
Interest and dividends on investment securities (Available-for-sale & Equity):
Taxable	1,565	1,614
Tax-exempt	350	426
Interest on interest-bearing balances and other interest income	40	26
Total interest income	11,331	11,289

Interest expense
Interest on deposits
Interest-bearing demand	580	693
Money market	147	285
Savings	368	408
Time	463	419
Time of $100,000 or more	501	458
Interest on short-term borrowings	92	190
Interest on long-term debt	17	—
Total interest expense	2,168	2,453
Net interest income	9,163	8,836
Provision for loan losses	500	225
Net interest income after provision for loan losses	8,663	8,611

Non-interest income
Net gain on sales of investments available-for-sale and equity securities	—	6
Unrealized (loss) gain on investment equity securities	(2,940)	976
Fees for services to customers	411	393
ATM and debit card	488	470
Retail brokerage and advisory	113	141
Bank-owned life insurance	68	68
Merchant	91	75
Net gain on sale of loans	81	21
Other	117	159
Total non-interest income	(1,571)	2,309

Non-interest expense
Salaries and employee benefits	4,072	3,781
Net occupancy	523	505
Furniture and equipment	675	557
Marketing	322	237
Third party services	454	440
Telephone, postage and supplies	195	199
State taxes	243	171
FDIC insurance premiums	137	130
Other	657	704
Total non-interest expense	7,278	6,724
Income before income taxes	(186)	4,196
Provision for income taxes	(406)	817
Net income	$220	$3,379
Earnings per share - basic	$0.06	$0.97
Earnings per share - diluted	$0.06	$0.97
Cash dividends per share	$0.34	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2020			2019
For the Three Months Ended March 31,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net (loss) income	$(186)	$(406)	$220	$4,196	$817	$3,379
Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period	5,812	1,221	4,591	4,391	922	3,469
Reclassification adjustment for losses included in net income	—	—	—	39	8	31
Other comprehensive income	5,812	1,221	4,591	4,430	930	3,500
Total comprehensive income	$5,626	$815	$4,811	$8,626	$1,747	$6,879

Tax rate of 21% for 2020 and  2019

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three month ended March 31, 2020 and 2019

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	220	—	—	220
Other comprehensive income, net of tax		—	—	—	4,591	—	4,591
Cash dividends declared ($0.34 per share)		—	—	(1,197)	—	—	(1,197)
Stock issued in connection with dividend reinvestment and stock purchase plan	7,782	4	216	—	—	—	220
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		—	25	—	—	—	25
Balance, March 31, 2020	3,530,670	$2,309	$21,537	$98,395	$4,848	$(2,476)	$124,613

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348
Net income		—	—	3,379	—	—	3,379
Other comprehensive loss, net of tax		—	—	—	3,500	—	3,500
Cash dividends declared ($0.33 per share)		—	—	(1,151)	—	—	(1,151)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,646	4	231	—	—	—	235
Stock issued for options exercised	3,209	2	20	—	—	—	22
Stock-based compensation expense		—	27	—	—	—	27
Balance, March 31, 2019	3,493,935	$2,286	$20,319	$93,863	$(3,632)	$(2,476)	$110,360

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the three months ended March 31,	2020	2019
Operating Activities
Net income	$220	$3,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498	385
Provision for loan losses	500	225
Net gain on sales of debt and equity securities	—	(6)
Net unrealized loss (gain) on equity securities	2,940	(976)
Net gain on sale of loans	(81)	(21)
Proceeds from sales of residential mortgages held-for-sale	2,498	675
Origination of residential mortgages held-for-sale	(1,656)	(654)
Increase in cash surrender value of bank-owned life insurance	(68)	(68)
Stock-based compensation expense	25	27
Deferred income tax (benefit) provision	(787)	511
Net increase in income taxes payable	380	279
Net increase in accrued interest receivable	(196)	(1,360)
Amortization of mortgage servicing rights and change in valuation allowance	21	11
Net amortization of premiums and discounts on investment securities	412	345
Net (decrease) increase in accrued interest payable	(402)	1
Operating lease payments	(161)	(133)
Decrease (increase) in other assets	668	(826)
Decrease in other liabilities	(2,714)	(490)
Net cash provided by operating activities	2,097	1,304
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	54,977	8,541
Proceeds from the sale of investments available-for-sale	5,975	11,192
Proceeds from the sale of equity securities	—	358
Purchases of investments available-for-sale	(32,167)	(17,898)
Purchases of equity securities	(3,193)	(398)
Proceeds from redemption of investment in restricted stock	1,495	2,063
Purchases of restricted stock	(1,422)	(2,504)
Net increase in loans	(720)	(19,124)
Net purchases of premises and equipment	(216)	(431)
Net cash provided (used) in investing activities	24,729	(18,201)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(127)	11,355
Net increase in interest-bearing deposits	5,788	7,661
Net decrease in short-term borrowings	(12,666)	(975)
Increase in long-term debt	10,000	—
Cash dividends paid, net of reinvestment	(1,054)	(1,015)
Proceeds from issuance of common stock	114	121
Net cash provided by financing activities	2,055	17,147
Increase (decrease) in cash and cash equivalents	28,881	250
Cash and cash equivalents at beginning of year	17,608	13,458
Cash and cash equivalents at end of period	$46,489	$13,708
Supplemental Cash Flow Disclosures
Interest paid	$2,570	$2,453
Net income taxes paid	—	28
Non-cash transactions:
Unsettled trades to purchase securities	(1,000)	(2,238)
Unsettled trades to sell securities	—	4,303
Right-of-use assets obtained in exchange for new operating lease liabilities	1,086	—

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2019 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Subsequent Events

On March 11, 2020, the disease caused by the coronavirus was declared a pandemic by the World Health Organization (the “COVID-19 Pandemic”).   QNB, its employees, customers and shareholders are being impacted by the COVID-19 Pandemic.  QNB immediately activated portions of its business continuity program to prepare for possible alternate work arrangements and loss of staff due to illness.  QNB has provided several solutions to maintain the health and safety of its employees, customers and shareholders.   Nine branches are servicing customers primarily via drive-up window; customers may also make an appointment for in-branch service.  Drive-ups are operating under normal or expanded hours.  Night Drops remain available 24/7.  Three of QNB’s twelve offices do not offer drive-up service.  Our Quakertown Commons Office in the GIANT Food Store is temporarily closed. Our Allentown and Warminster Offices remain available for restricted access (one customer at a time) during normal business hours.  Because banking was designated an essential service by Governor Wolf, access to safe deposit boxes or to conduct any other in-person transaction can be arranged by appointment only.   All visitors to any QNB office will be required to wear face masks upon entering the building, in accordance with the state mandates. All QNB employees are required to wear face masks when working on company premises.  Employees with remote access are strongly encouraged to work from home.  QNB has not incurred any significant disruptions to its business continuity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  As permitted under Section 4013 of the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period.  Upon requests from customers, QNB has provided: payment deferment for mortgage and consumer loans with no late fee during the deferment period; has granted foreclosure and motor vehicle repossession reprieve; and will not adversely impact credit reporting for customers who were granted relief on mortgage or consumer loans.  None of these modifications are considered troubled-debt restructuring as the customers were not experiencing financial difficulty prior to COVID-19 Pandemic.  As of May 5, 2020, QNB has granted modifications to approximately 18% of the March 31, 2020 commercial portfolio and granted modifications to approximately 3% of the March 31, 2020 retail portfolio,  related to the COVID-19 Pandemic.

As provided under the CARES Act, the U.S. Small Business Administration (“SBA”) and Treasury have implemented the Paycheck Protection Program (“PPP”) which is designed to assist small businesses and their employees during this crisis. This program provides small businesses with payroll assistance in the form of a 100% guaranteed loan from SBA. Eligible borrowers can receive up to 2.5 times their monthly average payroll expenses for the prior year.  Congress originally approved $349 billion for this program as part of the CARES Act. The first round of funding was quickly exhausted by April 16, 2020 and Congress worked to provide an additional $310 billion in funding which was approved on April 23, 2020.  The SBA reopened its portal to begin accepting PPP loans for approval on Monday, April 27, 2020.  As of May 5, 2020, under the first and second rounds of SBA funding, QNB closed 412 loans

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

totaling $71,941,000.   QNB continues to process new applications.  Funds are primarily being transferred into the borrowers’ deposit  accounts and disbursement on these PPP loan proceeds are being funded by cash held at the Federal Reserve and proceeds from calls and payments of investment securities.  QNB has ample resources to cover future disbursements through short-term Federal Home Loan Bank (“FHLB”) advances and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), if necessary.

The full impact of the COVID-19 Pandemic is unknown and rapidly evolving.  Uncertainties exist related to the duration of the COVID-19 Pandemic and its potential effects on QNB’s customers and prospects, including impacts on national and local economies, unemployment, maintaining  a competent workforce, and disruptions in the supply chain.   There are no assurances as to how the COVID-19 Pandemic might affect QNB’s loan, investment and deposit portfolios.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (CECL). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

To that end, the new guidance:

•

Eliminates the probable initial recognition threshold in current U.S. generally accepted accounting principles (“U.S. GAAP”) and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets

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

On October 16, 2019, FASB adopted its August 15, 2019 proposal to delay the effective dates for certain smaller reporting companies for the implementation CECL. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, except for smaller reporting companies, whose effective date is effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2022. QNB continues to evaluate the impact of this new standard on its consolidated financial statements and currently anticipates a material change to its allowance for loan losses upon the eventual implementation of CECL.

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the FASB finalized on August 28, 2018. The FASB used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. New disclosure requirements include: 1) Changes in unrealized gains or losses included in other comprehensive income (OCI) for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) Explicit requirement to disclose the range and

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Disclosures eliminated include: 1) Amount of and reasons for transfers between Level 1 and Level 2; 2) Valuation processes for Level 3 fair value measurements; and 3) Policy for timing of transfers between levels of the fair value hierarchy. The ASU was effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The adoption of this ASU had no material impact on QNB.

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

Stock-based compensation expense was $25,000 and $27,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $152,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the 2005 Plan is determined by the Committee but shall not commence before the expiration of nine months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of March 31, 2020, there were 184,200 options granted, 65,850 options forfeited, 118,350 options exercised, and no options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 123,200 options granted, 2,600 options forfeited, 1,800 options exercised and 118,800 options outstanding under the 2015 Plan as of March 31, 2020. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of assumptions.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Three Months Ended March 31,	2020	2019
Risk free interest rate	1.52%	2.52%
Dividend yield	3.60%	3.36%
Volatility	13.46%	16.44%
Expected life (years)	4.03	4.17

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the three months ended March 31, 2020 and 2019 was $2.42 and $3.96, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the three months ended March 31, 2020 and 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	103,350	$36.96
Granted	25,000	36.50
Exercised	(9,550)	29.39
Forfeited	—	—
Outstanding at March 31, 2020	118,800	$37.47	2.96	$-
Exercisable at March 31, 2020	44,600	$34.27	1.42	$-

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	95,075	$35.11
Granted	24,700	38.15
Exercised	(8,275)	25.38
Forfeited	—	—
Outstanding at March 31, 2019	111,500	$36.51	3.08	$270
Exercisable at March 31, 2019	37,350	$29.96	1.48	$270

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted earnings per share - net income	$220	$3,379
Denominator for basic earnings per share - weighted average shares outstanding	3,522,667	3,486,786
Effect of dilutive securities - employee stock options	2,788	7,643
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,525,455	3,494,429
Earnings per share - basic	$0.06	$0.97
Earnings per share - diluted	0.06	0.97

There were 98,150 and 74,150  stock options that were anti-dilutive for the three-month periods ended March 31, 2020 and 2019, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was approved by the Board of Directors on January 21, 2008 and subsequently increased on  February 9, 2009 and has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the three months ended March 31, 2020 and 2019. As of March 31, 2020, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Unrealized net holding gains (losses) on available-for-sale securities	$6,137	$325
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other comprehensive income (loss)	6,137	325
Tax effect	(1,289)	(68)
Accumulated other comprehensive gain (loss), net of tax	$4,848	$257

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income (loss)	2020	2019	Affected line item in statement of income
Unrealized net holding gains (losses) on available-for-sale securities	$—	$(39)	Unrealized net holding gains (losses) on investments available-for-sale
Other-than-temporary impairment gains (losses) on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	—	(39)
Tax effect	—	8	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$—	$(31)	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2020 and December 31, 2019 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2020	value	gains	losses	cost
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	31,074	83	(7)	30,998
State and municipal	62,838	935	(478)	62,381
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	140,644	3,257	—	137,387
Collateralized mortgage obligations (CMOs)	84,646	2,315	(1)	82,332
Pooled trust preferred	71	—	(14)	85
Corporate debt	8,052	56	(9)	8,005
Total investment debt securities available-for-sale	$327,325	$6,646	$(509)	$321,188

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2019	value	gains	losses	cost
U.S. Government agency	$69,298	$8	$(213)	$69,503
State and municipal	50,781	860	(19)	49,940
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	134,829	371	(504)	134,962
Collateralized mortgage obligations (CMOs)	86,610	260	(535)	86,885
Pooled trust preferred	79	—	(6)	85
Corporate debt	8,113	103	—	8,010
Total investment debt securities available-for-sale	$349,710	$1,602	$(1,277)	$349,385

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2020 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

March 31, 2020	Fair value	Amortized cost
Due in one year or less	$14,413	$14,202
Due after one year through five years	238,936	233,534
Due after five years through ten years	40,467	39,996
Due after ten years	33,509	33,456
Total investment debt securities available-for-sale	$327,325	$321,188

Proceeds from sales of investment securities available-for-sale were approximately $5,975,000 and $11,192,000 for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, investment securities available-for-sale totaling approximately $190,462,000 and $205,016,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended March 31,
	2020	2019
Gross realized gains	$—	$20
Gross realized losses	—	(59)
Other-than-temporary impairment	—	—
Total net gains (losses) on AFS securities	$—	$(39)

The tax benefit applicable to the net realized (losses)/gains for the three-month periods ended March 31, 2020 and 2019 was $0 and $8,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three months ended March 31, 2020 and 2019, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	1	993	(7)	—	—	993	(7)
State and municipal	30	16,138	(478)	—	—	16,138	(478)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	—	—	—	—	—	—	—
Collateralized mortgage obligations (CMOs)	1	—	—	742	(1)	742	(1)
Pooled trust preferred	1	—	—	71	(14)	71	(14)
Corporate debt	3	2,994	(9)	—	—	2,994	(9)
Total	36	$20,125	$(494)	$813	$(15)	$20,938	$(509)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	securities	value	losses	value	losses	value	losses
U.S. Government agency	36	$28,857	$(141)	$20,427	$(72)	$49,284	$(213)
State and municipal	7	2,431	(14)	515	(5)	2,946	(19)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	66	28,482	(50)	52,398	(454)	80,880	(504)
Collateralized mortgage obligations (CMOs)	64	24,412	(82)	27,625	(453)	52,037	(535)
Pooled trust preferred	1	—	—	79	(6)	79	(6)
Corporate debt	—	—	—	—	—	—	—
Total	174	$84,182	$(287)	$101,044	$(990)	$185,226	$(1,277)

Management evaluates debt securities, which are comprised of U.S Treasury securities, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2020 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of March 31, 2020. This security has a total amortized cost of approximately $85,000 and a fair value of $71,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At March 31, 2020 and December 31, 2019, the Company had $9,417,000 and $9,164,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 30, 2020 and 2019:

	For the Three Months Ended March 31,

	2020	2019
Net (loss) gains recognized during the period on equity securities	$(2,940)	$1,021
Less: Net gains recognized during the period on equity securities sold during the period	—	45
Net unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(2,940)	$976

Tax benefit applicable to the net losses recognized for the three months ended March 31, 2020 as $849,000. Tax expense applicable to the net gains recognized for the three months ended March 31, 2019 was $295,000. Proceeds from sales of investment equity securities were approximately $0 and $358,000 for the three months ended March 31, 2020 and 2019, respectively.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $988,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at March 31, 2020. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of March 31, 2020, there was no OTTI associated with these shares.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major classes of loans are as follows:

	March 31,	December 31,
	2020	2019
Commercial:
Commercial and industrial	$164,071	$168,031
Construction	47,634	56,209
Secured by commercial real estate	351,550	336,050
Secured by residential real estate	70,652	72,443
State and political subdivisions	38,248	38,376
Retail:
1-4 family residential mortgages	70,284	69,469
Home equity loans and lines	72,458	73,311
Consumer	6,232	6,530
Total loans	821,129	820,419
Net unearned costs	154	197
Loans receivable	$821,283	$820,616

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At March 31, 2020 and December 31, 2019, overdrafts were approximately $238,000 and $224,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2020, there was a concentration of loans to lessors of residential buildings and dwellings of 15.6% of total loans and to lessors of nonresidential buildings of 19.6% of total loans, compared with 16.6% and 18.3% of total loans, respectively, at December 31, 2019.  These concentrations were primarily within the commercial real estate categories.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2020 and December 31, 2019:

March 31, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$154,860	$3,610	$5,601	$—	$164,071
Construction	47,634	—	—	—	47,634
Secured by commercial real estate	340,594	2,992	7,964	—	351,550
Secured by residential real estate	69,044	—	1,608	—	70,652
State and political subdivisions	38,248	—	—	—	38,248
Total	$650,380	$6,602	$15,173	$—	$672,155

December 31, 2019	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$158,247	$3,665	$6,119	$—	$168,031
Construction	56,209	—	—	—	56,209
Secured by commercial real estate	324,936	2,995	8,119	—	336,050
Secured by residential real estate	70,759	-	1,684	—	72,443
State and political subdivisions	38,376	—	—	—	38,376
Total	$648,527	$6,660	$15,922	$—	$671,109

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2020 and December 31, 2019:

March 31, 2020	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$69,720	$564	$70,284
Home equity loans and lines	71,783	675	72,458
Consumer	6,061	171	6,232
Total	$147,564	$1,410	$148,974

December 31, 2019	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$68,833	$636	$69,469
Home equity loans and lines	72,774	537	73,311
Consumer	6,391	139	6,530
Total	$147,998	$1,312	$149,310

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2020 and December 31, 2019:

March 31, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,630	$100	$1,743	$4,473	$159,598	$164,071
Construction	—	—	—	—	47,634	47,634
Secured by commercial real estate	332	1,121	1,520	2,973	348,577	351,550
Secured by residential real estate	252	12	79	343	70,309	70,652
State and political subdivisions	—	—	—	—	38,248	38,248
Retail:
1-4 family residential mortgages	2,108	—	458	2,566	67,718	70,284
Home equity loans and lines	26	47	155	228	72,230	72,458
Consumer	121	31	87	239	5,993	6,232
Total	$5,469	$1,311	$4,042	$10,822	$810,307	$821,129

December 31, 2019	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$58	$2,006	$2,064	$165,967	$168,031
Construction	—	—	—	—	56,209	56,209
Secured by commercial real estate	—	—	1,527	1,527	334,523	336,050
Secured by residential real estate	208	79	142	429	72,014	72,443
State and political subdivisions	—	—	—	—	38,376	38,376
Retail:
1-4 family residential mortgages	1,486	573	432	2,491	66,978	69,469
Home equity loans and lines	271	23	55	349	72,962	73,311
Consumer	29	71	—	100	6,430	6,530
Total	$1,994	$804	$4,162	$6,960	$813,459	$820,419

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2020 and December 31, 2019:

March 31, 2020	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$5,379
Construction	—	—
Secured by commercial real estate	—	3,556
Secured by residential real estate	—	789
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	564
Home equity loans and lines	—	675
Consumer	—	171
Total	$—	$11,134

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2019	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$5,901
Construction	—	—
Secured by commercial real estate	—	3,640
Secured by residential real estate	—	851
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	537
Consumer	—	139
Total	$—	$11,704

Activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019 are as follows:

For the Three Months Ended March 31, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$(41)	$—	$9	$4,657
Construction	590	(304)	—	—	286
Secured by commercial real estate	2,519	767	—	—	3,286
Secured by residential real estate	629	(40)	—	19	608
State and political subdivisions	115	19	—	—	134
Retail:
1-4 family residential mortgages	549	111	—	—	660
Home equity loans and lines	310	22	—	1	333
Consumer	230	130	(92)	10	278
Unallocated	256	(164)	N/A	N/A	92
Total	$9,887	$500	$(92)	$39	$10,334

Three months ended March 31, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,092	$(16)	$—	$7	$3,083
Construction	551	51	—	—	602
Secured by commercial real estate	2,824	5	—	—	2,829
Secured by residential real estate	754	(1)	(31)	21	743
State and political subdivisions	153	37	—	—	190
Retail:
1-4 family residential mortgages	497	3	—	—	500
Home equity loans and lines	338	18	(16)	1	341
Consumer	164	28	(35)	9	166
Unallocated	461	100	N/A	N/A	561
Total	$8,834	$225	$(82)	$38	$9,015

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,727,000 and $4,760,000 as of March 31, 2020 and December 31, 2019, respectively. Non-performing TDRs totaled $1,044,000 and $1,131,000 as of March 31, 2020 and December 31, 2019, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

There were no newly identified TDR during the three months ended March 31, 2020.  As of March 31, 2020, QNB had $13,000 in commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings compared and no commitments at December 31, 2019. There were no charge-offs during the three months ended March 31, 2020 and 2019, resulting from loans previously modified as TDRs.

The following tables present loans, by loan class, modified as TDRs and remodified TDRs during the three months ended March 31, 2020 and 2019. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification or re-modification and as of the period end indicated.

For the Three Months Ended March 31,	2020			2019
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Secured by commercial real estate	—	$—	$—	—	$—	$—
Retail:
Consumer	—	—	—	1	12	12
Total	—	$—	$—	1	$12	$12

There were no loans modified as TDRs within 12 months prior to March 31, 2020 and 2019 for which there was a payment default (60 days or more past due) during the three months ended March 31, 2020 and 2019.

The Company has four loans secured by residential real estate for which foreclosure proceedings are in process at March 31, 2020. The total recorded investment is $454,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at March 31, 2020 and December 31, 2019 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2020	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,657	$3,143	$1,514	$164,071	$5,516	$158,555
Construction	286	—	286	47,634	—	47,634
Secured by commercial real estate	3,286	358	2,928	351,550	7,061	344,489
Secured by residential real estate	608	25	583	70,652	2,003	68,649
State and political subdivisions	134	—	134	38,248	—	38,248
Retail:
1-4 family residential mortgages	660	—	660	70,284	883	69,401
Home equity loans and lines	333	13	320	72,458	691	71,767
Consumer	278	9	269	6,232	67	6,165
Unallocated	92	N/A	N/A	N/A	N/A	N/A
Total	$10,334	$3,548	$6,694	$821,129	$16,221	$804,908

	Allowance for Loan Losses			Loans Receivable
December 31, 2019	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,689	$3,307	$1,382	$168,031	$6,027	$162,004
Construction	590	—	590	56,209	—	56,209
Secured by commercial real estate	2,519	217	2,302	336,050	7,172	328,878
Secured by residential real estate	629	31	598	72,443	2,082	70,361
State and political subdivisions	115	—	115	38,376	—	38,376
Retail:
1-4 family residential mortgages	549	—	549	69,469	955	68,514
Home equity loans and lines	310	—	310	73,311	555	72,756
Consumer	230	11	219	6,530	69	6,461
Unallocated	256	N/A	N/A	N/A	N/A	N/A
Total	$9,887	$3,566	$6,065	$820,419	$16,860	$803,559

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarize additional information, in regards to impaired loans by loan portfolio class, as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$643	$921		$901	$1,258
Construction	—	—		—	—
Secured by commercial real estate	3,631	4,285		3,735	4,362
Secured by residential real estate	1,879	2,082		1,936	2,110
Retail:
1-4 family residential mortgages	883	945		—	—
Home equity loans and lines	504	562		955	1,010
Consumer	—	—		555	612
Total	$7,540	$8,795		$8,082	$9,352

With an allowance recorded:
Commercial:
Commercial and industrial	$4,873	$6,372	$3,143	$5,126	$6,577	$3,307
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,430	3,492	358	3,437	3,495	217
Secured by residential real estate	124	153	25	146	193	31
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	187	194	13	—	—	—
Consumer	67	78	9	69	79	11
Total	$8,681	$10,289	$3,548	$8,778	$10,344	$3,566

Total:
Commercial:
Commercial and industrial	$5,516	$7,293	$3,143	$6,027	$7,835	$3,307
Construction	—	—	—	—	—	—
Secured by commercial real estate	7,061	7,777	358	7,172	7,857	217
Secured by residential real estate	2,003	2,235	25	2,082	2,303	31
Retail:
1-4 family residential mortgages	883	945	—	—	—	—
Home equity loans and lines	691	756	13	955	1,010	—
Consumer	67	78	9	624	691	11
Total	$16,221	$19,084	$3,548	$16,860	$19,696	$3,566

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Three Months Ended March 31,	2020		2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$5,710	$2	$4,298	$3
Construction	—	—	—	—
Secured by commercial real estate	7,124	43	6,011	48
Secured by residential real estate	2,039	18	1,749	10
Retail:
1-4 family residential mortgages	885	3	1,257	3
Home equity loans and lines	586	—	176	—
Consumer	68	—	76	—
Total	$16,412	$66	$13,567	$64

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2020:

March 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	—	31,074	—	31,074
State and municipal securities	—	62,838	—	62,838
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	140,644	—	140,644
Collateralized mortgage obligations (CMOs)	—	84,646	—	84,646
Pooled trust preferred securities	—	—	71	71
Corporate debt securities	—	8,052	—	8,052
Total debt securities available-for-sale	—	327,254	71	327,325
Equity securities	9,417	—	—	9,417
Total recurring fair value measurements	$9,417	$327,254	$71	$336,742

Nonrecurring fair value measurements
Impaired loans	$—	$—	$5,133	$5,133
Mortgage servicing rights	—	—	160	160
Total nonrecurring fair value measurements	$—	$—	$5,293	$5,293

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2020. There were also no transfers in or out of Level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month period ended March 31, 2020.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2019:

December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Government agency securities	$-	$69,298	$—	$69,298
State and municipal securities	—	50,781	—	50,781
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	134,829	—	134,829
Collateralized mortgage obligations (CMOs)	—	86,610	—	86,610
Pooled trust preferred securities	—	—	79	79
Corporate debt securities	—	8,113	—	8,113
Total debt securities available-for-sale	—	349,631	79	349,710
Equity securities	9,164	—	—	9,164
Total recurring fair value measurements	$9,164	$349,631	$79	$358,874

Nonrecurring fair value measurements
Impaired loans	$—	$—	$5,212	$5,212
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$5,219	$5,219

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2020	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$3,628	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-5% to -40%
				Liquidation expenses	(3)	-10%
Impaired loans	1,469	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -100%
Impaired loans	36	Used commercial vehicle guides		Guide value discounts	(4)	-30%
Mortgage servicing rights	160	Discounted cash flow		Remaining term		2 to 26 years
				Discount rate		12.00%

	Quantitative information about Level 3 fair value measurements
December 31, 2019	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$4,655	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-5% to -40%
				Liquidation expenses	(3)	-10%
Impaired loans	521	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-30% to -100%
Impaired loans	36	Used commercial vehicle guides		Guide value discounts	(4)	-30%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		2 to 27 years
				Discount rate		12.0% to 12.5%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2020 and 2019:

	Fair value measurements using significant unobservable inputs (Level 3)
	2020	2019
Balance, January 1,	$79	$116
Payments received	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	(8)	(4)
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$71	$112

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at March 31, 2020 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2020;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.09% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2020 and December 31, 2019:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt (carried at cost):  Long-term debt has stated maturities and have been valued using the present value of cash flows discounted at rates approximating the current market for similar debt instruments.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2020	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$46,489	$46,489	$46,489	$—	$—
Investment securities:
Equities	9,417	9,417	9,417	—	—
Available-for-sale	327,325	327,325	—	327,254	71
Restricted investment in stocks	1,000	1,000	—	1,000	—

Loans held-for-sale	216	224	—	224	—
Net loans	810,949	847,848	—	—	847,848
Mortgage servicing rights	438	458	—	—	458
Accrued interest receivable	3,023	3,023	—	3,023	—

Financial liabilities
Deposits with no stated maturities	$828,446	$828,446	$828,446	$—	$—
Deposits with stated maturities	215,075	217,689	—	217,689	—
Short-term borrowings	43,265	43,265	43,265	—	—
Long-term debt	10,000	10,225	—	10,225	—
Accrued interest payable	507	507	—	507	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	42	—	42	—

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair value measurements
December 31, 2019	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$17,608	$17,608	$17,608	$—	$—
Investment securities:
Equities	9,164	9,164	9,164	—	—
Available-for-sale	349,710	349,710	—	349,631	79
Restricted investment in stocks	1,073	1,073	—	1,073	—
Loans held-for-sale	977	997	—	997	—
Net loans	810,729	825,295	—	—	825,295
Mortgage servicing rights	441	551	—	—	551
Accrued interest receivable	2,828	2,828	—	2,828	—

Financial liabilities
Deposits with no stated maturities	$802,284	$802,284	$802,284	$—	$—
Deposits with stated maturities	235,576	235,557	—	235,557	—
Short-term borrowings	55,931	55,931	55,931	—	—
Accrued interest payable	909	909	—	909	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	47	—	47	—

10. COMMITMENTS AND CONTINGENCIES

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

A summary of the Company's financial instrument commitments is as follows:

	March 31,	December 31,
	2020	2019
Commitments to extend credit and unused lines of credit	$299,530	$273,088
Standby letters of credit	11,291	11,704
Total financial instrument commitments	$310,821	$284,792

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $10,009,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2020 and December 31, 2019 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases.  Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions.  During the three months ended March 31, 2020, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $1,086,000.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2020, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$130,164	13.87%	$75,059	8.00%	$93,823	10.00%
Bank	120,148	13.20	72,816	8.00	91,019	10.00

Tier I capital (to risk-weighted assets):
The Company	119,757	12.76	56,294	6.00	56,294	6.00
Bank	109,741	12.06	54,612	6.00	72,816	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	119,757	12.76	42,220	4.50	N/A	N/A
Bank	109,741	12.06	40,959	4.50	59,163	6.50

Tier I capital (to average assets):
The Company	119,757	9.80	48,859	4.00	N/A	N/A
Bank	109,741	9.07	48,372	4.00	60,465	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$130,412	13.82%	$75,498	8.00%	$94,373	10.00%
Bank	118,389	12.93	73,270	8.00	91,587	10.00

Tier I capital (to risk-weighted assets):
The Company	120,452	12.76	56,624	6.00	56,624	6.00
Bank	108,429	11.84	54,952	6.00	73,270	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	120,452	12.76	42,468	4.50	N/A	N/A
Bank	108,429	11.84	41,241	4.50	59,532	6.50

Tier I capital (to average assets):
The Company	120,452	9.78	49,283	4.00	N/A	N/A
Bank	108,429	8.89	48,804	4.00	61,005	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2018 Form 10-K, could affect the future financial results of QNB Corp. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•	Volatility in interest rates and shape of the yield curve;
•	Credit risk;
•	Liquidity risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting QNB’s business;
•	The effects of unforeseen external events, including acts of terrorism, natural disasters, and pandemics, including the COVID-19 Pandemic; and
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the three months ended March 31, 2020 and 2019, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three months ended March 31, 2020 or 2019, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2020 of $220,000, or $0.06 per share on a diluted basis, compared to net income of $3,379,000, or $0.97 per share on a diluted basis, for the same period in 2019. The Bank contributed $2,316,000 to net income for the first quarter of 2020 compared to $2,676,000 for the first quarter of 2019; whereas the holding company contributed a net loss of  $2,096,000 to the first quarter of 2020 compared to net income of $703,000 for the first quarter of 2019.  The net loss at the holding company resulted primarily from a decrease in the fair value of the equity portfolio during the first quarter of 2020.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.07% and 0.73%, respectively, for the quarter ended March 31, 2020 compared with 1.15% and 12.09%, respectively, for the quarter ended March 31, 2019.

Total assets as of March 31, 2020 were $1,232,010,000, compared with $1,225,023,000 at December 31, 2019. Loans receivable at March 31, 2020 were $821,283,000, compared with $820,616,000 at December 31, 2019, an increase of $667,000, or 0.1%, with commercial lending as the largest contributor to the growth. Total deposits of $1,043,521,000 at March 31, 2020 increased $5,661,000, or 0.5%, compared with total deposits of $1,037,860,000 at December 31, 2019.

Results for the three months ended March 31, 2020 include the following significant components:

•	Net interest income increased $327,000, or 3.7%, to $9,163,000 for the three months ended March 31, 2020.
•	Net interest margin on a tax-equivalent basis remained level for the quarter at 3.18%.
•	QNB recorded $500,000 in provision for loan losses for the quarter ended March 31, 2020, compared with $225,000 and for the same period in 2019, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•

Non-interest income decreased $3,880,000, to a net loss of $1,571,000 for the first quarter of 2020 compared with the same period in 2019.  Excluding unrealized gains (losses) on equity securities, non-interest income increased $36,000, or 2.7%, to $1,369,000 for the first quarter of 2020 compared with the same period in 2019.

•	Non-interest expense increased $554,000, or 8.2%, to $7,278,000 for the first quarter of 2020 compared to the same period in 2019.
•

Total non-performing loans were $15,761,000, or 1.93% of loans receivable at March 31, 2020, compared to $16,464,000, or 2.01% of loans receivable at December 31, 2019. Loans on non-accrual status were $11,134,000 at March 31, 2020 compared with $11,704,000 at December 31, 2019. Net charge-offs for the three months ended March 31, 2020 were $53,000, compared with $44,000 for the same period in 2019.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020	2019
Total interest income	$11,331	$11,289
Total interest expense	2,168	2,453
Net interest income	9,163	8,836
Tax-equivalent adjustment	176	197
Net interest income (fully taxable-equivalent)	$9,339	$9,033

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2020			March 31, 2019
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Government agencies	$56,163	1.86%	$261	$70,482	1.80%	$317
State and municipal	54,445	3.43	467	63,210	3.42	540
Mortgage-backed and CMOs	217,020	2.07	1,125	208,694	2.21	1,153
Pooled trust preferred securities	85	4.15	1	122	5.13	2
Corporate debt securities	8,007	3.65	73	8,024	3.78	76
Equities	11,352	3.26	92	10,108	2.97	74
Total investment securities	347,072	2.33	2,019	360,640	2.40	2,162
Loans:
Commercial real estate	478,146	4.76	5,661	444,119	4.79	5,247
Residential real estate	69,858	3.95	690	67,533	3.71	660
Home equity loans	64,222	4.18	667	69,363	4.73	810
Commercial and industrial	165,171	4.87	2,000	158,861	5.42	2,122
Consumer loans	6,440	5.57	89	6,916	6.20	106
Tax-exempt loans	38,003	3.60	341	42,982	3.32	352
Total loans, net of unearned income*	821,840	4.62	9,448	789,774	4.77	9,297
Other earning assets	11,461	1.41	40	2,242	4.85	27
Total earning assets	1,180,373	3.92	11,507	1,152,656	4.04	11,486
Cash and due from banks	13,769			11,648
Allowance for loan losses	(9,951)			(8,915)
Other assets	37,296			31,985
Total assets	$1,221,487			$1,187,374

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$226,307	0.41%	231	$208,417	0.45%	232
Municipals	105,725	1.33	349	92,950	2.01	461
Money market	79,567	0.74	147	107,658	1.07	285
Savings	251,445	0.59	368	247,815	0.67	408
Time	118,921	1.56	463	117,358	1.45	419
Time of $100,000 or more	113,231	1.78	501	103,337	1.80	458
Total interest-bearing deposits	895,196	0.93	2,059	877,535	1.05	2,263
Short-term borrowings	47,683	0.78	92	59,185	1.30	190
Long-term debt	4,231	1.57	17	—	—	—
Total interest-bearing liabilities	947,110	0.92	2,168	936,720	1.06	2,453
Non-interest-bearing deposits	142,398			130,525
Other liabilities	10,295			6,825
Shareholders' equity	121,684			113,304
Total liabilities and shareholders' equity	$1,221,487			$1,187,374
Net interest rate spread		3.00%			2.98%
Margin/net interest income		3.18%	$9,339		3.18%	$9,033

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three months ended March 31, 2020 and 2019.

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

	Three months ended
	March 31, 2020 compared
	to March 31, 2019
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Government agencies	$(56)	$(64)	$8
State and municipal	(73)	(75)	2
Mortgage-backed and CMOs	(28)	47	(75)
Pooled trust preferred securities	(1)	(1)	—
Corporate debt securities	(3)	—	(3)
Equities	18	10	8
Total Investment securities (AFS & Equity)	(143)	(83)	(60)
Loans:
Commercial real estate	414	450	(36)
Residential real estate	30	23	7
Home equity loans	(143)	(54)	(89)
Commercial and industrial	(122)	103	(225)
Consumer loans	(17)	(7)	(10)
Tax-exempt loans	(11)	(38)	27
Total Loans	151	477	(326)
Other earning assets	13	111	(98)
Total interest income	21	505	(484)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	(1)	22	(23)
Municipals	(112)	68	(180)
Money market	(138)	(73)	(65)
Savings	(40)	10	(50)
Time	44	10	34
Time of $100,000 or more	43	48	(5)
Total interest-bearing deposits	(204)	85	(289)
Short-term borrowings	(98)	(36)	(62)
Long-term debt	17	1	16
Total interest expense	(285)	50	(335)
Net interest income	$306	$455	$(149)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the first quarter of 2020 were $1,180,373,000, an increase of $27,717,000, or 2.4%, from the first quarter of 2019, with average loans increasing $32,066,000, or 4.1%, and average investment securities decreasing $13,568,000, or 3.8%, over the same period. Growth in the loan portfolio supports interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 69.6% for the first quarter of 2020, compared with 68.5% for the first quarter of 2019. On the funding side, average deposits increased $29,534,000, or 2.9%, to $1,037,594,000 for the first quarter of 2020 primarily due to growth in municipal deposits, interest bearing demand and time deposits. Yields on time deposits became more favorable than money markets accounts and customers continue to reinvest funds into more liquid accounts. Average short-term borrowed funds for the first quarter of 2020 decreased $11,502,000, to $47,683,000, which consisted of average commercial repurchase agreements of $40,695,000 and average overnight borrowings of $6,988,000.  For the

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

same period in 2019, borrowings consisted of average commercial repurchase agreements of $41,795,000 and average overnight borrowings of $17,390,000.

The net interest margin for the first quarter of 2020 remained flat at 3.18% compared to the same period in 2019. While competition for quality loans in our local market continues to exert pressure on the net interest margin, prime rate fluctuations during 2019 and 2020 have provided increased competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $21,000, or 0.2%, to $11,507,000 for the first quarter of 2020; total interest expense decreased $285,000, or 11.6%, to $2,168,000. Growth in earning assets contributed to the increase in interest income. All categories of interest-bearing deposits, except time less than $100,000, experienced lower rates in the first quarter of 2020 compared to first quarter of 2019, due to rate decreases for municipal deposits indexed to Fed Funds, and a 35-basis point rate decrease to the eSavings and Rewards products and a ten-basis point decrease in the top tiers of the Money Market product since March 31, 2019.

The yield on earning assets on a tax-equivalent basis decreased 12 basis points from 4.04% for the first quarter of 2019, to 3.92% for the first quarter of 2020. The cost of interest-bearing liabilities was 0.92% for the first quarter ended March 31, 2020, compared with 1.06% for the same period in 2019.

Interest income on investment securities (available-for-sale and equity) decreased $7,000 when comparing the quarters ended March 31, 2020 and 2019. The average yield on the investment portfolio was 2.33% for the first quarter of 2020 compared with 2.40% for the first quarter of 2019. Proceeds from sales, payments, calls and maturities, net of purchases, were utilized to grow the loan portfolio at higher yields than the investment portfolio with any excess funds reinvested in higher yielding investments or interest-earning deposit accounts.

Income on U.S. Government agency securities decreased $56,000 as the volume decreased $14,319,000.

Interest income on municipal securities, which are primarily tax-exempt, declined due to a $8,326,000 decrease in average balances.  Proceeds from matured, called and sold municipal securities were invested back into the municipal and mortgage-backed securities portfolios and used to grow the loan portfolio. Typically, QNB purchases municipal bonds with 10-20-year maturities and could have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $28,000 due to a 14-basis point decline in yield partially offset by an $8,326,000 increase in average balances. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $151,000 to $9,448,000 when comparing the first quarters of 2020 and 2019, with a 4.1% growth in average balances contributing an increase in interest income of 477,000. The yield on loans, at 4.62%, was 15 basis points lower than the first quarter of 2019, contributing to a $326,000 decrease in interest income.  Competitive pressures compressed the yields on new loans being originated.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $414,000 when comparing the first quarters of 2020 and 2019, primarily due to the 7.7% increase in average balances. Average balances increased $34,027,000, to $478,146,000 for the quarter ended March 31, 2010 compared with the same quarter in 2019. The yield on commercial real estate loans decreased three basis points from 4.79% in 2019 to 4.76% in 2020.

Income on commercial and industrial loans decreased $122,000 when comparing the first quarters of 2020 and 2019. The average yield on these loans decreased 55 basis points to 4.87% resulting in a decrease in income of $225,000; average balances increased $6,310,000, to $165,171,000 for the first quarter of 2020 resulting in a $103,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate, which decreased 25 basis points in August 2019 with an additional decrease of 25 basis points in September 2019, 25 basis points in October and a total of 150 basis points in March 2020.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Tax-exempt loan income was $341,000 for the first quarter of 2020, a decrease of $11,000 from the same period in 2019. Average balances decreased $4,979,000, or 4.1%, to $38,003,000 for the first quarter of 2020, resulting in a decrease of $38,000 in income. The yield on municipal loans increased 28 basis points, to 3.60% for the first quarter of 2020, compared with the same period in 2019, resulting in an increase of $27,000 in interest income.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  The positive impact of this focus has been year-over-year growth in balances in overall retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $2,325,000, or 3.4%, to $69,858,000 for the first quarter of 2020 compared to the same period in 2019. Over this same timeframe, the average yield on the portfolio increased four basis points to 3.95% for the first quarter of 2020. The combined result was an increase in interest income of $30,000. Average home equity loans decreased by $5,141,000, or 7.4%, to $64,222,000 and the average yield decreased 56 basis points to 4.18% resulting in a combined decrease in interest income of $143,000. The yield on the consumer portfolio decreased 63 basis points to 5.57% for the first quarter of 2020 and there was a slight decrease in average balances resulting in a combined $17,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $285,000, when comparing the first quarter of 2020 to the same period in 2019.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand deposits. Average non-interest-bearing demand accounts increased $11,873,000, or 9.1%, to $142,398,000 for the first quarter of 2020. QNB has been successful in increasing both personal and business checking accounts. Average interest-bearing demand accounts increased $17,890,000, or 8.6%, to $226,307,000 for the first quarter of 2020. Interest expense on interest-bearing demand accounts decreased slightly to $231,000 for the same period, as the average rate paid decreased four basis points to 0.41% for the first quarter 2020. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2020, the average balance in this product was $65,926,000 and the related interest expense was $98,000 for an average yield of 0.59%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2019 was $58,256,000 and the related interest expense was $94,000 for an average yield of 0.65%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts decreased $112,000 to $349,000 for the first quarter of 2020. The average interest rate paid on municipal interest-bearing demand accounts decreased 68 basis points to 1.33% for the first quarter of 2020 and average balances increased $12,775,000, or 13.7%, to $105,725,000. Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore the decreases in the Federal funds rate affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts decreased $28,091,000, or 26.1%, to $79,567,000 for the first quarter of 2020 compared with the same period in 2019. Interest expense on money market accounts decreased $138,000 to $147,000, and the average interest rate paid on money market accounts decreased 33 basis points to 0.74% for the first quarter of 2020. Most of the balances in this category are in a product that pays a tiered rate based on account balances. A portion of these funds moved to higher yielding time deposits.

Interest expense on savings accounts decreased $40,000 when comparing the first quarter of 2020 to the first quarter of 2019. The average interest rate paid on savings accounts decreased eight basis points to 0.59% for the first quarter of 2020. When comparing these same periods, average savings accounts increased $3,630,000, or 1.5%, to $251,445,000 for the first quarter of 2020 primarily due to increases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2020 of $179,741,000 compared to $176,819,000 in the same period of 2019. The average yield paid on these accounts was 0.75% for the first quarter of 2020 and 0.86% for the same period in 2019. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $862,000 when comparing the first quarter of 2020 average to the same period in 2019.

Interest expense on time deposits totaled $964,000 for the first quarter of 2020 compared to $877,000 in 2019. Average total time deposits increased $11,457,000 to $232,152,000 for the first quarter of 2020. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased six basis points from 1.59% to 1.65% when comparing the first quarter of 2019 to the same period in 2020.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Approximately $139,789,000, or 65%, of time deposits at March 31, 2020 will mature over the next 12 months. The average rate paid on these time deposits is approximately 1.51%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings decreased $98,000 for the first quarter of 2020 to $92,000 when compared to the same period in 2019. When comparing these same periods, average balances decreased from $59,185,000 to $47,683,000 due to a decrease in average FHLB borrowings of $10,689, with a rate decrease of 77 basis points, to 1.88% for the first quarter of 2020, and a decrease in average repurchase agreement balances of $1,100,000, with a 12-basis point decrease in rate.    During the first quarter of 2020, QNB borrowed long-term debt of $10,000,000 to lock in at a low yield. Average long-term debt was $4,231,000 with an average yield of 1.57%; 31 basis points lower than the average rate paid on  FHLB short-term borrowings.

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

Based on this analysis, QNB recorded $500,000 in provision for loan losses in the three months ended March 31, 2020 compared with $225,000 for the same period in 2019. The additional loan loss provision was recorded for the three months ended March 31, 2020 due to the decline in economic activity resulting from the COVID-19 Pandemic. QNB's allowance for loan losses of $10,334,000 represents 1.26% of loans receivable at March 31, 2020 compared with an allowance for loan losses of $9,887,000, or 1.20% of loans receivable, at December 31, 2019, and $9,015,000, or 1.12% of loans receivable at March 31, 2019. Management believes the allowance for loan losses at March 31, 2020 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs were $53,000 for the three months ended March 31, 2020 compared to net charge-offs of $44,000 for the same period in 2019. Charge-offs of approximately $92,000 during the three months ended March 31, 2020 consisted of overdraft charge-offs of $29,000, student loans of $58,000 and other consumer loans of $5,000. These were partially offset by $39,000 in recoveries comprising $29,000 in repayments from borrowers of previously charged-off credits, and $10,000 related to overdraft recoveries. Annualized net charge-offs as a percentage of average loans receivable were 0.03% for the three months ended March 31, 2020 compared with annualized charge-offs as a percentage of average loans receivable of 0.02% for the same period in 2019.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-performing assets were $15,861,000 at March 31, 2020 compared to $16,464,000 as of December 31, 2019 and $9,753,000 at March 31, 2019. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.93% of loans receivable at March 31, 2010 compared with 2.01% of loans receivable at December 31, 2019 and 1.21% of loans receivable at March 31, 2019.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2020, $4,172,000, or approximately 37% of the loans classified as non-accrual are current or past due less than 30 days. Loans classified as substandard or doubtful totaled $15,173,000, a decrease of $749,000, or 4.7%, from the $15,922,000 reported at December 31, 2019 and an increase of $452,000, or 3.1%, from the $14,721,000 reported at March 31, 2019.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2020, December 31, 2019, or March 31, 2019. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 1.32% of loans receivable at March 31, 2020 compared with 0.85% at December 31, 2019 and 0.99% at March 31, 2019.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,727,000 at March 31, 2020, compared with $4,760,000 at December 31, 2019, and $2,047,000 at March 31, 2019. There were no newly identified troubled debt restructuring during the three months ended March 31, 2020. QNB had no other real estate owned or repossessed assets at March 31, 2019, December 31, 2019, or March 31, 2019.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2019	2019	2019
Non-accrual loans	$11,134	$11,704	$7,706
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,727	4,760	2,047
Total non-performing loans	15,861	16,464	9,753
Total non-performing assets	$15,861	$16,464	$9,753

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$821,695	$811,413	$789,737
Total loans	821,283	820,616	804,528

Allowance for loan losses	10,334	9,887	9,015

Allowance for loan losses to:
Non-performing loans	65.15%	60.05%	92.43%
Total loans (excluding held-for-sale)	1.26%	1.20%	1.12%
Average total loans (excluding held-for-sale)	1.26%	1.22%	1.14%

Non-performing loans / total loans (excluding held-for-sale)	1.93%	2.01%	1.21%
Non-performing assets / total assets	1.29%	1.34%	0.81%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

An analysis of net loan charge-offs for the three months ended March 31, 2020 compared to 2019 is as follows:

	For the Three Months Ended March 31,
	2020	2019
Net charge-offs	$53	$44

Net annualized charge-offs to:
Total loans	0.03%	0.02%
Average total loans excluding held-for-sale	0.03%	0.02%
Allowance for loan losses	2.06%	1.98%

At March 31, 2020 and December 31, 2019, the recorded investment in loans for which impairment has been identified totaled $16,221,000 and $16,860,000 of which $7,540,000 and $8,082,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $8,681,000 and $8,778,000 at March 31, 2020 and December 31, 2019, respectively, and the related allowance for loan losses associated with these loans was $3,548,000 and $3,556,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended March 31,		Change from prior year
	2020	2019	Amount	Percent
Net gain on sales of investment securities	$-	$6	$(6)	(100.0)%
Unrealized (loss) gain on investment equity securities	(2,940)	976	(3,916)	(401.2)
Fees for services to customers	411	393	18	4.6
ATM and debit card	488	470	18	3.8
Retail brokerage and advisory	113	141	(28)	(19.9)
Bank-owned life insurance	68	68	-	-
Merchant	91	75	16	21.3
Net gain on sale of loans	81	21	60	285.7
Other	117	159	(42)	(26.4)
Total	$(1,571)	$2,309	$(3,880)	(168.0)%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2020 was a net loss of $1,571,000, a decrease of $3,880,000, compared to income of $2,309,000 for the first quarter of 2019. Excluding net unrealized gains (losses) on investment securities for both periods, total non-interest income was $1,369,000 and $1,333,000 for the quarters ended March 31, 2020 and 2019, respectively, an increase of $36,000 or 2.7%.

During the first quarter of 2020, unrealized losses of $2,940,000 were recorded compared to unrealized gains of $976,000 in the same period of 2019. The unrealized losses for the three months ended March 31, 2020 resulted from the decline in the fair value of the equity portfolio, the performance of which was consistent with the overall performance of the U.S. stock market for the period. The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 3.26%.  The estimated cumulative contribution (realized and unrealized net gains, plus dividends) of the equities portfolio to earnings per share from January 1, 2008 through March 31, 2020 is $1.10 per share.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans increased $60,000 when comparing the two periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $2,498,000 and $675,000 for the first quarters of 2020 and 2019, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Fees for services to customers increased $18,000, or 4.6%, to $411,000 for the first quarter of 2020, due primarily to an increase in net overdraft income. ATM and debit card income increased $18,000, or 3.8%, to $488,000 for the first quarter of 2020, compared to the same period in 2019, due to increases in card-based transactions and expansion of checking account households.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees decreased $28,000, or 19.9%, to $113,000 for the first quarter of 2020 compared to the same period in 2019. During 2019, there was a continued transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction. Advisory fees remained level with 2019. Transactional fees declined are the primary reason for the decrease when comparing first quarters of 2020 and 2019.

Merchant income increased $16,000, or 21.3%, when comparing the two periods. Other non-interest income decreased $42,000, or 26.4%. Other non-interest income includes broker-dealer conversion cost reimbursements of $17,000 and $29,000 in the first quarter of 2020 and 2019, respectively, contributing $12,000 to the decline. There were declines in checks sale income of $12,000 and mortgage serving fee income of $9,000 when comparing the two quarters.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended March 31,		Change from prior year
	2020	2019	Amount	Percent
Salaries and employee benefits	$4,072	$3,781	$291	7.7%
Net occupancy	523	505	18	3.6
Furniture and equipment	675	557	118	21.2
Marketing	322	237	85	35.9
Third-party services	454	440	14	3.2
Telephone, postage and supplies	195	199	(4)	(2.0)
State taxes	243	171	72	42.1
FDIC insurance premiums	137	130	7	5.4
Other	657	704	(47)	(6.7)
Total	$7,278	$6,724	$554	8.2%

Quarter to Quarter Comparison

Total non-interest expense was $7,278,000 for the first quarter of 2020, an increase of $554,000, or 8.2%, compared to the first quarter of 2019.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $291,000, or 7.7%, to $4,072,000 when comparing the two quarters, in part due to the addition of branch staff in our new Allentown, Pennsylvania location. Salary expense and related payroll taxes increased $305,000, or 9.8%, to $3,431,000 during the first quarter of 2020 compared to the same period in 2019. Medical premiums, net of employee contributions decreased $26,000 to $358,000 when comparing the two quarters due to a decrease in medical claims. Retirement plan and post retirement life expense increased $8,000 during the same period.

Net occupancy and furniture and equipment expenses increased $18,000, or 3.6%, and $118,000, or 21.2%, respectively. This is due primarily to increased rent, depreciation of furniture and equipment and software maintenance expense of $46,000, $69,000 and $39,000, respectively, when comparing the two periods. Marketing expense increased $85,000, or 35.9%, to $322,000 for the quarter ended March 31, 2020 due to the timing of sponsorships and donations and the promotion of the new Allentown location.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $14,000 when comparing the two periods, due primarily to fees paid to outside vendors for support

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

services. State taxes increased $72,000 due to timing of tax credits received in 2020 versus 2019 and increase bank shares tax expense. FDIC insurance premiums increased $7,000. Other expense included the write-off of a receivable of $452,000 in 2019.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2020, QNB’s net deferred tax asset was $1,007,000. The primary components of deferred taxes are deferred tax assets of which $2,170,000 relates to the allowance for loan losses. As of December 31, 2019, QNB’s net deferred tax asset was $1,441,000. The decrease in the balance of net deferred tax assets when comparing March 31, 2020 to December 31, 2019 is due to the increase in unrealized gains on available for sale securities at March 31, 2020 compared to December 31, 2019, contributing to $1,221,000 of the decline. This decline was partially offset by the deferred tax on unrealized losses at March 31, 2020 compared to gains at December 31, 2019 on equity securities, resulting in an increase of $756,000.

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

Applicable income tax benefit was $406,000 for the quarter ended March 31, 2020, compared to expense $817,000 for the same period in 2019. The effective tax rate for first quarter of 2020 was 218.3%, compared with 19.5% for the same period in 2019. The increase in effective tax rate in 2020 is due to the state income tax benefit at the parent company related to the unrealized losses on the equities portfolio and to the proportion of tax-exempt net interest income to income before taxes.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Rate competition for quality loans is anticipated to continue through 2020. It is also anticipated that the rate competition for attracting and retaining deposits may continue in 2020, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2020 were $1,232,010,000 compared with $1,225,023,000 at December 31, 2019. Cash and cash equivalents increased $28,881,000 from $17,608,000 at December 31, 2019 to $46,489,000 at March 31, 2020, due primarily to calls of investment securities during the three months ended March 31, 2020.

The composition of the investment portfolio changed since December 31, 2019 as U.S. Government Agencies decreased from 19.5% of the overall available-for-sale portfolio to 9.5% at March 31, 2020; State and Municipals increased from 14.5% to 19.2% and U.S. Government agencies and sponsored enterprises increased from 63.3% to 68.9% over the same period.  The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. QNB owns one CDO in the form of a pooled trust preferred security, with a fair value of $71,000. PreTSL IV represents the senior-most obligation of the trust.

Loans receivable grew $667,000, or 0.1%, with commercial loans increasing $1,046,000, or 0.2%, to $672,155,000 at March 31, 2020, compared with $671,109,000 at year-end 2019. Retail loan balances declined $336,000 comparing March 31, 2020 to December 31, 2019.

Deposits grew $5,661,000, or 0.5%, from December 31, 2019 to March 31, 2020. Non-interest-bearing demand deposits remained fairly level with balances of $146,143,000 at March 31, 2020 compared with $146,270,000 at year-end 2019. Interest-bearing demand

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

balances, excluding municipal deposits, increased $14,289,000, or 6.5%, to $235,290,000, with increases in all personal checking products and in the business checking product. The $14,228,000 increase in savings and $5,930,000 increase in money markets was offset by the decline in time deposits as balances were moved to higher-yielding or more liquid accounts. Total time deposits declined $20,501,000 from December 31, 2019 to March 31, 2020. Municipal deposit balances declined $8,158,000, or 7.3%, to $103,759,000. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings decreased 22.6%, from $55,931,000 at December 31, 2019 to $43,265,000 at March 31, 2020. Commercial sweep accounts decreased $849,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by increases in business non-interest-bearing demand accounts. Overnight borrowings from FHLB decreased $11,817,000. During the first quarter of 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in at a low yield, the average  yield of 1.57% for the quarter was 31 basis points lower than the average rate paid on  FHLB short-term borrowings.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2020, the Bank had a maximum borrowing capacity with the FHLB of approximately $321,621,000, net of the $10,000,000 in long-term borrowings and a $350,000 letter of credit at March 31, 2020. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $61,000,000. At March 31, 2020 there were no outstanding borrowings under these lines. During the three months ended March 31, 2020, the Bank borrowed from the FHLB to fund short-term and long-term liquidity needs. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $5,988,000 since December 31, 2019, totaling $383,447,000 at March 31, 2020. Growth in deposits since year-end 2019 has been used to fund loans and cover operating expenses. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $190,462,000 and $205,016,000 of available-for-sale debt securities at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2020 was $124,613,000, or 10.11% of total assets, compared with shareholders' equity of

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$120,717,000, or 9.85% of total assets, at December 31, 2019. Shareholders’ equity at March 31, 2020 and December 31, 2019 included a positive adjustment of $4,848,000 and positive adjustment $257,000, respectively, related to unrealized holding gains (losses), net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.76% and 9.84% at March 31, 2020 and December 31, 2019, respectively.

Average shareholders' equity and average total assets were $121,684,000 and $1,221,487,000 for the three months ended March 31, 2020, an increase of 7.4% and 2.9%, respectively, from the averages for the three months ended March 31, 2019. The ratio of average total equity to average total assets was 9.96% for the three months ended March 31, 2020 compared to 9.54% for the same period in 2019.

Retained earnings at March 31, 2020 were impacted by three months of net income totaling $220,000 offset by dividends declared and paid of $1,197,000 for the same period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $220,000 to capital during the three months ended March 31, 2020.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2020, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

QNB and the Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier 1 capital and Tier 2 capital. Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III) were fully phased-in January 1, 2019.

Minimum requirements increased for both the quantity and quality of capital. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer of 2.5%. QNB and the Bank have sufficient capital to meet minimum regulatory capital requirements plus the fully phased-in capital conservation buffer.

The following table sets forth consolidated information for QNB:

	March 31,	December 31,
Capital Analysis	2020	2019
Regulatory Capital
Shareholders' equity	$124,613	$120,717
Net unrealized securities losses, net of tax	(4,848)	(257)
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	119,757	120,452

Tier I capital	119,757	120,452
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	10,407	9,960
Total regulatory capital	$130,164	$130,412
Risk-weighted assets	$938,232	$943,725
Quarterly average assets for leverage capital purposes	$1,221,479	$1,232,064

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	March 31,	December 31,
Capital Ratios	2020	2019
Common equity tier I capital / risk-weighted assets	12.76%	12.76%
Tier I capital / risk-weighted assets	12.76	12.76
Total regulatory capital / risk-weighted assets	13.87	13.82
Tier I capital / average assets (leverage ratio)	9.80	9.78

At March 31, 2020, common equity Tier I, Tier I capital, and total regulatory capital ratios remained level compared with December 31, 2019. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2020.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2020 is liability sensitive. Management expects that market interest rates will remain level over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2020 and 2019 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to increase when interest rates are higher than current rates, except for the +300 basis point scenario.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2020	2019
+300	-0.37%	-4.86%
+200	0.58%	-3.11%
+100	1.05%	-1.42%
-100	-5.06%	-0.71%

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

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2020, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

March 31, 2020

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

The outbreak of the recent coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, could adversely affect the Company’s business, financial condition and results of operations.

QNB's business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of QNB’s customers, as well the business and operations of QNB.  Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States.  The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause QNB’s customers to be unable to meet existing payment or other obligations to QNB, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in the QNB’s market area.  Although the Company maintains contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel of QNB necessary to conduct the business of QNB.  Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for QNB’s business.  If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, QNB could experience a material adverse effect on its business, financial condition, and results of operations.

There were no other material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended March 31, 2020. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2020 through January 31, 2020	—	—	—	42,117
February 1, 2020 through February 29, 2020	—	—	—	42,117
March 1, 2020 through March 31, 2020	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: May 7, 2020	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 7, 2020	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: May 7, 2020	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank