Form 10-Q
period 2020-06-30
QNB CORP
filed 2020-08-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, par value $0.625	3,542,261

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2020

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$13,495	$12,398
Interest-bearing deposits in banks	53,278	5,210
Total cash and cash equivalents	66,773	17,608
Investments:
Available-for-sale (amortized cost $396,380 and $349,385)	403,620	349,710
Equity securities (cost of $12,406 and $9,053)	10,744	9,164
Restricted investment in stocks	1,041	1,073
Loans held-for-sale	3,679	977
Loans receivable	878,620	820,616
Allowance for loan losses	(10,464)	(9,887)
Net loans	868,156	810,729
Bank-owned life insurance	11,628	11,490
Premises and equipment, net	16,043	15,608
Accrued interest receivable	3,732	2,828
Net deferred tax assets	500	1,441
Other assets	4,563	4,395
Total assets	$1,390,479	$1,225,023

Liabilities
Deposits
Demand, non-interest bearing	$209,581	$146,270
Interest-bearing demand	372,462	332,918
Money market	96,340	75,634
Savings	297,053	247,462
Time	113,441	120,917
Time of $100 or more	94,311	114,659
Total deposits	1,183,188	1,037,860
Short-term borrowings	57,412	55,931
Long-term debt	10,000	—
Accrued interest payable	451	909
Other liabilities	10,865	9,606
Total liabilities	1,261,916	1,104,306

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,706,830 shares and 3,684,336
shares issued; 3,542,261 and 3,519,767 shares outstanding	2,317	2,303
Surplus	21,876	21,261
Retained earnings	101,127	99,372
Accumulated other comprehensive gain, net of tax	5,719	257
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	128,563	120,717
Total liabilities and shareholders' equity	$1,390,479	$1,225,023

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data - unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$8,958	$9,637	$18,334	$18,860
Interest and dividends on investment securities (Available-for-sale & Equity):
Taxable	1,404	1,660	2,969	3,274
Tax-exempt	348	382	698	808
Interest on interest-bearing balances and other interest income	30	33	70	59
Total interest income	10,740	11,712	22,071	23,001

Interest expense
Interest on deposits
Interest-bearing demand	245	788	825	1,481
Money market	95	227	242	512
Savings	277	397	645	805
Time	409	479	872	898
Time of $100,000 or more	391	514	892	972
Interest on short-term borrowings	50	196	142	386
Interest on long-term debt	39	—	56	—
Total interest expense	1,506	2,601	3,674	5,054
Net interest income	9,234	9,111	18,397	17,947
Provision for loan losses	250	150	750	375
Net interest income after provision for loan losses	8,984	8,961	17,647	17,572

Non-interest income
Net gain on sales of investments available-for-sale and equity securities	169	584	169	590
Unrealized (loss) gain on investment equity securities	1,166	(405)	(1,774)	571
Fees for services to customers	242	422	653	815
ATM and debit card	516	519	1,004	989
Retail brokerage and advisory	169	133	282	274
Bank-owned life insurance	69	70	137	138
Merchant	97	99	188	174
Net gain on sale of loans	365	28	446	49
Other	24	204	141	363
Total non-interest income	2,817	1,654	1,246	3,963

Non-interest expense
Salaries and employee benefits	3,985	3,790	8,057	7,571
Net occupancy	524	506	1,047	1,011
Furniture and equipment	656	591	1,331	1,148
Marketing	155	263	477	500
Third party services	503	446	957	886
Telephone, postage and supplies	194	152	389	351
State taxes	159	207	402	378
FDIC insurance premiums	142	135	279	265
Other	551	703	1,208	1,407
Total non-interest expense	6,869	6,793	14,147	13,517
Income before income taxes	4,932	3,822	4,746	8,018
Provision for income taxes	998	679	592	1,496
Net income	$3,934	$3,143	$4,154	$6,522
Earnings per share - basic	$1.11	$0.90	$1.18	$1.87
Earnings per share - diluted	$1.11	$0.90	$1.18	$1.86
Cash dividends per share	$0.34	$0.33	$0.68	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2020			2019
For the Three Months Ended June 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$4,932	$998	$3,934	$3,822	$679	$3,143
Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period	1,103	231	872	4,097	861	3,236
Reclassification adjustment for gains included in net income	(1)	—	(1)	—	—	—
Other comprehensive income	1,102	231	871	4,097	861	3,236
Total comprehensive income	$6,034	$1,229	$4,805	$7,919	$1,540	$6,379

For the Six Months Ended June 30,	2020			2019
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$4,746	$592	$4,154	$8,018	$1,496	$6,522
Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	6,915	1,452	5,463	8,488	1,783	6,705
Reclassification adjustment for (gains) losses included in net income	(1)	—	(1)	39	8	31
Other comprehensive income	6,914	1,452	5,462	8,527	1,791	6,736
Total comprehensive income	$11,660	$2,044	$9,616	$16,545	$3,287	$13,258

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three month ended June 30, 2020 and 2019

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2020	3,530,670	$2,309	$21,537	$98,395	$4,848	$(2,476)	$124,613
Net income		—	—	3,934	—	—	3,934
Other comprehensive income, net of tax		—	—	—	871	—	871
Cash dividends declared ($0.34 per share)		—	—	(1,202)	—	—	(1,202)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,668	6	234	—	—	—	240
Stock issued for employee stock purchase plan	2,923	2	73	—	—	—	75
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	32	—	—	—	32
Balance, June 30, 2020	3,542,261	$2,317	$21,876	$101,127	$5,719	$(2,476)	$128,563

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2019	3,493,935	$2,286	$20,319	$93,863	$(3,632)	$(2,476)	$110,360
Net income		—	—	3,143	—	—	3,143
Other comprehensive loss, net of tax		—	—	—	3,236	—	3,236
Cash dividends declared ($0.33 per share)		—	—	(1,154)	—	—	(1,154)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,644	4	194	—	—	—	198
Stock issued for employee stock purchase plan	1,617	1	53	—	—	—	54
Stock issued for options exercised	250	—	8	—	—	—	8
Stock-based compensation expense		—	33	—	—	—	33
Balance, June 30, 2019	3,501,446	$2,291	$20,607	$95,852	$(396)	$(2,476)	$115,878

The accompanying notes are an integral part of the consolidated financial statements

For the Six Months Ended June 30, 2020 and 2019

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2020	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	4,154	—	—	4,154
Other comprehensive income, net of tax		—	—	—	5,462	—	5,462
Cash dividends declared ($0.68 per share)		—	—	(2,399)	—	—	(2,399)
Stock issued in connection with dividend reinvestment and stock purchase plan	16,450	10	450	—	—	—	460
Stock issued for employee stock purchase plan	2,923	2	73	—	—	—	75
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		—	57	—	—	—	57
Balance, June 30, 2020	3,542,261	$2,317	$21,876	$101,127	$5,719	$(2,476)	$128,563

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2019	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348
Net income		—	—	6,522	—	—	6,522
Other comprehensive loss, net of tax		—	—	—	6,736	—	6,736
Cash dividends declared ($0.66 per share)		—	—	(2,305)	—	—	(2,305)
Stock issued in connection with dividend reinvestment and stock purchase plan	12,290	8	425	—	—	—	433
Stock issued for employee stock purchase plan	1,617	1	53	—	—	—	54
Stock issued for options exercised	3,459	2	28	—	—	—	30
Stock-based compensation expense		—	60	—	—	—	60
Balance, June 30, 2019	3,501,446	$2,291	$20,607	$95,852	$(396)	$(2,476)	$115,878

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the six months ended June 30,	2020	2019
Operating Activities
Net income	$4,154	$6,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	999	808
Provision for loan losses	750	375
Net gain on calls and sales of debt and equity securities	(169)	(590)
Net unrealized loss (gain) on equity securities	1,774	(571)
Net loss (gain) on sale of other real estate and premises and equipment	6	(58)
Net gain on sale of loans	(446)	(49)
Proceeds from sales of residential mortgages held-for-sale	10,193	1,864
Origination of residential mortgages held-for-sale	(12,449)	(1,815)
Increase in cash surrender value of bank-owned life insurance	(137)	(138)
Stock-based compensation expense	57	60
Deferred income tax (benefit) provision	(511)	405
Net increase in income taxes payable	392	172
Net increase in accrued interest receivable	(904)	(1,110)
Amortization of mortgage servicing rights and change in valuation allowance	112	25
Net amortization of premiums and discounts on investment securities	959	699
Net (decrease) increase in accrued interest payable	(458)	150
Operating lease payments	(324)	(282)
Increase in other assets	(651)	(881)
Decrease in other liabilities	(1,408)	(591)
Net cash provided by operating activities	1,939	4,995
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	95,070	21,419
Proceeds from the sale of investments available-for-sale	6,931	20,783
Proceeds from the sale of equity securities	1,428	4,520
Purchases of investments available-for-sale	(148,081)	(37,919)
Purchases of equity securities	(4,614)	(798)
Proceeds from redemption of investment in restricted stock	1,495	4,600
Purchases of restricted stock	(1,463)	(5,675)
Net increase in loans	(58,177)	(32,190)
Net purchases of premises and equipment	(345)	(634)
Proceeds from sales of other real estate owned	—	58
Net cash used in investing activities	(107,756)	(25,836)
Financing Activities
Net increase in non-interest bearing deposits	63,311	20,976
Net increase (decrease) in interest-bearing deposits	82,017	(5,913)
Net increase in short-term borrowings	1,481	8,176
Increase in long-term debt	10,000	—
Cash dividends paid, net of reinvestment	(2,109)	(2,031)
Proceeds from issuance of common stock	282	243
Net cash provided by financing activities	154,982	21,451
Increase in cash and cash equivalents	49,165	610
Cash and cash equivalents at beginning of year	17,608	13,458
Cash and cash equivalents at end of period	$66,773	$14,068
Supplemental Cash Flow Disclosures
Interest paid	$4,132	$4,904
Net income taxes paid	712	920
Non-cash transactions:
Unsettled trades to purchase securities	(1,873)	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,086	501

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2019 Annual Report incorporated in the Form 10-K. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Recent Developments

On March 11, 2020, the disease caused by the coronavirus was declared a pandemic by the World Health Organization (the “COVID-19 Pandemic”).   QNB, its employees, customers and shareholders are being impacted by the COVID-19 Pandemic.  QNB immediately activated portions of its business continuity program to prepare for possible alternate work arrangements and loss of staff due to illness.  QNB has provided several solutions to maintain the health and safety of its employees, customers and shareholders.   Initially, nine branches serviced customers primarily via drive-up window; customers also made appointments for in-branch service.  Drive-ups operated under normal or expanded hours.  Night Drops remained available 24/7.  Three of QNB’s twelve offices do not offer drive-up service.  Our Quakertown Commons Office in the GIANT Food Store was temporarily closed. Our Allentown and Warminster Offices remained available for restricted access (one customer at a time) during normal business hours.  Because banking was designated an essential service by Governor Wolf, access to safe deposit boxes or to conduct any other in-person transaction were arranged by appointment only.   Currently, all QNB office lobbies have reopened with their normal operating hours but are operating under limited capacities, our banking by appointment service remains available. Our Quakertown Commons office inside GIANT Food Store has also reopened; however, staff is limited due to social distancing requirements. Drive-ups are also operating under normal hours.  All visitors to any QNB office are required to wear face masks upon entering the building, in accordance with the state mandates. All QNB employees are required to wear face masks when working on company premises.  Employees with remote access are strongly encouraged to work from home.  QNB has not incurred any significant disruptions to its business continuity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  As permitted under Section 4013 of the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period.  Upon requests from customers, QNB has provided: an interest only payment option; up to 90 days; payment deferment for mortgage and consumer loans with no late fee during the deferment period; has granted foreclosure and motor vehicle repossession reprieve; and will not adversely impact credit reporting for customers who were granted relief on mortgage or consumer loans.  None of these modifications are considered troubled-debt restructuring as the customers were not experiencing financial difficulty prior to COVID-19 Pandemic.  Interest continues to be accrued on all COVID-19 modifications during the deferment period. As of June 30, 2020, QNB has granted modifications to approximately 22% of the June 30, 2020 commercial portfolio, with an outstanding balance of $161,987,000, and granted modifications to approximately 6% of the June 30, 2020 retail portfolio, with an outstanding balance of $9,237,000,  related to the COVID-19 Pandemic.  We anticipate some of these borrowers will require extensions of the initial modification.  We will continue work with our borrowers during this difficult time.

As provided under the CARES Act, the U.S. Small Business Administration (“SBA”) and Treasury have implemented the Paycheck Protection Program (“PPP”) which is designed to assist small businesses and their employees during this crisis. This program provides small businesses with payroll assistance in the form of a 100% guaranteed loan from SBA. Eligible borrowers can receive up to 2.5 times their monthly average payroll expenses for the prior year.  Congress originally approved $349 billion for this program as part of the CARES Act. The first round of funding was quickly exhausted by April 16, 2020 and Congress worked to provide an additional $310 billion in funding which was approved on April 23, 2020.  The SBA reopened its portal to begin accepting PPP loans for approval on Monday, April 27, 2020.  As of July 28, 2020, QNB closed 643 loans totaling $81,098,000, of which 630 loans totaling $80,598,000 were funded at June 30, 2020.   QNB received origination fees from the SBA ranging from one to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.   Funds are primarily being transferred into the borrowers’ deposit  accounts and disbursement on these PPP loan proceeds are being funded by cash held at the Federal Reserve and proceeds from calls and payments of investment securities.  QNB has ample resources to cover future disbursements through short-term Federal Home Loan Bank (“FHLB”) advances and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), if necessary.  On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 was signed into law and amends the CARES Act.  The amended act eases rules on how and when small businesses can use the proceeds from PPP loans and still be eligible for forgiveness. The amended act made the following changes: (1) extended the covered period for loan forgiveness purposes to the earlier of 24 weeks or December 31, 2020; (2) lowered the amount required to be spent on payroll costs from 75% to 60%; (3) extended the loan maturity period from two to five years; and (4) revised the loan deferral period.

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

Stock-based compensation expense was $32,000 and $33,000 for the three months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense was $57,000 and $60,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $128,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 32 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2005 Plan authorized the issuance of 200,000 shares. The time period during which any option is exercisable under the 2005 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of June 30, 2020, there were 184,200 options granted, 65,850 options forfeited, 118,350 options exercised, and no options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 123,200 options granted, 2,600 options forfeited, 1,800 options exercised and 118,800 options outstanding under the 2015 Plan as of June 30, 2020. The 2015 Plan expires on February 24, 2025.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of assumptions.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Six Months Ended June 30,	2020	2019
Risk free interest rate	1.52%	2.52%
Dividend yield	3.60%	3.36%
Volatility	13.46%	16.44%
Expected life (years)	4.03	4.17

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the six months ended June 30, 2020 and 2019 was $2.42 and $3.96, respectively.

Stock option activity during the six months ended June 30, 2020 and 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	103,350	$36.96
Granted	25,000	36.50
Exercised	(9,550)	29.39
Forfeited	—	—
Outstanding at June 30, 2020	118,800	$37.47	2.71	$-
Exercisable at June 30, 2020	44,600	$34.27	1.17	$-

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	95,075	$35.11
Granted	24,700	38.15
Exercised	(8,525)	25.53
Forfeited	(1,500)	37.20
Outstanding at June 30, 2019	109,750	$36.51	2.84	$258
Exercisable at June 30, 2019	36,600	$29.95	1.22	$258

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share - net income	$3,934	$3,143	$4,154	$6,522
Denominator for basic earnings per share - weighted average shares outstanding	3,532,079	3,494,620	3,527,373	3,490,724
Effect of dilutive securities - employee stock options	—	7,491	1,018	7,333
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,532,079	3,502,111	3,528,391	3,498,057
Earnings per share - basic	$1.11	$0.90	$1.18	$1.87
Earnings per share - diluted	1.11	0.90	1.18	1.86

There were 118,000 and 73,150  stock options that were anti-dilutive for the three-month periods ended June 30, 2020 and 2019, respectively. There were 98,150 and 73,150  stock options that were anti-dilutive for the six-month periods ended June 30, 2020 and 2019, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was approved by the Board of Directors on January 21, 2008 and subsequently increased on  February 9, 2009 and has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the six months ended June 30, 2020 and 2019. As of June 30, 2020, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Unrealized net holding gains on available-for-sale securities	$7,240	$325
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other comprehensive income	7,240	325
Tax effect	(1,521)	(68)
Accumulated other comprehensive gain, net of tax	$5,719	$257

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income (loss)	2020	2019	Affected line item in statement of income
Unrealized net holding gains (losses) on available-for-sale securities	$1	$—	Unrealized net holding gains (losses) on investments available-for-sale
Other-than-temporary impairment gains (losses) on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	1	—
Tax effect	—	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$1	$—	Net of tax

For the Six Months Ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income (loss)	2020	2019	Affected line item in statement of income
Unrealized net holding (losses) gains on available-for-sale securities	$1	$(39)	Unrealized net holding gains (losses) on investments available-for-sale
Other-than-temporary impairment gains (losses) on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	1	(39)
Tax effect	—	8	Provision for income taxes
Total reclass out of accumulated other comprehensive (loss) income, net of tax	$1	$(31)	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2020 and December 31, 2019 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
June 30, 2020	value	gains	losses	cost
U.S. Government agency	$75,645	$79	$(34)	$75,600
State and municipal	67,840	1,667	(112)	66,285
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	153,417	3,565	(17)	149,869
Collateralized mortgage obligations (CMOs)	100,597	2,063	(5)	98,539
Pooled trust preferred	67	—	(18)	85
Corporate debt	6,054	52	—	6,002
Total investment debt securities available-for-sale	$403,620	$7,426	$(186)	$396,380

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2019	value	gains	losses	cost
U.S. Government agency	$69,298	$8	$(213)	$69,503
State and municipal	50,781	860	(19)	49,940
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	134,829	371	(504)	134,962
Collateralized mortgage obligations (CMOs)	86,610	260	(535)	86,885
Pooled trust preferred	79	—	(6)	85
Corporate debt	8,113	103	—	8,010
Total investment debt securities available-for-sale	$349,710	$1,602	$(1,277)	$349,385

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2020 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

June 30, 2020	Fair value	Amortized cost
Due in one year or less	$12,855	$12,737
Due after one year through five years	260,467	254,866
Due after five years through ten years	88,901	88,232
Due after ten years	41,397	40,545
Total investment debt securities available-for-sale	$403,620	$396,380

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from sales of investment securities available-for-sale were approximately $956,000 and $9,591,000 for the three months ended June 30, 2020 and 2019, respectively. Proceeds from sales of investment securities available-for-sale were approximately $6,931,000 and $20,783,000 for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020 and December 31, 2019, investment securities available-for-sale totaling approximately $208,805,000 and $205,016,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Gross realized gains	$1	$16	$6	$36
Gross realized losses	—	(16)	(5)	(75)
Other-than-temporary impairment	—	—	—	—
Total net gains (losses) on AFS securities	$1	$—	$1	$(39)

The tax benefit applicable to the net realized (losses)/gains for the three-month periods ended June 30, 2020 and 2019 was $0 and $0, respectively.  The tax benefit applicable to the net realized (losses)/gains for the six-month periods ended June 30, 2020 and 2019 was $0 and $8,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three months ended June 30, 2020 and 2019, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020	securities	value	losses	value	losses	value	losses
U.S. Government agency	6	$10,466	$(34)	$—	$—	$10,466	$(34)
State and municipal	18	10,305	(112)	—	—	10,305	(112)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	5	15,398	(17)	—	—	15,398	(17)
Collateralized mortgage obligations (CMOs)	4	7,814	(5)	—	—	7,814	(5)
Pooled trust preferred	1	—	—	67	(18)	67	(18)
Corporate debt	—	—	—	—	—	—	—
Total	34	$43,983	$(168)	$67	$(18)	$44,050	$(186)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	securities	value	losses	value	losses	value	losses
U.S. Government agency	36	$28,857	$(141)	$20,427	$(72)	$49,284	$(213)
State and municipal	7	2,431	(14)	515	(5)	2,946	(19)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	66	28,482	(50)	52,398	(454)	80,880	(504)
Collateralized mortgage obligations (CMOs)	64	24,412	(82)	27,625	(453)	52,037	(535)
Pooled trust preferred	1	—	—	79	(6)	79	(6)
Corporate debt	—	—	—	—	—	—	—
Total	174	$84,182	$(287)	$101,044	$(990)	$185,226	$(1,277)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2020 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMO s are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of June 30, 2020. This security has a total amortized cost of approximately $85,000 and a fair value of $67,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At June 30, 2020 and December 31, 2019, the Company had $10,744,000 and $9,164,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
Net (loss) gains recognized during the period on equity securities	$1,334	$179	$(1,606)	$1,200
Less: Net gains recognized during the period on equity securities sold during the period	168	584	168	629
Net unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$1,166	$(405)	$(1,774)	$571

Tax expense applicable to the net gains recognized for the three months ended June 30, 2020 was $386,000. Tax expense applicable to the net gains recognized for the three months ended June 30, 2019 was $52,000. Tax benefit applicable to the net losses recognized for the six months ended June 30, 2020 was $464,000. Tax expense applicable to the net gains recognized for the six months ended June 30, 2019 was $347,000. Proceeds from sales of investment equity securities were approximately $1,421,000 and $4,162,000 for the three months ended June 30, 2020 and 2019, respectively. Proceeds from sales of investment equity securities were approximately $1,428,000 and $4,520,000 for the six months ended June 30, 2020 and 2019, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $1,029,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at June 30, 2020. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution.  Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of September 27, 2019), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B.  Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for OTTI periodically. As of June 30, 2020, there was no OTTI associated with these shares.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Factor 8 above includes adjustments for concentrations in Covid-19 modifications existing at June 30, 2020.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collectability. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent firm reviews risk assessment and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Major classes of loans are as follows:

	June 30,	December 31,
	2020	2019
Commercial:
Commercial and industrial	$233,412	$168,031
Construction	47,880	56,209
Secured by commercial real estate	345,559	336,050
Secured by residential real estate	73,724	72,443
State and political subdivisions	34,186	38,376
Retail:
1-4 family residential mortgages	74,044	69,469
Home equity loans and lines	66,587	73,311
Consumer	5,777	6,530
Total loans	881,169	820,419
Net unearned (fees) costs	(2,549)	197
Loans receivable	$878,620	$820,616

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At June 30, 2020 and December 31, 2019, overdrafts were approximately $62,964 and $224,000, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2020, there was a concentration of loans to lessors of residential buildings and dwellings of 14.4% of total loans and to lessors of nonresidential buildings of 18.6% of total loans, compared with 16.6% and 18.3% of total loans, respectively, at December 31, 2019.  These concentrations were primarily within the commercial real estate categories.

Under the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. As of June 30, 2020, QNB has granted modifications to approximately 22% of the June 30, 2020 commercial portfolio and granted modifications to approximately 6% of the June 30, 2020 retail portfolio,  related to the COVID-19 Pandemic. At June 30, 2020, QNB had 630 PPP loans totaling $80,598,000 reported in commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from one to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.   Net unearned (fees) costs include $2,714,000 in PPP loan origination fees net of costs.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2020 and December 31, 2019:

June 30, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$224,734	$3,527	$5,151	$—	$233,412
Construction	47,880	—	—	—	47,880
Secured by commercial real estate	335,625	2,500	7,434	—	345,559
Secured by residential real estate	72,041	—	1,683	—	73,724
State and political subdivisions	34,186	—	—	—	34,186
Total	$714,466	$6,027	$14,268	$—	$734,761

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2019	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$158,247	$3,665	$6,119	$—	$168,031
Construction	56,209	—	—	—	56,209
Secured by commercial real estate	324,936	2,995	8,119	—	336,050
Secured by residential real estate	70,759	-	1,684	—	72,443
State and political subdivisions	38,376	—	—	—	38,376
Total	$648,527	$6,660	$15,922	$—	$671,109

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2020 and December 31, 2019:

June 30, 2020	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$73,534	$510	$74,044
Home equity loans and lines	65,851	736	66,587
Consumer	5,655	122	5,777
Total	$145,040	$1,368	$146,408

December 31, 2019	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$68,833	$636	$69,469
Home equity loans and lines	72,774	537	73,311
Consumer	6,391	139	6,530
Total	$147,998	$1,312	$149,310

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2020 and December 31, 2019:

June 30, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$1,625	$1,625	$231,787	$233,412
Construction	—	—	—	—	47,880	47,880
Secured by commercial real estate	—	—	39	39	345,520	345,559
Secured by residential real estate	—	92	193	285	73,439	73,724
State and political subdivisions	—	—	—	—	34,186	34,186
Retail:
1-4 family residential mortgages	—	534	145	679	73,365	74,044
Home equity loans and lines	143	—	117	260	66,327	66,587
Consumer	12	—	14	26	5,751	5,777
Total	$155	$626	$2,133	$2,914	$878,255	$881,169

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2019	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$58	$2,006	$2,064	$165,967	$168,031
Construction	—	—	—	—	56,209	56,209
Secured by commercial real estate	—	—	1,527	1,527	334,523	336,050
Secured by residential real estate	208	79	142	429	72,014	72,443
State and political subdivisions	—	—	—	—	38,376	38,376
Retail:
1-4 family residential mortgages	1,486	573	432	2,491	66,978	69,469
Home equity loans and lines	271	23	55	349	72,962	73,311
Consumer	29	71	—	100	6,430	6,530
Total	$1,994	$804	$4,162	$6,960	$813,459	$820,419

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2020 and December 31, 2019:

June 30, 2020	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$5,014
Construction	—	—
Secured by commercial real estate	—	3,101
Secured by residential real estate	—	872
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	510
Home equity loans and lines	—	736
Consumer	—	122
Total	$—	$10,355

December 31, 2019	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$5,901
Construction	—	—
Secured by commercial real estate	—	3,640
Secured by residential real estate	—	851
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	537
Consumer	—	139
Total	$—	$11,704

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity in the allowance for loan losses for the three and months ended June 30, 2020 and 2019 are as follows:

For the Three Months Ended June 30,	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,657	$(323)	$(72)	$8	$4,270
Construction	286	1	—	—	287
Secured by commercial real estate	3,286	125	—	12	3,423
Secured by residential real estate	608	108	—	5	721
State and political subdivisions	134	(14)	—	—	120
Retail:
1-4 family residential mortgages	660	(74)	—	—	586
Home equity loans and lines	333	(71)	—	4	266
Consumer	278	67	(102)	25	268
Unallocated	92	431	N/A	N/A	523
Total	$10,334	$250	$(174)	$54	$10,464

Three months ended June 30, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,083	$208	$—	$11	$3,302
Construction	602	73	—	—	675
Secured by commercial real estate	2,829	84	—	—	2,913
Secured by residential real estate	743	(58)	(5)	42	722
State and political subdivisions	190	11	—	—	201
Retail:
1-4 family residential mortgages	500	(67)	—	—	433
Home equity loans and lines	341	(56)	(1)	10	294
Consumer	166	80	(67)	9	188
Unallocated	561	(125)	N/A	N/A	436
Total	$9,015	$150	$(73)	$72	$9,164

For the Six Months Ended June 30, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$(364)	$(72)	$17	$4,270
Construction	590	(303)	—	—	287
Secured by commercial real estate	2,519	892	—	12	3,423
Secured by residential real estate	629	68	—	24	721
State and political subdivisions	115	5	—	—	120
Retail:					—
1-4 family residential mortgages	549	37	—	—	586
Home equity loans and lines	310	(49)	—	5	266
Consumer	230	197	(194)	35	268
Unallocated	256	267	N/A	N/A	523
Total	$9,887	$750	$(266)	$93	$10,464

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Six Months Ended June 30, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,092	$192	$—	$18	$3,302
Construction	551	124	—	—	675
Secured by commercial real estate	2,824	89	—	—	2,913
Secured by residential real estate	754	(59)	(36)	63	722
State and political subdivisions	153	48	—	—	201
Retail:
1-4 family residential mortgages	497	(64)	—	—	433
Home equity loans and lines	338	(38)	(17)	11	294
Consumer	164	108	(102)	18	188
Unallocated	461	(25)	N/A	N/A	436
Total	$8,834	$375	$(155)	$110	$9,164

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging’s or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,705,000 and $4,760,000 as of June 30, 2020 and December 31, 2019, respectively. Non-performing TDRs totaled $939,000 and $1,131,000 as of June 30, 2020 and December 31, 2019, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	June 30, 2020		December 31, 2019
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,263	$—	$2,957	$—
TDRs with an allowance recorded	3,381	542	2,934	450
Total	$5,644	$542	$5,891	$450

There were no newly identified TDR during the six months ended June 30, 2020.  As of June 30, 2020, QNB had $13,000 in commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings compared and no commitments at December 31, 2019. There were no charge-offs during the three and six months ended June 30, 2020 and 2019, resulting from loans previously modified as TDRs.

There were no loans modified as TDRs within 12 months prior to June 30, 2020 and 2019 for which there was a payment default (60 days or more past due) during the six months ended June 30, 2020 and 2019.

The Company has three loans secured by residential real estate for which foreclosure proceedings are in process at June 30, 2020. The total recorded investment is $412,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at June 30, 2020 and December 31, 2019 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2020	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,270	$2,930	$1,340	$233,412	$5,151	$228,261
Construction	287	—	287	47,880	—	47,880
Secured by commercial real estate	3,423	406	3,016	345,559	6,593	338,966
Secured by residential real estate	721	42	679	73,724	2,075	71,649
State and political subdivisions	120	—	120	34,186	—	34,186
Retail:
1-4 family residential mortgages	586	—	586	74,044	827	73,217
Home equity loans and lines	266	4	262	66,587	751	65,836
Consumer	268	7	261	5,777	79	5,698
Unallocated	523	N/A	N/A	N/A	N/A	N/A
Total	$10,464	$3,389	$6,551	$881,169	$15,476	$865,693

	Allowance for Loan Losses			Loans Receivable
December 31, 2019	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,689	$3,307	$1,382	$168,031	$6,027	$162,004
Construction	590	—	590	56,209	—	56,209
Secured by commercial real estate	2,519	217	2,302	336,050	7,172	328,878
Secured by residential real estate	629	31	598	72,443	2,082	70,361
State and political subdivisions	115	—	115	38,376	—	38,376
Retail:
1-4 family residential mortgages	549	—	549	69,469	955	68,514
Home equity loans and lines	310	—	310	73,311	555	72,756
Consumer	230	11	219	6,530	69	6,461
Unallocated	256	N/A	N/A	N/A	N/A	N/A
Total	$9,887	$3,566	$6,065	$820,419	$16,860	$803,559

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarize additional information, in regards to impaired loans by loan portfolio class, as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$800	$932		$901	$1,258
Construction	—	—		—	—
Secured by commercial real estate	3,228	3,816		3,735	4,362
Secured by residential real estate	1,480	1,706		1,936	2,110
Retail:	—	—
1-4 family residential mortgages	827	898		—	—
Home equity loans and lines	566	589		955	1,010
Consumer	14	14		555	612
Total	$6,915	$7,955		$8,082	$9,352

With an allowance recorded:
Commercial:
Commercial and industrial	$4,351	$5,890	$2,930	$5,126	$6,577	$3,307
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,365	3,458	406	3,437	3,495	217
Secured by residential real estate	595	610	42	146	193	31
Retail:	—	—	—
1-4 family residential mortgages				—	—	—
Home equity loans and lines	185	194	4	—	—	—
Consumer	65	76	7	69	79	11
Total	$8,561	$10,228	$3,389	$8,778	$10,344	$3,566

Total:
Commercial:
Commercial and industrial	$5,151	$6,822	$2,930	$6,027	$7,835	$3,307
Construction	—	—	—	—	—	—
Secured by commercial real estate	6,593	7,274	406	7,172	7,857	217
Secured by residential real estate	2,075	2,316	42	2,082	2,303	31
Retail:
1-4 family residential mortgages	827	898	—	—	—	—
Home equity loans and lines	751	783	4	955	1,010	—
Consumer	79	90	7	624	691	11
Total	$15,476	$18,183	$3,389	$16,860	$19,696	$3,566

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Six Months Ended June 30,	2020		2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$5,543	$3	$3,953	$4
Construction	—	—	—	—
Secured by commercial real estate	6,919	85	4,855	68
Secured by residential real estate	2,027	36	1,746	20
Retail:
1-4 family residential mortgages	862	6	1,101	6
Home equity loans and lines	628	—	156	—
Consumer	68	—	75	—
Total	$16,047	$130	$11,886	$98

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2020:

June 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Government agency securities	$—	$75,645	$—	$75,645
State and municipal securities	—	67,840	—	67,840
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	153,417	—	153,417
Collateralized mortgage obligations (CMOs)	—	100,597	—	100,597
Pooled trust preferred securities	—	—	67	67
Corporate debt securities	—	6,054	—	6,054
Total debt securities available-for-sale	—	403,553	67	403,620
Equity securities	10,744	—	—	10,744
Total recurring fair value measurements	$10,744	$403,553	$67	$414,364

Nonrecurring fair value measurements
Impaired loans	$—	$—	$5,172	$5,172
Mortgage servicing rights	—	—	363	363
Total nonrecurring fair value measurements	$—	$—	$5,535	$5,535

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three or six months ended June 30, 2020. There were also no transfers in or out of Level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three or six-month period ended June 30, 2020.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2020	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$3,752	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -40%
				Liquidation expenses	(3)	-10%
Impaired loans	1,384	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -100%
Impaired loans	36	Used commercial vehicle guides		Guide value discounts	(4)	-30%
Mortgage servicing rights	363	Discounted cash flow		Remaining term		2 to 30 years
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2019	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$4,655	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-5% to -40%
				Liquidation expenses	(3)	-10%
Impaired loans	521	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-30% to -100%
Impaired loans	36	Used commercial vehicle guides		Guide value discounts	(4)	-30%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		2 to 27 years
				Discount rate		12.0% to 12.5%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2020 and 2019:

	Fair value measurements using significant unobservable inputs (Level 3)
	2020	2019
Balance, January 1,	$79	$116
Payments received	—	(1)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	(12)	(7)
Transfers in and/or out of Level 3	—	—
Balance, June 30,	$67	$108

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at June 30, 2020 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2020;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.79% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2020 and December 31, 2019:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2020	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$66,773	$66,773	$66,773	$—	$—
Investment securities:
Equities	10,744	10,744	10,744	—	—
Available-for-sale	403,620	403,620	—	403,553	67
Restricted investment in stocks	1,041	1,041	—	1,041	—

Loans held-for-sale	3,679	6,840	—	6,840	—
Net loans	868,156	836,104	—	—	836,104
Mortgage servicing rights	401	409	—	—	409
Accrued interest receivable	3,732	3,732	—	3,732	—

Financial liabilities
Deposits with no stated maturities	$975,436	$975,436	$975,436	$—	$—
Deposits with stated maturities	207,752	210,764	—	210,764	—
Short-term borrowings	57,412	57,412	57,412	—	—
Long-term debt	10,000	10,304	—	10,304	—
Accrued interest payable	451	451	—	451	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	96	—	96	—

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

A summary of the Company's financial instrument commitments is as follows:

	June 30,	December 31,
	2020	2019
Commitments to extend credit and unused lines of credit	$279,204	$273,088
Standby letters of credit	19,279	11,704
Total financial instrument commitments	$298,483	$284,792

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $16,846,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2020 and December 31, 2019 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases.  Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions.  During the six months ended June 30, 2020, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $1,086,000.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2020, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$133,378	14.25%	$74,885	8.00%	$93,606	10.00%
Bank	122,321	13.54	72,291	8.00	90,363	10.00

Tier I capital (to risk-weighted assets):
The Company	122,835	13.12	56,164	6.00	56,164	6.00
Bank	111,779	12.37	54,218	6.00	72,291	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	122,835	13.12	42,123	4.50	N/A	N/A
Bank	111,779	12.37	40,664	4.50	58,736	6.50

Tier I capital (to average assets):
The Company	122,835	9.26	53,039	4.00	N/A	N/A
Bank	111,779	8.51	52,531	4.00	65,663	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$130,412	13.82%	$75,498	8.00%	$94,373	10.00%
Bank	118,389	12.93	73,270	8.00	91,587	10.00

Tier I capital (to risk-weighted assets):
The Company	120,452	12.76	56,624	6.00	56,624	6.00
Bank	108,429	11.84	54,952	6.00	73,270	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	120,452	12.76	42,468	4.50	N/A	N/A
Bank	108,429	11.84	41,241	4.50	59,532	6.50

Tier I capital (to average assets):
The Company	120,452	9.78	49,283	4.00	N/A	N/A
Bank	108,429	8.89	48,804	4.00	61,005	5.00

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2020 of $3,934,000, or $1.11 per share on a diluted basis, compared to net income of $3,143,000, or $0.90 per share on a diluted basis, for the same period in 2019. For the six-month period ended June 30, 2020, QNB reported net income of $4,154,000, or $1.18 per share on a diluted basis, compared to net income of $6,522,000, or $1.86 per share on a diluted basis, for the same period in 2019. The Bank contributed $5,336,000 to net income for the first six months of 2020 compared to $5,736,000 for the first six months of 2019; whereas the holding company contributed a net loss of  $1,182,000 to the first six months of 2020 compared to net income of $786,000 for the first six months of 2019.  The net loss at the holding company resulted primarily from a decrease in the fair value of the equity portfolio during the first six months of 2020.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.19% and 12.78%, respectively, for the quarter ended June 30, 2020 compared with 1.05% and 10.91%, respectively, for the quarter ended June 30, 2019. For the six months ended June 30, 2020, the annualized rate of return on average assets and average shareholders’ equity was 0.66% and 6.81%, respectively, compared with 1.10% and 11.49%, for the same period in 2019.

Total assets as of June 30, 2020 were $1,390,479,000, compared with $1,225,023,000 at December 31, 2019. Loans receivable at June 30, 2020 were $878,620,000, compared with $820,616,000 at December 31, 2019, an increase of $58,004,000, or 7.1%, with commercial lending as the largest contributor to the growth. To date, QNB Bank originated $81,098,000 in the Small Business Administration’s Paycheck Protection Program (“PPP”) loans, enabling 643 businesses to maintain their payrolls and stay in operation.  Excluding PPP loans net of deferred fees, loans receivable at June 30, 2020 would have decreased $19,880,000, or 2.4% since year-end 2019.  Total deposits of $1,183,188,000 at June 30, 2020 increased $145,328,000, or 14.0%, compared with total deposits of $1,037,860,000 at December 31, 2019.  Most of the PPP loans proceeds were deposited to QNB Bank deposit accounts.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results for the three and six months ended June 30, 2020 include the following significant components:

•	Net interest income increased $123,000, or 1.4%, to $9,234,000 and $450,000, or 2.5%, to $18,397,000 for the three and six months ended June 30, 2020, respectively.
•	Net interest margin on a tax-equivalent basis decreased 25 basis points for the quarter and 13 basis points for year-to-date, to 2.95% and 3.06%, respectively.
•	QNB recorded $250,000 in provision for loan losses for the quarter and $750,000 for the six months ended June 30, 2020, compared with $150,000 and $375,000 for the same periods in 2019, respectively.
•

Non-interest income increased $1,163,000, to $2,817,000 for the second quarter and decreased $2,717,000, or 68.6% for the six months ended June 30, 2020 compared with the same periods in 2019.  Excluding realized and unrealized gains (losses) on equity securities, non-interest income increased $7,000, or 0.5%, to $1,483,000 for the quarter and $88,000, or 3.2%, to $2,852,000 for the six months ended June 30, 2020 compared with the same periods in 2019.

•	Non-interest expense increased $76,000, or 1.1%, to $6,869,000 for the quarter $630,000, or 4.7%, to $14,147,000 for the six months ended June 30, 2020 compared to the same periods in 2019.
•

Total non-performing loans were $15,060,000, or 1.71% of loans receivable at June 30, 2020, compared to $16,464,000, or 2.01% of loans receivable at December 31, 2019. Loans on non-accrual status were $10,355,000 at June 30, 2020 compared with $11,704,000 at December 31, 2019. Net charge-offs for the six months ended June 30, 2020 were $173,000, compared with $45,000 for the same period in 2019.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total interest income	$10,740	$11,712	$22,071	$23,001
Total interest expense	1,506	2,601	3,674	5,054
Net interest income	9,234	9,111	18,397	17,947
Tax-equivalent adjustment	177	196	353	393
Net interest income (fully taxable-equivalent)	$9,411	$9,307	$18,750	$18,340

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury	$—	0.00%	$—	$1,935	2.51%	$12
U.S. Government agencies	47,378	1.50	177	71,972	1.83	329
State and municipal	62,348	3.23	504	53,791	3.60	484
Mortgage-backed and CMOs	227,516	1.77	1,007	213,688	2.22	1,186
Pooled trust preferred securities	85	3.17	1	122	4.95	1
Corporate debt securities	7,542	3.62	68	8,020	3.76	75
Equities	12,308	3.25	99	8,308	3.16	65
Total investment securities	357,177	2.08	1,856	357,836	2.41	2,152
Loans:
Commercial real estate	476,687	4.48	5,310	460,836	4.85	5,575
Residential real estate	74,134	3.85	715	67,167	3.98	669
Home equity loans	62,121	3.91	604	68,254	4.72	803
Commercial and industrial	211,822	3.76	1,979	154,000	5.63	2,161
Consumer loans	6,058	5.33	80	6,886	6.06	104
Tax-exempt loans	38,564	3.57	342	48,429	3.41	411
Total loans, net of unearned income*	869,386	4.18	9,030	805,572	4.84	9,723
Other earning assets	55,980	0.22	31	2,945	4.51	33
Total earning assets	1,282,543	3.42	10,917	1,166,353	4.10	11,908
Cash and due from banks	16,254			12,815
Allowance for loan losses	(10,393)			(9,107)
Other assets	37,575			32,345
Total assets	$1,325,979			$1,202,406

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$253,009	0.23%	146	$213,308	0.48%	258
Municipals	106,952	0.37	99	104,912	2.03	530
Money market	90,121	0.42	95	93,890	0.97	227
Savings	283,885	0.39	277	241,445	0.66	397
Time	114,269	1.44	409	121,752	1.58	479
Time of $100,000 or more	97,147	1.62	391	107,585	1.91	514
Total interest-bearing deposits	945,383	0.60	1,417	882,892	1.09	2,405
Short-term borrowings	50,281	0.39	49	57,907	1.36	196
Long-term debt	10,000	1.57	40	—	—	—
Total interest-bearing liabilities	1,005,664	0.60	1,506	940,799	1.11	2,601
Non-interest-bearing deposits	187,352			139,033
Other liabilities	9,148			7,023
Shareholders' equity	123,815			115,551
Total liabilities and shareholders' equity	$1,325,979			$1,202,406
Net interest rate spread		2.82%			2.99%
Margin/net interest income		2.95%	$9,411		3.20%	$9,307

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury	$—	0.00%	$—	$973	2.51%	$12
U.S. Government agencies	51,770	1.69	438	71,231	1.81	646
State and municipal	58,396	3.32	971	58,475	3.50	1,024
Mortgage-backed and CMOs	222,268	1.92	2,132	211,205	2.21	2,339
Pooled trust preferred securities	85	3.66	2	122	5.04	3
Corporate debt securities	7,775	3.63	141	8,022	3.77	151
Equities	11,830	3.25	191	9,203	3.06	139
Total investment securities	352,124	2.20	3,875	359,231	2.40	4,314
Loans:
Commercial real estate	477,417	4.62	10,971	452,524	4.82	10,822
Residential real estate	71,996	3.90	1,405	67,350	3.95	1,329
Home equity loans	63,172	4.05	1,271	68,805	4.73	1,613
Commercial and industrial	188,496	4.24	3,979	156,417	5.52	4,283
Consumer loans	6,249	5.45	169	6,901	6.13	210
Tax-exempt loans	38,284	3.59	683	45,720	3.37	763
Total loans, net of unearned income*	845,614	4.39	18,478	797,717	4.81	19,020
Other earning assets	33,720	0.42	71	2,595	4.66	60
Total earning assets	1,231,458	3.66	22,424	1,159,543	4.07	23,394
Cash and due from banks	15,012			12,235
Allowance for loan losses	(10,172)			(9,011)
Other assets	37,429			32,165
Total assets	$1,273,727			$1,194,932

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$239,658	0.32%	377	$210,876	0.47%	490
Municipals	106,339	0.85	448	98,965	2.02	991
Money market	84,844	0.57	242	100,736	1.03	512
Savings	267,665	0.48	645	244,612	0.66	805
Time	116,595	1.50	872	119,567	1.51	898
Time of $100,000 or more	105,189	1.71	892	105,473	1.86	972
Total interest-bearing deposits	920,290	0.76	3,476	880,229	1.07	4,668
Short-term borrowings	48,982	0.58	142	58,542	1.33	386
Long-term debt	7,115	1.57	56	—	—	—
Total interest-bearing liabilities	976,387	0.76	3,674	938,771	1.09	5,054
Non-interest-bearing deposits	164,875			134,803
Other liabilities	9,716			6,924
Shareholders' equity	122,749			114,434
Total liabilities and shareholders' equity	$1,273,727			$1,194,932
Net interest rate spread		2.90%			2.98%
Margin/net interest income		3.06%	$18,750		3.19%	$18,340

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and six months ended June 30, 2020 and 2019.

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2020 compared			June 30, 2020 compared
	to June 30, 2019			to June 30, 2019
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury	$(12)	$(12)	$—	$(12)	$(12)	$—
U.S. Government agencies	(152)	(113)	(39)	(208)	(177)	(31)
State and municipal	20	77	(57)	(53)	(2)	(51)
Mortgage-backed and CMOs	(179)	76	(255)	(207)	122	(329)
Pooled trust preferred securities	—	—	—	(1)	—	(1)
Corporate debt securities	(7)	(4)	(3)	(10)	(5)	(5)
Equities	34	31	3	52	40	12
Total Investment securities (AFS & Equity)	(296)	55	(351)	(439)	(34)	(405)
Loans:
Commercial real estate	(265)	175	(440)	149	627	(478)
Residential real estate	46	70	(24)	76	92	(16)
Home equity loans	(199)	(74)	(125)	(342)	(128)	(214)
Commercial and industrial	(182)	805	(987)	(304)	894	(1,198)
Consumer loans	(24)	(13)	(11)	(41)	(20)	(21)
Tax-exempt loans	(69)	(85)	16	(80)	(122)	42
Total Loans	(693)	878	(1,571)	(542)	1,343	(1,885)
Other earning assets	(2)	595	(597)	11	721	(710)
Total interest income	(991)	1,528	(2,519)	(970)	2,030	(3,000)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	(112)	47	(159)	(113)	68	(181)
Municipals	(431)	9	(440)	(543)	77	(620)
Money market	(132)	(9)	(123)	(270)	(79)	(191)
Savings	(120)	69	(189)	(160)	79	(239)
Time	(70)	(31)	(39)	(26)	(20)	(6)
Time of $100,000 or more	(123)	(51)	(72)	(80)	—	(80)
Total interest-bearing deposits	(988)	34	(1,022)	(1,192)	125	(1,317)
Short-term borrowings	(147)	(26)	(121)	(244)	(62)	(182)
Long-term debt	40	—	40	56	1	55
Total interest expense	(1,095)	8	(1,103)	(1,380)	64	(1,444)
Net interest income	$104	$1,520	$(1,416)	$410	$1,966	$(1,556)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the second quarter of 2020 were $1,282,543,000, an increase of $116,190,000 or 10.0%, from the second quarter of 2019, with average loans increasing $63,814,000, or 7.9%, and average investment securities decreasing $659,000, or 0.2%, over the same period. Growth in the loan portfolio supports interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 67.8% for the second quarter of 2020, compared with 69.1% for the second quarter of 2019. On the funding side, average deposits increased $110,810,000, or 10.8%, to $1,132,735,000 for the second quarter of 2020 primarily due to growth in non-interest-bearing and interest-bearing demand and savings deposits. Customers continue to reinvest funds into more liquid accounts. Average short-term borrowed funds for the second quarter of 2020 decreased $7,626,000, to $50,281,000, which consisted entirely of average commercial repurchase agreements during

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

the second quarter of 2020.  For the same period in 2019, borrowings consisted of average commercial repurchase agreements of $39,311,000 and average overnight borrowings of $18,596,000.

The net interest margin for the second quarter of 2020 decreased 25 basis points to 2.95% from 3.20% at the same period in 2019. While competition for quality loans in our local market continues to exert pressure on the net interest margin, prime rate fluctuations during 2019 and 2020 have provided increased competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $991,000, or 8.3%, to $10,917,000 for the second quarter of 2020; total interest expense decreased $1,095,000, or 42.1%, to $1,506,000. Decrease in rates on earning assets contributed to the decrease in interest income. All categories of interest-bearing deposits, experienced lower rates in the second quarter of 2020 compared to second quarter of 2019, due to rate decreases for municipal deposits indexed to Fed Funds, a 45-basis point rate decrease to the eSavings, a 35-basis point decrease in Rewards products and a 15-basis point decrease in the top tiers of the Money Market product since June 30, 2019.

The yield on earning assets on a tax-equivalent basis decreased 68 basis points from 4.10% for the second quarter of 2019, to 3.42% for the second quarter of 2020. The cost of interest-bearing liabilities was 0.60% for the second quarter ended June 30, 2020, compared with 1.11% for the same period in 2019.

Interest income on investment securities (available-for-sale and equity) decreased $296,000 when comparing the quarters ended June 30, 2020 and 2019. The average yield on the investment portfolio was 2.08% for the second quarter of 2020 compared with 2.41% for the second quarter of 2019.

Income on U.S. Government agency securities decreased $152,000 as the average balances decreased $24,594,000 due to calls as a result of declining interest rates.

Interest income on municipal securities, which are primarily tax-exempt, increased due to a $8,557,000 increase in average balances.  Proceeds from matured, called U.S. Government agencies were invested into the municipal and mortgage-backed securities portfolios. Typically, QNB purchases municipal bonds with 10-20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $179,000 due to a 45-basis point decline in yield partially offset by a $13,828,000 increase in average balances. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans decreased $693,000 to $9,030,000 when comparing the second quarters of 2020 and 2019, with a 7.9% growth in average balances contributing an increase in interest income of $878,000. The yield on loans, at 4.18%, was 66 basis points lower than the second quarter of 2019, contributing to a $1,571,000 decrease in interest income.  Competitive pressures compressed the yields on new loans being originated.  This decline was partially offset by $878,000 increase in interest due to volume.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $265,000 when comparing the second quarters of 2020 and 2019, primarily due to a 37-basis point decrease in rate from 4.85% in 2019 to 4.48% in 2020. Average balances increased $15,851,000, to $476,687,000 for the quarter ended June 30, 2020 compared with the same quarter in 2019.

Income on commercial and industrial loans decreased $182,000 when comparing the second quarters of 2020 and 2019. The average yield on these loans decreased 187 basis points to 3.76% resulting in a decrease in income of $987,000; average balances increased $57,822,000, to $211,822,000 for the second quarter of 2020 resulting in a $805,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate, which decreased 25 basis points in August 2019 with an additional decrease of 25 basis points in September 2019, 25 basis points in October and a total of 150 basis points in March 2020.  Included in this category are the PPP loans which contributed $58,342,000 of the net volume increase.  The PPP loans yield one percent to the customer, however QNB received origination fees from the SBA ranging from one to five basis points, resulting in a yield of approximately 2.87% for the second quarter of 2020.   The PPP loans contributed 32 basis points to the decline in the average yield.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Tax-exempt loan income was $342,000 for the second quarter of 2020, a decrease of $69,000 from the same period in 2019. Average balances decreased $9,865,000, or 20.4%, to $38,564,000 for the second quarter of 2020, resulting in a decrease of $85,000 in income. The yield on municipal loans increased 16 basis points, to 3.57% for the second quarter of 2020, compared with the same period in 2019, resulting in an increase of $16,000 in interest income.   The decrease in interest rates during 2020 resulted in municipal loans being refinanced as bonds.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $6,967,000, or 10.4%, to $74,134,000 for the second quarter of 2020 compared to the same period in 2019. Over this same timeframe, the average yield on the portfolio decreased 13 basis points to 3.85% for the second quarter of 2020. The combined result was a net increase in interest income of $46,000. Average home equity loans decreased by $6,133,000, or 9.0%, to $62,121,000 and the average yield decreased 81 basis points to 3.91% resulting in a combined decrease in interest income of $199,000. The yield on the consumer portfolio decreased 73 basis points to 5.33% for the second quarter of 2020 and there was a slight decrease in average balances resulting in a combined $24,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $1,095,000, when comparing the second quarter of 2020 to the same period in 2019.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand deposits. Average non-interest-bearing demand accounts increased $48,319,000, or 34.8%, to $187,352,000 for the second quarter of 2020. Average interest-bearing demand accounts increased $39,701,000, or 18.6%, to $253,009,000 for the second quarter of 2020. Interest expense on interest-bearing demand accounts decreased $112,000 to $146,000 for the same period, as the average rate paid decreased 25 basis points to 0.23% for the second quarter 2020. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.20% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2020, the average balance in this product was $75,705,000 and the related interest expense was $74,000 for an average yield of 0.39%. In comparison, the average balance of the QNB-Rewards accounts for the second quarter of 2019 was $60,519,000 and the related interest expense was $101,000 for an average yield of 0.67%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts decreased $431,000 to $99,000 for the second quarter of 2020. The average interest rate paid on municipal interest-bearing demand accounts decreased 166 basis points to 0.37% for the second quarter of 2020 and average balances increased $2,040,000, or 1.9%, to $106,952,000. Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore the 150-basis point decrease in the Federal funds rate in March 2020, affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts decreased $3,769,000, or 4.0%, to $90,121,000 for the second quarter of 2020 compared with the same period in 2019. Interest expense on money market accounts decreased $132,000 to $95,000, and the average interest rate paid on money market accounts decreased 55 basis points to 0.42% for the second quarter of 2020. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts decreased $120,000 when comparing the second quarter of 2020 to the second quarter of 2019. The average interest rate paid on savings accounts decreased 27 basis points to 0.39% for the second quarter of 2020. When comparing these same periods, average savings accounts increased $42,440,000, or 17.6%, to $283,885,000 for the second quarter of 2020 primarily due to increases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2020 of $203,370,000 compared to $170,291,000 in the same period of 2019. The average yield paid on these accounts was 0.49% for the second quarter of 2020 and 0.86% for the same period in 2019. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $9,361,000 when comparing the second quarter of 2020 average to the same period in 2019.

Interest expense on time deposits totaled $800,000 for the second quarter of 2020 compared to $993,000 in 2019. Average total time deposits decreased $17,921,000 to $211,416,000 for the second quarter of 2020. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits decreased 22 basis points from 1.74% to 1.52% when comparing the second quarter of 2019 to the same period in 2020.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Approximately $139,328,000, or 67%, of time deposits at June 30, 2020 will mature over the next 12 months. The average rate paid on these time deposits is approximately 1.43%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings decreased $146,000 for the second quarter of 2020 to $50,000 when compared to the same period in 2019. When comparing these same periods, average balances decreased from $57,907,000 to $50,281,000 due to a decrease in average FHLB borrowings of $18,596,000 partially offset by an increase in average repurchase agreement balances of $10,970,000, with a combined 97-basis point decrease in rate.    During 2020, QNB borrowed long-term debt of $10,000,000 to lock in at a low yield.

Net Interest Income and Net Interest Margin – Six-Month Comparison

For the six-month period ending June 30, 2020 average earning assets increased $71,915,000, or 6.2%, to $1,231,458,000, with average loans increasing 6.0% and average investment securities decreasing 2.0%. Average total deposits increased $70,133,000, or 6.9%, to 1,085,165,000 for the six-month period ended June 30, 2020 compared to the same period in 2019. The net interest margin on a tax-equivalent basis was 3.06% for the six-month period ended June 30, 2020, a 13-basis point decrease from the same period in 2019.

Total interest income on a tax-equivalent basis decreased $970,000, or 4.1%, to $22,424,000 from $23,394,000, when comparing the six-month periods ended June 30, 2020 and June 30, 2019 due to a decrease in the level of interest rates and therefore lower yields. Interest income increased $2,030,000 as a result of volume and decreased $3,000,000 as a result of lower yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets decreased from 4.07% to 3.66% for the six-month periods with the yield on loans down 41 basis points to 4.39%. QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments decreased 20 basis points from 2.40% to 2.20% when comparing the six-month periods.

Total interest expense decreased $1,380,000 for the six-month period ended June 30, 2020 compared with the same period in 2019, attributable to a decrease in rates.   The average rate paid on interest bearing deposits decreased 31 basis points to 0.76% for the six-month period ended June 30, 2020 versus the first half of 2019. QNB funded growth in loans with net proceeds from growth in deposits; QNB was therefore able to reduce its short-term cash needs resulting in decreased FHLB borrowings in the first half of 2020 compared with the same period in 2019. The average balance of total short-term borrowing decreased $9,560,000 and the average borrowing rate decreased 75 basis points resulting in a net decrease in interest expense of $244,000. During 2020, QNB borrowed long-term debt of $10,000,000 from the FHLB to lock in at a low yield. Average long-term debt was $7,115,000 with an average yield of 1.57%, 39 basis points lower that the yield on short-term FHLB borrowings. The yield on interest-bearing liabilities decreased 33 basis points to 0.76% for the first half of 2020.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Based on this analysis, QNB recorded $250,000 and $750,000 in provision for loan losses in the three and six months ended June 30, 2020, respectively, compared with $150,000 and $375,000 for the same periods in 2019. The additional loan loss provision was recorded for the three and six months ended June 30, 2020 due to the decline in economic activity resulting from the COVID-19 Pandemic. QNB's allowance for loan losses of $10,464,000 represents 1.19% of loans receivable at June 30, 2020 compared with an allowance for loan losses of $9,887,000, or 1.20% of loans receivable, at December 31, 2019, and $9,164,000, or 1.12% of loans receivable at June 30, 2019. Management believes the allowance for loan losses at June 30, 2020 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.  Excluding PPP loans, the allowance for loan losses of $10,464,000 represents 1.31% of loans receivable at June 30, 2020

Net charge-offs were $120,000 and $173,000 for the three and six months ended June 30, 2020 compared to net charge-offs of $1,000 and $45,000 for the same periods in 2019. Charge-offs of approximately $266,000 during the six months ended June 30, 2020 consisted of commercial and industrial charge-offs of $72,000, overdraft charge-offs of $41,000, student loans of $145,000 and other consumer loans of $8,000. These were partially offset by $93,000 in recoveries comprising $62,000 in repayments from borrowers of previously charged-off credits, and $31,000 related to overdraft recoveries. Annualized net charge-offs as a percentage of average loans receivable were 0.06% and 0.04% for the three and six months ended June 30, 2020 compared with annualized charge-offs as a percentage of average loans receivable of 0% and 0.01% for the same period in 2019.

Non-performing assets were $15,060,000 at June 30, 2020 compared to $16,464,000 as of December 31, 2019 and $9,677,000 at June 30, 2019. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.71% of loans receivable at June 30, 2020 compared with 2.01% of loans receivable at December 31, 2019 and 1.18% of loans receivable at June 30, 2019.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At June 30, 2020, $7,821,000, or approximately 76% of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $14,268,000, a decrease of $1,654,000, or 10.4%, from the $15,922,000 reported at December 31, 2019 and an increase of $1,696,000, or 13.5%, from the $12,572,000 reported at June 30, 2019.

QNB had no loans past due 90 days or more and still accruing interest at June 30, 2020, December 31, 2019, or June 30, 2019. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.33% of loans receivable at June 30, 2020 compared with 0.85% at December 31, 2019 and 0.82% at June 30, 2019.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,705,000 at June 30, 2020, compared with $4,760,000 at December 31, 2019, and $2,009,000 at June 30, 2019. There were no newly identified troubled debt restructuring during the six months ended June 30, 2020. QNB had no other real estate owned or repossessed assets at June 30, 2020, December 31, 2019, or June 30, 2019.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2020	2019	2019
Non-accrual loans	$10,355	$11,704	$7,668
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,705	4,760	2,009
Total non-performing loans	15,060	16,464	9,677
Total non-performing assets	$15,060	$16,464	$9,677

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$844,132	$811,413	$797,681
Total loans	878,620	820,616	817,593

Allowance for loan losses	10,464	9,887	9,164

Allowance for loan losses to:
Non-performing loans	69.48%	60.05%	94.70%
Total loans (excluding held-for-sale)	1.19%	1.20%	1.12%
Average total loans (excluding held-for-sale)	1.24%	1.22%	1.15%

Non-performing loans / total loans (excluding held-for-sale)	1.71%	2.01%	1.18%
Non-performing assets / total assets	1.08%	1.34%	0.80%

An analysis of net loan charge-offs for the three and six months ended June 30, 2020 compared to 2019 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net charge-offs	$120	$1	$173	$45

Net annualized charge-offs to:
Total loans	0.05%	0.00%	0.04%	0.01%
Average total loans excluding held-for-sale	0.06%	0.00%	0.04%	0.01%
Allowance for loan losses	4.61%	0.04%	3.32%	0.99%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At June 30, 2020 and December 31, 2019, the recorded investment in loans for which impairment has been identified totaled $15,476,000 and $16,860,000 of which $6,915,000 and $8,082,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $8,561,000 and $8,778,000 at June 30, 2020 and December 31, 2019, respectively, and the related allowance for loan losses associated with these loans was $3,389,000 and $3,556,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net gain on sales of investment securities	$169	$584	$(415)	-71.1%	$169	$590	$(421)	-71.4%
Unrealized (loss) gain on investment equity securities	1,166	(405)	1,571	N/M	(1,774)	571	(2,345)	N/M
Fees for services to customers	242	422	(180)	(42.7)	653	815	(162)	(19.9)
ATM and debit card	516	519	(3)	(0.6)	1,004	989	15	1.5
Retail brokerage and advisory	169	133	36	27.1	282	274	8	2.9
Bank-owned life insurance	69	70	(1)	(1.4)	137	138	(1)	(0.7)
Merchant	97	99	(2)	(2.0)	188	174	14	8.0
Net gain on sale of loans	365	28	337	N/M	446	49	397	N/M
Other	24	204	(180)	(88.2)	141	363	(222)	(61.2)
Total	$2,817	$1,654	$1,163	70.3%	$1,246	$3,963	$(2,717)	-68.6%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2020 was $2,817,000, an increase of $1,163,000, compared to $1,654,000 for the second quarter of 2019. Excluding net realized and unrealized gains (losses) on equity securities for both periods, total non-interest income was $1,483,000 and $1,476,000 for the quarters ended June 30, 2020 and 2019, respectively, an increase of $7,000 or 0.5%.

During the second quarter of 2020, unrealized gains of $1,166,000 were recorded compared to unrealized losses of $405,000 in the same period of 2019. The unrealized gains and losses for the three months ended June 30, 2020 and 2019 resulted from the change in the fair value of the equities portfolio, the performance of which was consistent with the overall performance of the U.S. stock market for the periods. The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 3.25%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2008 through June 30, 2020 is $1.32 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the table below.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,					For the Six Months Ended June 30,
	2015	2016	2017	2018	2019	2020	2019

Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$191	$139
Net gain (loss) on sales	691	758	1,557	(79)	1,781	168	628
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(1,774)	571
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	(1,415)	1,338
Tax expense (benefit)*	357	324	700	(33)	816	(409)	387
Net income	$523	$475	$1,026	$(82)	$2,009	$(1,006)	$951

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$(0.29)	$0.27
Earnings per share - diluted	$0.16	$0.14	$0.30	$(0.02)	$0.57	$(0.29)	$0.27
Tax-equivalent yield*	3.35%	3.13%	3.49%	3.08%	3.31%	3.25%	3.06%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for all 2017, 2018, 2019 and 2020 periods.
QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans increased $337,000 when comparing the two periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $7,695,000 and $1,189,000 for the second quarters of 2020 and 2019, respectively.

Fees for services to customers decreased $180,000 to $242,000 for the second quarter of 2020, due primarily to a decrease in net overdraft income. ATM and debit card income remained fairly level with a slight decreased of $3,000 to $516,000 for the second quarter of 2020, compared to the same period in 2019.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased $36,000, or 27.1%, to $169,000 for the second quarter of 2020 compared to the same period in 2019. During 2019, there was a continued transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction. Advisory fees increase $38,000 for the second quarter of 2020 compared with the same period in 2019, while transactional fees declined $2,000 when comparing second quarters of 2020 and 2019.

Merchant income decreased slightly by $2,000 to $97,000 for the second quarter of 2020, compared to the same period in 2019. Other non-interest income decreased $180,000, or 88.2%. Other non-interest income includes broker-dealer conversion cost reimbursements of $17,000 and $18,000 in the second quarter of 2020 and 2019, respectively. Other non-interest income includes a $58,000 deferred gain on the sale of a bank-financed other real estate owned property in 2019.  Mortgage serving income declined $77,000 when comparing the two quarters primarily due to a reduction in the fair value of servicing rights. There were declines in checks sale income of $16,000, letter of credit fees of me of $14,000 and sales tax credits of $9,000 when comparing the two quarters.

Six-Month Comparison

Total non-interest income for the six-month periods ended June 30, 2020 and 2019 was $1,246,000 and $3,963,000, respectively, a decrease of $2,717,000, or 68.6%. Excluding realized and unrealized gain and losses on equity securities for both periods total non-interest income was $2,852,000 and $2,764,000, respectively, an increase of $88,000.

Net investment securities gains decreased $421,000 to $169,000 for the six months ended June 30, 2020 compared to $590,000 for the comparable six months in 2019.  Market conditions in the equities market for the six months ended June 30, 2019 versus the same period in 2020 resulted in greater opportunities for profitable sales in 2019.  QNB recorded realized gains of $168,000 compared to gains of $628,000  on equity securities for the six months ended June 30, 2020 and 2019, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net gains on sales of loans increased to $446,000 from $49,000, when comparing the six months ended June 30, 2020 to the same period in 2019.  Proceeds from the sale of residential mortgages were $10,193,000 and $1,864,000 for the six-month periods ended June 30, 2020 and 2019, respectively.

ATM and debit card and merchant income increased $15,000 and $14,000, respectively, for the first six months of 2020 compared to 2019, for reasons detailed in the quarterly comparison.

Retail brokerage and advisory increased $8,000, or 2.9%, to $282,000 for the six months ended June 30, 2020 compared to the same period in 2019; advisory fees remained level and transaction-based fees increased $8,000.

Other non-interest income decreased $222,000, or 61.2%. Other non-interest income included a $58,000 deferred gain on the sale of a bank-financed other real estate owned property in 2019.  Other non-interest income included broker-dealer conversion cost reimbursements of $34,000 and $47,000, respectively, for the first six months of 2020 compared to 2019. Mortgage serving income declined $86,000 when comparing the two periods primarily due to a reduction in the fair value of servicing rights.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries and employee benefits	$3,985	$3,790	$195	5.1%	$8,057	$7,571	$486	6.4%
Net occupancy	524	506	18	3.6	1,047	1,011	36	3.6
Furniture and equipment	656	591	65	11.0	1,331	1,148	183	15.9
Marketing	155	263	(108)	(41.1)	477	500	(23)	(4.6)
Third-party services	503	446	57	12.8	957	886	71	8.0
Telephone, postage and supplies	194	152	42	27.6	389	351	38	10.8
State taxes	159	207	(48)	(23.2)	402	378	24	6.3
FDIC insurance premiums	142	135	7	5.2	279	265	14	5.3
Other	551	703	(152)	(21.6)	1,208	1,407	(199)	(14.1)
Total	$6,869	$6,793	$76	1.1%	$14,147	$13,517	$630	4.7%

Quarter to Quarter Comparison

Total non-interest expense was $6,869,000 for the second quarter of 2020, an increase of $76,000, or 1.1%, compared to the second quarter of 2019.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $195,000, or 5.1%, to $3,985,000 when comparing the two quarters, in part due to the addition of branch staff in our new Allentown, Pennsylvania location. Salary expense and related payroll taxes decreased $82,000, or 2.5%, to $3,195,000 during the second quarter of 2020 compared to the same period in 2019 due to a reduction in bonus accrual and increased loan origination deferred costs resulting from the PPP loan originations of $108,000 and $217,000, respectively. Medical and dental premiums, net of employee contributions increased $277,000 to $499,000 when comparing the two quarters due to an increase in medical claims. Retirement plan and post retirement life expense increased $20,000 during the same period.

Net occupancy and furniture and equipment expenses increased $18,000, or 3.6%, and $65,000, or 11.0%, respectively. This is due primarily to increased rent, depreciation of furniture and equipment and software maintenance expense of $13,000, $65,000 and $37,000, respectively, when comparing the two periods. Marketing expense decreased $108,000, or 41.1%, to $155,000 for the quarter ended June 30, 2020 due to cancellation of events resulting from the COVID-19 pandemic.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $57,000 when comparing the two periods, due primarily to fees paid to outside vendors for support services. Supplies expenses increased due to required cleaning supplies, signage, personal protective equipment and plexiglass shields needed for customers and staff in response to the pandemic. State taxes decreased $48,000 due to timing of tax credits received in 2020 versus 2019 and increase bank shares tax expense. FDIC insurance premiums increased $7,000.

Other non-interest expense decreased $152,000, or 21.6%, primarily due to reduced travel and entertainment expense related to the cancellation of events, seminars and travel due the COVID-19 pandemic.

Six-Month Comparison

Total non-interest expense was $14,147,000 for the six-month period ended June 30, 2020, an increase of $630,000, or 4.7%, compared to the six months ended June 30, 2019.

Salaries and benefits expense increased $486,000 to $8,057,000 for the six months ended June 30, 2020 compared to the same period in 2019, for the same reasons described in the quarter comparison. Salary and related payroll tax expense increased $223,000, or 3.5%, during the period, to $6,626,000 while medical and dental premiums, net of employee contributions, increased $251,000, to $857,000.

Net occupancy and furniture and equipment expense increased $219,000, or 10.1%, to $2,378,000, and third-party services increased $71,000, or 8.0%, to $957,000 for the six months ended June 30, 2020, for the same reasons described in the quarter comparison.

Telephone, postage and supplies expenses increased $38,000 in the first six months of 2020 compared to 2019, FDIC insurance premiums increased $14,000 and marketing decreased $23,000, due to the reasons described in the quarter comparison.

Other expense included the write-off of a receivable of $52,000 in 2019. Other decreased are due to the reasons described above.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2020, QNB’s net deferred tax asset was $500,000. The primary components of deferred taxes are deferred tax assets of which $2,198,000 relates to the allowance for loan losses. As of December 31, 2019, QNB’s net deferred tax asset was $1,441,000. The decrease in the balance of net deferred tax assets when comparing June 30, 2020 to December 31, 2019 is due to the increase in unrealized gains on available for sale securities at June 30, 2020 compared to December 31, 2019, contributing to $1,452,000 of the decline. This decline was partially offset by the deferred tax on unrealized losses at June 30, 2020 compared to gains at December 31, 2019 on equity securities, resulting in an increase of $512,000.

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

Applicable income tax expense was $998,000 for the quarter and $592,000 for the six months ended June 30, 2020, compared to expense $679,000 and $1,496,000 for the same periods in 2019. The effective tax rate for second quartered and year-to-date 2020 was 20.2% and 12.5%, respectively, compared with 17.8% and 18.7%, respectively, for the same periods in 2019. The increase in effective tax rate in the 2nd quarter of 2020 is due to the decline in the proportion of tax-exempt net interest income to income before taxes.  The decrease in the effective tax rate for the six-month period of 2020 is due to the state income tax benefit at the parent company related to the unrealized losses on the equities portfolio and to the proportion of tax-exempt net interest income to income before taxes.

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

Total assets at June 30, 2020 were $1,390,479,000 compared with $1,225,023,000 at December 31, 2019. Cash and cash equivalents increased $49,165,000 from $17,608,000 at December 31, 2019 to $66,773,000 at June 30, 2020, due primarily to increases in deposits during the six months ended June 30, 2020.

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

Loans receivable grew $58,004,000, or 7.1%, with commercial loans increasing $63,652,000, or 9.5%, to $734,761,000 at June 30, 2020, compared with $671,109,000 at year-end 2019. Retail loan balances declined $2,902,000 comparing June 30, 2020 to December 31, 2019. Under the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. As of June 30, 2020, QNB has granted modifications to approximately 22% of commercial portfolio, with an outstanding balance of $161,987,000, and granted modifications to approximately 6% of the retail portfolio, with an outstanding balance of $9,237,000, related to the COVID-19 Pandemic. At June 30, 2020, QNB had 630 PPP loans totaling $80,598,000 reported in commercial and industrial loans.  PPP loan origination fees net of costs amounted to $2,714,000 at June 30, 2020 and are recognized in interest income as a yield adjustment over the term of the loans.  The PPP loans are 100% guaranteed by the SBA. To date, QNB Bank originated $81,098,000 in the Small Business Administration’s Paycheck Protection Program (“PPP”) loans, enabling 643 businesses to maintain their payrolls and stay in operation.  Excluding PPP loans net of deferred fees at June 30, 2020, loans receivable would have decreased $19,880,000, or 2.4% since year-end 2019.

Deposits grew $145,328,000, or 14.0%, from December 31, 2019 to June 30, 2020. Non-interest-bearing demand deposits increase $63,311,000, or 43.3%, with balances of $209,581,000 at June 30, 2020 compared with $146,270,000 at year-end 2019. Interest-bearing demand balances, excluding municipal deposits, increased $41,875,000, or 18.9%, to $262,876,000, with increases in all personal checking products and in the business checking product. The $49,591,000 increase in savings and $20,706,000 increase in money markets was partially offset by the decline in time deposits as balances were moved to more liquid accounts. Total time deposits declined $27,824,000 from December 31, 2019 to June 30, 2020. Municipal deposit balances declined $2,331,000, or 2.1%, to $109,586,000. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 2.6%, from $55,931,000 at December 31, 2019 to $57,412,000 at June 30, 2020. Commercial sweep accounts increased $12,298,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. Overnight borrowings from FHLB decreased $11,817,000. During the first six months of 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield, the average yield of 1.57% for the six-month period was 33 basis points lower than the average rate paid on FHLB short-term borrowings during the same period.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2020, the Bank had a maximum borrowing capacity with the FHLB of approximately $324,359,000, which is net of the $10,000,000 in long-term borrowings and a $350,000 letter of credit at June 30, 2020. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $51,000,000. At June 30, 2020 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $107,357,000 since December 31, 2019, totaling $484,816,000 at June 30, 2020. Growth in deposits since year-end 2019 has been used to fund loans and cover operating expenses. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $208,805,000 and $205,016,000 of available-for-sale debt securities at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2020 was $128,563,000, or 9.25% of total assets, compared with shareholders' equity of $120,717,000, or 9.85% of total assets, at December 31, 2019. Shareholders’ equity at June 30, 2020 and December 31, 2019 included a positive adjustment of $5,719,000 and positive adjustment $257,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.87% and 9.84% at June 30, 2020 and December 31, 2019, respectively.

Average shareholders' equity and average total assets were $122,749,000 and $1,273,727,000 for the six months ended June 30, 2020, an increase of 7.3% and 6.6%, respectively, from the averages for the six months ended June 30, 2019. The ratio of average total equity to average total assets was 9.64% for the six months ended June 30, 2020 compared to 9.58% for the same period in 2019.

Retained earnings at June 30, 2020 were impacted by six months of net income totaling $4,154,000 offset by dividends declared and paid of $2,399,000 for the same period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $460,000 to capital during the six months ended June 30, 2020.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2020, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

The following table sets forth consolidated information for QNB:

	June 30,	December 31,
Capital Analysis	2020	2019
Regulatory Capital
Shareholders' equity	$128,563	$120,717
Net unrealized securities losses, net of tax	(5,719)	(257)
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	122,836	120,452

Tier I capital	122,836	120,452
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	10,542	9,960
Total regulatory capital	$133,378	$130,412
Risk-weighted assets	$936,059	$943,725
Quarterly average assets for leverage capital purposes	$1,325,971	$1,232,064

	June 30,	December 31,
Capital Ratios	2020	2019
Common equity tier I capital / risk-weighted assets	13.12%	12.76%
Tier I capital / risk-weighted assets	13.12	12.76
Total regulatory capital / risk-weighted assets	14.25	13.82
Tier I capital / average assets (leverage ratio)	9.26	9.78

At June 30, 2020, common equity Tier I, Tier I capital, and total regulatory capital ratios improved compared with December 31, 2019. The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2020.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

position at June 30, 2020 is liability sensitive. Management expects that market interest rates will remain level over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2020 and 2019 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates, except for the +100 basis point scenario.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2020	2019
+300	-2.96%	-3.56%
+200	-0.65%	-1.98%
+100	0.67%	-0.58%
-100	-4.96%	-3.30%

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

QNB is not subject to foreign currency exchange or commodity price risk. At June 30, 2020, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

June 30, 2020

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

The continuing COVID-19 pandemic may adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Since the beginning of January 2020, the coronavirus outbreak has disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels, and decreased consumer confidence.   Additionally, the COVID-19 pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including in our primary market areas. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue.  This may result in a significant decrease in business and/or cause QNB’s customers to be unable to meet existing payment or other obligations to QNB, particularly in in QNB’s market area. The continuing COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting bond issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Although the Company maintains contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel of QNB necessary to conduct the business of QNB.  Our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.   Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for QNB’s business.   Moreover, the pandemic has created additional operational and compliance risks, including the need to quickly implement and execute new programs and procedures for the products and services we offer our customers, provide enhanced safety measures for our employees and customers, comply with rapidly changing regulatory requirements, address any increased risk of fraudulent activity, and protect the integrity and functionality of our systems and networks as a larger number of our employees work remotely. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and our cost of capital, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

There were no other material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended June 30, 2020. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2020 through April 30, 2020	—	—	—	42,117
May 1, 2020 through May 31, 2020	—	—	—	42,117
June 1, 2020 through June 30, 2020	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015).

Exhibit 3.2	Bylaws of Registrant, as amended May 5, 2020

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description

101.SCH	iXBRL Taxonomy Extension Schema Document.*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	iXBRL Taxonomy Extension Definitions Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

QNB Corp.

Date: August 6, 2020	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 6, 2020	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: August 6, 2020	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank