Form 10-Q
period 2020-09-30
QNB CORP
filed 2020-11-05
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common Stock, par value $0.625	3,550,602

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$10,167	$12,398
Interest-bearing deposits in banks	27,353	5,210
Total cash and cash equivalents	37,520	17,608
Investments:
Available-for-sale (amortized cost $437,863 and $349,385)	444,616	349,710
Equity securities (cost of $12,726 and $9,053)	11,691	9,164
Restricted investment in stocks	1,041	1,073
Loans held-for-sale	9,077	977
Loans receivable	887,792	820,616
Allowance for loan losses	(10,765)	(9,887)
Net loans	877,027	810,729
Bank-owned life insurance	11,703	11,490
Premises and equipment, net	15,625	15,608
Accrued interest receivable	4,674	2,828
Net deferred tax assets	583	1,441
Other assets	3,516	4,395
Total assets	$1,417,073	$1,225,023

Liabilities
Deposits
Demand, non-interest bearing	$205,492	$146,270
Interest-bearing demand	402,970	332,918
Money market	96,048	75,634
Savings	306,199	247,462
Time	110,279	120,917
Time of $100 or more	93,475	114,659
Total deposits	1,214,463	1,037,860
Short-term borrowings	52,406	55,931
Long-term debt	10,000	—
Accrued interest payable	447	909
Other liabilities	8,762	9,606
Total liabilities	1,286,078	1,104,306

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,715,171 shares and 3,684,336
shares issued; 3,550,602 and 3,519,767 shares outstanding	2,322	2,303
Surplus	22,113	21,261
Retained earnings	103,701	99,372
Accumulated other comprehensive gain, net of tax	5,335	257
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	130,995	120,717
Total liabilities and shareholders' equity	$1,417,073	$1,225,023

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data - unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$8,993	$9,767	$27,327	$28,627
Interest and dividends on investment securities (Available-for-sale & Equity):
Taxable	1,393	1,644	4,362	4,918
Tax-exempt	351	370	1,049	1,178
Interest on interest-bearing balances and other interest income	26	36	96	95
Total interest income	10,763	11,817	32,834	34,818

Interest expense
Interest on deposits
Interest-bearing demand	274	846	1,099	2,327
Money market	83	158	325	670
Savings	248	401	893	1,206
Time	380	507	1,252	1,405
Time of $100,000 or more	355	551	1,247	1,523
Interest on short-term borrowings	53	172	195	558
Interest on long-term debt	40	—	96	—
Total interest expense	1,433	2,635	5,107	7,689
Net interest income	9,330	9,182	27,727	27,129
Provision for loan losses	250	550	1,000	925
Net interest income after provision for loan losses	9,080	8,632	26,727	26,204

Non-interest income
Net gain on sales of investments available-for-sale and equity securities	198	973	367	1,563
Unrealized (loss) gain on investment equity securities	627	(305)	(1,147)	266
Fees for services to customers	299	432	952	1,247
ATM and debit card	598	533	1,602	1,522
Retail brokerage and advisory	141	145	423	419
Bank-owned life insurance	70	70	207	208
Merchant	110	87	298	261
Net gain on sale of loans	589	63	1,035	112
Other	177	146	318	509
Total non-interest income	2,809	2,144	4,055	6,107

Non-interest expense
Salaries and employee benefits	4,182	4,063	12,239	11,634
Net occupancy	555	500	1,602	1,511
Furniture and equipment	684	623	2,015	1,771
Marketing	155	285	632	785
Third party services	444	461	1,401	1,347
Telephone, postage and supplies	154	184	543	535
State taxes	243	171	645	549
FDIC insurance premiums	140	—	419	265
Other	640	668	1,848	2,075
Total non-interest expense	7,197	6,955	21,344	20,472
Income before income taxes	4,692	3,821	9,438	11,839
Provision for income taxes	914	731	1,506	2,227
Net income	$3,778	$3,090	$7,932	$9,612
Earnings per share - basic	$1.07	$0.88	$2.25	$2.75
Earnings per share - diluted	$1.07	$0.88	$2.25	$2.75
Cash dividends per share	$0.34	$0.33	$1.02	$0.99

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2020			2019
For the Three Months Ended September 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$4,692	$914	$3,778	$3,821	$731	$3,090
Other comprehensive income:
Net unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(471)	(99)	(372)	1,189	250	939
Reclassification adjustment for gains included in net income	(15)	(3)	(12)	(3)	—	(3)
Other comprehensive (loss) income	(486)	(102)	(384)	1,186	250	936
Total comprehensive income	$4,206	$812	$3,394	$5,007	$981	$4,026

For the Nine Months Ended September 30,	2020			2019
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$9,438	$1,506	$7,932	$11,839	$2,227	$9,612
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	6,444	1,353	5,091	9,677	2,033	7,644
Reclassification adjustment for (gains) losses included in net income	(16)	(3)	(13)	36	8	28
Other comprehensive income	6,428	1,350	5,078	9,713	2,041	7,672
Total comprehensive income	$15,866	$2,856	$13,010	$21,552	$4,268	$17,284

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2020 and 2019

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2020	3,542,261	$2,317	$21,876	$101,127	$5,719	$(2,476)	$128,563
Net income		—	—	3,778	—	—	3,778
Other comprehensive loss, net of tax		—	—	—	(384)	—	(384)
Cash dividends declared ($0.34 per share)		—	—	(1,204)	—	—	(1,204)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,341	5	213	—	—	—	218
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	24	—	—	—	24
Balance, September 30, 2020	3,550,602	$2,322	$22,113	$103,701	$5,335	$(2,476)	$130,995

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2019	3,501,446	$2,291	$20,607	$95,852	$(396)	$(2,476)	$115,878
Net income		—	—	3,090	—	—	3,090
Other comprehensive income. net of tax		—	—	—	936	—	936
Cash dividends declared ($0.33 per share)		—	—	(1,155)	—	—	(1,155)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,860	4	201	—	—	—	205
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	250	—	7	—	—	—	7
Stock-based compensation expense		—	24	—	—	—	24
Balance, September 30, 2019	3,507,556	$2,295	$20,839	$97,787	$540	$(2,476)	$118,985

The accompanying notes are an integral part of the consolidated financial statements.

For the Nine Months Ended September 30, 2020 and 2019

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2020	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	7,932	—	—	7,932
Other comprehensive income, net of tax		—	—	—	5,078	—	5,078
Cash dividends declared ($1.02 per share)		—	—	(3,603)	—	—	(3,603)
Stock issued in connection with dividend reinvestment and stock purchase plan	24,791	15	663	—	—	—	678
Stock issued for employee stock purchase plan	2,923	2	73	—	—	—	75
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		—	81	—	—	—	81
Balance, September 30, 2020	3,550,602	$2,322	$22,113	$103,701	$5,335	$(2,476)	$130,995

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2019	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348
Net income		—	—	9,612	—	—	9,612
Other comprehensive income, net of tax		—	—	—	7,672	—	7,672
Cash dividends declared ($0.99 per share)		—	—	(3,460)	—	—	(3,460)
Stock issued in connection with dividend reinvestment and stock purchase plan	18,150	12	626	—	—	—	638
Stock issued for employee stock purchase plan	1,617	1	53	—	—	—	54
Stock issued for options exercised	3,709	2	35	—	—	—	37
Stock-based compensation expense		—	84	—	—	—	84
Balance, September 30, 2019	3,507,556	$2,295	$20,839	$97,787	$540	$(2,476)	$118,985

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Nine Months Ended September 30,	2020	2019
Operating Activities
Net income	$7,932	$9,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,499	1,277
Provision for loan losses	1,000	925
Net gain on calls and sales of debt and equity securities	(367)	(1,563)
Net unrealized loss (gain) on equity securities	1,147	(266)
Net loss (gain) on sale of other real estate and premises and equipment	6	(58)
Net gain on sale of loans	(1,035)	(112)
Proceeds from sales of residential mortgages held-for-sale	21,756	4,043
Origination of residential mortgages held-for-sale	(28,821)	(4,171)
Increase in cash surrender value of bank-owned life insurance	(207)	(208)
Stock-based compensation expense	81	84
Deferred income tax (benefit) provision	(492)	214
Net increase in income taxes payable	525	493
Net increase in accrued interest receivable	(1,846)	(424)
Amortization of mortgage servicing rights and change in valuation allowance	116	44
Net amortization of premiums and discounts on investment securities	1,664	1,117
Net (decrease) increase in accrued interest payable	(462)	341
Operating lease payments	(488)	(431)
Decrease (increase) in other assets	385	(837)
Decrease in other liabilities	(1,610)	(383)
Net cash provided by operating activities	783	9,697
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	151,534	43,455
Proceeds from the sale of investments available-for-sale	6,931	30,294
Proceeds from the sale of equity securities	3,694	10,924
Purchases of investments available-for-sale	(248,591)	(82,126)
Purchases of equity securities	(7,017)	(5,488)
Proceeds from redemption of investment in restricted stock	1,495	7,399
Purchases of restricted stock	(1,463)	(8,683)
Net increase in loans	(67,298)	(45,373)
Net purchases of premises and equipment	(421)	(1,761)
Proceeds from sales of other real estate owned	—	58
Net cash used in investing activities	(161,136)	(51,301)
Financing Activities
Net increase in non-interest bearing deposits	59,222	22,329
Net increase in interest-bearing deposits	117,381	10,262
Net (decrease) increase in short-term borrowings	(3,525)	19,073
Increase in long-term debt	10,000	—
Cash dividends paid, net of reinvestment	(3,163)	(3,055)
Proceeds from issuance of common stock	350	324
Net cash provided by financing activities	180,265	48,933
Increase in cash and cash equivalents	19,912	7,329
Cash and cash equivalents at beginning of year	17,608	13,458
Cash and cash equivalents at end of period	$37,520	$20,787
Supplemental Cash Flow Disclosures
Interest paid	$5,569	$7,348
Net income taxes paid	1,473	921
Non-cash transactions:
Unsettled trades to purchase securities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,086	2,407

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2019 Annual Report incorporated in the Form 10-K. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  As permitted under Section 4013 of the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period.  Upon requests from customers, QNB: has provided an interest only payment option, granted in 90 days increments; has provided payment deferment for mortgage and consumer loans with no late fee during the deferment period; has granted foreclosure and motor vehicle repossession reprieve; and will not adversely impact credit reporting for customers who were granted relief on mortgage or consumer loans.  None of these modifications are considered troubled-debt restructurings as the customers were not experiencing financial difficulty prior to the COVID-19 Pandemic.  Interest continues to be accrued on all COVID-19 modifications during the deferment period. QNB had modified a total 309 commercial loans or $160,681,000 and 63 retail loans or $8,951,000 during the year due to COVID-19.  As of September 30, 2020, QNB had modifications on approximately 8.4% of the September 30, 2020 commercial portfolio, consisting of 109 loan with an outstanding balance of $62,390,000, of which 101 loans totaling $62,119,000 had extended the initial modification period, and had modifications to approximately 2.6% of the September 30, 2020 retail portfolio, consisting of 18 loans with an outstanding balance of $3,758,000, of which 15 loans totaling $3,461,000 had extended the initial deferment period,  related to the COVID-19 Pandemic.   We will continue work with our borrowers during this difficult time.

As provided under the CARES Act, the U.S. Small Business Administration (“SBA”) and Treasury have implemented the Paycheck Protection Program (“PPP”) which is designed to assist small businesses and their employees during this crisis. This program provides small businesses with payroll assistance in the form of a 100% guaranteed loan from SBA. Eligible borrowers can receive up to 2.5 times their monthly average payroll expenses for the prior year.  Congress originally approved $349 billion for this program as part of the CARES Act. The first round of funding was quickly exhausted by April 16, 2020 and Congress worked to provide an additional $310 billion in funding which was approved on April 23, 2020.  The SBA reopened its portal to begin accepting PPP loans for approval on Monday, April 27, 2020.  As of August 13, 2020, QNB closed 660 loans totaling $82,475,000, of which all  were outstanding at September 30, 2020.   QNB received origination fees from the SBA ranging from one to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.   Funds are primarily being transferred into the borrowers’ deposit  accounts, and disbursement on these PPP loan proceeds are being funded by cash held at the Federal Reserve and proceeds from calls and payments of investment securities.  QNB has ample resources to cover future disbursements through short-term Federal Home Loan Bank (“FHLB”) advances and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), if necessary.  On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 was signed into law and amends the CARES Act.  The amended act eases rules on how and when small businesses can use the proceeds from PPP loans and still be eligible for loan forgiveness. The amended act made the following changes: (1) extended the covered period for loan forgiveness purposes to the earlier of 24 weeks or December 31, 2020; (2) lowered the amount required to be spent on payroll costs from 75% to 60%; (3) extended the loan maturity period from two to five years; and (4) revised the loan deferral period.

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

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

QNB sponsors stock-based compensation plans, administered by a Board committee (the “Committee”), under which both qualified and non-qualified stock options may be granted periodically to certain employees. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was $24,000 and $24,000 for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense was $81,000 and $84,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $104,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 29 months.

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

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Nine Months Ended September 30,	2020	2019
Risk free interest rate	1.52%	2.52%
Dividend yield	3.60%	3.36%
Volatility	13.46%	16.44%
Expected life (years)	4.03	4.17

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months ended September 30, 2020 and 2019 was $2.42 and $3.96, respectively.

Stock option activity during the nine months ended September 30, 2020 and 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	103,350	$36.96
Granted	25,000	36.50
Exercised	(9,550)	29.39
Forfeited	—	—
Outstanding at September 30, 2020	118,800	$37.47	2.46	$-
Exercisable at September 30, 2020	44,600	$34.27	0.92	$-

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	95,075	$35.11
Granted	24,700	38.15
Exercised	(8,775)	25.64
Forfeited	(1,500)	37.20
Outstanding at September 30, 2019	109,500	$36.53	2.34	$357
Exercisable at September 30, 2019	36,350	$29.95	0.72	$318

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share - net income	$3,778	$3,090	$7,932	$9,612
Denominator for basic earnings per share - weighted average shares outstanding	3,542,805	3,501,771	3,532,555	3,494,471
Effect of dilutive securities - employee stock options	—	6,546	122	7,036
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,542,805	3,508,317	3,532,677	3,501,507
Earnings per share - basic	$1.07	$0.88	$2.25	$2.75
Earnings per share - diluted	1.07	0.88	2.25	2.75

There were 118,800 and 73,150  stock options that were anti-dilutive for the three-month periods ended September 30, 2020 and 2019, respectively. There were 98,150 and 73,150  stock options that were anti-dilutive for the nine-month periods ended September 30, 2020 and 2019, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was approved by the Board of Directors on January 21, 2008 and subsequently increased on  February 9, 2009 and has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Unrealized net holding gains on available-for-sale securities	$6,753	$325
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other comprehensive income	6,753	325
Tax effect	(1,418)	(68)
Accumulated other comprehensive gain, net of tax	$5,335	$257

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income (loss)	2020	2019	Affected line item in statement of income
Unrealized net holding gains (losses) on available-for-sale securities	$15	$3	Unrealized net holding gains (losses) on investments available-for-sale
Other-than-temporary impairment gains (losses) on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	15	3
Tax effect	(3)	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$12	$3	Net of tax

For the Nine Months Ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income (loss)	2020	2019	Affected line item in statement of income
Unrealized net holding gains (losses) on available-for-sale securities	$16	$(36)	Unrealized net holding gains (losses) on investments available-for-sale
Other-than-temporary impairment gains (losses) on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	16	(36)
Tax effect	(3)	8	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$13	$(28)	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2020 and December 31, 2019 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2020	value	gains	losses	cost
U.S. Government agency	$81,533	$82	$(152)	$81,603
State and municipal	77,016	1,824	(140)	75,332
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	176,982	3,232	(112)	173,862
Collateralized mortgage obligations (CMOs)	101,843	2,043	(9)	99,809
Pooled trust preferred	68	—	(16)	84
Corporate debt	7,174	26	(25)	7,173
Total investment debt securities available-for-sale	$444,616	$7,207	$(454)	$437,863

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2019	value	gains	losses	cost
U.S. Government agency	$69,298	$8	$(213)	$69,503
State and municipal	50,781	860	(19)	49,940
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	134,829	371	(504)	134,962
Collateralized mortgage obligations (CMOs)	86,610	260	(535)	86,885
Pooled trust preferred	79	—	(6)	85
Corporate debt	8,113	103	—	8,010
Total investment debt securities available-for-sale	$349,710	$1,602	$(1,277)	$349,385

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2020 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

September 30, 2020	Fair value	Amortized cost
Due in one year or less	$13,589	$13,443
Due after one year through five years	273,528	268,416
Due after five years through ten years	104,683	104,154
Due after ten years	52,816	51,850
Total investment debt securities available-for-sale	$444,616	$437,863

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from sales of investment securities available-for-sale were approximately $0 and $9,511,000 for the three months ended September 30, 2020 and 2019, respectively. Proceeds from sales of investment securities available-for-sale were approximately $6,931,000 and $30,294,000 for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020 and December 31, 2019, investment securities available-for-sale totaling approximately $245,184,000 and $205,016,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Gross realized gains	$15	$28	$21	$64
Gross realized losses	—	(25)	(5)	(100)
Other-than-temporary impairment	—	—	—	—
Total net gains (losses) on AFS securities	$15	$3	$16	$(36)

The tax expense applicable to the net realized gains for the three-month periods ended September 30, 2020 and 2019 was $3,000 and $0, respectively.  The tax applicable to the net realized gains/(losses) for the nine-month periods ended September 30, 2020 and 2019 was expense of $3,000 and a benefit of $8,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the nine months ended September 30, 2020 and 2019, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020	securities	value	losses	value	losses	value	losses
U.S. Government agency	17	$32,451	$(152)	$—	$—	$32,451	$(152)
State and municipal	24	13,828	(140)	—	—	13,828	(140)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	10	32,864	(112)	—	—	32,864	(112)
Collateralized mortgage obligations (CMOs)	4	5,361	(9)	—	—	5,361	(9)
Pooled trust preferred	1	—	—	68	(16)	68	(16)
Corporate debt	1	2,975	(25)	—	—	2,975	(25)
Total	57	$87,479	$(438)	$68	$(16)	$87,547	$(454)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	securities	value	losses	value	losses	value	losses
U.S. Government agency	36	$28,857	$(141)	$20,427	$(72)	$49,284	$(213)
State and municipal	7	2,431	(14)	515	(5)	2,946	(19)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	66	28,482	(50)	52,398	(454)	80,880	(504)
Collateralized mortgage obligations (CMOs)	64	24,412	(82)	27,625	(453)	52,037	(535)
Pooled trust preferred	1	—	—	79	(6)	79	(6)
Corporate debt	—	—	—	—	—	—	—
Total	174	$84,182	$(287)	$101,044	$(990)	$185,226	$(1,277)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2020 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of September 30, 2020. This security has a total amortized cost of approximately $84,000 and a fair value of $68,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At September 30, 2020 and December 31, 2019, the Company had $11,691,000 and $9,164,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
Net gains (loss) recognized during the period on equity securities	$810	$665	$(796)	$1,865
Less: Net gains recognized during the period on equity securities sold during the period	183	970	351	1,599
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$627	$(305)	$(1,147)	$266

Tax expense applicable to the net gains recognized for the three months ended September 30, 2020 was $234,000. Tax expense applicable to the net gains recognized for the three months ended September 30, 2019 was $192,000. Tax benefit applicable to the net losses recognized for the nine months ended September 30, 2020 was $230,000. Tax expense applicable to the net gains recognized for the nine months ended September 30, 2019 was $539,000. Proceeds from sales of investment equity securities were approximately $2,266,000 and $6,404,000 for the three months ended September 30, 2020 and 2019, respectively. Proceeds from sales of investment

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

equity securities were approximately $3,694,000 and $10,924,000 for the nine months ended September 30, 2020 and 2019, respectively.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,029,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at September 30, 2020. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of September 30, 2020, there was no OTTI associated with these shares.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Volume and severity of past due, classified and nonaccrual loans.
7.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
8.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Factor 8 above includes adjustments for concentrations in COVID-19 modifications existing at September 30, 2020.

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

Major classes of loans are as follows:

	September 30,	December 31,
	2020	2019
Commercial:
Commercial and industrial	$227,448	$168,031
Construction	50,187	56,209
Secured by commercial real estate	351,012	336,050
Secured by residential real estate	80,278	72,443
State and political subdivisions	34,489	38,376
Retail:
1-4 family residential mortgages	76,020	69,469
Home equity loans and lines	65,189	73,311
Consumer	5,490	6,530
Total loans	890,113	820,419
Net unearned (fees) costs	(2,321)	197
Loans receivable	$887,792	$820,616

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At September 30, 2020 and December 31, 2019, overdrafts were approximately $86,238 and $224,000, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2020, there was a concentration of loans to lessors of residential buildings and dwellings of 14.4% of total loans and to lessors of nonresidential buildings of 19.0% of total loans, compared with 16.6% and 18.3% of total loans, respectively, at December 31, 2019.  These concentrations were primarily within the commercial real estate categories.

Under the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. As of September 30, 2020, QNB had modifications to approximately 8.4% of the September 30, 2020 commercial portfolio and had modifications to approximately 2.6% of the September 30, 2020 retail portfolio,  related to the COVID-19 Pandemic. Loans modified one time included eight credits and totaled $568,000 with deferred interest and or principal payments between three and six months.  Loans modified two times included 102 credits and totaled $38,120,000 with deferred interest and or principal payments between five and six months.  Loans modified three times included 17 credits and totaled $27,460,000 with deferred interest and or principal payments between six and nine months.  The following table illustrates the modified loans by major loan class and total deferral by number of months.

	September 30, 2020
	Total Number of Months Deferred
	0-3 Months	4-6 Months	7-9 Months	Total
Commercial:
Commercial and industrial	$33	$3,375	$37	$3,445
Construction	—	—	—	—
Secured by commercial real estate	—	28,753	24,452	53,205
Secured by residential real estate	—	5,475	113	5,588
State and political subdivisions	152	—	—	152
Retail:
1-4 family residential mortgages	—	404	2,111	2,515
Home equity loans and lines	39	453	747	1,239
Consumer	4	—	—	4
Total COVID-19 Modified Loans	$228	$38,460	$27,460	$66,148

At September 30, 2020, QNB had 660 PPP loans totaling $82,475,000 reported in commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from one to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.   Net unearned (fees) costs includes $2,406,000 in PPP loan origination fees net of costs

The Company engages in a variety of lending activities, including commercial, residential real estate and consumer transactions. The Company focuses its lending activities on individuals, professionals and small to medium sized businesses. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2020 and December 31, 2019:

September 30, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$218,532	$481	$8,435	$—	$227,448
Construction	50,187	—	—	—	50,187
Secured by commercial real estate	336,079	8,202	6,731	—	351,012
Secured by residential real estate	78,728	—	1,550	—	80,278
State and political subdivisions	34,489	—	—	—	34,489
Total	$718,015	$8,683	$16,716	$—	$743,414

December 31, 2019	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$158,247	$3,665	$6,119	$—	$168,031
Construction	56,209	—	—	—	56,209
Secured by commercial real estate	324,936	2,995	8,119	—	336,050
Secured by residential real estate	70,759	-	1,684	—	72,443
State and political subdivisions	38,376	—	—	—	38,376
Total	$648,527	$6,660	$15,922	$—	$671,109

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2020 and December 31, 2019:

September 30, 2020	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$75,525	$495	$76,020
Home equity loans and lines	64,464	725	65,189
Consumer	5,342	148	5,490
Total	$145,331	$1,368	$146,699

December 31, 2019	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$68,833	$636	$69,469
Home equity loans and lines	72,774	537	73,311
Consumer	6,391	139	6,530
Total	$147,998	$1,312	$149,310

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2020 and December 31, 2019:

September 30, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,428	$—	$1,608	$4,036	$223,412	$227,448
Construction	—	—	—	—	50,187	50,187
Secured by commercial real estate	344	—	39	383	350,629	351,012
Secured by residential real estate	67	—	186	253	80,025	80,278
State and political subdivisions	—	—	—	—	34,489	34,489
Retail:
1-4 family residential mortgages	310	305	140	755	75,265	76,020
Home equity loans and lines	299	—	8	307	64,882	65,189
Consumer	124	4	42	170	5,320	5,490
Total	$3,572	$309	$2,023	$5,904	$884,209	$890,113

December 31, 2019	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$58	$2,006	$2,064	$165,967	$168,031
Construction	—	—	—	—	56,209	56,209
Secured by commercial real estate	—	—	1,527	1,527	334,523	336,050
Secured by residential real estate	208	79	142	429	72,014	72,443
State and political subdivisions	—	—	—	—	38,376	38,376
Retail:
1-4 family residential mortgages	1,486	573	432	2,491	66,978	69,469
Home equity loans and lines	271	23	55	349	72,962	73,311
Consumer	29	71	—	100	6,430	6,530
Total	$1,994	$804	$4,162	$6,960	$813,459	$820,419

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2020 and December 31, 2019:

September 30, 2020	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,888
Construction	—	—
Secured by commercial real estate	—	2,998
Secured by residential real estate	—	747
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	495
Home equity loans and lines	—	725
Consumer	—	148
Total	$—	$10,001

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2019	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$5,901
Construction	—	—
Secured by commercial real estate	—	3,640
Secured by residential real estate	—	851
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	537
Consumer	—	139
Total	$—	$11,704

Activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 are as follows:

For the Three Months Ended September 30, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,270	$540	$—	$10	$4,820
Construction	287	14	—	—	301
Secured by commercial real estate	3,423	(154)	—	—	3,269
Secured by residential real estate	721	79	—	34	834
State and political subdivisions	120	1	—	—	121
Retail:
1-4 family residential mortgages	586	(59)	—	—	527
Home equity loans and lines	266	20	—	1	287
Consumer	268	(7)	(25)	31	267
Unallocated	523	(184)	N/A	N/A	339
Total	$10,464	$250	$(25)	$76	$10,765

For the Three Months Ended September 30, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,302	$844	$(207)	$8	$3,947
Construction	675	(87)	—	—	588
Secured by commercial real estate	2,913	(60)	—	8	2,861
Secured by residential real estate	722	(9)	(15)	16	714
State and political subdivisions	201	45	—	—	246
Retail:
1-4 family residential mortgages	433	(15)	—	—	418
Home equity loans and lines	294	21	—	3	318
Consumer	188	46	(49)	16	201
Unallocated	436	(235)	N/A	N/A	201
Total	$9,164	$550	$(271)	$51	$9,494

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$176	$(72)	$27	$4,820
Construction	590	(289)	—	—	301
Secured by commercial real estate	2,519	738	—	12	3,269
Secured by residential real estate	629	147	—	58	834
State and political subdivisions	115	6	—	—	121
Retail:					—
1-4 family residential mortgages	549	(22)	—	—	527
Home equity loans and lines	310	(29)	—	6	287
Consumer	230	190	(219)	66	267
Unallocated	256	83	N/A	N/A	339
Total	$9,887	$1,000	$(291)	$169	$10,765

For the Nine Months Ended September 30, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,092	$1,036	$(207)	$26	$3,947
Construction	551	37	—	—	588
Secured by commercial real estate	2,824	29	—	8	2,861
Secured by residential real estate	754	(68)	(51)	79	714
State and political subdivisions	153	93	—	—	246
Retail:
1-4 family residential mortgages	497	(79)	—	—	418
Home equity loans and lines	338	(17)	(17)	14	318
Consumer	164	154	(151)	34	201
Unallocated	461	(260)	N/A	N/A	201
Total	$8,834	$925	$(426)	$161	$9,494

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,665,000 and $4,760,000 as of September 30, 2020 and December 31, 2019, respectively. Non-performing TDRs totaled $899,000 and $1,131,000 as of September 30, 2020 and December 31, 2019, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2020		December 31, 2019
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$2,208	$—	$2,957	$—
TDRs with an allowance recorded	3,356	543	2,934	450
Total	$5,564	$543	$5,891	$450

There were no newly identified TDRs during the nine months ended September 30, 2020.  As of September 30, 2020, QNB had $13,000 in commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings and no commitments at December 31, 2019. There were no charge-offs during the three and nine months ended September 30, 2020 and 2019, resulting from loans previously modified as TDRs.

 There were no loans modified as TDRs within 12 months prior to September 30, 2020 and 2019 for which there was a payment default (60 days or more past due) during the nine months ended September 30, 2020 and 2019.

The Company has three loans secured by residential real estate for which foreclosure proceedings are in process at September 30, 2020. The total recorded investment is $398,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at September 30, 2020 and December 31, 2019 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2020	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,820	$3,268	$1,552	$227,448	$5,025	$222,423
Construction	301	—	301	50,187	—	50,187
Secured by commercial real estate	3,269	375	2,894	351,012	6,459	344,553
Secured by residential real estate	834	52	782	80,278	1,940	78,338
State and political subdivisions	121	—	121	34,489	—	34,489
Retail:
1-4 family residential mortgages	527	—	527	76,020	810	75,210
Home equity loans and lines	287	3	284	65,189	739	64,450
Consumer	267	9	258	5,490	63	5,427
Unallocated	339	N/A	N/A	N/A	N/A	N/A
Total	$10,765	$3,707	$6,719	$890,113	$15,036	$875,077

	Allowance for Loan Losses			Loans Receivable
December 31, 2019	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,689	$3,307	$1,382	$168,031	$6,027	$162,004
Construction	590	—	590	56,209	—	56,209
Secured by commercial real estate	2,519	217	2,302	336,050	7,172	328,878
Secured by residential real estate	629	31	598	72,443	2,082	70,361
State and political subdivisions	115	—	115	38,376	—	38,376
Retail:
1-4 family residential mortgages	549	—	549	69,469	955	68,514
Home equity loans and lines	310	—	310	73,311	555	72,756
Consumer	230	11	219	6,530	69	6,461
Unallocated	256	N/A	N/A	N/A	N/A	N/A
Total	$9,887	$3,566	$6,065	$820,419	$16,860	$803,559

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$799	$930		$901	$1,258
Construction	—	—		—	—
Secured by commercial real estate	3,125	3,747		3,735	4,362
Secured by residential real estate	1,371	1,557		1,936	2,110
Retail:
1-4 family residential mortgages	810	889		955	1,010
Home equity loans and lines	554	586		555	612
Consumer	—	—		—	—
Total	$6,659	$7,709		$8,082	$9,352

With an allowance recorded:
Commercial:
Commercial and industrial	$4,226	$5,811	$3,268	$5,126	$6,577	$3,307
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,334	3,439	375	3,437	3,495	217
Secured by residential real estate	569	575	52	146	193	31
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	185	194	3	—	—	—
Consumer	63	75	9	69	79	11
Total	$8,377	$10,094	$3,707	$8,778	$10,344	$3,566

Total:
Commercial:
Commercial and industrial	$5,025	$6,741	$3,268	$6,027	$7,835	$3,307
Construction	—	—	—	—	—	—
Secured by commercial real estate	6,459	7,186	375	7,172	7,857	217
Secured by residential real estate	1,940	2,132	52	2,082	2,303	31
Retail:
1-4 family residential mortgages	810	889	—	955	1,010	—
Home equity loans and lines	739	780	3	555	612	—
Consumer	63	75	9	69	79	11
Total	$15,036	$17,803	$3,707	$16,860	$19,696	$3,566

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Nine Months Ended September 30,	2020		2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$5,401	$4	$4,127	$1
Construction	—	—	—	—
Secured by commercial real estate	6,793	128	4,468	81
Secured by residential real estate	2,014	53	1,716	30
Retail:
1-4 family residential mortgages	849	8	1,060	9
Home equity loans and lines	661	1	198	1
Consumer	68	—	74	—
Total	$15,786	$194	$11,643	$122

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2020:

September 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Government agency securities	$—	$81,533	$—	$81,533
State and municipal securities	—	77,016	—	77,016
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	176,982	—	176,982
Collateralized mortgage obligations (CMOs)	—	101,843	—	101,843
Pooled trust preferred securities	—	—	68	68
Corporate debt securities	—	7,174	—	7,174
Total debt securities available-for-sale	—	444,548	68	444,616
Equity securities	11,691	—	—	11,691
Total recurring fair value measurements	$11,691	$444,548	$68	$456,307

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$4,670	$4,670
Mortgage servicing rights	—	—	326	326
Total nonrecurring fair value measurements	$—	$—	$4,996	$4,996
*Impairment

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three or nine months ended September 30, 2020. There were also no transfers in or out of Level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine-month period ended September 30, 2020.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, showing the fair value measurements by level within the fair value hierarchy, as of December 31, 2019:

December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Government agency securities	$—	$69,298	$—	$69,298
State and municipal securities	—	50,781	—	50,781
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	134,829	—	134,829
Collateralized mortgage obligations (CMOs)	—	86,610	—	86,610
Pooled trust preferred securities	—	—	79	79
Corporate debt securities	—	8,113	—	8,113
Total debt securities available-for-sale	—	349,631	79	349,710
Equity securities	9,164	—	—	9,164
Total recurring fair value measurements	$9,164	$349,631	$79	$358,874

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$5,212	$5,212
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$5,219	$5,219
*Impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2020	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$3,712	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -30%
				Liquidation expenses	(3)	-10%
Impaired loans	922	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-20% to -100%
Impaired loans	36	Used commercial vehicle guides		Guide value discounts	(4)	-30%
Mortgage servicing rights	326	Discounted cash flow		Remaining term		2 to 30 years
				Discount rate		12.0% to 12.5%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quantitative information about Level 3 fair value measurements
December 31, 2019	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,655	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-5% to -40%
				Liquidation expenses	(3)	-10%
Impaired loans	521	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-30% to -100%
Impaired loans	36	Used commercial vehicle guides		Guide value discounts	(4)	-30%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		2 to 27 years
				Discount rate		12.0% to 12.5%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various Level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2020 and 2019:

	Fair value measurements using significant unobservable inputs (Level 3)
	2020	2019
Balance, January 1,	$79	$116
Payments received	(1)	(36)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	(10)	(2)
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$68	$78

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at September 30, 2020 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2020;
•

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	The PreTSL will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.83% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2020 and December 31, 2019:

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

Impaired Loans (generally carried at fair value):  Impaired loans are loans for which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Mortgage Servicing Rights (carried at lower of cost or fair value):  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The mortgage servicing rights are stratified into tranches

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2020	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$37,520	$37,520	$37,520	$—	$—
Investment securities:
Equities	11,691	11,691	11,691	—	—
Available-for-sale	444,616	444,616	—	444,548	68
Restricted investment in stocks	1,041	1,041	—	1,041	—

Loans held-for-sale	9,077	9,435	—	9,435	—
Net loans	877,027	888,952	—	—	888,952
Mortgage servicing rights	475	491	—	—	491
Accrued interest receivable	4,674	4,674	—	4,674	—

Financial liabilities
Deposits with no stated maturities	$1,010,709	$1,010,709	$1,010,709	$—	$—
Deposits with stated maturities	203,754	206,280	—	206,280	—
Short-term borrowings	52,406	52,406	52,406	—	—
Long-term debt	10,000	10,292	—	10,292	—
Accrued interest payable	447	447	—	447	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	86	—	86	—

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

A summary of the Company's financial instrument commitments is as follows:

	September 30,	December 31,
	2020	2019
Commitments to extend credit and unused lines of credit	$318,955	$273,088
Standby letters of credit	24,122	11,704
Total financial instrument commitments	$343,077	$284,792

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $18,556,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2020 and December 31, 2019 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases.  Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions.  During the nine months ended September 30, 2020, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $1,086,000.

11. REGULATORY RESTRICTIONS

Dividends payable by QNB and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under Federal and Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including QNB, unless such loans are collateralized by specific obligations.

Both the QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2020, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, bank holding companies and insured depository institutions must maintain minimum ratios as set forth in the following table below.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$136,502	14.23%	$76,745	8.00%	$95,931	10.00%
Bank	124,749	13.51	73,892	8.00	92,365	10.00

Tier I capital (to risk-weighted assets):
The Company	125,652	13.10	57,558	6.00	57,558	6.00
Bank	113,899	12.33	55,419	6.00	73,892	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	125,652	13.10	43,169	4.50	N/A	N/A
Bank	113,899	12.33	41,564	4.50	60,037	6.50

Tier I capital (to average assets):
The Company	125,652	8.90	56,459	4.00	N/A	N/A
Bank	113,899	8.14	55,947	4.00	69,933	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$130,412	13.82%	$75,498	8.00%	$94,373	10.00%
Bank	118,389	12.93	73,270	8.00	91,587	10.00

Tier I capital (to risk-weighted assets):
The Company	120,452	12.76	56,624	6.00	56,624	6.00
Bank	108,429	11.84	54,952	6.00	73,270	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	120,452	12.76	42,468	4.50	N/A	N/A
Bank	108,429	11.84	41,241	4.50	59,532	6.50

Tier I capital (to average assets):
The Company	120,452	9.78	49,283	4.00	N/A	N/A
Bank	108,429	8.89	48,804	4.00	61,005	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2019 Form 10-K, could affect the future financial results of QNB Corp. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the nine months ended September 30, 2020 and 2019, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the nine months ended September 30, 2020 or 2019, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2020 of $3,778,000, or $1.07 per share on a diluted basis, compared to net income of $3,090,000, or $0.88 per share on a diluted basis, for the same period in 2019. For the nine-month period ended September 30, 2020, QNB reported net income of $7,932,000, or $2.25 per share on a diluted basis, compared to net income of $9,612,000, or $2.75 per share on a diluted basis, for the same period in 2019. The Bank contributed $8,543,000 to net income for the first nine months of 2020 compared to $8,372,000 for the first nine months of 2019; whereas the holding company contributed a net loss of  $611,000 to the first nine months of 2020 compared to net income of $1,240,000 for the first nine months of 2019.  The net loss at the holding company resulted primarily from a decrease in the fair value of the equity portfolio during the first nine months of 2020.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.06% and 11.94%, respectively, for the quarter ended September 30, 2020 compared with 1.00% and 10.39%, respectively, for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, the annualized rate of return on average assets and average shareholders’ equity was 0.80% and 8.56%, respectively, compared with 1.07% and 11.11%, for the same period in 2019.

Total assets as of September 30, 2020 were $1,417,073,000, compared with $1,225,023,000 at December 31, 2019. Loans receivable at September 30, 2020 were $887,792,000, compared with $820,616,000 at December 31, 2019, an increase of $67,176,000, or 8.2%, with commercial lending as the largest contributor to the growth. To date, the Bank originated $82,475,000 in the Small Business Administration’s Paycheck Protection Program (“PPP”) loans, enabling 660 businesses to maintain their payrolls and stay in operation.  Excluding PPP loans net of deferred fees, loans receivable at September 30, 2020 would have decreased $12,893,000, or 1.6% since year-end 2019.  Total deposits of $1,214,463,000 at September 30, 2020 increased $176,603,000, or 17.0%, compared with total deposits of $1,037,860,000 at December 31, 2019.  Most of the PPP loans proceeds were deposited to deposit accounts at the Bank.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results for the three and nine months ended September 30, 2020 include the following significant components:

•	Net interest income increased $148,000, or 1.6%, to $9,330,000 and $598,000, or 2.2%, to $27,727,000 for the three and nine months ended September 30, 2020, respectively.
•	Net interest margin on a tax-equivalent basis decreased 36 basis points for the quarter and 21 basis points for year-to-date, to 2.78% and 2.96%, respectively.
•

QNB recorded $250,000 in provision for loan losses for the quarter and $1,000,000 for the nine months ended September 30, 2020, compared with $550,000 and $925,000 for the same periods in 2019, respectively.

•

Non-interest income increased $665,000, to $2,809,000 for the third quarter and decreased $2,052,000, or 33.6% for the nine months ended September 30, 2020 compared with the same periods in 2019.  Excluding realized and unrealized gains (losses) on equity securities, non-interest income increased $520,000, or 35.2%, to $1,999,000 for the quarter and $609,000, or 14.4%, to $4,851,000 for the nine months ended September 30, 2020 compared with the same periods in 2019.

•	Non-interest expense increased $242,000, or 3.5%, to $7,197,000 for the quarter and $872,000, or 4.3%, to $21,344,000 for the nine months ended September 30, 2020 compared to the same periods in 2019.
•

Total non-performing loans were $14,666,000, or 1.65% of loans receivable at September 30, 2020, compared to $16,464,000, or 2.01% of loans receivable at December 31, 2019. Loans on non-accrual status were $10,001,000 at September 30, 2020 compared with $11,704,000 at December 31, 2019. Net charge-offs for the nine months ended September 30, 2020 were $122,000, compared with $265,000 for the same period in 2019.

These items, as well as others, are explained more thoroughly in the next sections.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total interest income	$10,763	$11,817	$32,834	$34,818
Total interest expense	1,433	2,635	5,107	7,689
Net interest income	9,330	9,182	27,727	27,129
Tax-equivalent adjustment	170	200	523	593
Net interest income (fully taxable-equivalent)	$9,500	$9,382	$28,250	$27,722

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury	$—	0.00%	$—	$2,615	2.20%	$15
U.S. Government agencies	80,485	1.24	249	67,552	1.79	303
State and municipal	68,521	3.02	516	51,370	3.64	467
Mortgage-backed and CMOs	255,667	1.45	924	221,778	2.13	1,180
Pooled trust preferred securities	85	2.65	—	91	4.38	1
Corporate debt securities	6,753	3.79	64	8,016	3.73	75
Equities	12,564	2.97	94	8,127	3.90	80
Total investment securities	424,075	1.74	1,847	359,549	2.36	2,121
Loans:
Commercial real estate	482,094	4.38	5,314	475,396	4.87	5,833
Residential real estate	79,660	3.73	742	67,121	3.98	668
Home equity loans	60,548	3.56	541	67,400	4.76	808
Commercial and industrial	223,413	3.69	2,070	154,506	5.17	2,013
Consumer loans	5,802	5.12	75	6,759	5.92	101
Tax-exempt loans	34,451	3.66	317	51,683	3.35	437
Total loans, net of unearned income*	885,968	4.07	9,059	822,865	4.75	9,860
Other earning assets	49,130	0.22	27	3,289	4.35	36
Total earning assets	1,359,173	3.20	10,933	1,185,703	4.02	12,017
Cash and due from banks	24,772			15,377
Allowance for loan losses	(10,572)			(9,238)
Other assets	38,104			33,934
Total assets	$1,411,477			$1,225,776

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$263,099	0.22%	146	$212,898	0.48%	260
Municipals	138,587	0.37	128	128,140	1.82	586
Money market	96,062	0.34	83	80,543	0.78	158
Savings	301,415	0.33	248	240,431	0.66	401
Time	112,211	1.35	380	123,078	1.63	507
Time of $100,000 or more	94,080	1.50	355	112,110	1.95	551
Total interest-bearing deposits	1,005,454	0.53	1,340	897,200	1.09	2,463
Short-term borrowings	54,487	0.39	53	55,275	1.23	172
Long-term debt	10,000	1.57	40	—	—	—
Total interest-bearing liabilities	1,069,941	0.53	1,433	952,475	1.10	2,635
Non-interest-bearing deposits	206,272			146,894
Other liabilities	9,375			8,423
Shareholders' equity	125,889			117,984
Total liabilities and shareholders' equity	$1,411,477			$1,225,776
Net interest rate spread		2.67%			2.92%
Margin/net interest income		2.78%	$9,500		3.14%	$9,382

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury	$—	0.00%	$—	$1,526	2.33%	$27
U.S. Government agencies	61,412	1.49	687	69,991	1.81	949
State and municipal	61,796	3.21	1,487	56,081	3.54	1,491
Mortgage-backed and CMOs	233,483	1.75	3,056	214,768	2.18	3,519
Pooled trust preferred securities	85	3.32	2	112	4.86	4
Corporate debt securities	7,431	3.68	205	8,020	3.76	226
Equities	12,077	3.16	285	8,840	3.32	219
Total investment securities	376,284	2.03	5,722	359,338	2.39	6,435
Loans:
Commercial real estate	478,987	4.54	16,285	460,231	4.84	16,655
Residential real estate	74,569	3.84	2,147	67,273	3.96	1,997
Home equity loans	62,291	3.89	1,812	68,332	4.74	2,421
Commercial and industrial	200,220	4.04	6,049	155,773	5.40	6,296
Consumer loans	6,099	5.35	244	6,853	6.06	311
Tax-exempt loans	36,997	3.61	1,000	47,730	3.36	1,200
Total loans, net of unearned income*	859,163	4.28	27,537	806,192	4.79	28,880
Other earning assets	38,894	0.34	98	2,829	4.54	96
Total earning assets	1,274,341	3.50	33,357	1,168,359	4.05	35,411
Cash and due from banks	18,289			13,293
Allowance for loan losses	(10,307)			(9,088)
Other assets	37,625			32,762
Total assets	$1,319,948			$1,205,326

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$247,529	0.28%	523	$211,558	0.47%	750
Municipals	117,166	0.66	576	108,796	1.94	1,577
Money market	88,611	0.49	325	93,931	0.95	670
Savings	278,997	0.43	893	243,203	0.66	1,206
Time	115,123	1.45	1,252	120,750	1.56	1,405
Time of $100,000 or more	101,459	1.64	1,247	107,710	1.89	1,523
Total interest-bearing deposits	948,885	0.68	4,816	885,948	1.08	7,131
Short-term borrowings	50,830	0.51	195	57,441	1.30	558
Long-term debt	8,084	1.57	96	—	—	—
Total interest-bearing liabilities	1,007,799	0.68	5,107	943,389	1.09	7,689
Non-interest-bearing deposits	178,775			138,878
Other liabilities	9,572			7,430
Shareholders' equity	123,802			115,629
Total liabilities and shareholders' equity	$1,319,948			$1,205,326
Net interest rate spread		2.82%			2.96%
Margin/net interest income		2.96%	$28,250		3.17%	$27,722

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and nine months ended September 30, 2020 and 2019.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2020 compared			September 30, 2020 compared
	to September 30, 2019			to September 30, 2019
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury	$(15)	$(15)	$—	$(27)	$(27)	$—
U.S. Government agencies	(54)	58	(112)	(262)	(116)	(146)
State and municipal	49	156	(107)	(4)	151	(155)
Mortgage-backed and CMOs	(256)	181	(437)	(463)	306	(769)
Pooled trust preferred securities	(1)	(1)	—	(2)	(1)	(1)
Corporate debt securities	(11)	(12)	1	(21)	(17)	(4)
Equities	14	43	(29)	66	81	(15)
Total Investment securities (AFS & Equity)	(274)	410	(684)	(713)	377	(1,090)
Loans:
Commercial real estate	(519)	67	(586)	(370)	695	(1,065)
Residential real estate	74	124	(50)	150	217	(67)
Home equity loans	(267)	(84)	(183)	(609)	(212)	(397)
Commercial and industrial	57	889	(832)	(247)	1,804	(2,051)
Consumer loans	(26)	(14)	(12)	(67)	(34)	(33)
Tax-exempt loans	(120)	(147)	27	(200)	(269)	69
Total Loans	(801)	835	(1,636)	(1,343)	2,201	(3,544)
Other earning assets	(9)	501	(510)	2	1,225	(1,223)
Total interest income	(1,084)	1,746	(2,830)	(2,054)	3,803	(5,857)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	(114)	60	(174)	(227)	128	(355)
Municipals	(458)	47	(505)	(1,001)	124	(1,125)
Money market	(75)	29	(104)	(345)	(38)	(307)
Savings	(153)	100	(253)	(313)	179	(492)
Time	(127)	(46)	(81)	(153)	(64)	(89)
Time of $100,000 or more	(196)	(90)	(106)	(276)	(87)	(189)
Total interest-bearing deposits	(1,123)	100	(1,223)	(2,315)	242	(2,557)
Short-term borrowings	(119)	(3)	(116)	(363)	(63)	(300)
Long-term debt	40	—	40	96	—	96
Total interest expense	(1,202)	97	(1,299)	(2,582)	179	(2,761)
Net interest income	$118	$1,649	$(1,531)	$528	$3,624	$(3,096)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2020 were $1,359,173,000, an increase of $173,470,000 or 14.6%, from the third quarter of 2019, with average loans increasing $63,103,000, or 7.7%, and average investment securities increasing $64,526,000, or 17.9%, over the same period. Growth in the loan portfolio supports interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets were 65.2% for the third quarter of 2020, compared with 69.4% for the third quarter of 2019. On the funding side, average deposits increased $167,632,000, or 16.1%, to $1,211,726,000 for the third quarter of 2020 primarily due to growth in non-interest-bearing and interest-bearing demand and savings deposits. Customers continue to reinvest funds into more liquid accounts. Average short-term borrowed funds for the third quarter of 2020 decreased $788,000, to $54,487,000, which consisted entirely of average commercial repurchase agreements during the third

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

quarter of 2020.  For the same period in 2019, borrowings consisted of average commercial repurchase agreements of $39,016,000 and average overnight borrowings of $16,259,000.

The net interest margin for the third quarter of 2020 decreased 36 basis points to 2.78% from 3.14% at the same period in 2019. While competition for quality loans in our local market continues to exert pressure on the net interest margin, prime rate fluctuations during 2019 and 2020 have provided increased competitive pricing pressure on deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $1,084,000, or 9.0%, to $10,933,000 for the third quarter of 2020; total interest expense decreased $1,202,000, or 45.6%, to $1,433,000. Decrease in rates on earning assets contributed to the decrease in interest income. All categories of interest-bearing deposits, experienced lower rates in the third quarter of 2020 compared to third quarter of 2019, due to rate decreases for municipal deposits indexed to Fed Funds, a 45-basis point rate decrease to the eSavings, a 35-basis point decrease in Rewards products and a 15-basis point decrease in the top tiers of the Money Market product since September 30, 2019.

The yield on earning assets on a tax-equivalent basis decreased 82 basis points from 4.02% for the third quarter of 2019, to 3.20% for the third quarter of 2020. The cost of interest-bearing liabilities was 0.53% for the third quarter ended September 30, 2020, compared with 1.10% for the same period in 2019.

Interest income on investment securities (available-for-sale and equity) decreased $274,000 when comparing the quarters ended September 30, 2020 and 2019. The average yield on the investment portfolio was 1.74% for the third quarter of 2020 compared with 2.36% for the third quarter of 2019.

Income on U.S. Government agency securities decreased $54,000 as the rate decreased 55 basis points, partially offset by an increase in average balances of $12,933,000.

Interest income on municipal securities, which are primarily tax-exempt, increased due to a $17,151,000 increase in average balances.  Proceeds from matured, called securities and proceeds from deposits were invested back into the U.S. Government agency, municipal and mortgage-backed securities portfolios. Typically, QNB purchases municipal bonds with 10-20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $256,000 due to a 68-basis point decline in yield partially offset by a $33,889,000 increase in average balances. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans decreased $801,000 to $9,059,000 when comparing the third quarters of 2020 and 2019, with a 7.7% growth in average balances contributing an increase in interest income of $835,000. The yield on loans, at 4.07%, was 68 basis points lower than the third quarter of 2019, contributing to a $1,636,000 decrease in interest income.  Competitive pressures compressed the yields on new loans being originated.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $519,000 when comparing the third quarters of 2020 and 2019, primarily due to a 49-basis point decrease in rate from 4.87% in 2019 to 4.38% in 2020. Average balances increased $6,698,000, to $482,094,000 for the quarter ended September 30, 2020 compared with the same quarter in 2019.

Income on commercial and industrial loans increased $57,000 when comparing the third quarters of 2020 and 2019. The average yield on these loans decreased 148 basis points to 3.69% resulting in a decrease in income of $832,000; average balances increased $68,907,000, to $223,413,000 for the third quarter of 2020 resulting in an $889,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate, which decreased 25 basis points in August 2019 with an additional decrease of 25 basis points in September 2019, 25 basis points in October and a total of 150 basis points in March 2020.  Included in this category are the PPP loans which contributed $79,409,000 of the net volume increase.  The PPP loans yield one percent to the customer, however

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB received origination fees from the SBA ranging from one to five basis points, resulting in a yield of approximately 2.92% for the third quarter of 2020.   The PPP loans contributed 41 basis points to the decline in the average yield.

Tax-exempt loan income was $317,000 for the third quarter of 2020, an increase of $31,000 from the same period in 2019. Average balances decreased $17,232,000, or 33.3%, to $34,451,000 for the third quarter of 2020, resulting in a decrease of $147,000 in income. The yield on municipal loans increased 31 basis points, to 3.66% for the third quarter of 2020, compared with the same period in 2019, resulting in an increase of $27,000 in interest income.   The decrease in volume during 2020 was a result of municipal loans being refinanced as bonds.

QNB desires to become the “local consumer lender of choice” and to effect this QNB refocused its retail lending efforts, adding new product offerings and increasing marketing and promotion.  Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $12,539,000, or 18.7%, to $79,660,000 for the third quarter of 2020 compared to the same period in 2019. Over this same timeframe, the average yield on the portfolio decreased 25 basis points to 3.73% for the third quarter of 2020. The combined result was a net increase in interest income of $74,000. Average home equity loans decreased by $6,852,000, or 10.2%, to $60,548,000 and the average yield decreased 120 basis points to 3.56% resulting in a combined decrease in interest income of $267,000. The yield on the consumer portfolio decreased 80 basis points to 5.12% for the third quarter of 2020 and there was a slight decrease in average balances resulting in a combined $26,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $1,202,000, when comparing the third quarter of 2020 to the same period in 2019.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand deposits. Average non-interest-bearing demand accounts increased $59,378,000, or 40.4%, to $206,272,000 for the third quarter of 2020. Average interest-bearing demand accounts increased $50,201,000, or 23.6%, to $263,099,000 for the third quarter of 2020. Interest expense on interest-bearing demand accounts decreased $114,000 to $146,000 for the same period, as the average rate paid decreased 26 basis points to 0.22% for the third quarter 2020. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.20% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2020, the average balance in this product was $78,033,000 and the related interest expense was $78,000 for an average yield of 0.40%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2019 was $58,638,000 and the related interest expense was $99,000 for an average yield of 0.67%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts decreased $458,000 to $128,000 for the third quarter of 2020. The average interest rate paid on municipal interest-bearing demand accounts decreased 145 basis points to 0.37% for the third quarter of 2020 and average balances increased $10,447,000, or 8.2%, to $138,587,000. Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore the 150-basis point decrease in the Federal funds rate in March 2020, affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts increased $15,519,000, or 19.3%, to $96,062,000 for the third quarter of 2020 compared with the same period in 2019. Interest expense on money market accounts decreased $75,000 to $83,000, and the average interest rate paid on money market accounts decreased 44 basis points to 0.34% for the third quarter of 2020. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts decreased $153,000 when comparing the third quarter of 2020 to the third quarter of 2019. The average interest rate paid on savings accounts decreased 33 basis points to 0.33% for the third quarter of 2020. When comparing these same periods, average savings accounts increased $60,984,000, or 25.4%, to $301,415,000 for the third quarter of 2020 primarily due to increases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2020 of $216,627,000 compared to $169,491,000 in the same period of 2019. The average yield paid on these accounts was 0.40% for the third quarter of 2020 and 0.86% for the same period in 2019. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $13,848,000 when comparing the third quarter of 2020 average to the same period in 2019.

Interest expense on time deposits totaled $735,000 for the third quarter of 2020 compared to $1,058,000 in 2019. Average total time deposits decreased $28,897,000 to $206,291,000 for the third quarter of 2020. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment,

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits decreased 36 basis points from 1.78% to 1.42% when comparing the third quarter of 2019 to the same period in 2020.

Approximately $134,853,000, or 66%, of time deposits at September 30, 2020 will mature over the next 12 months. The average rate paid on these time deposits is approximately 1.31%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings decreased $119,000 for the third quarter of 2020 to $53,000 when compared to the same period in 2019. When comparing these same periods, average balances decreased from $788,000 to $54,487,000 due to a decrease in average FHLB borrowings of $16,256,000 partially offset by an increase in average repurchase agreement balances of $15,468,000, with a combined 84-basis point decrease in rate.    During 2020, QNB borrowed long-term debt of $10,000,000 to lock in at a low yield.

Net Interest Income and Net Interest Margin – Nine-Month Comparison

For the nine-month period ending September 30, 2020 average earning assets increased $105,982,000, or 9.1%, to $1,274,341,000, with average loans increasing 6.6% and average investment securities increasing 4.7%. Average total deposits increased $102,834,000, or 10.0%, to $1,127,660,000 for the nine-month period ended September 30, 2020 compared to the same period in 2019. The net interest margin on a tax-equivalent basis was 2.96% for the nine-month period ended September 30, 2020, a 21-basis point decrease from the same period in 2019.

Total interest income on a tax-equivalent basis decreased $2,054,000, or 5.8%, to $33,357,000 from $35,411,000, when comparing the nine-month periods ended September 30, 2020 and September 30, 2019 due to a decrease in the level of interest rates and therefore lower yields. Interest income increased $3,803,000 as a result of volume and decreased $5,857,000 as a result of lower yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets decreased from 4.05% to 3.50% for the nine-month periods with the yield on loans down 51 basis points to 4.28%. QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments decreased 36 basis points from 2.39% to 2.03% when comparing the nine-month periods.

Total interest expense decreased $2,582,000 for the nine-month period ended September 30, 2020 compared with the same period in 2019, attributable to a decrease in rates.   The average rate paid on interest bearing deposits decreased 40 basis points to 0.68% for the nine-month period ended September 30, 2020 versus the same period in 2019. QNB funded growth in loans with net proceeds from growth in deposits; QNB was therefore able to reduce its short-term cash needs resulting in decreased FHLB borrowings in the first nine months of 2020 compared with the same period in 2019. The average balance of total short-term borrowing decreased $6,611,000 and the average borrowing rate decreased 79 basis points resulting in a net decrease in interest expense of $363,000. During 2020, QNB borrowed long-term debt of $10,000,000 from the FHLB to lock in at a low yield. Average long-term debt was $10,000,000 with an average yield of 1.52%, 137 basis points lower than the yield on short-term FHLB borrowings. The yield on interest-bearing liabilities decreased 41 basis points to 0.68% for the first nine months of 2020.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis considers several relevant factors including  specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit.

Based on this analysis, QNB recorded $250,000 and $1,000,000 in provision for loan losses in the three and nine months ended September 30, 2020, respectively, compared with $550,000 and $925,000 for the same periods in 2019. QNB's allowance for loan losses of $10,765,000 represents 1.21% of loans receivable at September 30, 2020 compared with an allowance for loan losses of $9,887,000, or 1.20% of loans receivable, at December 31, 2019, and $9,494,000, or 1.14% of loans receivable at September 30, 2019. Management believes the allowance for loan losses at September 30, 2020 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.  Excluding PPP loans, the allowance for loan losses of $10,765,000 represents 1.33% of loans receivable at September 30, 2020.

Net recoveries were $51,000 and net charge-offs were $122,000 for the three and nine months ended September 30, 2020 compared to net charge-offs of $220,000 and $265,000 for the same periods in 2019. Charge-offs of approximately $291,000 during the nine months ended September 30, 2020 consisted of commercial and industrial charge-offs of $72,000, overdraft charge-offs of $51,000, student loans of $144,000 and other consumer loans of $24,000. These were partially offset by $169,000 in recoveries comprising $131,000 in repayments from borrowers of previously charged-off credits, and $38,000 related to overdraft recoveries. Annualized net (recoveries) charge-offs as a percentage of average loans receivable were (0.02)% and 0.02% for the three and nine months ended September 30, 2020 compared with annualized charge-offs as a percentage of average loans receivable of 0.11% and 0.14% for the same period in 2019.

Non-performing assets were $14,666,000 at September 30, 2020 compared to $16,464,000 as of December 31, 2019 and $14,088,000 at September 30, 2019. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.65% of loans receivable at September 30, 2020 compared with 2.01% of loans receivable at December 31, 2019 and 1.70% of loans receivable at September 30, 2019.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2020, $4,961,000, or approximately 50% of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $16,716,000, an increase of $794,000, or 5.0%, from the $15,922,000 reported at December 31, 2019 and a decrease of $269,000, or 1.6%, from the $16,985,000 reported at September 30, 2019. The increase in classified loans since year-end is due to the downgrade of one large credit which is partially offset by repayments on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2020, December 31, 2019, or September 30, 2019. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.67% of loans receivable at September 30, 2020 compared with 0.85% at December 31, 2019 and 0.80% at September 30, 2019.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,665,000 at September 30, 2020, compared with $4,760,000 at December 31, 2019, and $1,643,000 at September 30, 2019. There were no newly identified troubled debt restructurings during the nine months ended September 30, 2020. QNB had no other real estate owned or repossessed assets at September 30, 2020, December 31, 2019, or September 30, 2019.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2020	2019	2019
Non-accrual loans	$10,001	$11,704	$12,445
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,665	4,760	1,643
Total non-performing loans	14,666	16,464	14,088
Total non-performing assets	$14,666	$16,464	$14,088

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$856,370	$811,413	$806,126
Total loans	887,792	820,616	830,556

Allowance for loan losses	10,765	9,887	9,464

Allowance for loan losses to:
Non-performing loans	73.40%	60.05%	67.39%
Total loans (excluding held-for-sale)	1.21%	1.20%	1.14%
Average total loans (excluding held-for-sale)	1.26%	1.22%	1.18%

Non-performing loans / total loans (excluding held-for-sale)	1.65%	2.01%	1.70%
Non-performing assets / total assets	1.03%	1.34%	1.13%

An analysis of net loan charge-offs for the three and nine months ended September 30, 2020 compared to 2019 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net charge-offs	$(51)	$220	$122	$265

Net annualized charge-offs to:
Total loans	(0.02%)	0.11%	0.02%	0.04%
Average total loans excluding held-for-sale	(0.02%)	0.11%	0.02%	0.04%
Allowance for loan losses	(1.88%)	9.19%	1.51%	3.73%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At September 30, 2020 and December 31, 2019, the recorded investment in loans for which impairment has been identified totaled $15,036,000 and $16,860,000 of which $6,659,000 and $8,082,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $8,377,000 and $8,778,000 at September 30, 2020 and December 31, 2019, respectively, and the related allowance for loan losses associated with these loans was $3,707,000 and $3,566,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net gain on sales of investment securities	$198	$973	$(775)	-79.7%	$367	$1,563	$(1,196)	-76.5%
Unrealized gain (loss) on investment equity securities	627	(305)	932	N/M	(1,147)	266	(1,413)	N/M
Fees for services to customers	299	432	(133)	(30.8)	952	1,247	(295)	(23.7)
ATM and debit card	598	533	65	12.2	1,602	1,522	80	5.3
Retail brokerage and advisory	141	145	(4)	(2.8)	423	419	4	1.0
Bank-owned life insurance	70	70	—	-	207	208	(1)	(0.5)
Merchant	110	87	23	26.4	298	261	37	14.2
Net gain on sale of loans	589	63	526	N/M	1,035	112	923	N/M
Other	177	146	31	21.2	318	509	(191)	(37.5)
Total	$2,809	$2,144	$665	31.0%	$4,055	$6,107	$(2,052)	-33.6%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2020 was $2,809,000, an increase of $665,000, compared to $2,144,000 for the third quarter of 2019. Excluding net realized and unrealized gains (losses) on equity securities for both periods, total non-interest income was $1,999,000 and $1,479,000 for the quarters ended September 30, 2020 and 2019, respectively, an increase of $520,000 or 35.2%.

During the third quarter of 2020, unrealized gains of $627,000 were recorded compared to unrealized losses of $305,000 in the same period of 2019. The unrealized gains and losses for the three months ended September 30, 2020 and 2019 resulted from the change in the fair value of the equities portfolio, the performance of which was consistent with the overall performance of the U.S. stock market for the periods. The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 2.97%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2008 through September 30, 2020 is $1.50 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the following table.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,					For the Nine Months Ended September 30,
	2015	2016	2017	2018	2019	2020	2019

Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$285	$219
Net gain (loss) on sales	691	758	1,557	(79)	1,781	351	1,599
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(1,147)	266
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	(511)	2,084
Tax expense (benefit)*	357	324	700	(33)	816	(148)	602
Net income	$523	$475	$1,026	$(82)	$2,009	$(363)	$1,482

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$(0.10)	$0.42
Earnings per share - diluted	$0.16	$0.14	$0.30	$(0.02)	$0.57	$(0.10)	$0.42
Tax-equivalent yield*	3.35%	3.13%	3.49%	3.08%	3.31%	3.16%	3.32%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for all 2017, 2018, 2019 and 2020 periods.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans increased $526,000 when comparing the two periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $11,563,000 and $2,179,000 for the third quarters of 2020 and 2019, respectively.

Fees for services to customers decreased $133,000 to $299,000 for the third quarter of 2020, due primarily to a decrease in net overdraft income. ATM and debit card income increased $65,000 to $598,000 for the third quarter of 2020, compared to the same period in 2019, due primarily to debit card interchange fee income.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees decreased slightly for the third quarter of 2020 compared to the same period in 2019. During 2019, there was a continued transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction. Advisory fees increased $6,000 for the third quarter of 2020 compared with the same period in 2019, while transactional fees declined $10,000 when comparing third quarters of 2020 and 2019.

Merchant income increased by $23,000 to $110,000 for the third quarter of 2020, compared to the same period in 2019. Other non-interest income increased $31,000, or 21.2%. Other non-interest income includes broker-dealer conversion cost reimbursements of $17,000 and $18,000 in the third quarter of 2020 and 2019, respectively.  Mortgage serving income increased $18,000 when comparing the two quarters primarily due to an increase in the fair value of servicing rights. There was an increase in title company income of $11,000 due to the increased volume of mortgage originations.

Nine-Month Comparison

Total non-interest income for the nine-month periods ended September 30, 2020 and 2019 was $4,055,000 and $6,107,000, respectively, a decrease of $2,052,000, or 33.6%. Excluding realized and unrealized gain and losses on equity securities for both periods total non-interest income was $4,851,000 and $4,242,000, respectively, an increase of $609,000.

Net investment securities gains decreased $1,196,000 to $367,000 for the nine months ended September 30, 2020 compared to $1,593,000 for the comparable nine months in 2019.  Market conditions in the equities market for the nine months ended September 30, 2019 versus the same period in 2020 resulted in greater opportunities for profitable sales in 2019.  QNB recorded realized gains of $351,000 compared to gains of $1,599,000  on equity securities for the nine months ended September 30, 2020 and 2019, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net gains on sales of loans increased $923,000 from $112,000, when comparing the nine months ended September 30, 2020 to the same period in 2019.  Proceeds from the sale of residential mortgages were $21,756,000 and $4,043,000 for the nine-month periods ended September 30, 2020 and 2019, respectively.

Fees for services to customers decreased $295,000 to $952,000 for the first nine months of 2020, due primarily to a decrease in net overdraft income.  ATM and debit card and merchant income increased $80,000 and $37,000, respectively, for the first nine months of 2020 compared to 2019, for reasons detailed in the quarterly comparison.

Retail brokerage and advisory increased slightly by $4,000 for the nine months ended September 30, 2020 compared to the same period in 2019; advisory fees increased $5,000 and transaction-based fees decreased $1,000.

Other non-interest income decreased $191,000, or 37.5%. Other non-interest income included a $58,000 deferred gain on the sale of a bank-financed other real estate owned property in 2019.  Other non-interest income included broker-dealer conversion cost reimbursements of $51,000 and $65,000, respectively, for the first nine months of 2020 compared to 2019. Mortgage serving income declined $69,000 when comparing the two periods primarily due to a reduction in the fair value of servicing rights.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries and employee benefits	$4,182	$4,063	$119	2.9%	$12,239	$11,634	$605	5.2%
Net occupancy	555	500	55	11.0	1,602	1,511	91	6.0
Furniture and equipment	684	623	61	9.8	2,015	1,771	244	13.8
Marketing	155	285	(130)	(45.6)	632	785	(153)	(19.5)
Third-party services	444	461	(17)	(3.7)	1,401	1,347	54	4.0
Telephone, postage and supplies	154	184	(30)	(16.3)	543	535	8	1.5
State taxes	243	171	72	42.1	645	549	96	17.5
FDIC insurance premiums	140	-	140	N/M	419	265	154	58.1
Other	640	668	(28)	(4.2)	1,848	2,075	(227)	(10.9)
Total	$7,197	$6,955	$242	3.5%	$21,344	$20,472	$872	4.3%

Quarter to Quarter Comparison

Total non-interest expense was $7,197,000 for the third quarter of 2020, an increase of $242,000, or 3.5%, compared to the third quarter of 2019.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $119,000, or 2.9%, to $4,182,000 when comparing the two quarters, in part due to the addition of branch staff in our new Allentown, Pennsylvania location. Salary expense and related payroll taxes decreased $42,000, or 1.2%, to $3,467,000 during the third quarter of 2020 compared to the same period in 2019 due to a reduction in bonus accrual and increased loan origination deferred costs of $71,000 and $88,000, respectively. Medical and dental premiums, net of employee contributions increased $147,000 to $438,000 when comparing the two quarters due to an increase in medical claims. Retirement plan increased $19,000 during the same period.

Net occupancy and furniture and equipment expenses increased $55,000, or 11.0%, and $61,000, or 9.8%, respectively. This is due primarily to increased depreciation of furniture and equipment and software maintenance expense of $33,000 and $69,000, respectively, when comparing the two periods. Marketing expense decreased $130,000, or 45.6%, to $155,000 for the quarter ended September 30, 2020 due to cancellation of events resulting from the COVID-19 pandemic.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased $17,000 when comparing the two periods, due primarily to decreases in fees paid to outside vendors for support services. Telephone, postage and supplies expenses decreased $8,000, $10,000 and $12,000, respectively. State taxes increased $72,000 due to an increase bank shares tax expense. FDIC insurance premiums increased $140,000 due to Small Institution Credits of $136,000 in 2019.

Other non-interest expense decreased $28,000, or 4.2%, primarily due to reduced travel and entertainment expense related to the cancellation of events, seminars and travel due the COVID-19 pandemic.

Nine-Month Comparison

Total non-interest expense was $21,344,000 for the nine-month period ended September 30, 2020, an increase of $872,000, or 4.3%, compared to the nine months ended September 30, 2019.

Salaries and benefits expense increased $605,000 to $12,239,000 for the nine months ended September 30, 2020 compared to the same period in 2019, for the same reasons described in the quarter comparison. Salary and related payroll tax expense increased $181,000, or 5.2%, during the period, to $10,092,000 while medical and dental premiums, net of employee contributions, increased $398,000, to $1,295,000.

Net occupancy and furniture and equipment expense increased $335,000, or 10.2%, to $3,617,000, for the same reasons described in the quarter comparison, and third-party services increased $54,000, or 4.0%, to $1,401,000 for the nine months ended September 30, 2020, due primarily to fees paid to outside vendors for support services.

Telephone, postage and supplies expenses increased $8,000 in the first nine months of 2020 compared to 2019, supplies expenses increased $19,000 due to required cleaning supplies, signage, personal protective equipment and plexiglass shields needed for customers and staff in response to the pandemic. FDIC insurance premiums increased $154,000 and marketing decreased $153,000, due to the reasons described in the quarter comparison.

Other expense decreased due to the reasons described above, and included the write-off of a receivable of $52,000 in 2019.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2020, QNB’s net deferred tax asset was $583,000. The primary components of deferred taxes are deferred tax assets of which $2,261,000 relates to the allowance for loan losses. As of December 31, 2019, QNB’s net deferred tax asset was $1,441,000. The decrease in the balance of net deferred tax assets when comparing September 30, 2020 to December 31, 2019 is due to the increase in unrealized gains on available for sale securities at September 30, 2020 compared to December 31, 2019, contributing to $1,350,000 of the decline. This decline was partially offset by the deferred tax on unrealized losses at September 30, 2020 compared to gains at December 31, 2019 on equity securities, resulting in an increase of $331,000.

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

Applicable income tax expense was $914,000 for the quarter and $1,506,000 for the nine months ended September 30, 2020, compared to expense of $731,000 and $2,227,000 for the same periods in 2019. The effective tax rate for third quarter and year-to-date 2020 was 19.5% and 16.0%, respectively, compared with 19.1% and 18.8%, respectively, for the same periods in 2019. The increase in effective tax rate in the third quarter of 2020 is due to the decline in the proportion of tax-exempt net interest income to income before taxes.  The decrease in the effective tax rate for the nine-month period of 2020 is due to the state income tax benefit at the parent company related to the unrealized losses on the equities portfolio and to the proportion of tax-exempt net interest income to income before taxes.

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

Total assets at September 30, 2020 were $1,417,073,000 compared with $1,225,023,000 at December 31, 2019. Cash and cash equivalents increased $19,912,000 from $17,608,000 at December 31, 2019 to $37,520,000 at September 30, 2020, due primarily to increases in deposits during the nine months ended September 30, 2020.

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

Loans receivable grew $67,176,000, or 8.2%, with commercial loans increasing $72,305,000, or 10.8%, to $743,414,000 at September 30, 2020, compared with $671,109,000 at year-end 2019. Retail loan balances declined $2,611,000 comparing September 30, 2020 to December 31, 2019. Under the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. As of September 30, 2020, QNB had modifications to approximately 8.4% of the commercial portfolio, with an outstanding balance of $62,390,000, and modifications to approximately 2.6% of the retail portfolio, with an outstanding balance of $3,758,000, related to the COVID-19 Pandemic. At September 30, 2020, QNB had 660 PPP loans totaling $82,475,000 reported in commercial and industrial loans.  PPP loan origination fees net of costs amounted to $2,406,000 at September 30, 2020 and are recognized in interest income as a yield adjustment over the term of the loans.  The PPP loans are 100% guaranteed by the SBA. To date, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation.  Excluding PPP loans net of deferred fees at September 30, 2020, loans receivable would have decreased $12,893,000, or 1.6% since year-end 2019.

Deposits grew $176,603,000, or 17.0%, from December 31, 2019 to September 30, 2020. Non-interest-bearing demand deposits increased $59,222,000, or 40.5%, with balances of $205,492,000 at September 30, 2020 compared with $146,270,000 at year-end 2019. Interest-bearing demand balances, excluding municipal deposits, increased $39,416,000, or 17.8%, to $260,417,000, with increases in all personal checking products and in the business checking product. The $58,737,000 increase in savings and $20,414,000 increase in money markets was partially offset by the decline in time deposits as balances were moved to more liquid accounts. Total time deposits declined $31,822,000 from December 31, 2019 to September 30, 2020. Municipal deposit balances increased $30,636,000, or 27.4%, to $142,553,000. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings decreased 6.3%, from $55,931,000 at December 31, 2019 to $52,406,000 at September 30, 2020. Commercial sweep accounts increased $8,292,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. Overnight borrowings from FHLB decreased $11,817,000. During the first nine months of 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield; the average yield of 1.57% for the nine-month period was 137 basis points lower than the average rate paid on FHLB short-term borrowings during the same period.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2020, the Bank had a maximum borrowing capacity with the FHLB of approximately $328,102,000, which is net of the $10,000,000 in long-term borrowings and a $350,000 letter of credit. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $101,000,000. At September 30, 2020 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $125,445,000 since December 31, 2019, totaling $502,904,000 at September 30, 2020. Growth in deposits since year-end 2019 has been used to fund loans, excess cash was invested in debt securities, primarily amortizing securities, and to cover operating expenses. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $245,184,000 and $205,016,000 of available-for-sale debt securities at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2020 was $130,995,000, or 9.24% of total assets, compared with shareholders' equity of $120,717,000, or 9.85% of total assets, at December 31, 2019. Shareholders’ equity at September 30, 2020 and December 31, 2019 included a positive adjustment of $5,335,000 and $257,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.90% and 9.84% at September 30, 2020 and December 31, 2019, respectively.

Average shareholders' equity and average total assets were $123,802,000 and $1,319,948,000 for the nine months ended September 30, 2020, an increase of 7.1% and 9.5%, respectively, from the averages for the nine months ended September 30, 2019. The ratio of average total equity to average total assets was 9.38% for the nine months ended September 30, 2020 compared to 9.59% for the same period in 2019.

Retained earnings at September 30, 2020 were impacted by nine months of net income totaling $7,932,000 offset by dividends declared and paid of $3,603,000 for the same period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $678,000 to capital during the nine months ended September 30, 2020.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2020, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

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

Minimum requirements increased for both the quantity and quality of capital. The rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and required a minimum Tier 1 leverage ratio of 4.0%.  A capital conservation buffer of 2.5% of risk-weighted assets also applies to avoid limitations on certain capital distributions. QNB and the Bank have sufficient capital to meet minimum regulatory capital requirements plus the fully phased-in capital conservation buffer.

The following table sets forth consolidated information for QNB:

	September 30,	December 31,
Capital Analysis	2020	2019
Regulatory Capital
Shareholders' equity	$130,995	$120,717
Net unrealized securities losses, net of tax	(5,335)	(257)
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	125,652	120,452

Tier I capital	125,652	120,452
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	10,850	9,960
Total regulatory capital	$136,502	$130,412
Risk-weighted assets	$959,308	$943,725
Quarterly average assets for leverage capital purposes	$1,411,469	$1,232,064

	September 30,	December 31,
Capital Ratios	2020	2019
Common equity tier I capital / risk-weighted assets	13.10%	12.76%
Tier I capital / risk-weighted assets	13.10	12.76
Total regulatory capital / risk-weighted assets	14.23	13.82
Tier I capital / average assets (leverage ratio)	8.90	9.78

At September 30, 2020, common equity Tier I, Tier I capital, and total regulatory capital ratios improved compared with December 31, 2019. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2020.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2020 is liability sensitive. Management expects that market interest rates will remain level over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2020 and 2019 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2020	2019
+300	-8.36%	-8.05%
+200	-4.10%	-4.88%
+100	-1.30%	-2.00%
-100	-5.07%	-2.61%

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

QNB is not subject to foreign currency exchange or commodity price risk. At September 30, 2020, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

September 30, 2020

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase any shares of its common stock during the quarter ended September 30, 2020. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2020 through July 31, 2020	—	—	—	42,117
August 1, 2020 through August 31, 2020	—	—	—	42,117
September 1, 2020 through September 30, 2020	—	—	—	42,117
Total	—	—	—	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015).

Exhibit 3.2

Bylaws of Registrant, as amended May 5, 2020 (Incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on August 6, 2020).

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

QNB Corp.

Date: November 5, 2020	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 5, 2020	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: November 5, 2020	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank