Form 10-K
period 2020-12-31
QNB CORP
filed 2021-03-11
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class Trading Symbol Name of each exchange on which registered
Common Stock QNBC N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Title of class

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 26, 2021, 3,554,550 shares of common stock of the registrant were outstanding. As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $91,885,103 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 25, 2021 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania, operated twelve full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2020.

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

At December 31, 2020, QNB had total assets of $1,440,229,000, total loans receivable of $920,042,000, total deposits of $1,228,067,000 and total shareholders’ equity of $134,445,000. For the year ended December 31, 2020, QNB reported net income of $12,083,000 compared to net income for the year ended December 31, 2019 of $12,357,000 and December 31, 2018 of $11,335,000.

At February 18, 2021, the Bank had 192 full-time employees and eight part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

Set forth below is a brief summary of some of the significant regulatory concepts and laws that affect QNB and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by references to the particular statutory or regulatory provisions themselves. Proposals to change banking laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. QNB cannot determine the likelihood of passage or timing of any such proposals or legislation or the impact they may have on QNB and its subsidiary. A change in law, regulations or regulatory policy may have a material effect on QNB and its subsidiary.

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

It is also the policy of the Federal Reserve that a bank holding company generally only pay dividends out of net income over the past year and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios at the 100% level unless both asset quality and capital are very strong. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

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

The approval of the Federal Reserve is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2021 without approval of the Federal Reserve of approximately $21,883,000 plus an additional amount equal to the Bank’s net profits for 2020 up to the date of any such dividend declaration.  Under the restrictions applicable to the Bank, to remain “well capitalized,” the Bank had approximately $30,379,000 available for payment of dividends to the Company at December 31, 2020.

Capital Adequacy

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. Tier 2 capital includes the allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets), qualifying preferred stock, subordinated debt, and qualifying Tier 2 minority interests.   The current minimum capital requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. In addition, in order to avoid limitations on certain capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), as of January 1, 2019, a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  At December 31, 2020, QNB’s Tier 1 capital, total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 12.86%, 13.95%, and 12.86%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2020, QNB’s leverage ratio was 9.07%.

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

At December 31, 2020 and 2019, the Bank qualified as well capitalized under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

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

FDIC Insurance Assessments

The Bank’s deposits are insured to the applicable limits as determined by the FDIC, which is currently $250,000 per depositor.  Under the FDIC's risk-based assessment system, insured institutions were previously assigned one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depended largely on the category to which it was assigned, with institutions deemed less risky paying lower FDIC deposit insurance premiums. The Dodd-Frank Act required the FDIC to revise its procedures to base deposit insurance assessments on each insured institution's total assets less tangible equity instead of deposits and also mandated that the Deposit Insurance Fund achieve a reserve ratio of 1.35% of insured deposits by September 2020.  Assessments for most banks are based on certain financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years, and also set maximum rates for institutions with composite CAMELS ratings of 1 or 2 and minimum rates for other institutions,  The total base assessment range (after possible adjustments) for most banks is 1.5 basis points to 30 basis points.  As of the September 2019 assessment date, when the Deposit Insurance Fund reserve ratio reached or exceeded 1.38%, banks with less than $10 billion of total consolidated assets began receiving certain "small bank assessment credits" for the portion of their assessments that contributed to the growth in the FDIC's fund reserve ratio from 1.15% to 1.35%; credits were to be applied so long as the Deposit Insurance Fund reserve ratio is at or above 1.35%.  All then remaining small bank credits were refunded during 2020, ending the application of small bank credits.

At June 30, 2019 and September 30, 2019 the Reserve Ratio was greater than 1.38% and the Bank received Small Institution Credits totaling $273,000. For the years ended December 31, 2020, 2019 and 2018, the Bank recorded $569,000, $266,000 (net of Small Institution Credits of $273,000), and $592,000, respectively, in FDIC deposit insurance premium expense.

All insured institutions of the FDIC were required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC had the authority to set the Financing Corporation assessment rate every quarter. These assessments continued until the Financing Corporation bonds matured in 2019.  The expense for 2019 and 2018 recorded by QNB was $3,000 and $32,000, respectively.   There was no expense recorded in 2020.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2020, the Bank had $0 of overnight FHLB advances outstanding and $10,000,000 in long-term debt.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2020, the Bank had $1,029,000 in stock of the FHLB.

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

On November 13, 2019, the Federal banking agencies published a final rule that provides for a simple measure of capital adequacy for certain community banking organizations, consistent with Section 201 of the EGRC Act. The final rule is effective on January 1, 2020.  Under the EGRC Act, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ generally applicable capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of prompt corrective action framework under Section 38 of the FDIA. The final rule includes a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. Similarly, a banking organization that fails to maintain a leverage ratio greater than 8% would not be permitted to use the grace period and must comply with the capital rule’s generally applicable requirements and file the appropriate regulatory reports.  As a result of the Coronavirus Aid, Relief, and Economic Security Act enacted during 2020, the CBLR was reduced to 8.0% for the remainder of 2020 and set at 8.5% for 2021.

QNB does not currently meet all the requirements under the EGRC Act, including the CBLR framework, to be considered a qualifying community banking organization.   QNB does not believe, however, that the changes resulting from the EGRC Act will materially impact QNB’s business, operations, or financial results going forward.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  As permitted under Section 4013 of the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period.  Upon requests from customers, QNB: has provided an interest only payment option, granted in 90 days increments; has provided payment deferment for commercial, mortgage and consumer loans with no late fee during the deferment period; has granted foreclosure and motor vehicle repossession reprieve; and will not adversely impact credit reporting for customers who were granted relief on mortgage or consumer loans.  None of these modifications are considered troubled-debt restructurings as the customers were not experiencing financial difficulty prior to the COVID-19 Pandemic.  Interest continues to be accrued on all COVID-19 modifications during the deferment period. QNB had modified a total 305 commercial loans or $160,676,000 and 61 retail loans or $8,808,000 during the year due to COVID-19.  As of December 31, 2020, QNB had modifications on approximately 4.0% of the December 31, 2020 commercial portfolio, consisting of 16 loans with an outstanding balance of $31,147,000, of which 13 loans totaling $30,613,000 had extended the initial modification period, and had modifications to approximately 1.8% of the December 31, 2020 retail portfolio, consisting of 13 loans with an outstanding balance of $2,723,000, of which 11 loans totaling $2,428,000 had extended the initial deferment period,  related to the COVID-19 Pandemic.   QNB will continue work with our borrowers during this difficult time.

As provided under the CARES Act, the U.S. Small Business Administration (“SBA”) and Treasury have implemented the Paycheck Protection Program (“PPP”) which is designed to assist small businesses and their employees during this crisis. This program provides small businesses with payroll assistance in the form of a 100% guaranteed loan from SBA. Eligible borrowers can receive up to 2.5 times their monthly average payroll expenses for the prior year.  Congress originally approved $349 billion for this program as part of the CARES Act. The first round of funding was quickly exhausted by April 16, 2020 and Congress worked to provide an additional $310 billion in funding which was approved on April 23, 2020.  The SBA reopened its portal to begin accepting PPP loans for approval on Monday, April 27, 2020.  As of August 13, 2020,  QNB closed 660 loans totaling $82,475,000; of which $72,821,000 were outstanding at December 31, 2020.   QNB received origination fees from the SBA ranging from one to five basis points which are recognized in interest income as a yield adjustment over the term of the loan. Net unearned fees and costs on PPP loans was $1,909,000  at December 31, 2020.  Funds are primarily being transferred into the borrowers’ deposit  accounts, and disbursement on these PPP loan proceeds are being funded by cash held at the Federal Reserve and proceeds from calls and payments of investment securities.  QNB has ample resources to cover future disbursements through short-term Federal Home Loan Bank (“FHLB”) advances and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), if necessary.  On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 was signed into law and amends the CARES Act.  The amended act eases rules on how and when small businesses can use the proceeds from PPP loans and still be eligible for loan forgiveness. The amended act made the following changes: (1) extended the maximum covered period for loan forgiveness purposes to 24 weeks or December 31, 2020; (2) lowered the amount required to be spent on payroll costs from 75% to 60%; (3) extended the loan maturity period from two to five years; and (4) revised the loan deferral period, among other changes.

On December 27, 2020, the Consolidated Appropriations Act was signed into law, which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief. Included among those relief provisions are certain extensions to elements of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) that address the application of U.S. GAAP by financial institutions.

Section 540 (Extensions of Temporary Relief and Emergency Authorities) amended Section 4014 of the CARES Act and further delays the required adoption of the FASB’s ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), including the current expected credit loss (CECL) model, by insured depository institutions, credit unions and bank holding companies. Those entities that have not previously adopted and were preparing to adopt on December 31, 2020, now have until the earlier of a) the first day of the financial institution’s fiscal year that begins after the date on which the national COVID-19 emergency terminates or b) January 1, 2022 to adopt ASU 2016-13. The required adoption date for QNB and other small reporting companies has not changed and remains at January 31, 2023.

Section 541 (Extension of Temporary Relief from Troubled Debt Restructurings and Insurer Clarification) also extends the period established by Section 4013 of the CARES Act under which consideration of troubled debt restructuring identification and accounting triggered by effects of the COVID-19 epidemic are suspended. That period is extended to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates. In addition, Section 541 amended the relief to expand beyond financial institutions to include insurance companies. The requirement that the subject specific loans not be more that 30 days past due as of December 31, 2019 was not changed.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law.  The Economic Aid Act reopens and expands the PPP. Eligible businesses that previously did not obtain a First Draw Loan may now apply for a PPP loan through March 31, 2021, or until the appropriations are exhausted. Second Draw Loans are available to those who previously received a First Draw Loan.  Under these new PPP loans, a borrower may select a covered period anywhere between eight weeks and 24 weeks after the loan is first advanced.

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

At December 31, 2020, our lending limit per borrower was approximately $19,003,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income These equity securities are carried at fair value and are no longer analyzed for impairment on an ongoing basis beginning in 2018. QNB had 16 equity securities with unrealized losses of approximately $1,122,000 at December 31, 2020. The severity and duration of the fair value declines are consistent with current stock market developments.

At December 31, 2020, the Bank had $1,029,000 in capital stock of the FHLB and $12,000 in capital stock of ACBB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

Our assets at December 31, 2020 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2020, QNB had a net deferred tax asset of $66,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings resulting and a reduction to regulatory capital for the amount included in any such allowance.

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

The following table details QNB Bank’s properties:

Location

•	Quakertown, PA – Downtown Branch (Principal Office) - 15 North Third Street	Owned
•	Quakertown, PA – Towne Bank Center - 320-322 West Broad Street	Owned
•	Quakertown, PA – Computer Center - 121 West Broad Street	Owned
•	Quakertown, PA – Country Square Branch - 240 South West End Boulevard	Leased
•	Quakertown, PA – Quakertown Commons Branch - 901 South West End Boulevard	Leased
•	Dublin, PA – Dublin Branch - 161 North Main Street	Leased
•	Pennsburg, PA – Upper Perkiomen Valley Branch - 410 Pottstown Avenue	Leased
•	Coopersburg, PA – Coopersburg Branch - 51 South Third Street	Owned
•	Perkasie, PA – Perkasie Branch - 607 Chestnut Street	Owned
•	Souderton, PA – Souderton Branch - 750 Route 113	Leased
•	Wescosville, PA – Wescosville Branch - 950 Mill Creek Road	Leased
•	Colmar, PA – Colmar Branch - 127 Bethlehem Pike	Owned
•	Warminster, PA – Warminster Branch - 1402 West Street Road	Owned
•	Allentown, PA – Allentown Branch - 535 N. 19th Street	Leased

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (“OTCBB”). QNB had approximately 649 shareholders of record as of February 26, 2021.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2020 and 2019. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2020
First Quarter	$38.60	$39.95	$27.00	$28.00	$0.34
Second Quarter	30.00	35.00	28.00	28.49	0.34
Third Quarter	28.80	30.00	26.60	27.30	0.34
Fourth Quarter	32.10	33.88	27.20	33.88	0.34

2019
First Quarter	$38.24	$39.00	$36.25	$37.00	$0.33
Second Quarter	38.00	38.25	36.52	36.75	0.33
Third Quarter	36.90	37.00	36.07	36.10	0.33
Fourth Quarter	38.94	40.00	36.55	36.75	0.33

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2020 through October 31, 2020	—	—	—	42,117
November 1, 2020 through November 30, 2020	1,100	$31.74	1,100	41,017
December 1, 2020 through December 31, 2020	3,000	31.76	3,000	38,017
Total	4,100	$31.75	4,100	38,017

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
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

QNB Corp.

Total Return Performance
QNB Corp.
NASDAQ Composite Index
SNL Bank $1B-$5B Index
SNL Mid-Atlantic Bank Index
SNL Bank Pink > $500M Index
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
QNB Corp.	100.00	117.85	151.83	134.36	139.70	121.28
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank $1B-$5B Index	100.00	143.87	153.37	134.37	163.35	138.81
SNL Mid-Atlantic Bank Index	100.00	127.10	155.78	133.10	189.29	168.47
SNL Bank Pink > $500M Index	100.00	116.60	145.63	153.61	167.43	148.33

Source: S&P Global Markets Intelligence © 2020

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2020	2019	2018	2017	2016
Income and expense
Interest income	$43,693	$46,418	$43,200	$38,102	$33,237
Interest expense	6,445	10,124	8,185	5,680	4,733
Net interest income	37,248	36,294	35,015	32,422	28,504
Provision for loan losses	1,250	1,300	1,130	1,400	30
Non-interest income	7,602	8,317	4,892	6,887	5,667
Non-interest expense	28,955	28,104	25,885	23,720	22,163
Income before income taxes	14,645	15,207	12,892	14,189	11,978
Provision for income taxes	2,562	2,850	1,557	5,900	3,054
Net income	$12,083	$12,357	$11,335	$8,289	$8,924

Share and Per Share Data
Net income - basic	$3.42	$3.53	$3.27	$2.42	$2.64
Net income - diluted	3.42	3.53	3.25	2.41	2.63
Book value	37.80	34.30	29.95	28.59	27.43
Cash dividends	1.36	1.32	1.28	1.24	1.20
Average common shares outstanding - basic	3,537,323	3,498,326	3,463,450	3,428,970	3,386,766
Average common shares outstanding - diluted	3,537,360	3,504,150	3,482,509	3,445,811	3,395,839

Balance Sheet at Year-end
Investment securities
Trading	$—	$—	$—	$—	$3,596
Available-for-sale debt	435,646	349,710	344,221	374,570	381,972
Equity	12,849	9,164	9,421	4,975	8,503
Restricted investment in bank stocks	1,041	1,073	797	1,501	1,017
Loans held-for-sale	6,570	977	—	—	789
Loans receivable	920,042	820,616	785,448	733,283	633,079
Allowance for loan losses	(10,826)	(9,887)	(8,834)	(7,841)	(7,394)
Other earning assets	25,909	5,210	570	5,538	1,824
Total assets	1,440,229	1,225,023	1,175,452	1,152,337	1,063,141
Deposits	1,228,067	1,037,860	1,015,598	993,948	913,355
Borrowed funds	58,838	55,931	50,872	55,756	52,660
Shareholders' equity	134,445	120,717	104,348	98,570	93,567

Selected Financial Ratios
Net interest margin	2.92%	3.16%	3.13%	3.14%	3.03%
Net income as a percentage of:
Average total assets	0.90	1.02	0.96	0.74	0.87
Average shareholders' equity	9.76	10.58	10.47	8.17	9.45
Average shareholders' equity to average total assets	9.21	9.63	9.20	9.09	9.16
Dividend payout ratio	39.82	37.39	39.12	51.31	45.56

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

Net income for the year ended December 31, 2020 was $12,083,000, or $3.42 per share on a diluted basis. This compares to 2019 net income of $12,357,000, or $3.53 per share on a diluted basis and 2018 net income of $11,335,000, or $3.25 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity.  Return on average assets was 0.90%, 1.02% and 0.96% in 2020, 2019, and 2018, respectively, and return on average shareholders’ equity was 9.76%, 10.58% and 10.47%, respectively, during those same periods.

The Bank contributed $11,753,000 to net income for the year ended December 31, 2020 compared to $10,648,000 for the same period in 2019; whereas the holding company contributed $330,000 to net income for the year ended December 31, 2020 compared to  $1,709,000 for the same period in 2019.  The decrease at the holding company resulted primarily from a decrease in gains on sales of equity securities and a decrease in the fair value of the equity portfolio during 2020.

2020 versus 2019

The results for 2020 include the following significant components:

•	Net interest income increased $954,000, or 2.6%, to $37,248,000 for 2020.

•	The net interest margin on a tax-equivalent basis decreased 24 basis points to 2.92% for 2020 from 3.16% for 2019.

•	Provision for loan losses totaled $1,250,000 for 2020, compared with $1,300,000 for 2019.

•	Non-interest income for 2020 was $7,602,000, a decrease of $715,000, or 8.6%, compared with 2019. Non-interest expense for 2020 was $28,955,000, an increase of $851,000, or 3.0%, compared with 2019.

•	Provision for income taxes decreased $288,000.

•	Loans receivable grew $99,426,000, or 12.1%, from December 31, 2019. Deposits increased $190,207,000, or 18.3%, from December 31, 2019.

•

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $14,109,000, or 1.53% of total loans receivable at December 31, 2020, compared with $16,464,000, or 2.01% at December 31, 2019.  Loans on non-accrual status were $9,640,000 at December 31, 2020 compared with $11,704,000 at December 31, 2019.  Net charge-offs for 2020 were $311,000, or 0.04% of average total loans, as compared with $247,000, or 0.03% of average total loans for 2019.

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

•

Total non-performing loans were $16,464,000, or 2.01% of total loans at December 31, 2019, compared with $9,638,000, or 1.23% of total loans at December 31, 2018.  Loans on non-accrual status were $11,704,000 at December 31, 2019 compared with $7,478,000 at December 31, 2018.  Net charge-offs for 2019 were $247,000, or 0.03% of average total loans, as compared with $137,000, or 0.02% of average total loans for 2018.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2020, 2019, and 2018.

Year ended December 31,	2020	2019	2018
Total interest income	$43,693	$46,418	$43,200
Total interest expense	6,445	10,124	8,185
Net interest income	37,248	36,294	35,015
Tax-equivalent adjustment	691	780	818
Net interest income (tax-equivalent basis)	$37,939	$37,074	$35,833

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

2020 versus 2019

On a tax-equivalent basis, net interest income for 2020 increased $865,000, or 2.3%, to $37,939,000. The net interest margin, which decreased 24 basis points to 2.92% was unfavorably impacted by decreased rates on loans.  The average rate earned on earning assets decreased 60 basis points from 4.02% for 2019 to 3.42% for 2020 with the yield on loans decreasing 53 basis points, favorably impacted by a $48,161,000 increase in average commercial and industrial loans partially offset by an 123 basis point decrease in the related yield and a $9,475,000 increase in average residential real estate loans partially offset by a 19 basis point decrease in yield, and unfavorably impacted by a 36 basis point decrease in the yield partially offset by a $21,719,000 increase in average commercial real estate loans.  The yield on investment securities declined 45 basis points to 1.92%. In comparison, the interest rate paid on total average interest-bearing liabilities decreased 44 basis points from 1.07% for 2019 to 0.63% for 2020 with the average rate paid on interest-bearing deposits increasing from 1.06% to 0.63% for the same time periods, respectively, partially offset by a $75,213,000 increase in average interest-bearing deposits.

Market disruption caused by local bank consolidation positively impacted both loan and deposit growth which was partially offset by the competitive local interest rate market for quality loans and deposits.  Net interest spread decreased 16 basis points to 2.79% for 2020 compared to 2.95% for 2019.  Average earning assets increased by $122,532,000, or 10.4%, to $1,297,151,000 for 2020, with average loans increasing $60,465,000, or 7.5%, to $871,991,000. The growth in loans and investment securities was funded by a $120,038,000, or 11.6%, increase in average total deposits.

2019 versus 2018

On a tax-equivalent basis, net interest income for 2019 increased $1,241,000, or 3.5%, to $37,074,000. The net interest margin, which increased three basis points to 3.16% was favorably impacted by increased rates on loans.  The average rate earned on earning assets increased 17 basis points from 3.85% for 2018 to 4.02% for 2019 with the yield on loans increasing 16 basis points, favorably impacted by a $32,443,000 increase in average commercial real estate loans and an 16 basis point increase in the related yield, a $5,290,000 increase in average residential real estate loans and a 12 basis point increase in yield, and a $2,447,000 increase in average commercial and industrial loans and a 15 basis point increase in the related yield.  The yield on investment securities increased to 2.37%. In comparison, the interest rate paid on total average interest-bearing liabilities increased 19 basis points from 0.88% for 2018 to 1.07% for 2019 with the average rate paid on interest-bearing deposits increasing from 0.86% to 1.06% for the same time periods, respectively, and a $15,780,000 increase in average interest-bearing deposits.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2020			2019			2018
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Investment securities (AFS & Equities):
U.S. Treasury	$—	0.00%	$—	$2,185	208.00%	$46	$—	0.00%	$—
U.S. Government agencies	64,517	1.38	891	69,742	1.81	1,261	72,255	1.79	1,295
State and municipal	65,824	3.08	2,027	54,632	3.54	1,936	71,048	3.29	2,335
Mortgage-backed and CMOs	242,039	1.61	3,908	216,638	2.18	4,715	213,356	2.14	4,565
Pooled trust preferred	85	3.14	3	105	4.80	4	150	4.35	6
Corporate debt	7,365	3.69	272	8,018	3.74	300	6,258	2.39	150
Equities	11,076	3.54	392	8,286	3.31	274	9,736	3.08	300
Total investment securities (AFS & Equities)	390,906	1.92	7,493	359,606	2.37	8,536	372,803	2.32	8,651
Loans:
Commercial real estate	486,231	4.46	21,662	464,512	4.82	22,393	432,069	4.66	20,135
Residential real estate	77,077	3.79	2,922	67,602	3.98	2,688	62,312	3.86	2,402
Home equity loans	61,493	3.79	2,328	67,638	4.67	3,158	67,376	4.44	2,989
Commercial and industrial	205,566	4.02	8,273	157,405	5.25	8,269	154,958	5.10	7,901
Consumer loans	5,959	5.28	314	6,800	6.01	409	7,017	5.99	420
Tax-exempt loans	35,665	3.57	1,274	47,569	3.38	1,609	43,012	3.22	1,384
Total loans, net of unearned income*	871,991	4.22	36,773	811,526	4.75	38,526	766,744	4.59	35,231
Other earning assets	34,254	0.34	118	3,487	3.90	136	3,959	3.45	136
Total earning assets	1,297,151	3.42	44,384	1,174,619	4.02	47,198	1,143,506	3.85	44,018
Cash and due from banks	19,654			13,275			12,557
Allowance for loan losses	(10,443)			(9,216)			(8,287)
Other assets	37,622			33,362			29,134
Total assets	$1,343,984			$1,212,040			$1,176,910

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$252,050	0.26%	$668	$212,415	0.47%	$990	$194,372	0.35%	$689
Municipals	119,673	0.57	679	112,539	1.80	2,023	106,411	1.44	1,537
Money market	90,989	0.45	405	90,150	0.90	815	77,713	0.42	329
Savings	288,285	0.40	1,155	242,859	0.66	1,605	266,946	0.62	1,657
Time	113,647	1.41	1,599	120,980	1.58	1,908	121,021	1.30	1,578
Time of $100,000 or more	98,870	1.57	1,556	109,358	1.90	2,083	106,058	1.62	1,723
Total interest-bearing deposits	963,514	0.63	6,062	888,301	1.06	9,424	872,521	0.86	7,513
Short-term borrowings	51,745	0.48	247	56,980	1.23	700	60,939	1.10	672
Long-term debt	8,566	1.57	136	—	0.00	—	—	0.00	—
Total interest-bearing liabilities	1,023,825	0.63	6,445	945,281	1.07	10,124	933,460	0.88	8,185
Non-interest-bearing deposits	186,897			142,072			130,633
Other liabilities	9,472			7,916			4,576
Shareholders' equity	123,790			116,771			108,241
Total liabilities and shareholders' equity	$1,343,984			$1,212,040			$1,176,910
Net interest rate spread		2.79%			2.95%			2.97%
Margin/net interest income		2.92%	$37,939		3.16%	$37,074		3.13%	$35,833

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent.  Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2020 vs. 2019			2019 vs. 2018
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Investment securities (AFS & Equities):
U.S. Treasury	$(46)	$—	$(46)	$1	$45	$46
U.S. Government agencies	(94)	(276)	(370)	(46)	12	(34)
State and municipal	396	(305)	91	(539)	140	(399)
Mortgage-backed and CMOs	553	(1,360)	(807)	70	80	150
Pooled trust preferred	—	(1)	(1)	(2)	—	(2)
Corporate debt	(24)	(4)	(28)	42	108	150
Equities	93	25	118	(45)	19	(26)
Total investment securities (AFS & Equities)	878	(1,921)	(1,043)	(519)	404	(115)
Loans:
Commercial real estate	1,047	(1,778)	(731)	1,512	746	2,258
Residential real estate	377	(143)	234	204	82	286
Home equity loans	(286)	(544)	(830)	12	157	169
Commercial and industrial	2,531	(2,527)	4	124	244	368
Consumer loans	(51)	(44)	(95)	(12)	1	(11)
Tax-exempt loans	(402)	67	(335)	147	78	225
Total loans	3,216	(4,969)	(1,753)	1,987	1,308	3,295
Other earning assets	1,199	(1,217)	(18)	(16)	16	—
Total interest income	5,293	(8,107)	(2,814)	1,452	1,728	3,180
Interest expense:
Interest-bearing demand	185	(507)	(322)	64	237	301
Municipals	128	(1,472)	(1,344)	88	398	486
Money market	8	(418)	(410)	52	434	486
Savings	301	(751)	(450)	(150)	98	(52)
Time	(115)	(194)	(309)	(1)	331	330
Time of $100,000 or more	(200)	(327)	(527)	54	306	360
Total interest-bearing deposits	307	(3,669)	(3,362)	107	1,804	1,911
Short-term borrowings	(65)	(388)	(453)	(43)	71	28
Long-term debt	—	136	136	—	—	—
Total interest expense	242	(3,921)	(3,679)	64	1,875	1,939
Net interest income	$5,051	$(4,186)	$865	$1,388	$(147)	$1,241

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $2,814,000 to $44,384,000 for 2020, while total interest expense decreased $3,679,000 to $6,445,000. Volume growth in earning assets contributed an additional $5,293,000 of interest income and interest rate decreases contributed to a reduction in interest income of $8,107,000. Rate-related interest expense decreased $3,921,000, while volume-related interest expense increased $242,000.

Investments

2020 versus 2019

Interest income on available-for-sale and equity investment securities decreased $1,043,000 when comparing the two years. The increase in average balances contributed an additional $878,000 to interest income but was offset by $1,921,000 due to the 45-basis point decrease in rates. The average yield on the available-for-sale and equity investment portfolio decreased to 1.92% for 2020 compared to 2.37% for 2019.

Income on U.S. Government agency securities decreased $370,000, due to a decrease in average balances totaling $5,225,000 and a 43-basis point decrease in the yield from 1.81% for 2019 to 1.38% for 2020.  Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised during 2020 as a result of the declining rates during the year.

Interest income on tax-exempt municipal securities increased $91,000.  Average balances, which increased $11,192,000, contributed $396,000 to interest income. The decrease in yield of 46 basis points from 3.54% in 2019 to 3.08% in 2020 partially offset the increase in interest income by $305,000. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with less favorable tax-equivalent yields. Typically, QNB purchased municipal bonds with 10- to 15-year maturities with call dates between 2 and 5 years.   Future demand for tax-exempt municipal securities is uncertain, as the tax-equivalent yield could be less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (“GSE”) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs decreased $807,000 due to 57-basis point decrease in rate from 2.18% for 2019 to 1.61% for 2020 partially offset by an increase of $25,401,000, or 11.7%, in average balances. This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase.

Income on corporate debt securities decreased $28,000 due to a decrease in average balances of $653,000 and a decrease in yield from 3.74% for 2019 to 3.69% for 2020.

Dividend income on equities increased $118,000 due to an increase in average balances of $2,790,000 and an increase in yield of 23 basis points.

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

Loans

2020 versus 2019

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, hotels, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans decreased $731,000. The increase in average balances of $21,719,000, or 4.7%, contributed an increase in interest income of $1,047,000; this was offset by the 36-basis point decrease in yield, from 4.82% in 2019 to 4.46% in 2020 resulted in a decrease of interest income of $1,778,000.

Income on commercial and industrial loans, the second largest category, increased $4,000 with the positive impact from an increase in average balances. Average commercial and industrial loans increased $48,161,000, or 30.6%, to $205,566,000 for 2020, resulting in a $2,531,000 increase in interest income.  Average yield on these loans decreased 123 basis points to 4.02% causing a decrease of $2,527,000 in interest income. Many of the loans in this category are indexed to the prime interest rate, which decreased 25 basis points in August 2019 with an additional decrease of 25 basis points in September 2019, 25 basis points in October and a total of 150 basis points in March 2020.   Included in this category are the PPP loans which contributed $53,374,000 of the net volume increase.  The PPP loans yield one percent to the customer, however QNB received origination fees from the SBA ranging from one to five basis points, resulting in a yield of approximately 3.36% for 2020.   The PPP loans contributed 24 basis points to the decline in the average yield.

Tax-exempt loan income decreased $335,000 from $1,609,000 in 2019. When comparing the same periods, average balances decreased $11,904,000 to $35,665,000, which contributed a $402,000 decrease in interest income.  The average yield on the tax-exempt loan portfolio increased from 3.38% for 2019 to 3.57% for 2020, resulting in an increase in interest income of $67,000. The decrease in volume during 2020 was a result of municipal loans being refinanced as bonds.

QNB strives to become the “local consumer lender of choice”, and to affect this goal, QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in residential mortgages. Overall, interest income for retail lending decreased $691,000 in 2020 compared with 2019, driven by the 62-basis point decrease in yield.

Given the low yields on alternative investment securities, QNB retained certain fixed rate and hybrid adjustable rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $9,475,000, or 14.0%, to $77,077,000 for 2020. The average yield on the residential real estate portfolio decreased 19 basis points to 3.79% for 2020 compared to 3.98% for 2019. Overall, interest income for this segment grew $234,000 in 2020.

Income on home equity loans decreased by $830,000 when comparing 2020 and 2019.  During 2020 and 2019, QNB offered attractive rates on both variable rate and fixed rate home equity loans.  Mortgage rates dropped during 2020 resulting in the refinancing home-equity lines into longer-term mortgages, this contributed to the decrease in average balances of $6,145,000, or 9.1%, to $61,493,000 when comparing 2020 and 2019. The yield on the home equity portfolio decreased 88 basis points to 3.79% when comparing the two years. The home values have recovered; therefore, we expect that the demand for home equity loans will continue.

Interest income on consumer loans decreased $95,000.  Consumer loans at QNB experienced a decline in average balances in 2020, which decreased $841,000, or12.4%, led by a decline in student loans. Student loan balances are no longer insured, and QNB ceased funding originations through its third-party provider during the second half of 2018; average balances decreased $544,000 and interest income decreased $69,000 when comparing 2020 and 2019.

2019 versus 2018

Income on commercial real estate loans increased $2,258,000. The increase in average balances of $32,443,000, or 7.5%, contributed an increase in interest income of $1,512,000. The 16-basis point increase in yield, from 4.66% in 2018 to 4.82% in 2019 resulted in an increase of interest income of $746,000.

Income on commercial and industrial loans increased $368,000 with the positive impact from an increase in yield and average balances. Average commercial and industrial loans increased $2,447,000, or 1.6%, to $157,405,000 for 2019, resulting in a $124,000 increase in interest income.  Average yield on these loans increased 15 basis points to 5.25% providing an additional $244,000 in interest income.

Tax-exempt loan income increased $225,000 from 2018. When comparing the same periods, average balances increased $4,557,000 to $47,569,000, which contributed a $147,000 increase in interest income.  The average yield on the tax-exempt loan portfolio increased from 3.22% for 2018 to 3.38% for 2019, resulting in an increase in interest income of $78,000.

Interest income for retail lending interest income for retail lending increased $444,000 in 2019 compared with 2018, driven by the increase in average balances and average rate increases on residential and home equity loans.

Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,290,000, or 8.5%, to $67,602,000 for 2019. The average yield on the residential real estate portfolio increased 12 basis points to 3.98% for 2019 compared to 3.86% for 2018. Overall, interest income for this segment grew $286,000 in 2019.

Income on home equity loans increased by $169,000 when comparing 2019 and 2018. Average balances increased $262,000, or 0.4%, to $67,638,000 when comparing 2019 and 2018. The yield on the home equity portfolio increased 23 basis points to 4.67% when comparing the two years.

Interest income on consumer loans decreased $11,000. Average balances in this segment decreased $217,000, or 3.1%, led by a decline in student loans. Student loan average balances decreased $362,000 and interest income decreased $17,000 when comparing 2019 and 2018.  This decrease was partially offset by an increase in consumer installment loans.

Deposits and Borrowings

2020 versus 2019

Earning assets are funded primarily by deposits, which increased on average by $120,038,000, or 11.6%, to $1,150,411,000, when comparing 2020 and 2019. Total interest expense for 2020 was $6,455,000 compared with $10,124,000 for 2019, a decrease of $3,679,000. Interest expense on total deposits decreased $3,362,000 and interest expense on borrowed funds decreased $317,000 when comparing the two years. The rate paid on interest-bearing deposits decreased 43 basis points; the rate paid on borrowings decreased 59 basis points, when comparing the two periods. Deposit and borrowing costs are expected to increase as the competition for deposits increases when rates rise

Consistent with the past several years, the growth in deposits during 2020 was centered in accounts with greater liquidity. Average non-interest-bearing demand accounts increased $44,825,000, or 31.6%, to $186,897,000 for 2020; QNB has been successful in increasing both personal and business checking accounts. Average interest-bearing demand accounts increased $39,635,000, or 18.7%, to $252,050,000 for 2020 compared with 2019, with interest expense on interest-bearing demand accounts decreasing $322,000 to $668,000 for 2020. The average rate paid decreased 21 basis points to 0.26% for 2020 compared to 0.47% for 2019. Interest-bearing business checking account average balances increased by $10,689,000, or 24.3%, and related interest expense decreased $265,000, or 72 basis points in yield, when comparing the two years. This was primarily due to initial proceeds from PPP loans being held by customers at the Bank. Also included in this category is QNB-Rewards checking, a tiered-rate checking account product. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 debit card purchase transactions post and clear per statement cycle. If these qualifications are not met, the rate paid for 2020 was 0.20%.  For 2020, the average balance in this product was $74,447,000 and the related interest expense was $325,000 for an average cost of funds of 0.44%. In comparison, the average balance in this product was $59,490,000 and the related interest expense was $392,000 for an average cost of funds of 0.66%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the debit card. The average balance of other interest-bearing demand accounts included in this category increased from $108,872,000 for 2019 to $122,861,000 for 2020. The average rate paid on these balances was 0.05% for both years.

Average money market accounts increased $839,000, or 0.9%, to $90,989,000 for 2020 compared with 2019. Interest expense on money market accounts decreased $410,000 to $405,000 for 2020 compared with 2019. The average interest rate paid on money market accounts was 0.45% for 2020, a decrease of 45 basis points compared with 2019. The balances in this category primarily comprise Select money market accounts, a product that pays a tiered rate based on account balances. The balances remaining in these accounts for 2020 were primarily at higher-yielding tiers.
Interest expense on municipal interest-bearing demand accounts decreased $1,344,000 to $679,000 for 2020. The average balance of municipal interest-bearing demand accounts increased $7,134,000, or 6.3%, to $119,673,000 and the average interest rate paid on these accounts decreased 123 basis points to 0.57% for 2020 from 1.80% for 2019. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.25% and 0.50%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

QNB’s online e-Savings product is the largest category of savings deposits and was created to compete with other online savings accounts.  Average balances increased $35,050,000, or 20.4%, to $207,177,000 in 2020 compared with $172,127,000 in 2019.   The average cost of funds on these accounts was 0.50% for 2020 and 0.86% for 2019. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $10,376,000, or 14.7%, to $81,108,000. The average rate paid on total savings accounts was 0.40% for 2020, a 26-basis point decrease from 0.66% for 2019 and interest expense decreased $450,000, to $1,155,000 from $1,605,000 over the same period.

Interest expense on time deposits decreased $836,000, to $3,155,000 in 2020, due to a 25-basis point decrease in yield, from 1.73% in 2019 to 1.48% in 2020.  The decrease in average balances was $17,821,000 in 2020, to $212,517,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. However, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $131,190,000, or 66.6%, in time deposits will reprice or mature over the next 12 months compared with 59.8% of the portfolio at December 31, 2019. The average rate paid on these time deposits is approximately 1.16%.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks with average balances in 2020 of $50,007,000 and $1,738,000, respectively. Interest expense on short-term borrowings decreased by $453,000 to $247,000 when comparing the two years. During this period average balances of repurchase agreements increased $9,788,000 with a 28-basis point decrease in average rate paid, resulting in a decrease of cost of funds of $69,000.  The average balances of borrowings from correspondent banks declined $15,023,000 and the average rate paid decreased 59 basis points, resulting in a decrease in cost of funds of $384,000.

Average long-term debt was $8,566,000 with an average yield of 1.57%, 33 basis points lower than the yield on short-term FHLB borrowings. The yield on interest-bearing liabilities decreased 44 basis points to 0.63% for 2020.

2019 versus 2018

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

Average non-interest-bearing demand accounts increased $11,439,000, or 8.8%, to $142,072,000 for 2019; QNB has been successful in increasing both personal and business checking accounts. Average interest-bearing demand accounts increased $18,043,000, or 9.3%, to $212,415,000 for 2019 compared with 2018, with interest expense on interest-bearing demand accounts increasing $301,000 to $990,000 for 2019. The average rate paid increased 12 basis points to 0.47% for 2019 compared to 0.35% for 2018. Interest-bearing business checking account average balances increased by $10,206,000, or 30.2%, and related interest expense increased $245,000, or 35 basis points in yield, when comparing the two years.  This was primarily due to one large commercial customer consolidating both existing and external accounts.  For 2019, the average balance QNB-Rewards checking was $59,490,000 and the related interest expense was $392,000 for an average cost of funds of 0.66%. In comparison, the average balance of the QNB-Rewards accounts for 2018 was $54,188,000, yielding 0.62%. The average balance of other interest-bearing demand accounts included in this category increased from $106,337,000 for 2018 to $108,872,000 for 2019. The average rate paid on these balances was 0.05% for both years

Average money market accounts increased $12,437,000, or 16.0%, to $90,150,000 for 2019 compared with 2018. The increase in money market balances is a result of a shift in balances to from less liquid and lower yielding savings accounts. Interest expense on money market accounts increased $486,000 to $815,000 for 2019 compared with 2018. The average interest rate paid on money market accounts was 0.90% for 2019, an increase of 48 basis points compared with 2018.

Interest expense on municipal interest-bearing demand accounts increased $486,000 to $2,023,000 for 2019. The average balance of municipal interest-bearing demand accounts increased $6,128,000, or 5.8%, to $112,539,000 and the average interest rate paid on these accounts increased 36 basis points to 1.80% for 2019 from 1.44% for 2018.

Online eSavings average balances declined $23,131,000, or 11.8%, to $172,127,000 in 2019 compared with 195,258,000 in 2018, resulting from a shift to more liquid deposit accounts. .   The average cost of funds on these accounts was 0.86% for 2019 and 0.79% for 2018. Traditional statement savings accounts and club accounts are also included in the savings category and decreased on average by $956,000, or 1.3%, to $70,732,000. The average rate paid on total savings accounts was 0.66% for 2019, a four-basis point increase from 2018 while interest expense decreased $52,000, to $1,605,000 from $1,657,000 over the same period.

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

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $1,250,000, $1,300,000 and $1,130,000 for the twelve-month periods ended December 31, 2020, 2019 and 2018, respectively.  Net loan charge-offs were $311,000, or 0.04% of total average loans for 2020 compared with $247,000, or 0.03% of total average loans in 2019 and $137,000, or 0.02% of total average loans in 2018. The majority of the commercial loans charged off during 2020 and 2019 had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loans. Deterioration in credit quality or significant growth in the loan portfolio may result in a higher provision for loan losses in 2021.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
Fees for services to customers	$1,315	$1,691	$1,699	$(376)	$(8)	-22.2%	-0.5%
ATM and debit card	2,195	2,070	1,895	125	175	6.0	9.2
Retail brokerage and advisory	581	560	370	21	190	3.8	51.4
Bank-owned life insurance	294	292	291	2	1	0.7	0.3
Merchant	417	348	326	69	22	19.8	6.7
Net gain (loss) on sale of investment securities	609	1,755	(76)	(1,146)	1,831	-65.3	N/M
Unrealized gain (loss) on investment equity securities	(47)	770	(336)	(817)	1,106	-106.1	—
Net gain on sale of loans	1,724	195	105	1,529	90	784.1	85.7
Other	514	636	618	(122)	18	-19.2	2.9
Total	$7,602	$8,317	$4,892	$(715)	$3,425	-8.6%	70.0%

N/M - Not Meaningful

2020 versus 2019

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and debit card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $8,317,000 in 2019 compared with $7,602,000 in 2020, a decline of $715,000.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,315,000 for 2020, a decrease of $376,000, or 22.2%, from 2019. Overdraft income, which represented approximately 71% and 77% of total fees for services to customers in 2020 and 2019, respectively, decreased by $376,000, or 28.8%, when comparing 2020 to 2019. The decrease in overdraft income primarily reflects a decrease in the number of overdraft occurrences.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $2,195,000 in 2020, an increase of $125,000, or 6.0%, from the amount recorded in 2019. Debit card interchange income increased $117,000, or 5.8%, to $2,131,000 in 2020, while ATM surcharge income and monthly card fees income increased $8,000 to $64,000. The growth in checking accounts and card usage contributed to the increase in debit card income, including the QNB Rewards checking product, a tiered-rate checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

QNB provides securities and advisory services under the name QNB Financial Services through an independent third-party registered Broker/Dealer and Registered Investment Advisor. QNB terminated its contract with its third-party broker-dealer effective August 1, 2018 and entered into a similar arrangement with another third-party provider. QNB Financial Services finalized the transferring of accounts to the new provider’s platform during 2019. QNB receives a percentage of the revenue generated but is responsible for salaries and expenses of advisors who are QNB employees.  Retail brokerage and advisory revenue was $581,000 for 2020 compared with $560,000 in 2019, an increase of $21,000, or 3.8%.  In 2018 and throughout 2019, there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction; advisory fees increased $24,000 comparing 2020 to 2019.  Sales in front-loaded products, such as annuities and alternative investments (which include private equity, hedge funds, managed futures, real estate “REITs”, commodities and derivatives contracts) and trailing income related to these decreased

$3,000 in 2020 over 2019. In 2020, the net income provided by QNB Financial Services was $197,000, compared with $82,000 in net income for 2019.

Income on bank-owned life insurance (“BOLI”) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which limit how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2020 was $294,000 compared to $292,000 for 2019.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $417,000 for 2020, an increase of $69,000, or 19.8%, from the amount reported in 2019. The increase in merchant income is primarily a result of increased usage.

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

Net gains on investment securities decreased $1,146,000 to a net gain of $609,000 for the year ended December 31, 2020, compared with a net gain of $1,755,000 for the year ended December 31, 2019, primarily due to market conditions which resulted in greater opportunities for profitable sales in 2019 compared with 2020. Gains from equity securities were $1,781,000 in 2019 compared to gains of $585,000 in 2020. Net gains on the sale of fixed income securities were $24,000 for 2020 compared to net losses of $26,000 for 2019. Unrealized losses on equity securities of $47,000 were recorded during 2020 compared to unrealized gains $770,000 during 2019.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $1,724,000 and $195,000 for 2020 and 2019, respectively. Mortgage financing activity increased in 2020, as an improvement in rates prompted borrowers to purchase. Proceeds from the sale of residential mortgages were $35,605,000 and $7,324,000 for the years ended December 31, 2020 and 2019, respectively. Included in the gains on the sale of residential mortgages in 2020 and 2019 are $249,000 and $54,000, respectively, related to the recognition of mortgage servicing assets.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $41,000 for 2020 and $117,000 for 2019 is included in other non-interest income.

Other non-interest income, excluding mortgage servicing income, was $473,000 for 2020, a decline of $46,000 from the amount recorded in 2019. Other non-interest income included broker-dealer conversion costs reimbursements of $66,000 and $83,000 for 2020 and 2019, respectively. Other non-interest income included a $58,000 deferred gain on the sale of a bank-financed other real estate owned property in 2019. Title company income increased $31,000 when comparing 2020 to 2019.

2019 versus 2018

Total non-interest income was $8,317,000 in 2019 compared with $4,892,000 in 2018, an increase of $3,425,000.

Fees for services to customers were $1,691,000 for 2019, a decrease of $8,000, or 0.5%, from 2018.  ATM and debit card income was $2,070,000 in 2019, an increase of $175,000, or 9.2%, from the amount recorded in 2018. Debit card interchange income increased $173,000, or 9.4%, to $2,014,000 in 2019, while ATM surcharge income and monthly card fees income increased $2,000 to $56,000.

Retail brokerage and advisory revenue was $560,000 for 2019 compared with $370,000 in 2018, an increase of $190,000, or 51.4%.  In 2018 and throughout 2019, there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction; advisory fees increased $175,000 comparing 2019 to 2018.  There was also growth in sales in front-loaded products in 2019 than in 2018, resulting in increased revenues of $15,000.

Income on BOLI policies during 2019 was $292,000 compared to $291,000 for 2018.

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

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
Salaries and employee benefits	$16,541	$16,086	$14,411	$455	$1,675	2.8%	11.6%
Net occupancy	2,164	2,040	1,872	124	168	6.1	9.0
Furniture and equipment	2,750	2,496	2,165	254	331	10.2	15.3
Marketing	876	1,042	927	(166)	115	-15.9	12.4
Third party services	1,923	1,853	1,889	70	(36)	3.8	-1.9
Telephone, postage and supplies	736	720	685	16	35	2.2	5.1
State taxes	887	760	727	127	33	16.7	4.5
FDIC insurance premiums	569	269	624	300	(355)	111.5	-56.9
Other	2,509	2,838	2,585	(329)	253	-11.6	9.8
Total	$28,955	$28,104	$25,885	$851	$2,219	3.0%	8.6%

2020 versus 2019

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $28,955,000 in 2020, an increase of $851,000, or 3.0%, from the $28,104,000 in 2019. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue (tax-equivalent net interest income plus non-interest income). QNB’s efficiency ratios for 2020, 2019 and 2018 were 63.6%, 61.9%, and 63.6%, respectively.  The increase in the 2020 efficiency ratio is primarily due to non-interest expense in 2020 being higher by $851,000 over 2019 versus tax-equivalent income increasing $148,000.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2020 was $16,541,000, an increase of $455,000 compared with $16,086,000 reported in 2019. Salary expense and related payroll taxes for 2020 was $13,762,000, an increase of $88,000 compared with $13,674,000 reported in 2019. Included in salary expense in 2020 was incentive compensation plus related payroll taxes of $731,000, a $309,000 decrease over incentive compensation in 2019. Benefit expense for 2020 was $2,779,000, an increase of $367,000, or 15.2%, from the amount recorded in 2019.  Medical premiums increased $330,000.  Retirement plan matching and safe harbor increased $92,000 compared to 2019. QNB utilized unvested forfeited 401(k) contributions to offset retirement plan matching in 2020 and 2019.

Net occupancy and furniture and equipment expense increased $378,000, to $4,914,000 when comparing 2020 to 2019, due primarily to increased software, additional 2020 building and equipment maintenance resulting from the COVID-19 Pandemic, branch rent related to a 2020 renewed lease and higher depreciation in 2020 resulting from renovations, one new branch and a branch relocation in 2019.

Marketing expense was $876,000 for 2020, a $166,000 decrease from the expense recorded in 2019. Advertising and sales promotions expense declined $87,000 and marketing expenses related to public relations declined $82,000, respectively, for the year ended December 31, 2020 compared with 2019. QNB’s contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves are included in public relations expense; many of these events were cancelled or postponed due to the COVID-19 Pandemic.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services increased $70,000.

Telephone, postage and supplies expense increased $16,000 to $736,000 in 2020, compared with 2019, primarily due to an increase in supplies of $16,000 related to the COVID-19 Pandemic.

FDIC insurance premium expense increased $300,000 in 2020.  The premium assessment formula for small institutions was changed by the FDIC and implemented in late 2016 and is based on asset growth and related risk assumptions determined by the FDIC as well as capital. Small institutions, for FDIC premium assessments purposes, are defined as those with total consolidated assets less than $10 billion.  On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%. Because the reserve ratio has exceeded 1.35%, a change impacting QNB’s deposit insurance assessment occurred under the FDIC regulations:  Small institutions were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.  QNB received $273,000 in assessment credits during 2019.

State tax expense represents the payment of the Pennsylvania Shares Tax and Pennsylvania sales and use tax. State tax expense was $887,000 and $760,000 for the years 2020 and 2019, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank.  The increase in Pennsylvania Shares Tax is a result of growth of the Bank’s capital.

Other operating expenses for the twelve months ended December 31, 2020 decreased $329,000, or 11.6%.  In 2019 there was a write-off of a receivable of $103,000 and foreclosure expenses of $42,000.  The remaining decreases were primarily due to reduced business development, travel, seminar and meeting expenses related to cancellations of events due to the COVID-19 Pandemic.

2019 versus 2018

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

Income Taxes

Applicable income tax expense and effective tax rates were $2,562,000, or 17.5% for 2020, $2,850,000, or 18.7%, for 2019 compared with $1,557,000, or 12.1%, for 2018. The primary reason for the decreased effective tax rate for 2020 over 2019 was due to the state taxes on the realized gains on securities in 2019. In 2018, QNB elected to change its tax methods for bad debt conformity and for loan origination costs effective with the filing of the 2017 tax return which resulted in a tax benefit of $415,000.  These discrete tax items were recorded in 2018.

Summary Impact of 2018 Discrete Tax Items

Year ended December 31,	2018
Non-GAAP adjusted net income excluding impact of discrete items and tax legislation	$10,920
Tax provision, discrete items and revaluation of net deferred tax asset	415
Reported Net Income (GAAP)	$11,335

Non-GAAP earnings per share, excluding impact of discrete items and tax legislation	$3.14
Effect of discrete items and tax legislation on diluted earnings per share	0.11
Reported Diluted Earnings per Share (GAAP)	$3.25

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

For the year ended December 31, 2018, the effective tax rate excluding the discrete items was 15.3%; the primary reason for the increase effective tax rate for 2019 over 2018 was due to the state taxes on the realized gains on securities.  QNB expects the effective tax rate in 2021 to be similar to the 17.5%, less than the 21% corporate rate, due to its holdings of tax-free assets, including municipal bonds, municipal loans, and life insurance contracts.  For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2020	2019	Amount	Percent
Cash and cash equivalents	$39,331	$17,608	$21,723	123.4%
Investment securities AFS	435,646	349,710	85,936	24.6
Investment equity securities	12,849	9,164	3,685	40.2
Restricted investment in bank stocks	1,041	1,073	(32)	-3.0
Loans held-for-sale	6,570	977	5,593	—
Loans receivable	920,042	820,616	99,426	12.1
Allowance for loan losses	(10,826)	(9,887)	(939)	-9.5
Premises and equipment, net	15,404	15,608	(204)	-1.3
Bank-owned life insurance	11,791	11,490	301	2.6
Accrued interest receivable	4,825	2,828	1,997	70.6
Other assets	3,556	5,836	(2,280)	-39.1
Total assets	$1,440,229	$1,225,023	$215,206	17.6%

Cash and interest-earning deposits

Total cash and cash equivalents increased $21,723,000 from $17,608,000 at December 31, 2019 to $39,331,000 at December 31, 2020. QNB had interest-bearing balances at the Federal Reserve Bank of $25,581,000 compared with $1,584,000 and interest-bearing balances in a brokerage account of $242,000 compared with $3,616,000 at December 31, 2020 and December 31, 2019, respectively. Net cash was provided by operating activities. The maturity, prepayment and sales of investment securities and proceeds received from deposit growth more than offset loan growth and the purchases of investment securities.

Investment Securities and Other Short-Term Investments

At December 31, 2020 and 2019, QNB had no Federal funds sold. With the Federal funds rate between 0% and 0.25%, excess funds for liquidity purposes are kept at the Federal Reserve.  These funds carry a 0% risk weighting for risk-based capital calculation purposes.

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

Investment Portfolio History
December 31,	2020	2019	2018
Investment Securities Available-for-Sale
U.S. Government agency	$69,776	$69,298	$68,409
State and municipal	87,812	50,781	66,313
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	175,847	134,829	125,913
Collateralized mortgage obligations (CMOs)	94,948	86,610	75,491
Pooled trust preferred	70	79	116
Corporate debt	7,193	8,113	7,979
Total investment securities available-for-sale	$435,646	$349,710	$344,221
Equity Investments
Equity	$12,849	$9,164	$9,421
Total equity investments	$12,849	$9,164	$9,421
Total investment securities	$448,495	$358,874	$353,642

Investment Securities - Trading

QNB did not hold any trading security during 2020 or 2019.

Investments Held-To-Maturity Debt Securities

QNB did not hold any held-to-maturity security during 2020 or 2019.

Investments Available-For-Sale Debt Securities

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2020, the fair value of investment debt securities available-for-sale was $435,646,000, or $7,151,000 above the amortized cost of $428,495,000. This compares to a fair value of $349,710,000, or $325,000 above the amortized cost of $349,385,000, at December 31, 2019. The available-for-sale portfolio, excluding the pooled trust preferred securities, had a weighted average maturity of approximately 5.2 years at December 31, 2020 and 4.6 years at December 31, 2019. The weighted average tax-equivalent yield, excluding the pooled trust preferred securities, was 1.57% and 2.36% at December 31, 2020 and 2019, respectively.

At December 31, 2020, approximately 78% of QNB’s investment securities available-for-sale were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2020, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk.  The increase of the investment portfolio as a percent of total assets in 2020 is due to deposit growth and the investment of excess funds. Proceeds from the sale of investment securities available-for-sale were $6,930,000 during 2020 compared with $47,851,000 during 2019.  In addition to the proceeds from the sale of investment securities available-for-sale, proceeds from maturities, calls and prepayments were $207,245,000 in 2020 compared with $68,174,000 in 2019.  During 2020, $295,734,000 of investment securities available-for-sale were purchased compared with $113,688,000 during 2019.

The balance of U.S. Government agency securities increased $478,000 to $69,776,000 at December 31, 2020 and represents 16.0% of the available-for-sale investment portfolio, compared with 19.8% at December 31, 2019. U.S. Government agency issued CMO and MBS balances increased $49,356,000 to $270,795,000 and represents 62.2% of the available-for-sale portfolio compared with 63.4% at December 31, 2019. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities increased $37,031,000 to $87,812,000 at December 31, 2020, representing 20.2% of the available-for-sale portfolio compared with 14.5% at December 31, 2019. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases in addition to the bond rating of the issuer or the rating of bond insurer, if present. Ninety-four bonds were purchased with a book value of $51,787,000 and thirty-five bonds with a book value of $15,045,000 were called or matured in 2020.

QNB owns one collateralized debt obligations (“CDO”) in the form of a pooled trust preferred security. The security is comprised of securities issued by banks or bank holding companies. QNB owns the mezzanine tranche of this security. The security is structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.  The trust preferred security the Bank continues to hold has a carrying balance of $70,000 at December 31, 2020 and represents the senior-most obligation of the trust.  There was no credit-related other-than-temporary impairment charge during 2020, 2019 or 2018.  Future estimates of fair value of the remaining security could require recording additional OTTI charges through earnings. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

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

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2020	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency:
Fair value	$1,008	$7,993	$60,775	$—	$69,776
Weighted average yield	1.40%	0.59%	1.06%	—	1.01%
State and municipal:
Fair value	810	3,754	17,686	65,562	87,812
Weighted average yield	2.78%	3.77%	3.15%	2.40%	2.61%
Mortgage-backed:
Fair value	27	175,820	—	—	175,847
Weighted average yield	0.17%	1.29%	0.00%	—	1.29%
Collateralized mortgage obligations (CMOs):
Fair value	8,417	81,624	4,907	—	94,948
Weighted average yield	1.20%	1.56%	1.16%	—	1.51%
Pooled trust preferred:
Fair value	—	—	—	70	70
Weighted average yield	—	—	—	2.64%	2.64%
Corporate debt:
Fair value	2,007	2,215	2,971	—	7,193
Weighted average yield	1.82%	2.30%	6.46%	—	3.88%
Total fair value	$12,269	$271,406	$86,339	$65,632	$435,646
Weighted average yield	1.42%	1.39%	1.68%	2.40%	1.60%

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

Investments in Equity Securities

Equity securities increased $3,685,000 to $12,849,000 at December 31, 2020 from $9,164,000 at December 31, 2019.  QNB sold $4,767,000 in equity securities for a net gain of $585,000 and purchased $7,914,000 in equities during 2020.

QNB adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018. This ASU was issued by the Financial Accounting Standards Board (FASB) on January 5, 2016 to enhance the reporting model for financial instruments to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The FASB issued ASU 2018-03 in February 2018 which provides technical corrections and improvements to ASU 2016-01. QNB used the modified retrospective method for transition in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. QNB reclassified a loss, net of taxes, of $254,000 from accumulated other comprehensive loss to retained earnings on January 1, 2018.  Increases and decreases in the fair value were recognized in net income during 2020, 2019 and 2018.  At December 31, 2020, the fair value of the equity securities was $12,849,000, or $65,000 above the cost of $12,784,000 compared to $$9,164,000, or $111,000 above the cost of $9,053,000 at December 31, 2019.

The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 3.54%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2008 through December 31, 2020 is $1.79 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the following table.

Net Income (Expense) on Equity Securities	For the Year Ended December 31,
	2015	2016	2017	2018	2019	2020
Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$392
Net gain (loss) on sales	691	758	1,557	(79)	1,781	585
OTTI	(55)	(192)	(80)	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(47)
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	930
Tax expense (benefit)*	357	324	701	(33)	816	269
Net income	$523	$475	$1,025	$(82)	$2,009	$661

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19
Earnings per share - diluted	0.16	0.14	0.30	(0.02)	0.57	0.19
Tax-equivalent yield	3.35%	3.13%	3.49%	3.08%	3.31%	3.54%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for the 2017, 2018, 2019 and 2020 periods.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. Other than disclosed in the forthcoming Loan Portfolio Table, at December 31, 2020, there was a concentration of loans to lessors of residential buildings and dwellings of 14.9% of total loans and to lessors of nonresidential buildings of 19.6% of total loans, compared with 16.6% and 18.3% of total loans, respectively, at December 31, 2019. These concentrations were primarily within the commercial real estate categories.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, qualifying originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity increased in 2020 with $39,474,000 in residential mortgages originated for sale during 2020, compared with $8,106,000 for 2019. There were $6,570,000 in residential mortgage loans held-for-sale at December 31, 2020 and $977,000 at December 31, 2019. These loans are carried at the lower of aggregate cost or market.

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

Under the CARES Act, enacted on March 27, 2020, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. As of December 31, 2020, QNB had modifications to approximately 4.0% of the commercial portfolio, with an outstanding balance of $31,148,000, and modifications to approximately 1.8% of the retail portfolio, with an outstanding balance of $2,722,000, related to the COVID-19 Pandemic. During 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation.  At December 31, 2020, QNB had 556 PPP loans totaling $72,821,000 reported in commercial and industrial loans.  PPP loan origination fees net of costs amounted to $1,909,000 at December 31, 2020 and are recognized in interest income as a yield adjustment over the term of the loans.  The PPP loans are 100% guaranteed by the SBA. Excluding PPP loans net of deferred fees at December 31, 2020, loans receivable would have increased $28,514,000, or 3.5% since year-end 2019.

Total loan receivables at December 31, 2020 were $920,042,000, an increase of $99,426,000, or 12.1%, from December 31, 2019. This follows a 4.5% increase in outstanding loans in 2019. A key financial ratio, loans to deposits was 74.9% at December 31, 2020, compared with 79.1% at December 31, 2019.  QNB continues to be committed to make loans available to credit worthy consumers and businesses.

Loan Portfolio
December 31,	2020	2019	2018	2017	2016
Commercial:
Commercial and industrial	$227,431	$168,031	$162,452	$147,190	$110,233
Construction	57,594	56,209	50,135	51,157	39,268
Secured by commercial real estate	377,586	336,050	308,590	286,867	255,188
Secured by residential real estate	81,897	72,443	68,581	71,703	68,731
State and political subdivisions	25,302	38,376	43,737	38,087	35,260
Retail:
1-4 family residential mortgages	82,739	69,469	67,453	55,818	47,124
Home equity loans and lines	63,943	73,311	77,475	75,576	71,525
Consumer	5,364	6,530	6,785	6,680	5,670
Total loans	921,856	820,419	785,208	733,078	632,999
Net unearned costs (fees)	(1,814)	197	240	205	80
Loans receivable	$920,042	$820,616	$785,448	$733,283	$633,079

Loan Maturities and Interest Sensitivity
December 31, 2020	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$94,281	$120,125	$13,025	$227,431
Construction	10,379	17,984	29,231	57,594
Secured by commercial real estate	14,641	16,686	346,259	377,586
Secured by residential real estate	4,393	2,993	74,511	81,897
State and political subdivisions	33	913	24,356	25,302
Retail:
1-4 family residential mortgages	3,024	585	79,130	82,739
Home equity loans and lines	5,489	5,677	52,777	63,943
Consumer	519	1,988	2,857	5,364
Total	$132,759	$166,951	$622,146	$921,856

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The following shows the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates at December 31, 2020:

Loans with fixed predetermined interest rates: $195,877,000

Loans with variable or adjustable interest rates: $593,220,000

The Allowance for Loan Losses Allocation table on Page 43 shows the percentage composition of the loan portfolio over the past five years. There was very little change in the composition of the portfolio between the periods ended December 31, 2019 and 2020. Loans secured by commercial real estate represent the largest sector of the portfolio, remaining 41.0% of the portfolio at both December 31, 2020 and December 31, 2019, as the balances in this sector grew by $41,536000, or 12.4%, from $336,050,000 at December 31, 2019 to $377,586,000 at December 31, 2020. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitality properties, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had no charge-offs in this category in 2020, 2019 or 2018.

Commercial loans secured by residential real estate increased by $9,454,000, or 13.1%, to $81,897,000 at December 31, 2020 and at 8.9% represent a slightly higher share of the overall portfolio than the 8.8% at December 31, 2019. Some of the properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value in prior years. Charge-offs in this category have significantly decreased over the past three years. Non-accrual commercial loans secured by residential real estate were $875,000, $851,000, and $1,102,000 at December 31, 2020, 2019, and 2018, respectively.  Net recoveries were $68,000 in 2020, compared with net recoveries of $72,000 in 2019 and net charge-offs of $50,000 in 2018.  In 2020, $64,000 of the net recoveries were out-of-market investment properties, compared with $73,000 of the net recoveries in 2019 and $56,000 of the net charge-offs in 2018.

Commercial and industrial loans, the second largest sector of the portfolio, experienced growth in balances of $59,400,000, or 35.4%, to $227,431,000 at December 31, 2020. This followed a growth in this category of $5,579,000, or 3.4%, in 2019. Excluding PPP loans, commercial and industrial loans decreased $13,421,000, or 8.0% in 2020. Commercial and industrial loans represented 24.7% of the portfolio at year-end 2020 compared with 20.5% at December 31, 2019. Excluding PPP loans, commercial and industrial loans represented 18.2% of the portfolio at year-end 2020. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or are unsecured.  During 2020, nonaccrual commercial and industrial loan balances decreased $1,534,000 to $4,367,000, the majority of which is due to paydowns of $1,270,000 and the partial charge-off of three credits totaling of $263,000. During 2019, nonaccrual commercial and industrial loan balances increased $2,722,000 to $5,901,000, the majority of which is due to six relationships being downgraded in 2019 of which one credit was partially charged-off by $207,000.  In 2020, 2019, and 2018, charge-offs were $268,000, $207,000, and $0, respectively.

Construction loans increased 2.5% from $56,209,000, or 6.8% of the portfolio at December 31, 2019, to $57,594,000, or 6.2% of the portfolio at December 31, 2020. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete, the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. There were no charge-offs in the construction loan portfolio since 2011, and no construction loans on non-accrual since 2014.

Loans to state and political subdivisions decreased $13,074,000, or 34.1%, from $38,376,000 at December 31, 2019 to $25,302,000 at December 31, 2020. This sector decreased from 4.7% of the total loan portfolio at December 31, 2019 to 2.7% at December 31, 2020. Many municipalities, counties and school districts refinanced their existing bonds or bank debt due to decreased. The decrease in 2020 was primarily due to one relationship lost during the end of 2020. The 2017 Tax Reform Act made the tax effective yield on loans to state and political subdivisions less favorable than experienced historically.

Residential mortgage loans secured by first lien balances increased by $13,270,000, or 19.1%, to $82,739,000 at December 31, 2020. This followed an increase of $2,016,000, or 3.0%, between December 31, 2018 and December 31, 2019.  In 2020 and 2019, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

Balances in home equity loans and lines decreased $9,368,000, or 12.8%, to $63,943,000 at December 31, 2020. During 2020, QNB continued to offer very attractive rates on both variable and fixed rate home equity loans and lines. These attractive rates, along with excellent customer service, including quick turnaround time, resulted in new originations in home equity loans, however, paydowns and refinancing into mortgage loans contributed to the decline. QNB expects demand for home equity loans will increase as rates normalize and debt consolidation into mortgage loans decline.

Consumer loan balances decreased $1,166,000 to $5,364,000 at December 31, 2020. In 2013, QNB reentered the private student loan market through a relationship with a third party. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. As of December 31, 2020 the balance of student loans was $2,724,000, a decrease of $672,000 compared with December 31, 2019.  Student loan balances will decline, as their balances are no longer insured, and QNB ceased funding originations through the third party during 2019 and forward.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. Non-performing assets totaled $14,109,000, or 0.98% of total assets at December 31, 2020, a $2,355,000 decrease over the $16,464,000, or 1.34% of total assets at December 31, 2019.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $14,109,000, or 1.53% of total loans receivable at December 31, 2020 compared with $16,464,000, or 2.01% of total loans receivable at December 31, 2019. Loans on non-accrual status were $9,640,000 at December 31, 2020 compared with $11,704,000 at December 31, 2019. The decrease was primarily due to paydowns of $2,590,000 and net charge-offs of $419,000, partially offset by $945,000 being placed on nonaccrual of which $391,000 were due to two commercial relationships; specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2020, $5,030,000, or approximately 52% of the loans classified as non-accrual, are current or past due less than 30 days.

QNB had no loans 90 days or more past due and still accruing at December 31, 2020 or at December 31, 2019. Total loans that are 30 days or more past due decreased $1,260,000 to $5,700,000, representing 0.62% of total loans at December 31, 2020 compared with $6,960,000 and 0.85% of total loans at December 31, 2019. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans, totaled $4,469,000 and $4,760,000 at December 31, 2020 and 2019, respectively.

QNB held no OREO at December 31, 2020 or 2019.  There were no repossessed assets as of December 31, 2020 or 2019.

Non-Performing Assets
December 31,	2020	2019	2018	2017	2016
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—
Secured by residential real estate	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	—	11
Retail:	—	—	—	—	—
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total loans past due 90 days or more and accruing	—	—	—	—	11

Non-accrual loans
Commercial:
Commercial and industrial	4,367	5,901	3,179	3,367	4,798
Construction	—	—	—	—	—
Secured by commercial real estate	2,905	3,640	1,965	1,987	3,007
Secured by residential real estate	875	851	1,102	1,458	1,866
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	—	—
Retail:
1-4 family residential mortgages	636	636	940	882	266
Home equity loans and lines	752	537	166	142	89
Consumer	105	139	126	85	93
Total non-accrual loans	9,640	11,704	7,478	7,921	10,119

Troubled debt restructured loans, not included above	4,469	4,760	2,160	1,321	1,819
Other real estate owned	—	—	—	—	—
Non-accrual pooled trust preferred securities	—	—	—	—	2,281
Total non-performing assets	$14,109	$16,464	$9,638	$9,242	$14,230
Total as a percent of total assets	0.98%	1.34%	0.82%	0.80%	1.34%

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans, management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At December 31, 2020, substandard or doubtful loans totaled $22,193,000, an increase of $6,271,000, or 39.4%, from the $15,922,000, reported as of December 31, 2019.

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

Economic conditions, nationally and in QNB’s market, declined in 2020, however, asset quality remained strong. The allowance level stated as a percent of loans receivable decreased from 1.20% at December 31, 2019 to 1.18% at December 31, 2020.  Excluding PPP loans, the allowance level stated as a percent of loans receivable was 1.27% at December 31, 2020.  PPP loans are 100% guaranteed by the SBA.   The allowance for loan losses increased to $10,826,000 at year-end 2020 from $9,887,000 at year-end 2019, due to the increase in loans receivable over the same period and the decline economic conditions.

Allowance for Loan Losses Allocation
December 31,	2020		2019		2018		2017		2016
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$4,050	24.7%	$4,689	20.5%	$3,092	20.7%	$2,711	20.1%	$1,459	17.4%
Construction	346	6.2	590	6.8	551	6.4	563	7.0	449	6.2
Secured by commercial real estate	3,736	41.0	2,519	41.0	2,824	39.3	2,410	39.1	2,646	40.3
Secured by residential real estate	871	8.9	629	8.8	754	8.7	816	9.8	1,760	10.9
State and political subdivisions	89	2.7	115	4.7	153	5.6	114	5.2	123	5.6
Indirect lease financing	—	—	—	—	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	533	9.0	549	8.5	497	8.6	444	7.6	366	7.4
Home equity loans and lines	386	6.9	310	8.9	338	9.9	357	10.3	353	11.3
Consumer	265	0.6	230	0.8	164	0.8	57	0.9	76	0.9
Unallocated	550		256		461		369		162
Total	$10,826	100.0%	$9,887	100.0%	$8,834	100.0%	$7,841	100.0%	$7,394	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2020 and 2019, the recorded investment in loans for which impairment has been identified totaled $14,516,000 and $16,860,000, respectively, of which $6,432,000 and

$8,082,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $8,084,000 and $8,778,000 at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the related allowance for loan losses associated with these loans was $3,050,000 and $3,566,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Loan Losses
	2020	2019	2018	2017	2016
Allowance for loan losses:
Balance, January 1	$9,887	$8,834	$7,841	$7,394	$7,554

Charge-offs
Commercial:
Commercial and industrial	268	207	—	960	140
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	-
Secured by residential real estate	—	51	77	23	120
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	—	52
Retail:
1-4 family residential mortgages	—	—	1	—	—
Home equity loans and lines	—	17	84	—	—
Consumer	282	197	112	92	92
Total charge-offs	550	472	274	1,075	404
Recoveries
Commercial:
Commercial and industrial	40	33	40	34	37
Construction	—	—	—	—	—
Secured by commercial real estate	12	10	23	8	8
Secured by residential real estate	68	123	27	38	112
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	—	9
Retail:
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	41	15	13	10	16
Consumer	78	44	34	32	32
Total recoveries	239	225	137	122	214
Net charge-offs	(311)	(247)	(137)	(953)	(190)
Provision for loan losses	1,250	1,300	1,130	1,400	30
Balance, December 31	$10,826	$9,887	$8,834	$7,841	$7,394

Total loans (excluding loans held-for-sale)
Average	$868,461	$811,413	$766,692	$682,292	$604,757
Year-end	920,042	820,616	785,448	733,283	633,079

Ratios:
Net charge-offs to:
Average loans	0.04%	0.03%	0.02%	0.03%	0.11%
Loans at year-end	0.03	0.03	0.02	0.03	0.11
Allowance for loan losses	2.87	2.50	1.55	2.57	8.56
Provision for loan losses	24.88	19.00	12.12	633.33	323.50

Allowance for loan losses to:
Average loans	1.25%	1.22%	1.15%	1.22%	1.32%
Loans at year-end	1.18	1.20	1.12	1.17	1.23

QNB had net loan charge-offs of $311,000, or 0.04% of average loans for 2020 compared with $247,000, or 0.03% of average loans for 2019 and $137,000, or 0.02% of average loans for 2018. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loan.  The increase in commercial and industrial charge-offs in 2020 and 2019 was primarily related to a single relationship as well as in 2017.

Management believes the allowance for loan losses of $10,826,000 is adequate as of December 31, 2020, in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment includes a right-of-use asset of $4,258,000 and $3,821,000 at December 31, 2020 and December 31, 2019 respectively. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed one operating lease during 2020. QNB has renewed one operating lease and entered into two new operating leases during 2019.   Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets.  All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income.  Other premises and equipment, net of depreciation decreased $641,000 to $11,146,000 at December 31, 2020. QNB built a new building for a relocated branch and made improvements to a new leased space in the creation of its twelfth branch during 2019.

Other assets

Other assets, as presented in the table on Page 35, decreased $2,280,000 from $5,836,000 at December 31, 2019 to $3,556,000 at December 31, 2020. Most of the decrease in other assets relates to a $1,375,000 decrease to the deferred tax asset resulting from the fair value adjustment on investment securities available-for-sale of $1,434,000.  The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2020	2019	Amount	Percent
Deposits	$1,228,067	$1,037,860	$190,207	18.3%
Short-term borrowings	58,838	55,931	2,907	5.2
Long-term debt	10,000	—	10,000	N/M
Accrued interest payable	350	909	(559)	-61.5
Other liabilities	8,529	9,606	(1,077)	-11.2
Total liabilities	$1,305,784	$1,104,306	$201,478	18.2%

Deposits

QNB primarily attracts deposits from within its market area by offering various deposit products. These deposits are in the form of time deposits, which include certificates of deposit and individual retirement accounts (“IRAs”) which have a stated maturity, and non-maturity deposit accounts, which include: non-interest-bearing demand accounts, interest-bearing demand accounts, money market accounts and savings accounts.

Total deposits increased $190,207,000, or 18.3%, to $1,228,067,000 at December 31, 2020. This follows an increase of $22,262,000, or 2.2%, to $1,037,860,000 at December 31, 2019. QNB has experienced growth in part due to market disruption created by bank mergers in its footprint throughout 2018, 2019 and 2020.  The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the competition, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest, while others look for high rate. Time deposit balances decreased $38,491,000, or 16.3% between 2019 and 2020.  Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Non-interest-bearing demand accounts increased $58,314,000 to $204,584,000 at December 31, 2020. This followed growth of $17,655,000 between December 31, 2018 and December 31, 2019. These deposits are both retail and commercial checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest checking and municipal accounts increased $62,446,000, or 18.8%, to $395,364,000 at December 31, 2020. All three segments experienced growth in 2020.  QNB has been successful in developing relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period.  Business checking increased from $47,577,000 at December 31, 2019 to $55,051,000 at December 31, 2020.   Retail checking accounts increased $50,688,000, or 29.2%, to $224,112,000 at December 31, 2020.  QNB continues to open a significant number of new checking accounts; additionally, customers may choose to switch products. Rewards checking balances increased $21,172,000 from $64,327,000 at December 31, 2019 to $85,499,000 at December 31, 2020, and personal interest-bearing balances increased $4,959,000. The balances in the Select 50 product increased $24,403,000 from $91,249,000 at December 31, 2019 to $115,652,000 at December 31, 2020.

Money Market accounts increased from $75,634,000 at December 31, 2019 to $96,811,000 at December 31, 2020 due to increases in both personal and business accounts.

Total savings account balances increased $86,761,000, or 35.1%, to $334,223,000 at December 31, 2020. This increase is due primarily to an increase in the online eSavings account of $67,877,000, or 38.5%, to $244,243,000 at December 31, 2020.  The rate on eSavings accounts was changed from 0.80% at the end of 2019 to 0.40% in 2020.

Total time deposit account balances were $197,085,000 at December 31, 2020, a decrease of $38,491,000, or 16.3%, from the amount reported at December 31, 2019. QNB was able to retain many maturing deposits during 2020 by offering competitive rates and many current customers move balances from more liquid accounts to take advantage of these rates.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2020	2019	2018
Three months or less	$30,698	$41,618	$11,916
Over three months through six months	10,201	10,828	7,447
Over six months through twelve months	23,333	23,165	17,575
Over twelve months	25,271	39,048	69,281
Total	$89,503	$114,659	$106,219

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking accounts and time deposits are examples of such products.

The following table presents trends in balances and yield on the major deposit groups.

Average Deposits by Major Classification
	2020		2019		2018
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$186,897		$142,072		$130,633
Interest-bearing demand	252,050	0.26%	212,415	0.47%	194,372	0.35%
Municipals interest-bearing demand	119,673	0.57	112,539	1.80	106,411	1.44
Money market	90,989	0.45	90,150	0.90	77,713	0.42
Savings	288,285	0.40	242,859	0.66	266,946	0.62
Time < $100,000	113,647	1.41	120,980	1.58	121,021	1.30
Time of $100,000 or more	98,870	1.57	109,358	1.90	106,058	1.62
Total	$1,150,411	0.53%	$1,030,373	0.91%	$1,003,154	0.75%

Short-term borrowings

Short-term borrowings comprising commercial sweep accounts and overnight FHLB borrowings increased $2,907,000, or 5.2%, to $58,838,000 at December 31, 2020.  Overnight FHLB borrowings decreased $11,817,000, to $0 at December 31, 2020.  Commercial sweeps increased $14,724,000, or 33.4%, to $58,838,000 at December 31, 2020.

Long-term debt

Long-term debt comprises of $10,000,0000 in FHLB borrowings. During 2020, QNB borrowed long-term debt of $10,000,000 at fixed rates to lock in at a low yield.  The average yield of 1.57% was 33 basis points lower than the yield on short-term FHLB borrowings.

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, operating lease liability, deferred revenue, and ATM/debit card processing clearing.  These balances decreased $1,077,000, to $8,529,000 at December 31, 2020.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2020, the Bank had a maximum borrowing capacity with the FHLB of approximately $342,915,000, net of the $10,000,000 in long-term debt outstanding at year-end 2020 and the $350,000 in FHLB-issued letters of credit. The maximum borrowing capacity changes depending upon the Bank’s level of qualifying collateral assets. QNB had $10,000,000 and $11,817,000 in FHLB borrowings at December 31, 2020 and 2019, respectively.  In addition, the Bank maintains five unsecured Federal funds lines with five correspondent banks totaling $101,000,000. At December 31, 2020 and 2019, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the fourth quarter of 2020.

Total cash and cash equivalents, equity and available-for-sale securities and loans held-for-sale totaled $494,396,000 at December 31, 2020 and $377,459,000 at December 31, 2019, of which $220,934,000 and $205,016,000, respectively, were pledged as collateral for repurchase agreements and public deposits.  This increase in liquid sources is primarily the result of a $85,936,000 increase in available-for-sale securities and a $21,723,000 increase in cash. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. Increases in interest rates, however, result in decreased cash flow available from the investment portfolio.

QNB is a member of the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (“ICS”), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account.  QNB had $2,440,000 in CDARS time deposits at December 31, 2020.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2020	2019	Amount	Percent
Common stock	$2,328	$2,303	$25	1.1%
Surplus	22,430	21,261	1,169	5.5
Retained earnings	106,644	99,372	7,272	7.3
Accumulated other comprehensive gain, net of tax	5,649	257	5,392	N/M
Treasury stock	(2,606)	(2,476)	(130)	5.3
Total shareholders' equity	$134,445	$120,717	$13,728	11.4%

Total shareholders’ equity increased $13,728,000, or 11.4%, to $134,445,000 at December 31, 2020 with retained earnings (net income less dividends paid) contributing $7,272,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $1,082,000.   During 2020, QNB purchased $130,000 in treasury stock.

Accumulated other comprehensive gain increased $5,392,000 to a $5,649,000 gain, resulting from the increase in fair value of the available-for-sale investment portfolio due to maturities of securities and calls on securities being replaced during 2020.

QNB remains “well capitalized” based on FDIC requirements.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2020 was $134,445,000, or 9.33% of total assets, compared with shareholders’ equity of $120,717,000, or 9.85% of total assets, at December 31, 2019. Shareholders’ equity at December 31, 2020 included a positive adjustment of $5,649,000 related to unrealized holding losses, net of taxes, on investment securities available for sale. At December 31, 2019, shareholders’ equity included a positive adjustment of $257,000 related to unrealized holding losses, net of taxes, on investment securities available for sale. Excluding these adjustments, shareholders’ equity to total assets would have been 8.98% and 9.84% at December 31, 2020 and 2019, respectively.

Average shareholders’ equity and average total assets were $123,790,000 and $1,343,984,000 for 2020, an increase of 6.0% and 10.9%, respectively, from 2019 average equity and average total assets of $116,771,000 and $1,212,040,000, respectively. The ratio of average total equity to total average assets was 9.21% for 2020, compared with 9.63% for 2019.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988 as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2020, the retained earnings of the Bank totaling $113,178,000 was available for dividends without prior Pennsylvania Department of Banking approval, subject to the regulatory capital requirements discussed below. The approval of the Federal Reserve is required for a state bank member in the Federal Reserve system to pay dividends if the total of all dividends declared in any calendar year exceeds the Bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2021 without approval of the Federal Reserve of approximately $21,883,000 plus an additional amount equal to the Bank’s net profits for 2021 up to the date of any such dividend declaration.  QNB paid dividends to its shareholders of $1.36 per share, $1.32 per share, and $1.28 per share, in 2020, 2019, and 2018, respectively.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier 1 capital and Tier 2. Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”) became effective for QNB on January 1, 2015 and was fully phased-in by January 1, 2019.

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

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $898,000 and $863,000 to capital during 2020 and 2019, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2019, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. During 2020, 4,100 shares were repurchased at an average price of $31.75.  As of December 31, 2020, a total of 61,983 shares were repurchased under this authorization at an average price of $17.95 and a total cost of $1,112,000.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations for insured institutions ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2020 and 2019, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria.

Capital Analysis
December 31,	2020	2019
Regulatory Capital
Shareholders' equity	$134,445	$120,717
Net unrealized securities losses, net of tax	(5,649)	(257)
Deferred tax assets on net operating loss	—	—
Disallowed goodwill and other disallowed intangible assets	(8)	(8)
Common equity tier I capital	128,788	120,452

Tier 1 capital	128,788	120,452
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	10,917	9,960
Total regulatory capital	$139,705	$130,412
Risk-weighted assets	$1,001,561	$943,725
Quarterly average assets for leverage capital purposes	$1,419,404	$1,232,064

Capital Ratios
December 31,	2020	2019
Common equity tier I capital / risk-weighted assets	12.86%	12.76%
Tier 1 capital / risk-weighted assets	12.86%	12.76%
Total regulatory capital / risk-weighted assets	13.95%	13.82%
Tier 1 capital / average assets (leverage ratio)	9.07%	9.78%

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2020, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for unfunded commitments totaled $91,000 and $73,000 at December 31, 2020 and December 31, 2019, respectively.

December 31, 2020	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$131,190	$40,446	$25,449	$—	$197,085
Short-term borrowings	58,838	—	—	—	58,838
Long-term debt	—	10,000	—	—	10,000
Operating leases	587	1,113	831	3,488	6,019
Commitments to extend credit (a)	206,166	25,518	14,602	50,251	296,537
Standby letters of credit	20,352	2,215	—	—	22,567
Total	$417,133	$79,292	$40,882	$53,739	$591,046

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2020 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Federal Reserve.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2020 and 2019 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2020	2019
+300	-4.2%	-7.7%
+200	-1.4%	-4.8%
+100	-0.1%	-2.1%
-100	-3.9%	-2.0%

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

QNB is not subject to foreign currency exchange or commodity price risk. At December 31, 2020, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 11, 2021

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2020, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

/s/ David W. Freeman	/s/ Janice McCracken Erkes
David W. Freeman	Janice McCracken Erkes
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of QNB Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factor Adjustments

Critical Audit Matter Description

As disclosed in Note 1 to the Company's consolidated financial statements, the Company maintains an allowance for loan losses that is intended to absorb probable known and inherent losses in the outstanding loan portfolio based on management's continuing review and evaluation of the loan portfolio. The Company's allowance for loan losses was $10,826,000 as of December 31, 2020. As described in the note, the allowance for loan losses consists of specific and general reserve components in order to estimate losses that have been incurred as of the consolidated balance sheet date. The general component is determined through historical loss rates based on loan type and qualitative factor adjustments for changes not reflected in historical losses.

The determination of qualitative factor adjustments involves a high degree of management judgment including consideration of the following internal and external factors: changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices, changes in legal and regulatory requirements, changes in economic and business conditions, changes in the nature and volume of the loan portfolio, changes in the experience or ability of lending management, changes in the volume of past due, classified and nonaccrual loans, changes in the quality of the Company's loan review system, changes in oversight by the Company's board of directors, the effects of the COVID-19 Pandemic and the existence and effect of any concentrations of credit. Changes to these factors could have a material impact on the Company's financial results.

The allowance for loan losses is an accounting estimate with significant measurement uncertainty and involves the application of significant judgement by management. Therefore, a high degree of auditor judgement and significant auditor effort was required in evaluating the audit evidence obtained related to the qualitative factor adjustments used by management in the calculation.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of internal controls related to the evaluation of the assumptions and inputs used to evaluate the qualitative factors, including controls addressing:

•	Management's review of the completeness and accuracy of underlying data inputs used as the basis for determination of qualitative factor adjustments;
•	Management's determination of impaired loans excluded from the general reserve component of the allowance for loan losses;
•	Management's judgements related to the qualitative and quantitative assessment of underlying data used in the determination of qualitative loss factors; and,
•	Management's review of the qualitative factors for mathematical accuracy.

Substantively testing the appropriateness of the judgements and assumptions used in management's estimation process for developing the qualitative factor adjustments, including:

•	Assessing whether all relevant factors have been considered that affect the collectability of the loan portfolio;
•

Evaluation of the relevance and reliability of underlying internal and external data inputs used as a basis for the qualitative loss factor adjustments and corroboration of these inputs by comparison to the Company's lending practices, historical loan portfolio performance, and third-party macroeconomic data;

•	Evaluation of the propriety of impaired loans excluded from the general reserve component of the allowance for loan losses;
•	Evaluation of the accuracy of risk ratings, including loan modifications;
•	Recalculation of the allowance for loan loss and allocation of qualitative loss factors to the appropriate loan segments

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2007.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Iselin, New Jersey

March 11, 2021

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2020	2019
Assets
Cash and due from banks	$13,422	$12,398
Interest-bearing deposits in banks	25,909	5,210
Total cash and cash equivalents	39,331	17,608
Investment securities:
Available-for-sale (amortized cost $428,495 and $349,385)	435,646	349,710
Equity securities (cost of $12,784 and $9,053)	12,849	9,164
Restricted investment in bank stocks	1,041	1,073
Loans held-for-sale	6,570	977
Loans receivable	920,042	820,616
Allowance for loan losses	(10,826)	(9,887)
Net loans	909,216	810,729
Bank-owned life insurance	11,791	11,490
Premises and equipment, net	15,404	15,608
Accrued interest receivable	4,825	2,828
Net deferred tax assets	66	1,441
Other assets	3,490	4,395
Total assets	$1,440,229	$1,225,023

Liabilities
Deposits
Demand, non-interest bearing	$204,584	$146,270
Interest-bearing demand	395,364	332,918
Money market	96,811	75,634
Savings	334,223	247,462
Time	107,582	120,917
Time of $100 or more	89,503	114,659
Total deposits	1,228,067	1,037,860
Short-term borrowings	58,838	55,931
Long-term debt	10,000	—
Accrued interest payable	350	909
Other liabilities	8,529	9,606
Total liabilities	1,305,784	1,104,306

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,725,202 shares and 3,684,336 shares issued; 3,556,533 and 3,519,767 shares outstanding	2,328	2,303
Surplus	22,430	21,261
Retained earnings	106,644	99,372
Accumulated other comprehensive gain, net of tax	5,649	257
Treasury stock, at cost; 168,669 and 164,569 shares	(2,606)	(2,476)
Total shareholders' equity	134,445	120,717
Total liabilities and shareholders' equity	$1,440,229	$1,225,023

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2020	2019	2018
Interest income
Interest and fees on loans	$36,504	$38,187	$34,939
Interest and dividends on investment securities (AFS & Equity):
Taxable	5,668	6,568	6,280
Tax-exempt	1,405	1,529	1,845
Interest on interest-bearing balances and other interest income	116	134	136
Total interest income	43,693	46,418	43,200

Interest expense
Interest on deposits
Interest-bearing demand	1,347	3,013	2,226
Money market	405	815	329
Savings	1,155	1,605	1,657
Time	1,599	1,908	1,578
Time of $100 or more	1,556	2,083	1,723
Interest on short-term borrowings	247	700	672
Interest on long-term debt	136	—	—
Total interest expense	6,445	10,124	8,185
Net interest income	37,248	36,294	35,015
Provision for loan losses	1,250	1,300	1,130
Net interest income after provision for loan losses	35,998	34,994	33,885

Non-interest income
Net unrealized (loss) gain on investment equity securities	(47)	770	(336)
Net gain (loss) on sale of investment securities	609	1,755	(76)
Net gain (loss) on investment securities	562	2,525	(412)
Fees for services to customers	1,315	1,691	1,699
ATM and debit card	2,195	2,070	1,895
Retail brokerage and advisory	581	560	370
Bank-owned life insurance	294	292	291
Merchant	417	348	326
Net gain on sale of loans	1,724	195	105
Other	514	636	618
Total non-interest income	7,602	8,317	4,892

Non-interest expense
Salaries and employee benefits	16,541	16,086	14,411
Net occupancy	2,164	2,040	1,872
Furniture and equipment	2,750	2,496	2,165
Marketing	876	1,042	927
Third party services	1,923	1,853	1,889
Telephone, postage and supplies	736	720	685
State taxes	887	760	727
FDIC insurance premiums	569	269	624
Other	2,509	2,838	2,585
Total non-interest expense	28,955	28,104	25,885
Income before income taxes	14,645	15,207	12,892
Provision for income taxes	2,562	2,850	1,557
Net income	$12,083	$12,357	$11,335
Earnings per share - basic	$3.42	$3.53	$3.27
Earnings per share - diluted	$3.42	$3.53	$3.25
Cash dividends per share	$1.36	$1.32	$1.28

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2020			2019			2018
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$14,645	$2,562	$12,083	$15,207	$2,850	$12,357	$12,892	$1,557	$11,335
Other comprehensive income gain:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	6,850	1,439	5,411	9,327	1,959	7,368	(3,156)	(663)	(2,493)
Reclassification adjustment for gains included in net income	(24)	(5)	(19)	26	5	21	(3)	(1)	(2)
	6,826	1,434	5,392	9,353	1,964	7,389	(3,159)	(664)	(2,495)
Total comprehensive income	$21,471	$3,996	$17,475	$24,560	$4,814	$19,746	$9,733	$893	$8,840

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	3,448,108	$2,258	$18,691	$84,183	$(4,086)	$(2,476)	$98,570
Net income		—	—	11,335	—	—	11,335
Other comprehensive loss, net of tax		—	—	—	(2,495)	—	(2,495)
Cash dividends declared ($1.28 per share)		—	—	(4,434)	—	—	(4,434)
Equity securities fair value reclassification (1)		-	-	(254)	254	—	-
ASU 2018-02 stranded tax reclassification (2)		-	-	805	(805)	—	-
Stock issued in connection with dividend reinvestment and stock purchase plan	23,302	14	965	—	—	—	979
Stock issued for employee stock purchase plan	2,963	2	115	—	—	—	117
Stock issued for options exercised	9,707	6	153	—	—	—	159
Stock-based compensation expense		—	117	—	—	—	117
Balance, December 31, 2018	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348
Net income		—	—	12,357	—	—	12,357
Other comprehensive loss, net of tax		—	—	—	7,389	—	7,389
Cash dividends declared ($1.32 per share)		—	—	(4,620)	—	—	(4,620)
Stock issued in connection with dividend reinvestment and stock purchase plan	24,264	16	847	—	—	—	863
Stock issued for employee stock purchase plan	3,310	2	109	—	—	—	111
Stock issued for options exercised	8,113	5	146	—	—	—	151
Stock-based compensation expense		-	118	—	—	—	118
Balance, December 31, 2019	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	12,083	—	—	12,083
Other comprehensive loss, net of tax		—	—	—	5,392	—	5,392
Cash dividends declared ($1.36 per share)		—	—	(4,811)	—	—	(4,811)
Treasury stock purchase	(4,100)	—	—	—	—	(130)	(130)
Stock issued in connection with dividend reinvestment and stock purchase plan	32,022	19	879	—	—	—	898
Stock issued for employee stock purchase plan	5,723	4	143	—	—	—	147
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		—	112	—	—	—	112
Balance, December 31, 2020	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445

(1) Refer to Note 1, ASU 2016-01
(2) Refer to Note 1, ASU 2018-02

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2020	2019	2018
Operating Activities
Net income	$12,083	$12,357	$11,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,035	1,832	990
Provision for loan losses	1,250	1,300	1,130
Net (gain) loss on investment debt and equity securities	(609)	(1,755)	76
Net unrealized loss (gain) on equity securities	47	(770)	336
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	—	(51)	(1)
Net gain on sale of loans	(1,724)	(195)	(105)
Proceeds from sales of residential mortgages held-for-sale	35,605	7,324	4,478
Origination of residential mortgages held-for-sale	(39,474)	(8,106)	(4,373)
Income on bank-owned life insurance	(294)	(292)	(291)
Stock-based compensation expense	112	118	117
Deferred income tax (benefit) provision	(59)	319	258
Net increase (decrease) in income taxes payable	215	(29)	(230)
Net decrease (increase) in accrued interest receivable	(1,997)	24	693
Amortization of mortgage servicing rights and change in valuation allowance	157	65	65
Net amortization of premiums and discounts on investment securities	2,473	1,501	1,434
Net (decrease) increase in accrued interest payable	(559)	460	65
Operating lease payments	(654)	(583)	—
Decrease in other assets	525	423	73
(Decrease) increase in other liabilities	(1,531)	(44)	601
Net cash provided by operating activities	7,601	13,898	16,651
Investing Activities
Proceeds from payments, maturities and calls of investment debt securities available-for-sale	207,245	68,174	48,074
Proceeds from the sale of investment securities available-for-sale	6,930	47,851	4,159
Purchases of investment securities available-for-sale	(295,734)	(113,688)	(26,473)
Proceeds from the sale of equity securities	4,767	11,838	4,902
Purchases of equity securities	(7,914)	(9,030)	(9,763)
Proceeds from redemption of investment in restricted bank stock	1,495	9,675	10,320
Purchase of restricted bank stock	(1,463)	(9,951)	(9,616)
Net increase in loans	(99,737)	(35,415)	(52,302)
Net purchases of premises and equipment	(722)	(3,086)	(2,413)
Proceeds from sales of other real estate owned and repossessed assets	—	58	1
Net cash used in investing activities	(185,133)	(33,574)	(33,111)
Financing Activities
Net increase (decrease) in non-interest bearing deposits	58,314	17,655	(597)
Net increase in interest-bearing deposits	131,893	4,607	22,247
Net increase (decrease) in short-term borrowings	2,907	5,059	(4,884)
Issuance of long-term debt	10,000	—	—
Treasury stock purchase	(130)	—	—
Cash dividends paid, net of reinvestment	(4,226)	(4,086)	(3,863)
Proceeds from issuance of common stock	497	591	684
Net cash provided by financing activities	199,255	23,826	13,587
Increase (decrease) in cash and cash equivalents	21,723	4,150	(2,873)
Cash and cash equivalents at beginning of year	17,608	13,458	16,331
Cash and cash equivalents at end of period	$39,331	$17,608	$13,458
Supplemental Cash Flow Disclosures
Interest paid	$7,004	$9,664	$8,120
Income taxes paid, net of refunds received	2,406	2,560	1,529
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	1,086	2,407	—

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

Significant Group Concentrations of Credit Risk

Most of the QNB’s activities are with customers located within Bucks, Montgomery and Lehigh Counties in southeastern Pennsylvania. Note 4 discusses the types of investment securities in which the Company invests. Note 5 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

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

Restricted Investment in Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $1,029,000, the Atlantic Community Bankers Bank in the amount of $12,000 and VISA Class B stock with a carrying cost of $0 at December 31, 2020. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.  The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of September 27, 2019), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.  These restricted investments are carried at cost and evaluated for OTTI periodically. As of December 31, 2020, there was no OTTI associated with these shares.

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates. These loss rates are based on a three-year history of charge-offs and are more heavily weighted for recent experience for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

•	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
•	External factor effects, such as legal and regulatory requirements.
•	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
•	Nature and volume of the portfolio including growth.
•	Experience, ability, and depth of lending management and staff.
•	Volume and severity of past due, classified and nonaccrual loans.
•	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
•	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
•	The duration of the COVID-19 Pandemic, modifications and stimulus packages masking underlying credit issues.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance of foreclosed assets are included in other non-interest expense. At both December 31, 2020 and 2019, the Company had  no foreclosed assets.

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

The “Premises and equipment, net” category Consolidated Balance Sheets also includes the right-of-use assets associated with operating leases.  The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset.  QNB has renewed one operating lease  during 2020.   Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets.  All operating lease costs are included in non-interest expense within  “Net occupancy” on the Consolidated Statements of Income.

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the consolidated statement of income. The BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs. However, the Bank intends to hold these policies and, accordingly, has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

The Bank follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2020, 2019 and 2018 was approximately $0, $59,000 and $53,000, respectively, and is included in non-interest expense under salaries and benefits expense. No expense was needed during 2020 as the December 31, 2019 post-retirement liability was in line with the December 31, 2020 projected post-retirement liability based on updated insurance costs and mortality tables.

Stock-Based Compensation

At December 31, 2020, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $112,000, $118,000 and $117,000 for the years ended December 31, 2020, 2019 and 2018, respectively. There were $5,000, $7,000 and $10,000 in tax benefits recognized related to the nonqualified compensation and disqualifying dispositions for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Year ended December 31,	2020	2019	2018
Risk free interest rate	1.52%	2.52%	2.15%
Dividend yield	3.60%	3.36%	1.24%
Volatility	13.46%	16.44%	18.12%
Expected life (years)	4.0	4.2	4.2

The weighted average fair value per share of options granted during 2020, 2019 and 2018 was $2.42, $3.96 and $5.29, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2020. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2020, QNB had no material unrecognized tax benefits or accrued interest and no tax penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey.  Tax years from 2017 to date remain subject to examination by the tax authorities.

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

Financial Instruments with Off-Balance-Sheet Risk

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments. The Company reflects its estimate of credit risk for these instruments in “Other liabilities” on the Consolidated Balance Sheet with the corresponding expense recorded in “Other” non-interest  expense in the Consolidated Statements of Income.

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2020 through the date the consolidated financial statements are being issued for items that should potentially be recognized or disclosed in these consolidated financial statements. QNB identified the following events:

•	QNB entered into an agreement, contingent upon subdivision approval, to purchase its currently leased Country Square Branch. QNB anticipates settlement prior to the end of the first quarter of 2021.
•

QNB granted additional COVID-19 loan modifications and renewals.  Ten loan modifications have been renewed totaling $18,372,000 and three new modifications were granted totaling $1,293,000 during January and February of 2021.

•

Under the Economic Aid Act, the SBA and Department of the Treasury reopened the PPP to certain borrowers on January 11, 2021 and released the applications for first- and second-draw loans. QNB originated 158 new PPP loans for a total of $21,184,000 during January and February of  2021. Second-draw customers made up 138 of these loans, or $19,758,000 and first-draw customers made of the remaining 20 loans, or $1,436,000.  Additionally, 276 PPP loans, or $25,789,000, were forgiven during January and February of 2021.

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

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2020	2019	2018
Numerator for basic and diluted earnings per share - net income	$12,083	$12,357	$11,335
Denominator for basic earnings per share - weighted average shares outstanding	3,537,323	3,498,326	3,463,450
Effect of dilutive securities - employee stock options	37	5,824	19,059
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,537,360	3,504,150	3,482,509
Earnings per share - basic	$3.42	$3.53	$3.27
Earnings per share - diluted	$3.42	$3.53	$3.25

There were 96,000, 73,000, and 25,000 stock options that were anti-dilutive as of December 31, 2020, 2019, and 2018 respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were  4,100 shares repurchased during the year ended December 31, 2020, and no shares purchased during the year ended December 31, 2019.  As of December 31, 2020, 61,983 shares were repurchased under this authorization at an average price of $17.95 and a total cost of $1,112,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2020 and 2019, QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

Note 4 - Investment Securities

Available-For-Sale Debt Securities

The amortized cost and fair values of investment debt securities available-for-sale at December 31, 2020 and 2019 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2020	value	gains	losses	cost
U.S. Government agency	$69,776	$26	$(246)	$69,996
State and municipal	87,812	2,350	(45)	85,507
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	175,847	3,328	(24)	172,543
Collateralized mortgage obligations (CMOs)	94,948	1,751	(5)	93,202
Pooled trust preferred	70	—	(14)	84
Corporate debt	7,193	59	(29)	7,163
Total investment securities available-for-sale	$435,646	$7,514	$(363)	$428,495

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2019	value	gains	losses	cost
U.S. Government agency	$69,298	$8	$(213)	$69,503
State and municipal	50,781	860	(19)	49,940
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	134,829	371	(504)	134,962
Collateralized mortgage obligations (CMOs)	86,610	260	(535)	86,885
Pooled trust preferred	79	—	(6)	85
Corporate debt	8,113	103	—	8,010
Total investment securities available-for-sale	$349,710	$1,602	$(1,277)	$349,385

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at December 31, 2020 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2020	Fair value	cost
Due in one year or less	$12,270	$12,190
Due after one year through five years	274,376	269,342
Due after five years through ten years	83,368	82,887
Due after ten years	65,632	64,076
Total investment securities available-for-sale	$435,646	$428,495

Proceeds from sales of investment debt securities available-for-sale were $6,930,000, $47,851,000 and $4,159,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents information related to the Company’s gains and losses on the sales of debt securities, and losses recognized for OTTI of these investments.

December 31,	2020	2019	2018
Gross realized gains	$28	$169	$25
Gross realized losses	(4)	(195)	(22)
Other-than-temporary impairment	—	—	—
Total net (losses) gains on AFS debt securities	$24	$(26)	$3

The tax expense applicable to the net realized gains on debt securities was $5,000 for the year ended December 31, 2020. The tax benefit applicable to the net realized losses on debt securities was $5,000 for the year ended December 31, 2019.  The tax expense applicable to the net realized gains on debt securities was $1,000 for the year ended December 31, 2018.

There were no OTTI impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2020, 2019 or 2018.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2020, 2019 or 2018. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2020	2019	2018
Balance, beginning of year	$1	$1	$1
Reductions: sale, collateralized debt obligation	—	—	—
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Balance, end of year	$1	$1	$1

At December 31, 2020 and 2019, investments in debt securities available-for-sale totaling $220,934,000 and $205,016,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Debt securities that have been in a continuous unrealized loss position are as follows:

December 31, 2020
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	19	$37,754	$(246)	$—	$—	$37,754	$(246)
State and municipal	11	6,821	(45)	—	—	6,821	(45)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	4	8,626	(24)	—	—	8,626	(24)
Collateralized mortgage obligations (CMOs)	3	3,262	(5)	—	—	3,262	(5)
Pooled trust preferred	1	—	—	70	(14)	70	(14)
Corporate debt	1	2,971	(29)	—	—	2,971	(29)
Total	39	$59,434	$(349)	$70	$(14)	$59,504	$(363)

December 31, 2019
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	36	$28,857	$(141)	$20,427	$(72)	$49,284	$(213)
State and municipal	7	2,431	(14)	515	(5)	2,946	(19)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	66	28,482	(50)	52,398	(454)	80,880	(504)
Collateralized mortgage obligations (CMOs)	64	24,412	(82)	27,625	(453)	52,037	(535)
Pooled trust preferred	1	—	—	79	(6)	79	(6)
Corporate debt	—	—	—	—	—	—	—
Total	174	$84,182	$(287)	$101,044	$(990)	$185,226	$(1,277)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2020 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one trust preferred security, PreTSL IV which is classified as available-for-sale and carried at fair value.  This  security has been in an unrealized loss position for more than twelve months.

The following table provides additional information related to PreTSL IV as of December 31, 2020:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2020)	Total recognized OTTI credit loss	Moody's ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$84	$70	$(14)	$—	$(1)	Ba1	3	—	0.0%	233.4%

Mezzanine* - class of bonds still outstanding, represents the senior-most obligation of the trust)

Marketable Equity Securities

The Company’s equity securities consist of investments with readily determinable fair values in large cap stock companies. Changes in the fair value of these equity securities are recorded to earnings in non-interest income, in accordance with ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which the Company adopted January 1, 2018.  Prior to the adoption of ASU 2016-01, the Company evaluated the near-term prospects of the issuers and was required to record a decline in fair value to earnings if the security was determined to be other-than-temporarily impaired.

At December 31, 2020 and 2019, the Company had $12,849,000 and $9,164,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of tax. At December 31, 2017, net unrealized losses, net of tax, of $254,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2020, 2019 and 2018:

December 31,	2020	2019	2018
Net gains (losses) recognized during the period on equity securities	$538	$2,551	$(415)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	585	1,781	(79)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(47)	$770	$(336)

Tax expense applicable to the net realized gains for the years ended December 31, 2020 and 2019 were $155,000 and $737,000, respectively. Tax benefit applicable to the net realized losses for the year ended December 31, 2018 was $120,000.  Proceeds from sales of investment equity securities were $4,767,000, $11,838,000 and $4,902,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2020	2019
Commercial:
Commercial and industrial	$227,431	$168,031
Construction	57,594	56,209
Secured by commercial real estate	377,586	336,050
Secured by residential real estate	81,897	72,443
State and political subdivisions	25,302	38,376
Retail:
1-4 family residential mortgages	82,739	69,469
Home equity loans and lines	63,943	73,311
Consumer	5,364	6,530
Total loans	921,856	820,419
Net unearned (fees) costs	(1,814)	197
Loans receivable	$920,042	$820,616

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2020 and 2019, overdrafts were $258,000 and $224,000, respectively.

QNB generally lends in Bucks, Lehigh, and Montgomery counties in southeastern Pennsylvania.  . To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2020, there was a concentration of loans to lessors of residential buildings and dwellings of 14.9% of total loans and to lessors of nonresidential buildings of 19.6% of total loans, compared with 16.6% and 18.3% of total loans, respectively, at December 31, 2019. These concentrations were primarily within the commercial real estate categories.

Under the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. As of December 31, 2020, QNB had modifications to approximately 4.0% of the December 31, 2020 commercial portfolio and had modifications to approximately 1.8% of the December 31, 2020 retail portfolio,  related to the COVID-19 Pandemic.  Loans modified one time included five credits and totaled $829,000 with deferred interest and or principal payments between two and six months.  Loans modified two times included six credits and totaled $211,000 with deferred interest and or principal payments between six and eight months.  Loans modified three times included seven credits and totaled $15,248,000 with deferred interest and or principal payments between eight and nine months.  Loans modified four times included eleven credits and totaled $17,582,000 with deferred interest and or principal payments between nine and twelve months.  The following table illustrates the modified loans by major loan class and total deferral by number of months.

	At December 31, 2020
	Total Number of Months Deferred
	0-3 Months	4-6 Months	7-9 Months	10+ Months	Total
Commercial:
Commercial and industrial	$535	$33	$1,190	$—	$1,758
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	17,485	11,329	28,814
Secured by residential real estate	—	—	423	—	423
State and political subdivisions	—	152	—	—	152
Retail:
1-4 family residential mortgages	—	255	116	1,524	1,895
Home equity loans and lines	39	—	38	747	824
Consumer	—	4	—	—	4
Total COVID-19 Modified Loans	$574	$444	$19,252	$13,600	$33,870

At December 31, 2020, QNB had 556 PPP loans totaling $72,821,000 reported in gross commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from one to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.   Net unearned (fees) costs include $1,909,000 in PPP net loan origination fees.

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

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these types of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans includes the borrower’s accounts receivable, inventory and machinery and equipment. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within southeastern Pennsylvania market area at conservative loan-to-value ratios and often backed by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2020 and 2019:

December 31, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$219,104	$77	$8,250	$—	$227,431
Construction	57,594	—	—	—	57,594
Secured by commercial real estate	361,393	3,914	12,279	—	377,586
Secured by residential real estate	80,233	—	1,664	—	81,897
State and political subdivisions	25,302	—	—	—	25,302
Total	$743,626	$3,991	$22,193	$—	$769,810

December 31, 2019	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$158,247	$3,665	$6,119	$—	$168,031
Construction	56,209	—	—	—	56,209
Secured by commercial real estate	324,936	2,995	8,119	—	336,050
Secured by residential real estate	70,759	—	1,684	—	72,443
State and political subdivisions	38,376	—	—	—	38,376
Total	$648,527	$6,660	$15,922	$—	$671,109

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2020 and 2019:

December 31, 2020	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$82,103	$636	$82,739
Home equity loans and lines	63,191	752	63,943
Consumer	5,259	105	5,364
Total	$150,553	$1,493	$152,046

December 31, 2019	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$68,833	$636	$69,469
Home equity loans and lines	72,774	537	73,311
Consumer	6,391	139	6,530
Total	$147,998	$1,312	$149,310

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2020 and 2019:

December 31, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,392	$31	$1,157	$3,580	$223,851	$227,431
Construction	—	—	—	—	57,594	57,594
Secured by commercial real estate	318	—	40	358	377,228	377,586
Secured by residential real estate	189	—	340	529	81,368	81,897
State and political subdivisions	—	—	—	—	25,302	25,302
Retail:
1-4 family residential mortgages	396	303	282	981	81,758	82,739
Home equity loans and lines	16	2	51	69	63,874	63,943
Consumer	178	5	—	183	5,181	5,364
Total	$3,489	$341	$1,870	$5,700	$916,156	$921,856

December 31, 2019	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$58	$2,006	$2,064	$165,967	$168,031
Construction	—	—	—	—	56,209	56,209
Secured by commercial real estate	—	—	1,527	1,527	334,523	336,050
Secured by residential real estate	208	79	142	429	72,014	72,443
State and political subdivisions	—	—	—	—	38,376	38,376
Retail:
1-4 family residential mortgages	1,486	573	432	2,491	66,978	69,469
Home equity loans and lines	271	23	55	349	72,962	73,311
Consumer	29	71	—	100	6,430	6,530
Total	$1,994	$804	$4,162	$6,960	$813,459	$820,419

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2020 and 2019:

December 31, 2020	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,367
Construction	—	—
Secured by commercial real estate	—	2,905
Secured by residential real estate	—	875
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	752
Consumer	—	105
Total	$—	$9,640

December 31, 2019	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$5,901
Construction	—	—
Secured by commercial real estate	—	3,640
Secured by residential real estate	—	851
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	537
Consumer	—	139
Total	$—	$11,704

Activity in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 are as follows:

Year ended December 31, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$(411)	$(268)	$40	$4,050
Construction	590	(244)	—	—	346
Secured by commercial real estate	2,519	1,205	—	12	3,736
Secured by residential real estate	629	174	—	68	871
State and political subdivisions	115	(26)	—	—	89
Retail:
1-4 family residential mortgages	549	(16)	—	—	533
Home equity loans and lines	310	35	—	41	386
Consumer	230	239	(282)	78	265
Unallocated	256	294	N/A	N/A	550
Total	$9,887	$1,250	$(550)	$239	$10,826

Year ended December 31, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,092	$1,771	$(207)	$33	$4,689
Construction	551	39	—	—	590
Secured by commercial real estate	2,824	(315)	—	10	2,519
Secured by residential real estate	754	(197)	(51)	123	629
State and political subdivisions	153	(38)	—	—	115
Retail:
1-4 family residential mortgages	497	52	—	—	549
Home equity loans and lines	338	(26)	(17)	15	310
Consumer	164	219	(197)	44	230
Unallocated	461	(205)	N/A	N/A	256
Total	$8,834	$1,300	$(472)	$225	$9,887

Year ended December 31, 2018	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,711	$341	$—	$40	$3,092
Construction	563	(12)	—	—	551
Secured by commercial real estate	2,410	391	—	23	2,824
Secured by residential real estate	816	(12)	(77)	27	754
State and political subdivisions	114	39	—	—	153
Retail:
1-4 family residential mortgages	444	54	(1)	—	497
Home equity loans and lines	357	52	(84)	13	338
Consumer	57	185	(112)	34	164
Unallocated	369	92	N/A	N/A	461
Total	$7,841	$1,130	$(274)	$137	$8,834

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,469,000 and $4,760,000 as of December 31, 2020 and 2019, respectively. Non-performing TDRs totaled $843,000 and $1,131,000 as of December 31, 2020 and 2019, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $0, $5,000 and $51,000 during the years ended December 31, 2020, 2019 and 2018, respectively.

December 31,	2020		2019
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance
TDRs with no specific allowance recorded	$2,008	$—	$2,957	$—
TDRs with an allowance recorded	3,304	503	2,934	450
Total	$5,312	$503	$5,891	$450

There were no newly identified TDRs during the year ended December 31, 2020.  There were six newly identified TDRs during the year ended December 31, 2019 including a commercial and industrial loan restructured into three loans secured by commercial real estate and a reduced the line of credit available under the existing commercial and industrial loan; and one existing TDR included in the table below whose terms were modified a second time.  As of December 31, 2020 and 2019, QNB had commitments of $14,000 and $24,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

The following table presents loans, by loan class, modified as TDRs during the years ended December 31, 2020 and 2019. The pre-modification outstanding recorded investment disclosed represents the carrying amounts immediately prior to the modification of the loan. The post-modification outstanding recorded investment is net of loan repayments.

Year ended December 31,	2020			2019
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	—	$—	$—	1	$641	$126
Secured by commercial real estate	—	—	—	3	2,540	2,528
Secured by residential real estate	—	—	—	3	—	534
Retail:
Home equity loans and lines	—	—	—	—	—	—
Total	—	$—	$—	7	$3,181	$3,188

There were no loans modified as TDRs, included above, within the previous 12 months from December 31, 2020 and 2019, for which there was a payment default, past due 60 days or more, during the respective year end.

The company had three loans secured by residential real estate with a recorded investment of $395,000 for which foreclosure proceedings were in process as of December 31, 2020. There were four mortgage loans secured by residential real estate with a recorded investment of $467,000 for which foreclosure proceedings were in process at December 31, 2019.

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2020	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,050	$2,421	$1,629	$227,431	$4,503	$222,928
Construction	346	—	346	57,594	—	57,594
Secured by commercial real estate	3,736	432	3,304	377,586	6,323	371,263
Secured by residential real estate	871	73	798	81,897	2,051	79,846
State and political subdivisions	89	—	89	25,302	—	25,302
Retail:
1-4 family residential mortgages	533	—	533	82,739	813	81,926
Home equity loans and lines	386	117	269	63,943	765	63,178
Consumer	265	7	258	5,364	61	5,303
Unallocated	550	N/A	N/A	N/A	N/A	N/A
Total	$10,826	$3,050	$7,226	$921,856	$14,516	$907,340

	Allowance for Loan Losses			Loans Receivable
December 31, 2019	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,689	$3,307	$1,382	$168,031	$6,027	$162,004
Construction	590	—	590	56,209	-	56,209
Secured by commercial real estate	2,519	217	2,302	336,050	7,172	328,878
Secured by residential real estate	629	31	598	72,443	2,082	70,361
State and political subdivisions	115	—	115	38,376	—	38,376
Retail:
1-4 family residential mortgages	549	—	549	69,469	955	68,514
Home equity loans and lines	310	—	310	73,311	555	72,756
Consumer	230	11	219	6,530	69	6,461
Unallocated	256	N/A	N/A	N/A	N/A	N/A
Total	$9,887	$3,566	$6,065	$820,419	$16,860	$803,559

The following table summarizes additional information regarding impaired loans by loan portfolio class as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$647	$722	$—	$901	$1,258	$—
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,018	3,671	—	3,735	4,362	—
Secured by residential real estate	1,417	1,608	—	1,936	2,110	—
Retail:
1-4 family residential mortgages	813	894	—	—	—	—
Home equity loans and lines	537	577	—	955	1,010	—
Consumer	—	—	—	555	612	—
Total	$6,432	$7,472	$—	$8,082	$9,352	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$3,856	$5,462	$2,421	$5,126	$6,577	$3,307
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,305	3,418	432	3,437	3,495	217
Secured by residential real estate	634	642	73	146	193	31
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	228	239	117	—	—	—
Consumer	61	73	7	69	79	11
Total	$8,084	$9,834	$3,050	$8,778	$10,344	$3,566

Total:
Commercial:
Commercial and industrial	$4,503	$6,184	$2,421	$6,027	$7,835	$3,307
Construction	—	—	—	—	—	—
Secured by commercial real estate	6,323	7,089	432	7,172	7,857	217
Secured by residential real estate	2,051	2,250	73	2,082	2,303	31
Retail:
1-4 family residential mortgages	813	894	—	—	—	—
Home equity loans and lines	765	816	117	955	1,010	—
Consumer	61	73	7	624	691	11
Total	$14,516	$17,306	$3,050	$16,860	$19,696	$3,566

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2020, 2019 and 2018:

Year Ended December 31,	2020		2019		2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$5,204	$5	$4,603	$1	$6,064	$227
Construction	—	—	—	—	—	—
Secured by commercial real estate	6,696	171	4,682	94	4,908	189
Secured by residential real estate	2,002	69	1,713	40	1,800	23
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	819	10	1,037	12	1,251	12
Home equity loans and lines	680	1	281	1	186	1
Consumer	66	—	73	—	81	—
Total	$15,467	$256	$12,389	$148	$14,290	$452

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2020	2019
Land and buildings	$12,407	$12,260
Furniture and equipment	16,052	15,699
Leasehold improvements	4,277	4,252
Right-of-use asset	4,258	3,821
Book value	36,994	36,032
Accumulated depreciation and amortization	(21,590)	(20,424)
Net book value	$15,404	$15,608

Depreciation and amortization expense on premises and equipment, which excludes operating lease costs in the table below, amounted to $1,363,000, $1,211,000, and $990,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarized the quantitative attributes of QNB’s operating leases:

Year ended December 31,	2020	2019

Lease cost
Operating lease cost	$672	$617
Total lease cost	672	617

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflows from operating leases	$654	$583

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,086	$2,407

Weighted average remaining lease terms:
Operating leases	14.1 years	15.6 years
Weighted average discount rates:
Operating leases	2.96%	3.11%

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $87,518,000 and $73,108,000 at December 31, 2020 and 2019, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2020	2019	2018
Balance at beginning of year	$441	$451	$483
Mortgage servicing rights capitalized	249	61	33
Mortgage servicing rights amortized	(136)	(72)	(66)
Fair market value adjustments	(21)	1	1
Balance at end of year	$533	$441	$451

The balance of these mortgage servicing rights is included in other assets at December 31, 2020 and 2019 and the fair value of these rights was $568,000 and $551,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 12.0% to 12.5% for both 2020 and 2019.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2021	$112
2022	90
2023	72
2024	58
2025	46

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $197,085,000 and $235,576,000 at December 31, 2020 and 2019, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2020 and 2019 were $29,518,000 and $45,064,000, respectively.

At December 31, 2020, the scheduled maturities of time deposits were as follows:

2021	$131,190
2022	28,483
2023	11,963
2024	9,745
2025	15,704
Thereafter	—
Total time deposits	$197,085

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2020
Balance	$58,838	$—
Maximum indebtedness at any month end	60,377	10,845
Daily average indebtedness outstanding	50,007	1,738
Average rate paid for the year	0.43%	1.90%
Average rate on period-end borrowings	0.38	0.00

2019
Balance	$44,114	$11,817
Maximum indebtedness at any month end	44,114	33,260
Daily average indebtedness outstanding	40,220	16,761
Average rate paid for the year	0.70%	2.49%
Average rate on period-end borrowings	0.62	1.81

(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $69,793,000 and $55,928,000 and a fair value of $71,295,000 and $55,795,000 and at December 31, 2020 and 2019, respectively. These securities are held in safekeeping at the Federal Reserve Bank of Boston.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has five unsecured Federal funds lines granted by correspondent banks totaling $101,000,000. Federal funds purchased under these lines were $0 at both December 31, 2020 and 2019.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within restricted investment in bank stock on the consolidated balance sheets. QNB’s FHLB stock is $1,029,000 and $1,061,000 at December 31, 2020 and 2019, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $353,265,000. At December 31, 2020 QNB had $10,000,000 in long-term advances outstanding with the FHLB at fixed rates, no short-term borrowings reported in Note 9 and a letter of credit issued of $350,000. At December 31, 2019 QNB had $11,817,000 in short-term borrowings outstanding with the FHLB reported in Note 9 as other short-term borrowings and a letter of credit of $350,000.

Long-term advances at the FHLB mature as follows:

As of December 31, 2020	Balance Maturing	Weighted-Average Rate
2021	$—	—%
2022	—	—
2023	10,000	1.57
2024	—	—
2025	—	—
Thereafter	—	—
Total long-term debt	$10,000	1.57%

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

The components of the provision for income taxes are as follows:

Year ended December 31,	2020	2019	2018
Current Federal income taxes	$2,569	$2,375	$1,742
Current state income taxes	52	156	57
Deferred Federal income taxes (benefits)	(53)	207	363
Deferred state income taxes (benefits)	(6)	112	(105)
Other	—	—	(85)
Net provision prior to discrete tax adjustments	2,562	2,850	1,972
DTL writeoff due to change in tax methods	—	—	(415)
Net provision	$2,562	$2,850	$1,557

At December 31, 2020 and 2019, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2020	2019
Deferred tax assets
Allowance for loan losses	$2,273	$2,076
Non-accrual interest income	39	54
Deferred rent	71	—
Deferred revenue	46	71
Incurred but not reported medical expense	34	31
Bonus	154	218
Other	90	33
Total deferred tax assets	2,707	2,483
Deferred tax liabilities
Deferred loan costs	419	369
Depreciation	406	289
Mortgage servicing rights	112	92
Net unrealized holding gains on investment securities available-for-sale	1,502	68
Fair value adjustment on equity securities	19	32
Prepaid expenses	166	151
Deferred rent	—	23
Other	17	18
Total deferred tax liabilities	2,641	1,042
Net deferred tax asset	$66	$1,441

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

A reconciliation of the tax provision on income before taxes computed at the statutory rates of 21% for 2020, 2019 and 2018 and the actual tax provision was as follows:

Year ended December 31,	2020		2019		2018
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$3,075	21.0%	$3,193	21.0%	$2,707	21.0%
Tax-exempt interest and dividend income	(518)	(3.5)	(538)	(3.5)	(577)	(4.5)
Bank-owned life insurance	(62)	(0.4)	(61)	(0.4)	(61)	(0.4)
Stock-based compensation expense	20	0.1	20	0.1	17	0.1
State income tax	35	0.2	205	1.3	(19)	(0.1)
Other	12	0.1	31	0.2	(95)	(0.8)
Net provision prior to discrete tax adjustments	2,562	17.5	2,850	18.7	1,972	15.3
DTL writeoff for change in tax methods	—	—	—	—	(415)	(3.2)
Net provision	$2,562	17.5%	$2,850	18.7%	$1,557	12.1%

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of $340,000, $309,000 and $271,000 for the years ended December 31, 2020, 2019, and 2018, respectively, and a safe harbor contribution of $608,000 for 2020, $553,000 for 2019, and $494,000 for 2018.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2016 Annual Meeting, shareholders approved the 2016 Employee Stock Purchase Plan (the 2016 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2020, 16,048 shares were issued under the 2016 Plan. The 2016 Plan expires May 31, 2021.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2020	2019	2018
Shares	5,723	3,310	2,963
Price per share	$25.52 and $25.56	$33.53	$39.60 and $39.47

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

The 2005 Plan authorized the issuance of 200,000 shares. The time period by which any option is exercisable under this Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date grant date. The granted options vest after a three-year period.  As of December 31, 2020, there were 184,200 options granted, 65,850 options forfeited, 118,350 options exercised and no options outstanding under this Plan. The 2005 Plan expired March 15, 2015.

The 2015 Plan authorizes the issuance of 300,000 shares. The terms of the 2015 Plan are identical to the 2005 Plan. There were 123,200 options granted, 4,850 options forfeited, 1,800 options exercised and 116,550 options outstanding under the 2015 Plan as of December 31, 2020.

As of December 31, 2020, there was approximately $79,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 26 months.

Stock option activity during 2020, 2019, and 2018 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2017	85,525	$30.94
Exercised	(13,850)	24.96
Forfeited	(1,600)	32.52
Granted	25,000	43.60
Outstanding at December 31, 2018	95,075	35.11
Exercised	(14,925)	27.16
Forfeited	(1,500)	37.20
Granted	24,700	38.15
Outstanding at December 31, 2019	103,350	36.96
Exercised	(9,550)	29.39
Forfeited	(2,250)	39.86
Granted	25,000	36.50
Outstanding at December 31, 2020	116,550	$37.42	2.21	$34
Exercisable at December 31, 2020	43,900	$34.21	0.66	$34

As of December 31, 2020, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	20,650	$30.40	0.13	20,650	$30.40
	25,000	36.50	4.13	—	—
	23,250	37.60	1.13	23,250	37.60
	23,925	38.15	3.13	—	—
	23,725	43.60	2.14	—	—
Outstanding at December 31, 2020	116,550	$37.42	2.21	43,900	$34.21

The intrinsic value related to total stock options exercised during 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Intrinsic value of stock options exercised	$81	$153	$274

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

Balance, December 31, 2019	$13,839
New loans	25,296
Repayments	(26,478)
Balance, December 31, 2020	$12,657

The following table provides additional information regarding transactions with related parties.

December 31,	2020	2019
Commitments to extend credit	$7,624	$6,338
Letters of credit	1,696	1,696
Deposits received	10,880	8,779

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2020	2019
Commitments to extend credit and unused lines of credit	$296,537	$273,088
Standby letters of credit	22,567	11,704
Total financial instrument commitments	$319,104	$284,792

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit totaling $20,352,000 expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2020 and 2019 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. A maturity analysis of the operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Operating Leases
2021	$587
2022	582
2023	531
2024	405
2025	426
Thereafter	3,488
Total undiscounted cashflows	6,019
Total discount on cashflows	(1,422)
Total lease liabilities	$4,597

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2020. Operating lease costs, which include common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2020, 2019 and 2018, was $808,000, $778,000 and $681,000, respectively.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2020, 2019 and 2018:

December 31,	2020	2019	2018
Unrealized net holding gains (losses) on available-for-sale securities	$7,151	$325	$(9,028)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—	—
Accumulated other comprehensive income (loss)	7,151	325	(9,028)
Tax effect*	(1,502)	(68)	1,896
Accumulated other comprehensive income (loss), net of tax	$5,649	$257	$(7,132)

* At tax rates of 21%

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive income (loss)	2020	2019	2018	Affected line item in statement of income
Realized net holding gains (losses) on available-for-sale securities	$24	$(26)	$3	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	—	Net other-than-temporary impairment losses on investment securities
Net gain (loss) on sale of investment securities	24	(26)	3
Tax effect*	(5)	5	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$19	$(21)	$3	Net of tax

*At rate of 21%

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	$—	$69,776	$—	$69,776
State and municipal securities	—	87,812	—	87,812
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	175,847	—	175,847
Collateralized mortgage obligations (CMOs)	—	94,948	—	94,948
Pooled trust preferred securities	—	—	70	70
Corporate debt securities	—	7,193	—	7,193
Total securities available-for-sale	—	435,576	70	435,646
Equity securities	12,849	—	—	12,849
Total recurring fair value measurements	$12,849	$435,576	$70	$448,495

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$5,034	$5,034
Mortgage servicing rights	—	—	291	291
Total nonrecurring fair value measurements	$—	$—	$5,325	$5,325

*	impairment

December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	$—	$69,298	$—	$69,298
State and municipal securities	—	50,781	—	50,781
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	134,829	—	134,829
Collateralized mortgage obligations (CMOs)	—	86,610	—	86,610
Pooled trust preferred securities	—	—	79	79
Corporate debt securities	—	8,113	—	8,113
Total securities available-for-sale	—	349,631	79	349,710
Equity securities	9,164	—	—	9,164
Total recurring fair value measurements	$9,164	$349,631	$79	$358,874

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$5,212	$5,212
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$5,219	$5,219

*	impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2020	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$4,754	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -30%
				Liquidation expenses	(3)	-10%
Impaired loans	280	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-87.5 to -100%
Mortgage servicing rights	291	Discounted cash flow		Remaining term		2 to 30 yrs
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2019	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$4,655	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-5% to -40%
				Liquidation expenses	(3)	-10%
Impaired loans	521	Financial statement values for UCC collateral		Financial statement value discounts	(5)	-30 to -100%
Impaired loans	36	Used commercial vehicle guides		Guide value discounts	(4)	-30%
Mortgage servicing rights	—	Discounted cash flow		Remaining term		2 to 27 yrs
				Discount rate		12.0% to 12.5%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	If lendable value (lower than wholesale) is utilized then no additional discounts are taken. If lendable value is not provided, then additional discounts are applied.
(5)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2020	2019
Balance, beginning of year	$79	$116
Payments received	(1)	(37)
Sale of securities	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	(8)	—
Transfers in and/or out of Level 3	—	—
Balance, end of year	$70	$79

There were also no transfers in or out of level 3 for the same periods. There was $0 and $0  in losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2020 and 2019, respectively.

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. The market for this security at December 31, 2020 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2020;

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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s single underlying issuer, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.89% includes the risk-free rate, a credit component and a spread for illiquidity.

The following information should not be interpreted as an estimate of the fair value of QNB since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful.

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2020 and 2019:

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

Impaired Loans (generally carried at fair value):  Impaired loans are loans in which QNB has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. There was one impaired loan at both December 31, 2020 and 2019, respectively, that had specific reserves required and were partially charged-off at year end; the charge-off on this loan occurred in 2017.

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

Management uses its best judgment in estimating the fair value of QNB’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The estimated fair values and carrying amounts of QNB’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2020	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$39,331	$39,331	$39,331	$—	$—
Investment securities:
Available-for-sale	435,646	435,646	—	435,576	70
Equity	12,849	12,849	12,849	—	—
Restricted investment in bank stocks	1,041	1,041	—	1,041	—
Loans held for sale	6,570	6,886	—	6,886	—
Net loans	909,216	915,726	—	—	915,726
Mortgage servicing rights	533	568	—	—	568
Accrued interest receivable	4,825	4,825	—	4,825	—

Financial liabilities
Deposits with no stated maturities	$1,030,982	$1,030,982	$1,030,982	$—	$—
Deposits with stated maturities	197,085	199,127	—	199,127	—
Short-term borrowings	58,838	58,838	58,838	—	—
Long-term debt	10,000	10,269	10,269	—	—
Accrued interest payable	350	350	—	350	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	88	—	88	—

			Fair value measurements
December 31, 2019	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$17,608	$17,608	$17,608	$—	$—
Investment securities:
Available-for-sale	349,710	349,710	—	349,631	79
Equity	9,164	9,164	9,164	—	—
Restricted investment in bank stocks	1,073	1,073	—	1,073	—
Loans held for sale	977	997	—	997	—
Net loans	810,729	825,295	—	—	825,295
Mortgage servicing rights	441	551	—	—	551
Accrued interest receivable	2,828	2,828	—	2,828	—

Financial liabilities
Deposits with no stated maturities	$802,284	$802,284	$802,284	$—	$—
Deposits with stated maturities	235,576	235,557	—	235,557	—
Short-term borrowings	55,931	55,931	55,931	—	—
Accrued interest payable	909	909	—	909	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	47	—	47	—

Note 18 - Revenue Recognition from Contracts with Customer

QNB generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.  The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

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

•	ATM and debit card – fees are recognized at the time the transaction is executed as that is the point in time QNB fulfills the customer’s request.
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

Note 19 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2020	2019
Assets
Cash and cash equivalents	$242	$3,616
Investment securities (cost of $12,784 and $9,053)	12,849	9,164
Investment in subsidiary	121,427	108,694
Other assets	9	27
Total assets	$134,527	$121,501

Liabilities
Other liabilities	$82	$784

Shareholders' equity	134,445	120,717
Total liabilities and shareholders' equity	$134,527	$121,501

Statements of Income
Year ended December 31,	2020	2019	2018
Dividends from subsidiary	$4,413	$3,820	$4,027
Interest, dividend and other income	346	292	266
Securities gains (losses)	585	1,781	(79)
Net unrealized (loss) gain on investment equity securities	(47)	770	(336)
Total income	5,297	6,663	3,878
Expenses	457	420	513
Income before applicable income taxes and equity in undistributed income of subsidiary	4,840	6,243	3,365
Provision (benefit) for income taxes	97	714	(256)
Income before equity in undistributed income of subsidiary	4,743	5,529	3,621
Equity in undistributed income of subsidiary	7,340	6,828	7,714
Net income	$12,083	$12,357	$11,335

Statements of Comprehensive Income	(in thousands)
Year ended December 31,	2020			2019			2018
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$14,645	$2,562	$12,083	$15,207	$2,850	$12,357	$12,892	$1,557	$11,335
Other comprehensive income gain:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	6,850	1,439	5,411	9,327	1,959	7,368	(3,156)	(663)	(2,493)
Reclassification adjustment for gains included in net income	(24)	(5)	(19)	26	5	21	(3)	(1)	(2)
	6,826	1,434	5,392	9,353	1,964	7,389	(3,159)	(664)	(2,495)
Total comprehensive income	$21,471	$3,996	$17,475	$24,560	$4,814	$19,746	$9,733	$893	$8,840

Statements of Cash Flows
Year ended December 31,	2020	2019	2018
Operating Activities
Net income	$12,083	$12,357	$11,335
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(7,340)	(6,828)	(7,714)
Net securities (gains) losses	(585)	(1,781)	79
Net unrealized loss (gain) on investment equity securities	47	(770)	336
Stock-based compensation expense	112	118	117
Accretion of discounts on investment securities	—	(45)	—
Increase (decrease) in other liabilities	(682)	762	(403)
Decrease increase (decrease) in other assets	17	126	(147)
Deferred income tax (benefit) provision	(20)	247	(158)
Net cash provided by operating activities	3,632	4,186	3,445
Investing activities
Purchase of investment equity securities	(7,914)	(9,030)	(9,763)
Purchase of investment securities available-for-sale	—	(8,730)	—
Proceeds from sale of investment equity securities	4,767	11,838	4,902
Proceeds from sale of investment securities available-for-sale	—	8,775	—
Net cash provided (used) by investing activities	(3,147)	2,853	(4,861)
Financing activities
Cash dividend paid	(4,226)	(4,086)	(3,863)
Treasury stock purchase	(130)	—	—
Proceeds from issuance of common stock	497	591	684
Net cash used by financing activities	(3,859)	(3,495)	(3,179)
Increase (decrease) cash and cash equivalents	(3,374)	3,544	(4,595)
Cash and cash equivalents at beginning of year	3,616	72	4,667
Cash and cash equivalents at end of year	$242	$3,616	$72

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

The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2020, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$139,705	13.95%	$80,125	8.00%	$100,156	10.00%
Bank	126,687	13.15	77,047	8.00	96,308	10.00

Tier I capital (to risk-weighted assets):
Consolidated	128,788	12.86	60,094	6.00	60,094	6.00
Bank	115,770	12.02	57,785	6.00	77,047	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	128,788	12.86	45,070	4.50	N/A	N/A
Bank	115,770	12.02	43,339	4.50	62,600	6.50

Tier I capital (to average assets):
Consolidated	128,788	9.07	56,776	4.00	N/A	N/A
Bank	115,770	8.23	56,286	4.00	70,357	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$130,412	13.82%	$75,498	8.00%	$94,373	10.00%
Bank	118,389	12.93	73,270	8.00	91,587	10.00

Tier I capital (to risk-weighted assets):
Consolidated	120,452	12.76	56,624	6.00	56,624	6.00
Bank	108,429	11.84	54,952	6.00	73,270	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	120,452	12.76	42,468	4.50	N/A	N/A
Bank	108,429	11.84	41,214	4.50	59,532	6.50

Tier I capital (to average assets):
Consolidated	120,452	9.78	49,283	4.00	N/A	N/A
Bank	108,429	8.89	48,804	4.00	61,005	5.00

Note 21 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2020 and 2019 are in the following table:

	Quarters Ended 2020				Quarters Ended 2019
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Interest income	$11,331	$10,740	$10,763	$10,859	$11,289	$11,712	$11,817	$11,600
Interest expense	2,168	1,506	1,433	1,338	2,453	2,601	2,635	2,435
Net interest income	9,163	9,234	9,330	9,521	8,836	9,111	9,182	9,165
Provision for loan losses	500	250	250	250	225	150	550	375
Non-interest income	(1,571)	2,817	2,809	3,547	2,309	1,654	2,144	2,210
Non-interest expense	7,278	6,869	7,197	7,611	6,724	6,793	6,955	7,632
Income before income taxes	(186)	4,932	4,692	5,207	4,196	3,822	3,821	3,368
Provision for income taxes	(406)	998	914	1,056	817	679	731	623
Net Income	$220	$3,934	$3,778	$4,151	$3,379	$3,143	$3,090	$2,745
Earnings Per Share - basic *	$0.06	$1.11	$1.07	$1.17	$0.97	$0.90	$0.88	$0.78
Earnings Per Share - diluted *	$0.06	$1.11	$1.07	$1.17	$0.97	$0.90	$0.88	$0.78
*	Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

c)	Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2020 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the captions:

•	“Election of Directors”
•	“Governance of the Company - Code of Ethics”
•	“Meetings and Committees of the Board of Directors of QNB and the Bank”
•	“Executive Officers of QNB and/or the Bank”
•	"Delinquent Section 16(a) Reports"

The Company has adopted a Code of Business Conduct and Ethics applicable to its CEO, CFO and Controller as well as its long-standing Code of Ethics which applies to all directors and employees. The codes are available on the Company’s website at www.qnbbank.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the captions:

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2020. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
2015 Stock option plan	116,550	$37.42	176,800
2016 Employee stock purchase plan	—	—	13,952
Equity compensation plans not approved by QNB shareholders
None	—	—	—
Total	116,550	$37.42	190,752

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the captions:

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the captions:

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the captions:

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

3. The following exhibits are incorporated by reference herein or filed with this Form 10-K:

3.1-

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015)

3.2-

By-laws of Registrant, as amended January 26, 2021. (Incorporated by reference to Exhibit 3.1 of the Registrant's Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 27, 2021)

4.1-	Description of Capital Securities

10.1-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)*

10.2-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on November 9, 2011)*

10.3-

Change of Control Agreement between Registrant and Dale A. Westwood (fka Wentz). (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)*

10.4-

Change of Control Agreement between Registrant and Janice McCracken Erkes. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 8, 2014)*

10.5-

Change of Control Agreement between Registrant and Christopher T. Cattie. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 14, 2016)*

10.6-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)*

10.7-	QNB Corp. 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 12, 2016)

21.1-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished ** as part of this report:

No.	Description
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document **
104	Cover page interactive data file (formatted as inline XBRL and continued in Exhibit 101).
*	Indicates compensatory plan or arrangement
**

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
March 11, 2021
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Dennis Helf	Director, Chairman	March 11, 2021
Dennis Helf

/s/ David W. Freeman	Chief Executive Officer,	March 11, 2021
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 11, 2021
Autumn R. Bayles /s/ Laurie A. Bergman	Director	March 11, 2021
Laurie A Bergman /s/ Randy S. Bimes	Director	March 11, 2021
Randy S. Bimes

/s/ Thomas J. Bisko	Director	March 11, 2021
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 11, 2021
Kenneth F. Brown, Jr.

/s/ Jennifer L. Mann	Director	March 11, 2021
Jennifer L. Mann

/s/ Gary S. Parzych	Director	March 11, 2021
Gary S. Parzych

/s/ W. Randall Stauffer	Director	March 11, 2021
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 11, 2021
Scott R. Stevenson

/s/ Janice McCracken Erkes	Chief Financial Officer	March 11, 2021
Janice McCracken Erkes	(Principal Financial Officer)

/s/ Mary E. Liddle	Chief Accounting Officer	March 11, 2021
Mary E. Liddle	(Principal Accounting Officer)