Form 10-K/A
period 2020-12-31
QNB CORP
filed 2021-03-12
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of QNB Corp. (the “Company”) for the fiscal year ended December 31, 2020, originally filed on March 11, 2021 (the “Original Filing”), is being filed solely to correct the date of the auditor’s consent filed as Exhibit 23.1 to the Original Filing to March 12, 2021, and to revise the date of the Report of Independent Registered Public Accounting Firm included in Item 8 of the Original Filing to March 12, 2021.  Pursuant to SEC Rule 12b‑15, in connection with this Amendment No. 1 on Form 10‑K/A, the Company is filing updated Exhibits 31.1, 31.2, 32.1, and 32.2.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 12, 2021

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

Iselin, New Jersey

March 12, 2021

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.
March 12, 2021
	BY:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Exhibit Index

The following exhibits are filed with this Form 10-K/A:

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer