Form 10-Q
period 2021-03-31
QNB CORP
filed 2021-05-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, par value $0.625	3,555,169

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED March 31, 2021

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$16,650	$13,422
Interest-bearing deposits in banks	92,083	25,909
Total cash and cash equivalents	108,733	39,331
Investments:
Available-for-sale (amortized cost $469,961 and $428,495)	469,103	435,646
Equity securities (cost of $13,361 and $12,784)	14,522	12,849
Restricted investment in stocks	1,041	1,041
Loans held-for-sale	3,210	6,570
Loans receivable	945,645	920,042
Allowance for loan losses	(11,115)	(10,826)
Net loans	934,530	909,216
Bank-owned life insurance	11,257	11,791
Premises and equipment, net	17,584	15,404
Accrued interest receivable	4,707	4,825
Net deferred tax assets	1,457	66
Other assets	4,375	3,490
Total assets	$1,570,519	$1,440,229

Liabilities
Deposits
Demand, non-interest bearing	$253,857	$204,584
Interest-bearing demand	410,899	395,364
Money market	113,247	96,811
Savings	381,620	334,223
Time less than $100	100,610	107,582
Time of $100 or more	81,383	89,503
Total deposits	1,341,616	1,228,067
Short-term borrowings	64,947	58,838
Long-term debt	10,000	10,000
Accrued interest payable	246	350
Other liabilities	21,714	8,529
Total liabilities	1,438,523	1,305,784

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,736,538 shares and 3,725,202
shares issued; 3,559,169 and 3,556,533 shares outstanding	2,335	2,328
Surplus	22,781	22,430
Retained earnings	110,451	106,644
Accumulated other comprehensive (loss) gain, net of tax	(678)	5,649
Treasury stock, at cost; 177,369 and 168,669 shares	(2,893)	(2,606)
Total shareholders' equity	131,996	134,445
Total liabilities and shareholders' equity	$1,570,519	$1,440,229

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data - unaudited)	2021	2020
Interest income
Interest and fees on loans	$10,011	$9,376
Interest and dividends on investment securities (Available-for-sale & Equity):
Taxable	1,314	1,565
Tax-exempt	386	350
Interest on interest-bearing balances and other interest income	20	40
Total interest income	11,731	11,331
Interest expense
Interest on deposits
Interest-bearing demand	238	580
Money market	82	147
Savings	290	368
Time	279	463
Time of $100,000 or more	231	501
Interest on short-term borrowings	55	92
Interest on long-term debt	39	17
Total interest expense	1,214	2,168
Net interest income	10,517	9,163
Provision for loan losses	275	500
Net interest income after provision for loan losses	10,242	8,663
Non-interest income
Net gain on sales and calls of investments available-for-sale and equity securities	342	—
Unrealized gain (loss) on investment equity securities	1,096	(2,940)
Fees for services to customers	299	411
ATM and debit card	593	488
Retail brokerage and advisory	167	113
Bank-owned life insurance	263	68
Merchant	104	91
Net gain on sale of loans	352	81
Other	188	117
Total non-interest income	3,404	(1,571)
Non-interest expense
Salaries and employee benefits	4,017	4,072
Net occupancy	618	523
Furniture and equipment	670	675
Marketing	214	322
Third party services	488	454
Telephone, postage and supplies	198	195
State taxes	273	243
FDIC insurance premiums	171	137
Other	674	657
Total non-interest expense	7,323	7,278
Income before income taxes	6,323	(186)
Provision (benefit) for income taxes	1,273	(406)
Net income	$5,050	$220
Earnings per share - basic	$1.42	$0.06
Earnings per share - diluted	$1.42	$0.06
Cash dividends per share	$0.35	$0.34
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2021			2020
For the Three Months Ended March 31,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$6,323	$1,273	$5,050	$(186)	$(406)	$220
Other comprehensive income:
Net unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(8,006)	(1,681)	(6,325)	5,812	1,221	4,591
Reclassification adjustment for gains included in net income	(3)	(1)	(2)	—	—	—
Other comprehensive (loss) income	(8,009)	(1,682)	(6,327)	5,812	1,221	4,591
Total comprehensive (loss) income	$(1,686)	$(409)	$(1,277)	$5,626	$815	$4,811

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2021 and 2020

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445
Net income		—	—	5,050	—	—	5,050
Other comprehensive loss, net of tax		—	—	—	(6,327)	—	(6,327)
Cash dividends declared ($0.35 per share)		—	—	(1,243)	—	—	(1,243)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,319	4	203	—	—	—	207
Stock issued for options exercised	5,017	3	128	—	—	—	131
Stock-based compensation expense		—	20	—	—	—	20
Treasury stock purchase	(8,700)	—	—	—	—	(287)	(287)
Balance, March 31, 2021	3,559,169	$2,335	$22,781	$110,451	$(678)	$(2,893)	$131,996

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2020	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	220	—	—	220
Other comprehensive income. net of tax		—	—	—	4,591	—	4,591
Cash dividends declared ($0.34 per share)		—	—	(1,197)	—	—	(1,197)
Stock issued in connection with dividend reinvestment and stock purchase plan	7,782	4	216	—	—	—	220
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		—	25	—	—	—	25
Balance, March 31, 2020	3,530,670	$2,309	$21,537	$98,395	$4,848	$(2,476)	$124,613

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Three Months Ended March 31,	2021	2020
Operating Activities
Net income	$5,050	$220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	498
Provision for loan losses	275	500
Net gain on calls and sales of debt and equity securities	(342)	—
Net unrealized (gain) loss on equity securities	(1,096)	2,940
Net gain on sale of loans	(352)	(81)
Proceeds from sales of residential mortgages held-for-sale	9,105	2,498
Origination of residential mortgages held-for-sale	(4,890)	(1,656)
Increase in cash surrender value of bank-owned life insurance	(263)	(68)
Stock-based compensation expense	20	25
Deferred income tax provision (benefit)	401	(787)
Net increase in income taxes payable	333	380
Net increase (decrease) in accrued interest receivable	117	(196)
Amortization of mortgage servicing rights and change in valuation allowance	23	21
Net amortization of premiums and discounts on investment securities	737	412
Net increase in accrued interest payable	(104)	(402)
Operating lease payments	(171)	(161)
(Increase) decrease in other assets	(1,051)	668
Decrease in other liabilities	(159)	(2,714)
Net cash provided by operating activities	8,103	2,097
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	27,377	54,977
Proceeds from the sale of investments available-for-sale	—	5,975
Proceeds from the sale of equity securities	1,185	—
Purchases of investments available-for-sale	(56,123)	(32,167)
Purchases of equity securities	(1,423)	(3,193)
Proceeds from redemption of investment in restricted stock	—	1,495
Purchases of restricted stock	—	(1,422)
Net increase in loans	(26,091)	(720)
Net purchases of premises and equipment	(2,892)	(216)
Redemption of Bank Owned Life Insurance investment	797	—
Net cash (used in) provided by investing activities	(57,170)	24,729
Financing Activities
Net increase (decrease) in non-interest bearing deposits	49,275	(127)
Net increase in interest-bearing deposits	64,278	5,788
Net increase (decrease) in short-term borrowings	6,109	(12,666)
Increase in long-term debt	—	10,000
Cash dividends paid, net of reinvestment	(1,092)	(1,054)
Purchase of treasury shares	(287)	—
Proceeds from issuance of common stock	187	114
Net cash provided by financing activities	118,470	2,055
Increase in cash and cash equivalents	69,403	28,881
Cash and cash equivalents at beginning of year	39,331	17,608
Cash and cash equivalents at end of period	$108,734	$46,489
Supplemental Cash Flow Disclosures
Interest paid	$1,318	$2,570
Net income taxes paid	538	—
Non-cash transactions:
Unsettled trades to purchase securities	(13,454)	(1,000)
Right-of-use assets obtained in exchange for new operating lease liabilities	698	1,086

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2020 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Recent COVID-19 Developments

Currently all QNB office lobbies are opened with their normal operating hours but are operating under limited capacities, our banking by appointment service remains available. Our Quakertown Commons office inside GIANT Food Store has also reopened; however, staff is limited due to social distancing requirements. Drive-ups are also operating under normal hours.  All visitors to any QNB office are required to wear face masks upon entering the building, in accordance with the state mandates. All QNB employees are required to wear face masks when working on company premises.  Employees with remote access are strongly encouraged to work from home.  QNB has not incurred any significant disruptions to its business continuity.

Under the Economic Aid Act, the SBA and Department of the Treasury reopened the Paycheck Protection Program (“PPP”) to certain borrowers on January 11, 2021 and released the applications for first- and second-draw loans.  QNB originated 251 new PPP loans for a total of $30,706,000 during first quarter of 2021.  Second-draw customers made up 205 of these loans, or $28,700,000 and first-draw customers made up the remaining 46 loans, or $2,006,000.  Additionally, 262 PPP loans, or $27,639,000, were forgiven during the first quarter of 2021.  QNB closed a total of 911 loans totaling $113,181,000 of which 546 loans, totaling $75,887,000, were outstanding at March 31, 2021.   QNB received origination fees from the SBA ranging from a flat fee of $2,500 per loan to one to five basis points of the loan origination balance which are recognized in interest income as a yield adjustment over the term of the loan.   Funds are primarily being transferred into the borrowers’ deposit  accounts, and disbursement on these PPP loan proceeds are being funded by cash held at the Federal Reserve and proceeds from calls and payments of investment securities.  QNB has ample resources to cover future disbursements through short-term Federal Home Loan Bank (“FHLB”) advances and participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), if necessary.

On March 30, 2021, the president signed into law the PPP Extension Act of 2021 (the Act), which extends the PPP application deadline from March 31, 2021 to May 31, 2021.  The PPP authorization was also extended through June 30, 2021 to provide the Small Business Administration additional time to process applications received by the application deadline.

Upon requests from customers, QNB has provided payment relief to those affected by the COVID-19 Pandemic.  QNB has: offered an interest only payment option, granted in 90 days increments; has provided payment deferment for mortgage and consumer loans with no late fee during the deferment period; has granted foreclosure and motor vehicle repossession reprieve; and will not adversely impact credit reporting for customers who were granted relief on mortgage or consumer loans.  None of these modifications are considered troubled-debt restructurings as the customers were not experiencing financial difficulty prior to the COVID-19 Pandemic.  Interest continues to be accrued on all COVID-19 modifications during the deferment period. QNB had modified a total 286 commercial loans or $155,016,000 and 59 retail loans or $8,781,000 during 2020 and 2021 due to COVID-19.  As of March 31, 2021, QNB had modifications on approximately 3.3% of the March 31, 2021 commercial portfolio, consisting of nine loans with an outstanding balance of $26,277,000, of which eight loans totaling $26,150,000 had extended the initial modification period, and had modifications to approximately 1.6% of the March 31, 2021 retail portfolio, consisting of 11 loans with an outstanding balance of $2,453,000, of which ten loans totaling $2,223,000 had extended the initial deferment period.  We will continue work with our borrowers during this difficult time.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

To that end, the new guidance:

•

Eliminates the probable initial recognition threshold in current accounting principles generally accepted in the United States (“U.S. GAAP”) and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation expense was $20,000 and $25,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $136,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of March 31, 2021, there were 148,200 options granted, 12,300 options forfeited, 19,325 options exercised, and 120,900 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Three Months Ended March 31,	2021	2020
Risk free interest rate	0.20%	1.52%
Dividend yield	4.17%	3.60%
Volatility	21.14%	13.46%
Expected life (years)	4.88	4.03

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the three months ended March 31, 2021 and 2020 was $3.08 and $2.42, respectively.

Stock option activity during the nine months ended March 31, 2021 and 2020 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	116,550	$37.42
Granted	25,000	32.50
Exercised	(17,525)	30.40
Forfeited	(3,125)	30.40
Outstanding at March 31, 2021	120,900	$37.60	2.17	$-
Exercisable at March 31, 2021	46,975	$40.63	0.64	$-

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	103,350	$36.96
Granted	25,000	36.50
Exercised	(9,550)	29.39
Forfeited	—	—
Outstanding at March 31, 2020	118,800	$27.47	2.96	$-
Exercisable at March 31, 2020	44,600	$34.27	1.42	$-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted earnings per share - net income	$5,050	$220
Denominator for basic earnings per share - weighted average shares outstanding	3,555,028	3,522,667
Effect of dilutive securities - employee stock options	—	2,788
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,555,028	3,525,455
Earnings per share - basic	$1.42	$0.06
Earnings per share - diluted	1.42	0.06

There were 120,900 and 98,150  stock options that were anti-dilutive for the three-month periods ended March 31, 2021 and 2020, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was approved by the Board of Directors on January 21, 2008 and subsequently increased on  February 9, 2009 and has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 8,700 and no shares repurchased during the three months ended March 31, 2021 and 2020. As of March 31, 2021, 70,683 shares were repurchased under this authorization at an average price of $19.79 and a total cost of approximately $1,399,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Unrealized net holding (losses) gains on available-for-sale securities	$(858)	$7,151
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other (loss) income	(858)	7,151
Tax effect	180	(1,502)
Accumulated other comprehensive (loss) gain, net of tax	$(678)	$5,649

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income (loss)	2021	2020	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$3	$—	Net gain on sales of investments available-for-sale
Other-than-temporary impairment gains (losses) on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	3	—
Tax effect	(1)	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$2	$—	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2021 and December 31, 2020 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2021	value	gains	losses	cost
U.S. Government agency	$68,742	$6	$(2,213)	$70,949
State and municipal	103,187	1,447	(1,840)	103,580
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	204,047	2,048	(1,901)	203,900
Collateralized mortgage obligations (CMOs)	85,791	1,545	(49)	84,295
Pooled trust preferred	74	—	(10)	84
Corporate debt	7,262	109	—	7,153
Total investment debt securities available-for-sale	$469,103	$5,155	$(6,013)	$469,961

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2020	value	gains	losses	cost
U.S. Government agency	$69,776	$26	$(246)	$69,996
State and municipal	87,812	2,350	(45)	85,507
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	175,847	3,328	(24)	172,543
Collateralized mortgage obligations (CMOs)	94,948	1,751	(5)	93,202
Pooled trust preferred	70	—	(14)	84
Corporate debt	7,193	59	(29)	7,163
Total investment debt securities available-for-sale	$435,646	$7,514	$(363)	$428,495

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2021 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

March 31, 2021	Fair value	Amortized cost
Due in one year or less	$6,250	$6,227
Due after one year through five years	236,661	233,894
Due after five years through ten years	146,166	148,755
Due after ten years	80,026	81,085
Total investment debt securities available-for-sale	$469,103	$469,961

There were no investment sales for the three months ended March 31, 2021.  Proceeds from sales of investment securities available-for-sale were approximately  $5,975,000 for the three months ended 2020, respectively.

At March 31, 2021 and December 31, 2020, investment securities available-for-sale totaling approximately $233,868,000 and $220,934,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended March 31,
	2021	2020
Gross realized gains	$3	$—
Gross realized losses	—	—
Other-than-temporary impairment	—	—
Total net gains (losses) on AFS securities	$3	$—

The tax expense applicable to the net realized gains for the three-month periods ended March 31, 2021 and 2020 was $1,000 and $0, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three months ended March 31, 2021 and 2020, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021	securities	value	losses	value	losses	value	losses
U.S. Government agency	33	$63,736	$(2,213)	$—	$—	$63,736	$(2,213)
State and municipal	90	53,664	(1,774)	780	(66)	54,444	(1,840)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	35	104,579	(1,901)	—	—	104,579	(1,901)
Collateralized mortgage obligations (CMOs)	5	6,933	(49)	—	—	6,933	(49)
Pooled trust preferred	1	—	—	74	(10)	74	(10)
Corporate debt	1	—	—	1	—	1	—
Total	165	$228,912	$(5,937)	$855	$(76)	$229,767	$(6,013)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	securities	value	losses	value	losses	value	losses
U.S. Government agency	19	$37,754	$(246)	$—	$—	$37,754	$(246)
State and municipal	11	6,821	(45)	—	—	6,821	(45)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	4	8,626	(24)	—	—	8,626	(24)
Collateralized mortgage obligations (CMOs)	3	3,262	(5)	—	—	3,262	(5)
Pooled trust preferred	1	—	—	70	(14)	70	(14)
Corporate debt	1	2,971	(29)	—	—	2,971	(29)
Total	39	$59,434	$(349)	$70	$(14)	$59,504	$(363)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2021 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of March 31, 2021. This security has a total amortized cost of approximately $84,000 and a fair value of $74,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At March 31, 2021 and December 31, 2020, the Company had $14,522,000 and $12,849,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,

	2021	2020
Net gains (loss) recognized during the period on equity securities	$1,435	$(2,940)
Less: Net gains recognized during the period on equity securities sold during the period	(339)	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,096	$(2,940)

Tax expense applicable to the net gains recognized for the three months ended March 31, 2021 was $415,000. Tax benefit applicable to the net losses recognized for the three months ended March 31, 2020 was $849,000. Proceeds from sales of investment equity securities were approximately $1,185,000  for the three months ended March 31, 2021.  There were no such sales for the same period in 2020.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,029,000, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at March 31, 2021. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution.  Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of September 27, 2019), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B.  Due to the lack of orderly trades and public information of such trades, Visa Class B stock does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for OTTI periodically. As of March 31, 2021, there was no OTTI associated with these shares.

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
9.	The duration of the COVID-19 Pandemic, modifications and stimulus packages masking underlying credit issues

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major classes of loans are as follows:

	March 31,	December 31,
	2021	2020
Commercial:
Commercial and industrial	$232,996	$227,431
Construction	52,173	57,594
Secured by commercial real estate	399,236	377,586
Secured by residential real estate	81,147	81,897
State and political subdivisions	24,703	25,302
Retail:
1-4 family residential mortgages	88,163	82,739
Home equity loans and lines	64,206	63,943
Consumer	5,222	5,364
Total loans	947,846	921,856
Net unearned (fees) costs	(2,201)	(1,814)
Loans receivable	$945,645	$920,042

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020 overdrafts were approximately $79,000 and $258,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2021, there was a concentration of loans to lessors of residential buildings and dwellings of 14.9% of total loans and to lessors of nonresidential buildings of 19.9% of total loans, compared with 14.9% and 19.6% of total loans, respectively, at December 31, 2020.  These concentrations were primarily within the commercial real estate categories.

QNB continues to provide solutions to customers experiencing financial hardship caused by the COVID-19 Pandemic.  As of March 31, 2021, QNB had modifications to approximately 3.3% of the March 31, 2021 commercial portfolio and had modifications to approximately 1.6% of the March 31, 2021 retail portfolio,  related to the COVID-19 Pandemic. Loans modified one time included two credits and totaled $357,000 with deferred interest and or principal payments between two and three months.  Loans modified two times included three credits and totaled $508,000 with deferred interest and or principal payments between five and 11 months.  Loans modified three times included one credit and totaled $4,000 with deferred interest and or principal payments of nine months.  Loans modified four times included six credits and totaled $10,707,000 with deferred interest and or principal payments between nine and 12 months.  Loans modified five times included eight credits and totaled $17,154,000 with deferred interest and or principal payments between 14 and 15 months.  The following table illustrates the modified loans by major loan class and total deferral by number of months.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2021
	Total Number of Months Deferred
	0-3 Months	4-6 Months	7-9 Months	10-12 Months	13+ Months	Total
Commercial:
Commercial and industrial	$128	$486	$—	$1,190	$—	$1,804
Construction	—	—	—	—	—	—
Secured by commercial real estate	—	—	—	9,162	15,311	24,473
Secured by residential real estate	—	—	—	—	—	—
State and political subdivisions	—	—	—	—	—	—
Retail:						—
1-4 family residential mortgages	229	—	—	116	1,319	1,664
Home equity loans and lines	—	—	38	222	525	785
Consumer	—	—	4	—	—	4
Total COVID-19 Modified Loans	$357	$486	$42	$10,690	$17,155	$28,730

At March 31, 2021, QNB had 546 PPP loans totaling $75,887,000 reported in commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points of the originated loan amount which are recognized in interest income as a yield adjustment over the term of the loan.   At March 31, 2021 and December 31, 2020, net unearned (fees) costs included $2,135,000 and $1,909,000, respectively, in PPP loan origination fees net of costs

The Company engages in a variety of lending activities, including commercial, residential real estate and consumer transactions. The Company focuses its lending activities on individuals, professionals and small to medium sized businesses. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2021 and December 31, 2020:

March 31, 2021	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$225,513	$39	$7,444	$—	$232,996
Construction	52,173	—	—	—	52,173
Secured by commercial real estate	383,434	2,910	12,892	—	399,236
Secured by residential real estate	79,548	—	1,599	—	81,147
State and political subdivisions	24,703	—	—	—	24,703
Total	$765,371	$2,949	$21,935	$—	$790,255

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$219,104	$77	$8,250	$—	$227,431
Construction	57,594	—	—	—	57,594
Secured by commercial real estate	361,393	3,914	12,279	—	377,586
Secured by residential real estate	80,233	—	1,664	—	81,897
State and political subdivisions	25,302	—	—	—	25,302
Total	$743,626	$3,991	$22,193	$—	$769,810

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2021 and December 31, 2020:

March 31, 2021	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$87,255	$908	$88,163
Home equity loans and lines	63,435	771	64,206
Consumer	5,070	152	5,222
Total	$155,760	$1,831	$157,591

December 31, 2020	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$82,103	$636	$82,739
Home equity loans and lines	63,191	752	63,943
Consumer	5,259	105	5,364
Total	$150,553	$1,493	$152,046

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2021 and December 31, 2020:

March 31, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,378	$—	$664	$3,042	$229,954	$232,996
Construction	—	—	—	—	52,173	52,173
Secured by commercial real estate	1,112	—	—	1,112	398,124	399,236
Secured by residential real estate	—	—	321	321	80,826	81,147
State and political subdivisions	—	—	—	—	24,703	24,703
Retail:
1-4 family residential mortgages	449	427	134	1,010	87,153	88,163
Home equity loans and lines	—	34	45	79	64,127	64,206
Consumer	17	26	49	92	5,130	5,222
Total	$3,956	$487	$1,213	$5,656	$942,190	$947,846

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,392	$31	$1,157	$3,580	$223,851	$227,431
Construction	—	—	—	—	57,594	57,594
Secured by commercial real estate	318	—	40	358	377,228	377,586
Secured by residential real estate	189	—	340	529	81,368	81,897
State and political subdivisions	—	—	—	—	25,302	25,302
Retail:
1-4 family residential mortgages	396	303	282	981	81,758	82,739
Home equity loans and lines	16	2	51	69	63,874	63,943
Consumer	178	5	—	183	5,181	5,364
Total	$3,489	$341	$1,870	$5,700	$916,156	$921,856

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2021 and December 31, 2020:

March 31, 2021	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,748
Construction	—	—
Secured by commercial real estate	—	2,479
Secured by residential real estate	—	829
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	908
Home equity loans and lines	—	771
Consumer	—	152
Total	$—	$8,887

December 31, 2020	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,367
Construction	—	—
Secured by commercial real estate	—	2,905
Secured by residential real estate	—	875
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	752
Consumer	—	105
Total	$—	$9,640

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020 are as follows:

For the Three Months Ended March 31, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(147)	$—	$13	$3,916
Construction	346	(33)	—	—	313
Secured by commercial real estate	3,736	358	—	—	4,094
Secured by residential real estate	871	(57)	—	11	825
State and political subdivisions	89	(3)	—	—	86
Retail:
1-4 family residential mortgages	533	77	—	—	610
Home equity loans and lines	386	(20)	—	2	368
Consumer	265	10	(32)	20	263
Unallocated	550	90	N/A	N/A	640
Total	$10,826	$275	$(32)	$46	$11,115

For the Three Months Ended March 31, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$(41)	$—	$9	$4,657
Construction	590	(304)	—	—	286
Secured by commercial real estate	2,519	767	—	—	3,286
Secured by residential real estate	629	(40)	—	19	608
State and political subdivisions	115	19	—	—	134
Retail:
1-4 family residential mortgages	549	111	—	—	660
Home equity loans and lines	310	22	—	1	333
Consumer	230	130	(92)	10	278
Unallocated	256	(164)	N/A	N/A	92
Total	$9,887	$500	$(92)	$39	$10,334

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,379,000 and $4,469,000 as of March 31, 2021 and December 31, 2020, respectively. Non-performing TDRs totaled $803,000 and $843,000 as of March 31, 2021 and December 31, 2020, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	March 31, 2021		December 31, 2020
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$1,922	$—	$2,008	$—
TDRs with an allowance recorded	3,260	459	3,304	503
Total	$5,182	$459	$5,312	$503

There were no newly identified TDRs during the three months ended March 31, 2021.  As of March 31, 2021, QNB had $41,000 in commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings and $14,000 commitments at December 31, 2020. There were no charge-offs during the three months ended March 31, 2021 and 2020, resulting from loans previously modified as TDRs.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 There were no loans modified as TDRs within 12 months prior to March 31, 2021 and 2020 for which there was a payment default (60 days or more past due) during the three months ended March 31, 2021 and 2020.

The Company has two loans secured by residential real estate for which foreclosure proceedings are in process at March 31, 2021. The total recorded investment is $135,000.

The following tables present the balance in the allowance for loan losses at March 31, 2021 and December 31, 2020 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2021	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,916	$2,261	$1,655	$232,996	$3,858	$229,138
Construction	313	—	313	52,173	—	52,173
Secured by commercial real estate	4,094	396	3,698	399,236	5,853	393,383
Secured by residential real estate	825	73	752	81,147	1,981	79,166
State and political subdivisions	86	—	86	24,703	—	24,703
Retail:
1-4 family residential mortgages	610	—	610	88,163	1,084	87,079
Home equity loans and lines	368	114	254	64,206	781	63,425
Consumer	263	5	258	5,222	59	5,163
Unallocated	640	N/A	N/A	N/A	N/A	N/A
Total	$11,115	$2,849	$7,626	$947,846	$13,616	$934,230

	Allowance for Loan Losses			Loans Receivable
December 31, 2020	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,050	$2,421	$1,629	$227,431	$4,503	$222,928
Construction	346	—	346	57,594	—	57,594
Secured by commercial real estate	3,736	432	3,304	377,586	6,323	371,263
Secured by residential real estate	871	73	798	81,897	2,051	79,846
State and political subdivisions	89	—	89	25,302	—	25,302
Retail:
1-4 family residential mortgages	533	—	533	82,739	813	81,926
Home equity loans and lines	386	117	269	63,943	765	63,178
Consumer	265	7	258	5,364	61	5,303
Unallocated	550	N/A	N/A	N/A	N/A	N/A
Total	$10,826	$3,050	$7,226	$921,856	$14,516	$907,340

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$131	$138		$647	$722
Construction	—	—		—	—
Secured by commercial real estate	2,584	2,920		3,018	3,671
Secured by residential real estate	1,327	1,513		1,417	1,608
Retail:
1-4 family residential mortgages				813	894
Home equity loans and lines	1,084	1,173		537	577
Consumer	556	599		—	—
Total	$5,682	$6,343		$6,432	$7,472

With an allowance recorded:
Commercial:
Commercial and industrial	$3,727	$5,376	$2,261	$3,856	$5,462	$2,421
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,269	3,393	396	3,305	3,418	432
Secured by residential real estate	654	663	73	634	642	73
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	225	239	114	228	239	117
Consumer	59	72	5	61	73	7
Total	$7,934	$9,743	$2,849	$8,084	$9,834	$3,050

Total:
Commercial:
Commercial and industrial	$3,858	$5,514	$2,261	$4,503	$6,184	$2,421
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,853	6,313	396	6,323	7,089	432
Secured by residential real estate	1,981	2,176	73	2,051	2,250	73
Retail:
1-4 family residential mortgages	—	—	—	813	894	—
Home equity loans and lines	1,309	1,412	114	765	816	117
Consumer	615	671	5	61	73	7
Total	$13,616	$16,086	$2,849	$14,516	$17,306	$3,050

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Three Months Ended March 31,	2021		2020
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$4,075	$1	$5,710	$2
Construction	—	—	—	—
Secured by commercial real estate	6,006	41	7,124	43
Secured by residential real estate	2,017	16	2,039	18
Retail:
1-4 family residential mortgages	877	1	885	3
Home equity loans and lines	763	—	586	—
Consumer	60	—	68	—
Total	$13,798	$59	$16,412	$66

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2021:

March 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Government agency securities	$—	$68,742	$—	$68,742
State and municipal securities	—	103,187	—	103,187
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	204,047	—	204,047
Collateralized mortgage obligations (CMOs)	—	85,791	—	85,791
Pooled trust preferred securities	—	—	74	74
Corporate debt securities	—	7,262	—	7,262
Total debt securities available-for-sale	—	469,029	74	469,103
Equity securities	14,522	—	—	14,522
Total recurring fair value measurements	$14,522	$469,029	$74	$483,625

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$5,085	$5,085
Loans held-for-sale	—	—	507	507
Mortgage servicing rights	—	—	118	118
Total nonrecurring fair value measurements	$—	$—	$5,710	$5,710
*Impairment

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three months ended March 31, 2021. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month period ended March 31, 2021.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, showing the fair value measurements by level within the fair value hierarchy, as of December 31, 2020:

December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Government agency securities	$—	$69,776	$—	$69,776
State and municipal securities	—	87,812	—	87,812
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	175,847	—	175,847
Collateralized mortgage obligations (CMOs)	—	94,948	—	94,948
Pooled trust preferred securities	—	—	70	70
Corporate debt securities	—	7,193	—	7,193
Total debt securities available-for-sale	—	435,576	70	435,646
Equity securities	12,849	—	—	12,849
Total recurring fair value measurements	$12,849	$435,576	$70	$448,495

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$5,034	$5,034
Mortgage servicing rights	—	—	291	291
Total nonrecurring fair value measurements	$—	$—	$5,325	$5,325
*Impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2021	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,806	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -30%
				Liquidation expenses	(3)	-10%
Impaired loans	279	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-20% to -100%
Loans held for sale	507	Secondary market rates for similar instruments		FHLMC pricing		20 to 30 years 99.3% to 99.9%
Mortgage servicing rights	118	Discounted cash flow		Remaining term		3 to 30 years
				Discount rate		12.0% to 13.0%

	Quantitative information about Level 3 fair value measurements
December 31, 2020	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,754	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -30%
				Liquidation expenses	(3)	-10%
Impaired loans	280	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-87.5% to -100%
Mortgage servicing rights	291	Discounted cash flow		Remaining term		2 to 30 years
				Discount rate		12.0% to 12.5%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various Level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2021 and 2020:

	Fair value measurements using significant unobservable inputs (Level 3)
	2021	2020
Balance, January 1,	$70	$79
Payments received	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	4	(8)
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$74	$71

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at March 31, 2021 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2021;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 6.01% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2021 and December 31, 2020:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2021	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$108,733	$108,733	$108,733	$—	$—
Investment securities:
Equities	14,522	14,522	14,522	—	—
Available-for-sale	469,103	469,103	—	469,029	74
Restricted investment in stocks	1,041	1,041	—	1,041	—

Loans held-for-sale	3,210	3,261	—	3,261	—
Net loans	934,530	934,736	—	—	934,736
Mortgage servicing rights	576	659	—	—	659
Accrued interest receivable	4,707	4,707	—	4,707	—

Financial liabilities
Deposits with no stated maturities	$1,159,623	$1,159,623	$1,159,623	$—	$—
Deposits with stated maturities	181,993	182,767	—	182,767	—
Short-term borrowings	64,947	64,947	64,947	—	—
Long-term debt	10,000	10,237	10,237	—	—
Accrued interest payable	246	246	—	246	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	71	—

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair value measurements
December 31, 2020	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$39,331	$39,331	$39,331	$—	$—
Investment securities:
Equities	12,849	12,849	12,849	—	—
Available-for-sale	435,646	435,646	—	435,576	70
Restricted investment in stocks	1,041	1,041	—	1,041	—
Loans held-for-sale	6,570	6,886	—	6,886	—
Net loans	909,216	915,726	—	—	915,726
Mortgage servicing rights	533	568	—	—	568
Accrued interest receivable	4,825	4,825	—	4,825	—

Financial liabilities
Deposits with no stated maturities	$1,030,982	$1,030,982	$1,030,982	$—	$—
Deposits with stated maturities	197,085	199,127	—	199,127	—
Short-term borrowings	58,838	58,838	58,838	—	—
Long-term debt	10,000	10,269	10,269	—	—
Accrued interest payable	350	350	—	350	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	88	—	88	—

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

A summary of the Company's financial instrument commitments is as follows:

	March 31,	December 31,
	2021	2020
Commitments to extend credit and unused lines of credit	$321,227	$296,537
Standby letters of credit	19,377	22,567
Total financial instrument commitments	$340,604	$319,104

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $18,137,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2021 and December 31, 2020 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases.  Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions.  During the three months ended March 31, 2021, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $698,000.

During the three months ended March 31, 2021, QNB purchased the underlying assets of one lease which had a right-of-use asset of $945,000 and an operating liability of $952,000.

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

Both the QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2021, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$143,872	13.93%	$82,609	8.00%	$103,261	10.00%
Bank	129,160	13.06	79,132	8.00	98,915	10.00

Tier I capital (to risk-weighted assets):
The Company	132,666	12.85	61,957	6.00	61,957	6.00
Bank	117,954	11.92	59,349	6.00	79,132	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	132,666	12.85	46,468	4.50	N/A	N/A
Bank	117,954	11.92	44,512	4.50	64,295	6.50

Tier I capital (to average assets):
The Company	132,666	9.05	58,660	4.00	N/A	N/A
Bank	117,954	8.12	58,114	4.00	72,643	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$139,705	13.95%	$80,125	8.00%	$100,156	10.00%
Bank	126,687	13.15	77,047	8.00	96,308	10.00

Tier I capital (to risk-weighted assets):
The Company	128,788	12.86	60,094	6.00	60,094	6.00
Bank	115,770	12.02	57,785	6.00	77,047	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	128,788	12.86	45,070	4.50	N/A	N/A
Bank	115,770	12.02	43,339	4.50	62,600	6.50

Tier I capital (to average assets):
The Company	128,788	9.07	56,776	4.00	N/A	N/A
Bank	115,770	8.23	56,286	4.00	70,357	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2020 Form 10-K, could affect the future financial results of QNB Corp. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the quarter ended March 31, 2021 and 2020, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the quarter ended March 31, 2021 or 2020, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2021 of $5,050,000, or $1.42 per share on a diluted basis, compared to net income of $220,000, or $0.06 per share on a diluted basis, for the same period in 2020. The Bank contributed $4,038,000 to net income for the first quarter of 2021 compared to $2,316,000 for the first quarter of 2020; and the holding company contributed $1,012,000 to net income to the first quarter of 2021 compared to a net loss of $2,096,000 for the first quarter of 2020.  The results at the holding company are due primarily to the change in the fair value of the equity portfolio during the quarters.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.40% and 15.70%, respectively, for the quarter ended March 31, 2021 compared with 0.07% and 0.73%, respectively, for the quarter ended March 30, 2020.

Total assets as of March 31, 2021 were $1,570,519,000, compared with $1,440,229,000 at December 31, 2020. Loans receivable at March 31, 2021 were $945,645,000, compared with $920,042,000 at December 31, 2020, an increase of $25,603,000, or 2.8%, with commercial lending as the largest contributor to the growth. QNB participates in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  In 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation. Of this first round of funding, 365 loans have been forgiven in full and $37,293,000 in balances have been forgiven. The Bank originated 251 PPP loans, or $30,706,000 during the second round of funding which started in January 2021.  Excluding PPP loans net of deferred fees, loans receivable at March 31, 2021 would have increased $22,926,000, or 2.7%, since year-end 2020.  Total deposits of $1,341,616,000 at March 31, 2021 increased $113,549,000, or 9.2%, compared with total deposits of $1,228,067,000 at December 31, 2020.  Most of the PPP loans proceeds were deposited to deposit accounts at the Bank.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results for the three months ended March 31, 2021 include the following significant components:

•	Net interest income increased $1,354,000, or 14.8%, to $10,517,000 for the three months ended March 31, 2021.
•	Net interest margin on a tax-equivalent basis decreased eleven basis points for the quarter to 3.07%.
•	QNB recorded $275,000 in provision for loan losses for the three months ended March 31, 2021, compared with $500,000 for the same period in 2020.
•

Non-interest income increased $4,975,000, to $3,404,000 for the three months ended March 31, 2021 compared with the same period in 2020.  Excluding realized and unrealized gains (losses) on equity securities, non-interest income increased $600,000, or 43.8%, to $1,969,000 for the three months ended March 31, 2021 compared with the same period in 2020.

•	Non-interest expense increased $45,000, or 0.6%, to $7,323,000 for the three months ended March 31, 2021 compared to the same period in 2020.
•

Total non-performing loans were $13,266,000, or 1.40% of loans receivable at March 31, 2021, compared to $14,109,000, or 1.53% of loans receivable at December 31, 2020. Loans on non-accrual status were $8,887,000 at March 31, 2021 compared with $9,640,000 at December 31, 2020. Net loan recoveries for the three months ended March 31, 2021 were $14,000, compared with $53,000 in charge-offs for the same period in 2020.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021	2020
Total interest income	$11,731	$11,331
Total interest expense	1,214	2,168
Net interest income	10,517	9,163
Tax-equivalent adjustment	162	176
Net interest income (fully taxable-equivalent)	$10,679	$9,339

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Government agencies	$70,229	1.02%	$178	$56,163	1.86%	$261
State and municipal	93,723	2.59	608	54,445	3.43	467
Mortgage-backed and CMOs	262,937	1.30	856	217,020	2.07	1,125
Pooled trust preferred securities	84	2.51	1	85	4.15	1
Corporate debt securities	7,158	3.72	67	8,007	3.65	73
Equities	13,159	3.26	106	11,352	3.26	92
Total investment securities	447,290	1.62	1,816	347,072	2.33	2,019
Loans:
Commercial real estate	530,672	4.34	5,680	478,146	4.76	5,661
Residential real estate	88,506	3.50	775	69,858	3.95	690
Home equity loans	58,738	3.47	502	64,222	4.18	667
Commercial and industrial	228,337	5.00	2,814	165,171	4.87	2,000
Consumer loans	5,333	4.91	65	6,440	5.57	89
Tax-exempt loans	25,075	3.57	221	38,003	3.60	341
Total loans, net of unearned income*	936,661	4.35	10,057	821,840	4.62	9,448
Other earning assets	28,562	0.29	20	11,461	1.41	40
Total earning assets	1,412,513	3.41	11,893	1,180,373	3.92	11,507
Cash and due from banks	26,844			13,769
Allowance for loan losses	(10,935)			(9,951)
Other assets	38,098			37,296
Total assets	$1,466,520			$1,221,487

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$281,728	0.21%	148	$226,307	0.41%	231
Municipals	112,550	0.32	90	105,725	1.33	349
Money market	105,556	0.31	82	79,567	0.74	147
Savings	354,018	0.33	290	251,445	0.59	368
Time	103,783	1.09	279	118,921	1.56	463
Time of $100,000 or more	84,887	1.10	231	113,231	1.78	501
Total interest-bearing deposits	1,042,522	0.44	1,120	895,196	0.93	2,059
Short-term borrowings	58,086	0.39	55	47,683	0.78	92
Long-term debt	10,000	1.57	39	4,231	1.57	17
Total interest-bearing liabilities	1,110,608	0.44	1,214	947,110	0.92	2,168
Non-interest-bearing deposits	216,293			142,398
Other liabilities	9,146			10,295
Shareholders' equity	130,473			121,684
Total liabilities and shareholders' equity	$1,466,520			$1,221,487
Net interest rate spread		2.97%			3.00%
Margin/net interest income		3.07%	$10,679		3.18%	$9,339

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three months ended March 31, 2021 and 2020.

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

	For the Three Months Ended
	March 31, 2021 compared
	to March 31, 2020
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Government agencies	$(83)	$64	$(147)
State and municipal	141	337	(196)
Mortgage-backed and CMOs	(269)	238	(507)
Pooled trust preferred securities	—	—	—
Corporate debt securities	(6)	(7)	1
Equities	14	14	—
Total Investment securities (AFS & Equity)	(203)	646	(849)
Loans:
Commercial real estate	19	569	(550)
Residential real estate	85	184	(99)
Home equity loans	(165)	(62)	(103)
Commercial and industrial	814	742	72
Consumer loans	(24)	(15)	(9)
Tax-exempt loans	(120)	(118)	(2)
Total Loans	609	1,300	(691)
Other earning assets	(20)	59	(79)
Total interest income	386	2,005	(1,619)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	(83)	54	(137)
Municipals	(259)	19	(278)
Money market	(65)	47	(112)
Savings	(78)	145	(223)
Time	(184)	(62)	(122)
Time of $100,000 or more	(270)	(128)	(142)
Total interest-bearing deposits	(939)	75	(1,014)
Short-term borrowings	(37)	19	(56)
Long-term debt	22	22	—
Total interest expense	(954)	116	(1,070)
Net interest income	$1,340	$1,889	$(549)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the first quarter of 2021 were $1,412,513,000, an increase of $232,140,000, or 19.7%, from the first quarter of 2020, with average loans increasing $114,821,000, or 14.0%, and average investment securities increasing $100,218,000, or 28.9%, over the same period. Excess cash from deposit growth was deployed to the securities portfolio, which earns a better yield than Fed Funds or deposits at the Federal Reserve Bank.  Average loans as a percent of average earning assets were 66.3% for the first quarter of 2021, compared with 69.6% for the first quarter of 2020. On the funding side, average deposits increased $221,221,000, or 21.3%, to $1,258,815,000 for the first quarter of 2021 primarily due to growth in non-interest-bearing and interest-bearing demand, money market and savings deposits. Customers continue to reinvest funds into more liquid accounts. Average short-term borrowed funds for the first quarter of 2021 increased $10,403,000, to $58,086,000, which consisted entirely of average commercial repurchase

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

agreements during the first quarter of 2021.  For the same period in 2020, borrowings consisted of average commercial repurchase agreements of $40,695,000 and average overnight borrowings of $6,988,000.

The net interest margin for the first quarter of 2021 decreased 11 basis points to 3.07% from 3.18% at the same period in 2020. While competition for quality loans in our local market continues to exert pressure on the net interest margin, the decline in interest rates starting in March 2020 resulted in significantly lower bond yields and prepayments and calls of existing higher-yielding, seasoned investments.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $386,000, or 3.4%, to $11,893,000 for the first quarter of 2021; total interest expense decreased $954,000, or 44.0%, to $1,214,000. Decreases in rates on earning assets were offset by $744,000 of net deferred origination fees and costs recorded as income on forgiven PPP loans.   All categories of interest-bearing deposits experienced lower rates in the first quarter of 2021 compared to first quarter of 2020.

The yield on earning assets on a tax-equivalent basis decreased 51 basis points from 3.92% for the first quarter of 2020, to 3.41% for the first quarter of 2021. The cost of interest-bearing liabilities was 0.44% for the first quarter ended March 31, 2021, compared with 0.92% for the same period in 2020.

Interest income on investment securities (available-for-sale and equity) decreased $203,000 when comparing the quarters ended March 31, 2021 and 2020. The average yield on the investment portfolio was 1.62% for the first quarter of 2021 compared with 2.33% for the first quarter of 2020.

Income on U.S. Government agency securities decreased $83,000 as the rate decreased 84 basis points, partially offset by an increase in average balances of $14,066,000.

Interest income on municipal securities, which are primarily tax-exempt, increased due to a $39,278,000 increase in average balances, partially offset by an 84 basis-point decrease in rates.  Proceeds from matured, called securities and proceeds from deposits were invested back into the U.S. Government agency, municipal and mortgage-backed securities portfolios. Typically, QNB purchases municipal bonds with 10-20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $269,000 due to a 77-basis point decline in yield partially offset by a $45,917,000 increase in average balances. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $609,000 to $10,057,000 when comparing the first quarters of 2021 and 2020, with a 14.0% growth in average balances contributing an increase in interest income of $1,300,000. The yield on loans, at 4.35%, was 27 basis points lower than the first quarter of 2020, contributing to a $691,000 decrease in interest income.  Falling interest rates as well as competitive pressures compressed the yields on new loans being originated.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $19,000 when comparing the first quarters of 2021 and 2020, primarily due to increased average balances of $52,526,000, or 11.0%, offset in part by a 42-basis point decrease in rate from 4.76% in 2020 to 4.34% in 2021.

Income on commercial and industrial loans increased $814,000 when comparing the first quarters of 2021 and 2020. The average yield on these loans increased 13 basis points to 5.00% resulting in an increase in income of $72,000; average balances increased $63,166,000, to $228,337,000 for the first quarter of 2021 resulting in an $742,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate, which decreased a total of 150 basis points in March 2020.  Included in this category are the PPP loans which contributed $70,516,000 of the net volume increase.  The PPP loans yield one percent to the customer, however QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points.  The accretion of SBA origination fees is accelerated upon forgiveness of the loan.  The yield on PPP loans was 6.57% for the first quarter of 2021.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Tax-exempt loan income was $221,000 for the first quarter of 2021, a decrease of $120,000, or 35.2%, from the same period in 2020. Average balances decreased $12,928,000, or 34.0%, to $25,075,000 for the first quarter of 2021, resulting in a decrease of $118,000 in income. The yield on municipal loans decreased three basis points, to 3.57% for the first quarter of 2021, compared with the same period in 2020, resulting in a decrease of $2,000 in interest income.   The decrease in volume during 2021 was a result of municipal loans being refinanced as bonds.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $85,000 when comparing the first quarter of 2021 to the same period in 2020.  Average residential mortgage loan balances increased by $18,648,000, or 26.7%, to $88,506,000 for the first quarter of 2021 compared to the same period in 2020, which contributed a $184,000 increase in interest income. However, the average yield on the portfolio decreased 45 basis points to 3.50% for the first quarter of 2021, which resulted in a $99,000 decrease. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage backed securities.  Average home equity loans decreased by $5,484,000, or 8.5%, to $58,738,000 and the average yield decreased 71 basis points to 3.47% resulting in a combined decrease in interest income of $165,000. The yield on the consumer portfolio decreased 66 basis points to 4.91% for the first quarter of 2021 and there was a $1,107,000 decrease in average balances resulting in a combined $24,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $954,000, when comparing the first quarter of 2021 to the same period in 2020.  The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand deposits. Average non-interest-bearing demand accounts increased $73,895,000, or 51.9%, to $216,293,000 for the first quarter of 2021. Average interest-bearing demand accounts increased $55,421,000, or 24.5%, to $281,728,000 for the first quarter of 2021. Interest expense on interest-bearing demand accounts decreased $83,000 to $148,000 for the same period, as the average rate paid decreased 20 basis points to 0.21% for the first quarter 2021. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.20% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2021, the average balance in this product was $89,966,000 and the related interest expense was $79,000 for an average yield of 0.36%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2020 was $65,926,000 and the related interest expense was $98,000 for an average yield of 0.60%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts decreased $259,000 to $90,000 for the first quarter of 2021. The average interest rate paid on municipal interest-bearing demand accounts decreased 101 basis points to 0.32% for the first quarter of 2021 and average balances increased $6,825,000, or 6.5%, to $112,550,000. Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%; therefore the 150-basis point decrease in the Federal funds rate in March 2020, affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts increased $25,989,000, or 32.7%, to $105,556,000 for the first quarter of 2021 compared with the same period in 2020. Interest expense on money market accounts decreased $65,000 to $82,000, and the average interest rate paid on money market accounts decreased 43 basis points to 0.31% for the first quarter of 2021. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts decreased $78,000 when comparing the first quarter of 2021 to the first quarter of 2020. The average interest rate paid on savings accounts decreased 26 basis points to 0.33% for the first quarter of 2021. When comparing these same periods, average savings accounts increased $102,573,000, or 40.8%, to $354,018 for the first quarter of 2021 primarily due to increases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2021 of $263,038,000 compared to $179,741,000 in the same period of 2020. The average yield paid on these accounts was 0.40% for the first quarter of 2021 and 0.75% for the same period in 2020. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $19,276,000 when comparing the first quarter of 2021 average to the same period in 2020.  Many of the Bank’s maturing time deposits throughout 2020 and into 2021 were deposited to these liquid interest-bearing accounts.

Interest expense on time deposits totaled $510,000 for the first quarter of 2021 compared to $964,000 in 2020. Average total time deposits decreased $43,482,000 to $188,670,000 for the first quarter of 2021. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment,

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits decreased 57 basis points from 1.67% to 1.10% when comparing the first quarter of 2020 to the same period in 2021.

Approximately $108,426,000, or 60%, of time deposits at March 31, 2021 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.80%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight FHLB borrowings. Interest expense on short-term borrowings decreased $37,000 for the first quarter of 2021 to $55,000 when compared to the same period in 2020. When comparing these same periods, average balances increased $10,403,000 to $58,086,000, net of a decrease in average FHLB borrowings of $6,988,000 offset by an increase in average repurchase agreement balances of $17,391,000, with a combined 39-basis point decrease in rate.    During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a low yield.

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

Based on this analysis, QNB recorded $275,000 in provision for loan losses in the three months ended March 31, 2021, compared with $500,000 for the same period in 2020. QNB's allowance for loan losses of $11,115,000 represents 1.18% of loans receivable at March 31, 2021 compared with an allowance for loan losses of $10,826,000, or 1.18% of loans receivable, at December 31, 2020, and $10,334,000, or 1.26% of loans receivable at March 31, 2020. Management believes the allowance for loan losses at March 31, 2021 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.  Excluding PPP loans, the allowance level stated as a percent of loans receivable at March 31, 2021 and at December 31, 2020 was 1.27%.

Net recoveries were $14,000 for the three months ended March 31, 2021 compared to net charge-offs of $53,000 for the same period in 2020. Charge-offs of approximately $32,000 during the three months ended March 31, 2021 consisted of overdraft charge-offs of $9,000 and student loans of $23,000. These were offset by $46,000 in recoveries comprising $29,000 in repayments from borrowers of previously charged-off credits, and $17,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.01% for the three months ended March 31, 2021 compared with annualized net charge-offs as a percentage of average loans receivable of 0.03% for the same period in 2020.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-performing assets were $13,266,000 at March 31, 2021 compared to $14,109,000 as of December 31, 2020 and $15,861,000 at March 31, 2020. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.40% of loans receivable at March 31, 2021 compared with 1.53% of loans receivable at December 31, 2020 and 1.93% of loans receivable at March 31, 2020.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2021, $4,809,000, or approximately 54% of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $21,935,000, a decrease of $258,000, or 1.2%, from the $22,193,000 reported at December 31, 2020 and an increase of $6,762,000, or 44.6%, from the $15,173,000 reported at March 31, 2020. The increase in classified loans since March 2020 is due to the downgrade of three large credits, partially offset by repayments on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2021, December 31, 2020, or March 31, 2020. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.60% of loans receivable at March 31, 2021 compared with 0.62% at December 31, 2020 and 1.32% at March 31, 2020.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,379,000 at March 31, 2021, compared with $4,469,000 at December 31, 2020, and $4,727,000 at March 31, 2020. There were no newly identified troubled debt restructurings during the three months ended March 31, 2021. QNB had no other real estate owned or repossessed assets at March 31, 2021, December 31, 2020, or March 31, 2020.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2021	2020	2020
Non-accrual loans	$8,887	$9,640	$11,134
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,379	4,469	4,727
Total non-performing loans	13,266	14,109	15,861
Total non-performing assets	$13,266	$14,109	$15,861

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$932,617	$868,461	$821,695
Total loans	945,645	920,042	821,283

Allowance for loan losses	11,115	10,826	10,334

Allowance for loan losses to:
Non-performing loans	83.79%	76.73%	65.15%
Total loans (excluding held-for-sale)	1.18%	1.18%	1.26%
Average total loans (excluding held-for-sale)	1.19%	1.25%	1.26%

Non-performing loans / total loans (excluding held-for-sale)	1.40%	1.53%	1.93%
Non-performing assets / total assets	0.84%	0.98%	1.29%

An analysis of net loan charge-offs for the three months ended March 31, 2021 compared to 2020 is as follows:

	For the Three Months Ended March 31,
	2021	2020
Net charge-offs	$(14)	$53

Net annualized charge-offs to:
Total loans	(0.01%)	0.03%
Average total loans excluding held-for-sale	(0.01%)	0.03%
Allowance for loan losses	(0.51%)	2.06%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At March 31, 2021 and December 31, 2020, the recorded investment in loans for which impairment has been identified totaled $13,616,000 and $14,516,000 of which $5,682,000 and $6,432,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,934,000 and $8,084,000 at March 31, 2021 and December 31, 2020, respectively, and the related allowance for loan losses associated with these loans was $2,849,000 and $3,050,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended March 31,		Change from prior year
	2021	2020	Amount	Percent
Net gain on sales of investment securities	$342	$—	$342	#DIV/0 !
Unrealized gain (loss) on investment equity securities	1,096	(2,940)	4,036	N/M
Fees for services to customers	299	411	(112)	(27.3)
ATM and debit card	593	488	105	21.5
Retail brokerage and advisory	167	113	54	47.8
Bank-owned life insurance	263	68	195	286.8
Merchant	104	91	13	14.3
Net gain on sale of loans	352	81	271	N/M
Other	188	117	71	60.7
Total	$3,404	$(1,571)	$4,975	-316.7%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2021 was $3,404,000, an increase of $4,975,000, compared to a loss of $1,571,000 for the first quarter of 2020. Excluding net realized and unrealized gains (losses) on equity securities for both periods, total non-interest income was $1,969,000 and $1,369,000 for the quarters ended March 31, 2021 and 2020, respectively, an increase of $600,000 or 43.8%.

During the first quarter of 2021, unrealized gains of $1,096,000 were recorded compared to unrealized losses of $2,940,000 in the same period of 2020. The unrealized gains and losses for the three months ended March 31, 2021 and 2020 resulted from the change in the fair value of the equities portfolio, the performance of which was consistent with the overall performance of the U.S. stock market for the periods. The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 3.16%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through March 31, 2021 is $2.14 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the following table.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,						For the Three Months Ended March 31,
	2015	2016	2017	2018	2019	2020	2021	2020

Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$392	$106	$92
Net gain (loss) on sales	691	758	1,557	(79)	1,781	585	339	—
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(47)	1,096	(2,940)
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	930	1,541	(2,848)
Tax expense (benefit)*	357	324	700	(33)	816	269	445	(823)
Net income	$523	$475	$1,026	$(82)	$2,009	$661	$1,096	$(2,025)

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.31	$(0.57)
Earnings per share - diluted	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.31	$(0.57)
Tax-equivalent yield*	3.35%	3.13%	3.49%	3.08%	3.31%	3.54%	3.16%	3.32%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for all 2017, 2018, 2019, 2020 and 2021 periods.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans increased $271,000 when comparing the two periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $9,105,000 and $2,498,000 for the first quarters of 2021 and 2020, respectively.

Fees for services to customers decreased $112,000 to $299,000 for the first quarter of 2021, due primarily to a decrease in net overdraft income. ATM and debit card income increased $105,000 to $593,000 for the first quarter of 2021, compared to the same period in 2020, due primarily to debit card interchange fee income.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased for the first quarter of 2021 compared to the same period in 2020. Advisory fees increased $59,000 for the first quarter of 2021 compared with the same period in 2020, while transactional fees declined $5,000 when comparing first quarters of 2021 and 2020.

Bank-owned life insurance income includes a life insurance benefit claim of $193,000.  Merchant income increased by $13,000 to $104,000 for the first quarter of 2021, compared to the same period in 2020. Other non-interest income increased $71,000, or 60.7%. Other non-interest income includes broker-dealer conversion cost reimbursements of $15,000 and $17,000 in the first quarter of 2021 and 2020, respectively.  Mortgage serving income increased $7,000 when comparing the two quarters primarily due to an increase in the fair value of servicing rights. There was an increase in title company income of $37,000 due to the increased volume of mortgage originations and an increase in letter of credit fees of $24,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended March 31,		Change from prior year
	2021	2020	Amount	Percent
Salaries and employee benefits	$4,017	$4,072	$(55)	-1.4%
Net occupancy	618	523	95	18.2
Furniture and equipment	670	675	(5)	(0.7)
Marketing	214	322	(108)	(33.5)
Third-party services	488	454	34	7.5
Telephone, postage and supplies	198	195	3	1.5
State taxes	273	243	30	12.3
FDIC insurance premiums	171	137	34	24.8
Other	674	657	17	2.6
Total	$7,323	$7,278	$45	0.6%

Quarter to Quarter Comparison

Total non-interest expense was $7,323,000 for the first quarter of 2021, an increase of $45,000, or 0.6%, compared to the first quarter of 2020.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense decreased $55,000, or 1.4%, to $4,017,000 when comparing the two quarters. Salary expense and related payroll taxes decreased $3,000 to $3,428,000 during the first quarter of 2021 compared to the same period in 2020 due increased loan origination deferred costs of $122,000. Medical and dental premiums, net of employee contributions decreased $77,000 to $281,000 when comparing the two quarters due to a decrease in medical claims. Bonus expense increased $74,000.

Net occupancy and furniture and equipment expenses combined increased $90,000, or 7.5%. This is due primarily to increased building repairs and maintenance expense. Marketing expense decreased $108,000, or 33.5%, to $214,000 for the quarter ended March 31, 2021 due to cancellation of events resulting from the COVID-19 pandemic.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $34,000 when comparing the two periods, due primarily to decreases in fees paid to outside vendors for support services. State taxes increased $30,000 due to an increase bank shares tax expense. FDIC insurance premiums increased $34,000 due to capital and asset growth.

Other non-interest expense increased $17,000, or 2.6%, primarily due to Checkcard expense.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2021, QNB’s net deferred federal tax asset was $1,457,000 and a net deferred state tax liability of $110,000. The primary components of deferred taxes are deferred tax assets of which $2,334,000 relates to the allowance for loan losses. As of December 31, 2020, QNB’s net deferred tax asset was $66,000. The increase in the balance of net deferred tax assets when comparing March 31, 2021 to December 31, 2020 is due to the decrease in unrealized gains on available for sale securities at March 31, 2021 compared to December 31, 2020, contributing to $1,682,000 of the increase. This increase was partially offset by the deferred tax on unrealized gains at March 31, 2021 compared to gains at December 31, 2020 on equity securities, resulting in a decrease of $316,000.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Applicable income tax expense was $1,273,000 for the quarter ended March 31, 2021, compared to a benefit of $406,000 for the same period in 2020. The effective tax rate for first quarter 2021 was 20.1%, compared with 218.3% for the same period in 2020. The decrease in the effective tax rate for the quarter ended March 31, 2021 is due to the state income tax benefit at the parent company related to the unrealized losses on the equities portfolio and to the proportion of tax-exempt net interest income to income before taxes.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Rate competition for quality loans is anticipated to continue through 2021. It is also anticipated that the rate competition for attracting and retaining deposits may continue in 2021, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2021 were $1,570,519,000 compared with $1,440,229,000 at December 31, 2020. Cash and cash equivalents increased $69,402,000 from $39,331,000 at December 31, 2020 to $108,733,000 at March 31, 2021, due primarily to increases in deposits during the three months ended March 31, 2021.

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

Loans receivable grew $25,603,000, or 2.8%, with commercial loans increasing $20,445,000, or 2.7%, to $790,255,000 at March 31, 2021, compared with $769,810,000 at year-end 2020.  Retail loan balances increased $5,545,000 comparing March 31, 2021 to December 31, 2020. Under the CARES Act, QNB continues to provide solutions to customers experiencing financial hardship caused by the COVID-19 Pandemic. As of March 31, 2021, QNB had modifications to approximately 3.3% of the commercial portfolio, with an outstanding balance of $26,277,000, and modifications to approximately 1.6% of the retail portfolio, with an outstanding balance of $2,453,000, related to the COVID-19 Pandemic. At March 31, 2021, QNB had 546 PPP loans totaling $75,887,000 reported in commercial and industrial loans.   In 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation. Of this first round of funding, 365 loans have been forgiven in full and $37,293,000 in balances have been forgiven.  The Bank originated 251 PPP loans, or $30,706,000, during the second round of funding which started in January 2021.  Second-draw customers made up 205 of these loans, or $28,700,000 and first-draw customers made of the remaining 46 loans, or $2,006,000. Excluding PPP loans net of deferred fees, loans receivable at March 31, 2021 would have increased $22,926,000, or 2.7%, since year-end 2020.

Deposits grew $113,549,000, or 9.2%, from December 31, 2020 to March 31, 2021. Non-interest-bearing demand deposits increased $49,273,000, or 24.1%, with balances of $253,857,000 at March 31, 2021 compared with $204,584,000 at year-end 2020. Interest-bearing demand balances, excluding municipal deposits, increased $18,790,000, or 6.7%, to $297,953,000, with increases in all personal checking products and in the business checking product. The $47,397,000 increase in savings and $16,436,000 increase in money markets was partially offset by the decline in time deposits as balances were moved to more liquid accounts. Total time deposits declined $15,092,000 from December 31, 2020 to March 31, 2021. Municipal deposit balances decreased $3,255,000, or 2.8%, to $112,946,000. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Short-term borrowings increased 10.4%, from $58,838,000 at December 31, 2020 to $64,947,000 at March 31, 2021. Commercial sweep accounts increased $6,109,000, as these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. There were no overnight borrowings from FHLB at March 31, 2021 or December 31, 2020. In 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2021, the Bank had a maximum borrowing capacity with the FHLB of approximately $295,895,000, which is net of the $10,000,000 in long-term borrowings and a $350,000 letter of credit. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $101,000,000. At March 31, 2021 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $101,172,000 since December 31, 2020, totaling $595,568,000 at March 31, 2021. Growth in deposits since year-end 2020 has been used to fund loans, excess cash was invested in debt securities, primarily amortizing securities, and to cover operating expenses. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $233,868,000 and $220,934,000 of available-for-sale debt securities at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2021 was $131,996,000, or 8.40% of total assets, compared with shareholders' equity of $134,445,000, or 9.33% of total assets, at December 31, 2020. Shareholders’ equity at March 31, 2021 included a negative adjustment of $678,000 compared to a positive adjustment of $5,649,000 at December 31, 2020, related to unrealized holding losses and gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.44% and 8.98% at March 31, 2021 and December 31, 2020, respectively.

Average shareholders' equity and average total assets were $130,473,000 and $1,466,520,000 for the three months ended March 31, 2021, an increase of 7.2% and 20.1%, respectively, from the averages for the three months ended March 31, 2020. The ratio of average total equity to average total assets was 8.90% for the three months ended March 31, 2021 compared to 9.96% for the same period in 2020.

Retained earnings at March 31, 2021 were impacted by three months of net income totaling $5,050,000 offset by dividends declared and paid of $1,243,000 for the three-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $207,000 to capital during the three months ended March 31, 2021.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2021, 70,683 shares have been repurchased since the initial authorization at an average price of $19.79 and a total cost of $1,399,000.

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

The required minimum Common equity Tier 1 capital to risk-weighted assets ratio is 4.5%, the required minimum ratio of Tier 1 capital to risk-weighted assets is 6.0%, the required minimum ratio of Total Capital to risk-weighted assets is 8.0%, and the required minimum Tier 1 leverage ratio is 4.0%.  A capital conservation buffer of 2.5% of risk-weighted assets also applies to avoid limitations on certain capital distributions.

The following table sets forth consolidated information for QNB:

	March 31,	December 31,
Capital Analysis	2021	2020
Regulatory Capital
Shareholders' equity	$131,996	$134,445
Net unrealized securities losses, net of tax	678	(5,649)
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	132,666	128,788

Tier I capital	132,666	128,788
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	11,206	10,917
Total regulatory capital	$143,872	$139,705
Risk-weighted assets	$1,032,611	$1,001,561
Quarterly average assets for leverage capital purposes	$1,466,512	$1,419,404

	March 31,	December 31,
Capital Ratios	2021	2020
Common equity tier I capital / risk-weighted assets	12.85%	12.86%
Tier I capital / risk-weighted assets	12.85	12.86
Total regulatory capital / risk-weighted assets	13.93	13.95
Tier I capital / average assets (leverage ratio)	9.05	9.07

At March 31, 2021, common equity Tier I, Tier I capital, and total regulatory capital ratios were fairly level with December 31, 2020. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2021.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2021 is liability sensitive. Management expects that market interest rates will remain level over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2021 and 2020 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2021	2020
+300	-2.30%	-0.37%
+200	-0.52%	0.58%
+100	0.26%	1.05%
-100	-5.85%	-5.06%

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

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2021, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

March 31, 2021

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB repurchased 8,700 shares of its common stock during the quarter ended March 31, 2021. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2021 through January 31, 2021	3,000	$32.46	3,000	35,017
February 1, 2021 through February 28, 2021	4,000	32.78	4,000	31,017
March 1, 2021 through March 31, 2021	1,700	34.10	1,700	29,317
Total	8,700	$32.93	8,700	29,317

(1)	Transactions are reported as of trade dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: May 7, 2021	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 7, 2021	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: May 7, 2021	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank