Form 10-Q
period 2021-06-30
QNB CORP
filed 2021-08-09
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common Stock, par value $0.625	3,555,546

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED June 30, 2021

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$13,526	$13,422
Interest-bearing deposits in banks	43,095	25,909
Total cash and cash equivalents	56,621	39,331
Investments:
Available-for-sale (amortized cost $546,852 and $428,495)	549,385	435,646
Equity securities (cost of $13,705 and $12,784)	15,445	12,849
Restricted investment in stocks	1,142	1,041
Loans held-for-sale	5,018	6,570
Loans receivable	920,923	920,042
Allowance for loan losses	(11,202)	(10,826)
Net loans	909,721	909,216
Bank-owned life insurance	11,331	11,791
Premises and equipment, net	17,292	15,404
Accrued interest receivable	4,208	4,825
Net deferred tax assets	500	66
Other assets	4,690	3,490
Total assets	$1,575,353	$1,440,229

Liabilities
Deposits
Demand, non-interest bearing	$235,548	$204,584
Interest-bearing demand	422,024	395,364
Money market	122,466	96,811
Savings	387,234	334,223
Time less than $100	98,719	107,582
Time $100 through $250	51,018	59,984
Time greater than $250	26,724	29,519
Total deposits	1,343,733	1,228,067
Short-term borrowings	75,021	58,838
Long-term debt	10,000	10,000
Accrued interest payable	240	350
Other liabilities	9,019	8,529
Total liabilities	1,438,013	1,305,784

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,746,606 shares and 3,725,202
shares issued; 3,559,546 and 3,556,533 shares outstanding	2,342	2,328
Surplus	23,162	22,430
Retained earnings	113,074	106,644
Accumulated other comprehensive gain, net of tax	2,001	5,649
Treasury stock, at cost; 187,060 and 168,669 shares	(3,239)	(2,606)
Total shareholders' equity	137,340	134,445
Total liabilities and shareholders' equity	$1,575,353	$1,440,229

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data - unaudited)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$9,436	$8,958	$19,447	$18,334
Interest and dividends on available-for-sale & equity securities:
Taxable	1,482	1,404	2,796	2,969
Tax-exempt	434	348	820	698
Interest on interest-bearing balances and other interest income	28	30	48	70
Total interest income	11,380	10,740	23,111	22,071
Interest expense
Interest on deposits
Interest-bearing demand	261	245	499	825
Money market	93	95	175	242
Savings	287	277	577	645
Time less than $100	231	409	510	872
Time of $100 through $250	111	253	256	582
Time greater than $250	67	138	153	310
Interest on short-term borrowings	73	50	128	142
Interest on long-term debt	39	39	78	56
Total interest expense	1,162	1,506	2,376	3,674
Net interest income	10,218	9,234	20,735	18,397
Provision for loan losses	183	250	458	750
Net interest income after provision for loan losses	10,035	8,984	20,277	17,647
Non-interest income
Net gain on sales and calls of available-for-sale and equity securities	294	169	636	169
Unrealized gain (loss) on investment equity securities	579	1,166	1,675	(1,774)
Fees for services to customers	296	242	595	653
ATM and debit card	709	516	1,302	1,004
Retail brokerage and advisory	193	169	360	282
Bank-owned life insurance	73	69	336	137
Merchant	119	97	223	188
Net gain on sale of loans	120	365	472	446
Other	151	24	339	141
Total non-interest income	2,534	2,817	5,938	1,246
Non-interest expense
Salaries and employee benefits	4,342	3,985	8,359	8,057
Net occupancy	535	524	1,153	1,047
Furniture and equipment	670	656	1,340	1,331
Marketing	261	155	475	477
Third party services	594	503	1,082	957
Telephone, postage and supplies	176	194	374	389
State taxes	227	159	500	402
FDIC insurance premiums	211	142	382	279
Other	733	551	1,407	1,208
Total non-interest expense	7,749	6,869	15,072	14,147
Income before income taxes	4,820	4,932	11,143	4,746
Provision for income taxes	951	998	2,224	592
Net income	$3,869	$3,934	$8,919	$4,154
Earnings per share - basic	$1.09	$1.11	$2.51	$1.18
Earnings per share - diluted	$1.09	$1.11	$2.51	$1.18
Cash dividends per share	$0.35	$0.34	$0.70	$0.68
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2021			2020
For the Three Months Ended June 30,	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$4,820	$951	$3,869	$4,932	$998	$3,934
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	3,393	712	2,681	1,103	231	872
Reclassification adjustment for gains included in net income	(2)	—	(2)	(1)	—	(1)
Other comprehensive income	3,391	712	2,679	1,102	231	871
Total comprehensive income	$8,211	$1,663	$6,548	$6,034	$1,229	$4,805

For the Six Months Ended June 30,	2021			2020
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,143	$2,224	$8,919	$4,746	$592	$4,154
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(4,613)	(969)	(3,644)	6,915	1,452	5,463
Reclassification adjustment for gains included in net income	(5)	(1)	(4)	(1)	—	(1)
Other comprehensive (loss) income	(4,618)	(970)	(3,648)	6,914	1,452	5,462
Total comprehensive income	$6,525	$1,254	$5,271	$11,660	$2,044	$9,616

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2021 and 2020

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, April 1, 2021	3,559,169	$2,335	$22,781	$110,451	$(678)	$(2,893)	$131,996
Net income		—	—	3,869	—	—	3,869
Other comprehensive loss, net of tax		—	—	—	2,679	—	2,679
Cash dividends declared ($0.35 per share)		—	—	(1,246)	—	—	(1,246)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,824	4	210	—	—	—	214
Stock issued for employee stock purchase plan	2,744	2	73	—	—	—	75
Stock issued for options exercised	1,500	1	55	—	—	—	56
Stock-based compensation expense		—	43	—	—	—	43
Treasury stock purchase	(9,691)	—	—	—	—	(346)	(346)
Balance, June 30, 2021	3,559,546	$2,342	$23,162	$113,074	$2,001	$(3,239)	$137,340

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, April 1, 2020	3,530,670	$2,309	$21,537	$98,395	$4,848	$(2,476)	$124,613
Net income		—	—	3,934	—	—	3,934
Other comprehensive income, net of tax		—	—	—	871	—	871
Cash dividends declared ($0.34 per share)		—	—	(1,202)	—	—	(1,202)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,668	6	234	—	—	—	240
Stock issued for employee stock purchase plan	2,923	2	73	—	—	—	75
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	32	—	—	—	32
Balance, June 30, 2020	3,542,261	$2,317	$21,876	$101,127	$5,719	$(2,476)	$128,563

For the Six Months Ended June 30, 2021 and 2020

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445
Net income		—	—	8,919	—	—	8,919
Other comprehensive loss, net of tax		—	—	—	(3,648)	—	(3,648)
Cash dividends declared ($0.70 per share)		—	—	(2,489)	—	—	(2,489)
Stock issued in connection with dividend reinvestment and stock purchase plan	12,143	8	413	—	—	—	421
Stock issued for employee stock purchase plan	2,744	2	73	—	—	—	75
Stock issued for options exercised	6,517	4	183	—	—	—	187
Stock-based compensation expense		—	63	—	—	—	63
Treasury stock purchase	(18,391)	—	—	—	—	(633)	(633)
Balance, June 30, 2021	3,559,546	$2,342	$23,162	$113,074	$2,001	$(3,239)	$137,340

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2020	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	4,154	—	—	4,154
Other comprehensive income, net of tax		—	—	—	5,462	—	5,462
Cash dividends declared ($0.68 per share)		—	—	(2,399)	—	—	(2,399)
Stock issued in connection with dividend reinvestment and stock purchase plan	16,450	10	450	—	—	—	460
Stock issued for employee stock purchase plan	2,923	2	73	—	—	—	75
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		—	57	—	—	—	57
Balance, June 30, 2020	3,542,261	$2,317	$21,876	$101,127	$5,719	$(2,476)	$128,563

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Six Months Ended June 30,	2021	2020
Operating Activities
Net income	$8,919	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	919	999
Provision for loan losses	458	750
Net gain on calls and sales of debt and equity securities	(636)	(169)
Net unrealized (gain) loss on equity securities	(1,675)	1,774
Net gain on sale of loans	(472)	(446)
Proceeds from sales of residential mortgages held-for-sale	13,124	10,193
Origination of residential mortgages held-for-sale	(10,597)	(12,449)
Increase in cash surrender value of bank-owned life insurance	(336)	(137)
Stock-based compensation expense	63	57
Deferred income tax provision (benefit)	536	(511)
Net (decrease) increase in income taxes payable	(139)	392
Net increase (decrease) in accrued interest receivable	617	(904)
Amortization of mortgage servicing rights and change in valuation allowance	63	112
Net amortization of premiums and discounts on investment securities	1,527	959
Net decrease in accrued interest payable	(110)	(458)
Operating lease payments	(324)	(324)
Increase in other assets	(1,127)	(645)
Decrease in other liabilities	(38)	(1,408)
Net cash provided by operating activities	10,772	1,939
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	58,198	95,070
Proceeds from the sale of investments available-for-sale	—	6,931
Proceeds from the sale of equity securities	2,412	1,428
Purchases of investments available-for-sale	(176,992)	(148,081)
Purchases of equity securities	(2,702)	(4,614)
Proceeds from redemption of investment in restricted stock	—	1,495
Purchases of restricted stock	(101)	(1,463)
Net increase in loans	(1,466)	(58,177)
Net purchases of premises and equipment	(3,038)	(345)
Redemption of Bank Owned Life Insurance investment	797	—
Net cash used in investing activities	(122,892)	(107,756)
Financing Activities
Net increase in non-interest bearing deposits	30,964	63,311
Net increase in interest-bearing deposits	84,702	82,017
Net increase in short-term borrowings	16,183	1,481
Increase in long-term debt	—	10,000
Cash dividends paid, net of reinvestment	(2,187)	(2,109)
Purchase of treasury shares	(633)	—
Proceeds from issuance of common stock	381	282
Net cash provided by financing activities	129,410	154,982
Increase in cash and cash equivalents	17,290	49,165
Cash and cash equivalents at beginning of year	39,331	17,608
Cash and cash equivalents at end of period	$56,621	$66,773
Supplemental Cash Flow Disclosures
Interest paid	$2,486	$4,132
Net income taxes paid	1,826	712
Non-cash transactions:
Unsettled trades to purchase securities	(1,085)	(1,873)
Right-of-use assets obtained in exchange for new operating lease liabilities	698	1,086
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2020 Annual Report incorporated in the Form 10-K. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Recent COVID-19 Developments

Currently all QNB office lobbies are opened with their normal operating hours and banking by appointment service remains available. Drive-ups are also operating under normal hours.  QNB continues to follow any state mandates. Employees with remote access are encouraged to work from home.  QNB has not incurred any significant disruptions to its business continuity.

Under the Economic Aid Act, the SBA and Department of the Treasury reopened the Paycheck Protection Program (“PPP”) to certain borrowers on January 11, 2021 and released the applications for first- and second-draw loans.  QNB originated 315 new PPP loans for a total of $35,021,000 during the six months ended June 30, 2021.  Second-draw customers made up 244 of these loans, or $32,240,000 and first-draw customers made up the remaining 71 loans, or $2,781,000.  Additionally, 526 PPP loans, or $62,085,000, were forgiven during the six months ended June 30, 2021.  QNB closed a total of 975 PPP loans totaling $117,496,000 of which 449 loans, totaling $54,627,000, were outstanding at June 30, 2021.   QNB received origination fees from the SBA ranging from a flat fee of $2,500 per loan to one to five basis points of the loan origination balance which are recognized in interest income as a yield adjustment over the term of the loan.   Funds were primarily being transferred into the borrowers’ deposit  accounts, and disbursement on these PPP loan proceeds are being funded by cash held at the Federal Reserve and proceeds from calls and payments of investment securities.  QNB had ample resources to cover disbursements through deposit growth and short-term Federal Home Loan Bank (“FHLB”) advances; therefore, participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) was not necessary.

On March 30, 2021, the president signed into law the PPP Extension Act of 2021 (the “Act”), which extended the PPP application deadline from March 31, 2021 to May 31, 2021.  The PPP authorization was also extended through June 30, 2021 to provide the Small Business Administration additional time to process applications received by the application deadline.

Upon requests from customers, QNB has provided payment relief to those affected by the COVID-19 Pandemic.  QNB has: offered an interest only payment option, granted in 90 day increments; has provided payment deferment for mortgage and consumer loans with no late fee during the deferment period; has granted foreclosure and motor vehicle repossession reprieve; and will not adversely impact credit reporting for customers who were granted relief on mortgage or consumer loans.  None of these modifications are considered troubled-debt restructurings as the customers were not experiencing financial difficulty prior to the COVID-19 Pandemic.  Interest continues to be accrued on all COVID-19 modifications during the deferment period. QNB modified a total 276 commercial loans, or $187,936,000, and 49 retail loans, or $9,108,000, during 2020 and 2021 due to COVID-19.  As of June 30, 2021, QNB had no remaining modifications on the commercial portfolio. As of June 30, 2021, QNB had modifications to two retail portfolio loans with an aggregate outstanding balance of $232,000; both loans had extended the initial deferment period.  We will continue work with our borrowers during this difficult time.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“CECL”). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

To that end, the new guidance:

•

Eliminates the probable initial recognition threshold in current accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets

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

On October 16, 2019, FASB adopted its August 15, 2019 proposal to delay the effective dates for certain smaller reporting companies for the implementation CECL. For public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, except for smaller reporting companies, whose effective date is effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2022. QNB continues to evaluate the impact of this new standard on its consolidated financial statements and currently does not anticipates a material change to its allowance for loan losses upon the eventual implementation of CECL.

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

Stock-based compensation expense was $43,000 and $32,000 for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense was $63,000 and $57,000 for the six months ended June 30, 2021 and 2020, respectively.  As of

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021, there was approximately $123,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 26 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of June 30, 2021, there were 148,200 options granted, 12,300 options forfeited, 20,825 options exercised, and 119,400 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Six Months Ended June 30,	2021	2020
Risk free interest rate	0.20%	1.52%
Dividend yield	4.17%	3.60%
Volatility	21.14%	13.46%
Expected life (years)	4.88	4.03

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the six months ended June 30, 2021 and 2020 was $3.08 and $2.42, respectively.

Stock option activity during the six months ended June 30, 2021 and 2020 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	116,550	$37.42
Granted	25,000	32.50
Exercised	(19,025)	30.97
Forfeited	(3,125)	30.40
Outstanding at June 30, 2021	119,400	$37.60	2.17	$-
Exercisable at June 30, 2021	45,475	$4.73	0.65	$-

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	103,350	$36.96
Granted	25,000	36.50
Exercised	(9,550)	29.39
Forfeited	—	—
Outstanding at June 30, 2020	118,800	$37.47	2.71	$-
Exercisable at June 30, 2020	44,600	$34.27	1.17	$-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share - net income	$3,869	$3,934	$8,919	$4,154
Denominator for basic earnings per share - weighted average shares outstanding	3,556,550	3,532,079	3,555,804	3,527,373
Effect of dilutive securities - employee stock options	693	—	—	1,018
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,557,243	3,532,079	3,555,804	3,528,391
Earnings per share - basic	$1.09	$1.11	$2.51	$1.18
Earnings per share - diluted	1.09	1.11	2.51	1.18

There were 94,400 and 118,000  stock options that were anti-dilutive for the three-month periods ended June 30, 2021 and 2020, respectively. There were 119,400 and 98,150  stock options that were anti-dilutive for the six-month periods ended June 30, 2021 and 2020, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased the amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 29, 2021 up to 200,000 shares of its common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 18,391 and no shares repurchased during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, 80,374 shares were repurchased under this authorization at an average price of $21.72 and a total cost of approximately $1,745,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Unrealized net holding gains on available-for-sale securities	$2,533	$7,151
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other income	2,533	7,151
Tax effect	(532)	(1,502)
Accumulated other comprehensive income, net of tax	$2,001	$5,649

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2021	2020	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$2	$1	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	2	1
Tax effect	—	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive income, net of tax	$2	$1	Net of tax

For the Six Months Ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income (loss)	2021	2020	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$5	$1	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	5	1
Tax effect	(1)	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive income , net of tax	$4	$1	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2021 and December 31, 2020 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
June 30, 2021	value	gains	losses	cost
U.S. Government agency	$68,879	$15	$(1,084)	$69,948
State and municipal	116,657	1,939	(688)	115,406
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	265,793	2,204	(1,055)	264,644
Collateralized mortgage obligations (CMOs)	90,147	1,254	(235)	89,128
Pooled trust preferred	72	—	(12)	84
Corporate debt	7,837	195	—	7,642
Total investment debt securities available-for-sale	$549,385	$5,607	$(3,074)	$546,852

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2020	value	gains	losses	cost
U.S. Government agency	$69,776	$26	$(246)	$69,996
State and municipal	87,812	2,350	(45)	85,507
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	175,847	3,328	(24)	172,543
Collateralized mortgage obligations (CMOs)	94,948	1,751	(5)	93,202
Pooled trust preferred	70	—	(14)	84
Corporate debt	7,193	59	(29)	7,163
Total investment debt securities available-for-sale	$435,646	$7,514	$(363)	$428,495

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2021 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

June 30, 2021	Fair value	Amortized cost
Due in one year or less	$6,391	$6,343
Due after one year through five years	328,734	326,189
Due after five years through ten years	121,665	122,199
Due after ten years	92,595	92,121
Total investment debt securities available-for-sale	$549,385	$546,852

There were no investment sales for the three or six months ended June 30, 2021.  Proceeds from sales of investment securities available-for-sale were approximately  $956,000 for the three months ended June 30, 2020.  Proceeds from sales of investment securities available-for-sale were approximately  $6,931,000 for the six months ended June 30, 2020.

At June 30, 2021 and December 31, 2020, investment securities available-for-sale totaling approximately $258,917,000 and $220,934,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

The following table presents information related to the Company’s gains and losses on the sales and calls of securities available-for-sale, and losses recognized for the other-than-temporary impairment (“OTTI”) of these investments. Gains and losses on available-for-sale  securities are computed on the specific identification method and included in non-interest income. Gross realized losses on debt securities are net of other-than-temporary impairment charges:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Gross realized gains	$2	$1	$5	$6
Gross realized losses	—	—	—	(5)
Other-than-temporary impairment	—	—	—	—
Total net gains (losses) on AFS securities	$2	$1	$5	$1

The tax expense applicable to the net realized gains for both of the three-month periods ended June 30, 2021 and 2020 was $0.  The tax expense applicable to the net realized gains for the six-month periods ended June 30, 2021 and 2020 was $1,000 and $0, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three or six months ended June 30, 2021 and 2020, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	securities	value	losses	value	losses	value	losses
U.S. Government agency	32	$62,908	$(1,084)	$—	$—	$62,908	$(1,084)
State and municipal	70	44,351	(688)	—	—	$44,351	$(688)
U.S. Government agencies and sponsored enterprises (GSEs):						$—	$—
Mortgage-backed	37	121,209	(1,055)	—	—	$121,209	$(1,055)
Collateralized mortgage obligations (CMOs)	14	26,879	(235)	38	—	$26,917	$(235)
Pooled trust preferred	1	—	—	72	(12)	$72	$(12)
Corporate debt	—	—	—	—	—	$—	$—
Total	154	$255,347	$(3,062)	$110	$(12)	$255,457	$(3,074)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	securities	value	losses	value	losses	value	losses
U.S. Government agency	19	$37,754	$(246)	$—	$—	$37,754	$(246)
State and municipal	11	6,821	(45)	—	—	6,821	(45)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	4	8,626	(24)	—	—	8,626	(24)
Collateralized mortgage obligations (CMOs)	3	3,262	(5)	—	—	3,262	(5)
Pooled trust preferred	1	—	—	70	(14)	70	(14)
Corporate debt	1	2,971	(29)	—	—	2,971	(29)
Total	39	$59,434	$(349)	$70	$(14)	$59,504	$(363)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2021 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of June 30, 2021. This security has a total amortized cost of approximately $84,000 and a fair value of $72,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At June 30, 2021 and December 31, 2020, the Company had $15,445,000 and $12,849,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
Net gains (loss) recognized during the period on equity securities	$871	$1,334	$2,306	$(1,606)
Less: Net gains recognized during the period on equity securities sold during the period	292	168	631	168
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$579	$1,166	$1,675	$(1,774)

Tax expense applicable to the net gains recognized for the three months ended June 30, 2021 and 2020 was $252,000 and $386,000, repectively. Tax expense applicable to the net gains recognized for the six months ended June 30, 2021 was $666,000. Tax benefit applicable to the net losses recognized for the six months ended June 30, 2020 was $464,000. Proceeds from sales of investment equity securities were approximately $1,185,000 and $1,421,000 for the three months ended June 30, 2021 and 2020, respectively.  Proceeds from sales of investment equity securities were approximately $2,412,000 and $1,428,000 for the six months ended June 30, 2021 and 2020, respectively.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,130,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at June 30, 2021. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of June 30, 2021, there was no OTTI associated with these shares.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major classes of loans are as follows:

	June 30,	December 31,
	2021	2020
Commercial:
Commercial and industrial	$191,900	$227,431
Construction	49,411	57,594
Secured by commercial real estate	417,984	377,586
Secured by residential real estate	80,412	81,897
State and political subdivisions	24,085	25,302
Retail:
1-4 family residential mortgages	91,100	82,739
Home equity loans and lines	62,978	63,943
Consumer	4,945	5,364
Total loans	922,815	921,856
Net unearned (fees) costs	(1,892)	(1,814)
Loans receivable	$920,923	$920,042

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020 overdrafts were approximately $91,000 and $258,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2021, there was a concentration of loans to lessors of residential buildings and dwellings of 15.2% of total loans and to lessors of nonresidential buildings of 22.0% of total loans, compared with 14.9% and 19.6% of total loans, respectively, at December 31, 2020.  These concentrations were primarily within the commercial real estate categories.

QNB continues to provide solutions to customers experiencing financial hardship caused by the COVID-19 Pandemic.  As of June 30, 2021, QNB had no modifications to commercial portfolio and had modifications to approximately 0.1% of the June 30, 2021 retail portfolio,  related to the COVID-19 Pandemic. One loan was modified two times and totaled $228,000 with deferred interest and or principal payments of six months.   One loan was modified four times and totaled $4,000 with deferred interest and or principal payments between of 12 months.  The following table illustrates the modified loans by major loan class and total deferral by number of months.

June 30, 2021
Total Number of Months Deferred
	0-3 Months	4-6 Months	7-9 Months	10-12 Months	13+ Months	Total
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—	—
Secured by residential real estate	—	—	—	—	—	—
State and political subdivisions	—	—	—	—	—	—
Retail:						—
1-4 family residential mortgages	—	228	—	—	—	228
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	4		4
Total COVID-19 Modified Loans	$—	$228	$—	$4	$—	$232

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2021, QNB had 449 PPP loans totaling $54,627,000 reported in commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points of the originated loan amount which are recognized in interest income as a yield adjustment over the term of the loan.   At June 30, 2021 and December 31, 2020, net unearned (fees) costs included $1,669,000 and $1,909,000, respectively, in PPP loan origination fees net of costs.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2021 and December 31, 2020:

June 30, 2021	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$184,227	$55	$7,618	$—	$191,900
Construction	49,411	—	—	—	49,411
Secured by commercial real estate	401,540	2,889	13,555	—	417,984
Secured by residential real estate	79,052	—	1,360	—	80,412
State and political subdivisions	24,085	—	—	—	24,085
Total	$738,315	$2,944	$22,533	$—	$763,792

December 31, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$219,104	$77	$8,250	$—	$227,431
Construction	57,594	—	—	—	57,594
Secured by commercial real estate	361,393	3,914	12,279	—	377,586
Secured by residential real estate	80,233	—	1,664	—	81,897
State and political subdivisions	25,302	—	—	—	25,302
Total	$743,626	$3,991	$22,193	$—	$769,810

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2021 and December 31, 2020:

June 30, 2021	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$90,352	$748	$91,100
Home equity loans and lines	62,239	739	62,978
Consumer	4,845	100	4,945
Total	$157,436	$1,587	$159,023

December 31, 2020	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$82,103	$636	$82,739
Home equity loans and lines	63,191	752	63,943
Consumer	5,259	105	5,364
Total	$150,553	$1,493	$152,046

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2021 and December 31, 2020:

June 30, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,380	$8	$641	$3,029	$188,871	$191,900
Construction	—	—	—	—	49,411	49,411
Secured by commercial real estate	—	—	—	—	417,984	417,984
Secured by residential real estate	—	—	197	197	80,215	80,412
State and political subdivisions	—	—	—	—	24,085	24,085
Retail:
1-4 family residential mortgages	—	—	132	132	90,968	91,100
Home equity loans and lines	—	39	31	70	62,908	62,978
Consumer	50	24	—	74	4,871	4,945
Total	$2,430	$71	$1,001	$3,502	$919,313	$922,815

December 31, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,392	$31	$1,157	$3,580	$223,851	$227,431
Construction	—	—	—	—	57,594	57,594
Secured by commercial real estate	318	—	40	358	377,228	377,586
Secured by residential real estate	189	—	340	529	81,368	81,897
State and political subdivisions	—	—	—	—	25,302	25,302
Retail:
1-4 family residential mortgages	396	303	282	981	81,758	82,739
Home equity loans and lines	16	2	51	69	63,874	63,943
Consumer	178	5	—	183	5,181	5,364
Total	$3,489	$341	$1,870	$5,700	$916,156	$921,856

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2021 and December 31, 2020:

June 30, 2021	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,598
Construction	—	—
Secured by commercial real estate	—	2,404
Secured by residential real estate	—	596
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	748
Home equity loans and lines	—	739
Consumer	—	100
Total	$—	$8,185

December 31, 2020	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,367
Construction	—	—
Secured by commercial real estate	—	2,905
Secured by residential real estate	—	875
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	752
Consumer	—	105
Total	$—	$9,640

Activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020 are as follows:

For the Three Months Ended June 30, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,916	$(285)	$—	$13	$3,644
Construction	313	(16)	—	—	297
Secured by commercial real estate	4,094	145	—	—	4,239
Secured by residential real estate	825	383	(38)	2	1,172
State and political subdivisions	86	(2)	—	—	84
Retail:
1-4 family residential mortgages	610	(69)	—	—	541
Home equity loans and lines	368	3	(12)	2	361
Consumer	263	294	(65)	2	494
Unallocated	640	(270)	N/A	N/A	370
Total	$11,115	$183	$(115)	$19	$11,202

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended June 30, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,657	$(323)	$(72)	$8	$4,270
Construction	286	1	—	—	287
Secured by commercial real estate	3,286	125	—	12	3,423
Secured by residential real estate	608	108	—	5	721
State and political subdivisions	134	(14)	—	—	120
Retail:
1-4 family residential mortgages	660	(74)	—	—	586
Home equity loans and lines	333	(71)	—	4	266
Consumer	278	67	(102)	25	268
Unallocated	92	431	N/A	N/A	523
Total	$10,334	$250	$(174)	$54	$10,464

For the Six Months Ended June 30, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(432)	$—	$26	$3,644
Construction	346	(49)	—	—	297
Secured by commercial real estate	3,736	503	—	—	4,239
Secured by residential real estate	871	326	(38)	13	1,172
State and political subdivisions	89	(5)	—	—	84
Retail:					—
1-4 family residential mortgages	533	8	—	—	541
Home equity loans and lines	386	(17)	(12)	4	361
Consumer	265	304	(97)	22	494
Unallocated	550	(180)	N/A	N/A	370
Total	$10,826	$458	$(147)	$65	$11,202

For the Six Months Ended June 30, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$(364)	$(72)	$17	$4,270
Construction	590	(303)	—	—	287
Secured by commercial real estate	2,519	892	—	12	3,423
Secured by residential real estate	629	68	—	24	721
State and political subdivisions	115	5	—	—	120
Retail:
1-4 family residential mortgages	549	37	—	—	586
Home equity loans and lines	310	(49)	—	5	266
Consumer	230	197	(194)	35	268
Unallocated	256	267	N/A	N/A	523
Total	$9,887	$750	$(266)	$93	$10,464

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,330,000 and $4,469,000 as of June 30, 2021 and December 31, 2020, respectively. Non-performing TDRs totaled $753,000 and $843,000 as of June 30, 2021 and December 31, 2020, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	June 30, 2021		December 31, 2020
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$1,462	$—	$2,008	$—
TDRs with an allowance recorded	3,621	823	3,304	503
Total	$5,083	$823	$5,312	$503

There were no newly identified TDRs during the three or six months ended June 30, 2021.  As of June 30, 2021, QNB had $41,000 in commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings and $14,000 commitments at December 31, 2020. There were no charge-offs during the three or six months ended June 30, 2021 and 2020, resulting from loans previously modified as TDRs.

There were no loans modified as TDRs within 12 months prior to June 30, 2021 and 2020 for which there was a payment default (60 days or more past due) during the six months ended June 30, 2021 and 2020.

The Company has two loans secured by residential real estate for which foreclosure proceedings are in process at June 30, 2021. The total recorded investment is $178,000.

The following tables present the balance in the allowance for loan losses at June 30, 2021 and December 31, 2020 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2021	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,644	$2,207	$1,437	$191,900	$3,706	$188,194
Construction	297	—	297	49,411	—	49,411
Secured by commercial real estate	4,239	363	3,876	417,984	5,735	412,249
Secured by residential real estate	1,172	425	747	80,412	1,738	78,674
State and political subdivisions	84	—	84	24,085	—	24,085
Retail:
1-4 family residential mortgages	541	—	541	91,100	922	90,178
Home equity loans and lines	361	105	256	62,978	750	62,228
Consumer	494	7	487	4,945	57	4,888
Unallocated	370	N/A	N/A	N/A	N/A	N/A
Total	$11,202	$3,107	$7,725	$922,815	$12,908	$909,907

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Allowance for Loan Losses			Loans Receivable
December 31, 2020	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,050	$2,421	$1,629	$227,431	$4,503	$222,928
Construction	346	—	346	57,594	—	57,594
Secured by commercial real estate	3,736	432	3,304	377,586	6,323	371,263
Secured by residential real estate	871	73	798	81,897	2,051	79,846
State and political subdivisions	89	—	89	25,302	—	25,302
Retail:
1-4 family residential mortgages	533	—	533	82,739	813	81,926
Home equity loans and lines	386	117	269	63,943	765	63,178
Consumer	265	7	258	5,364	61	5,303
Unallocated	550	N/A	N/A	N/A	N/A	N/A
Total	$10,826	$3,050	$7,226	$921,856	$14,516	$907,340

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$124	$131		$647	$722
Construction	—	—		—	—
Secured by commercial real estate	2,510	2,867		3,018	3,671
Secured by residential real estate	844	918		1,417	1,608
Retail:
1-4 family residential mortgages	922	1,019		813	894
Home equity loans and lines	571	622		537	577
Consumer	—	—		—	—
Total	$4,971	$5,557		$6,432	$7,472

With an allowance recorded:
Commercial:
Commercial and industrial	$3,582	$5,277	$2,207	$3,856	$5,462	$2,421
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,225	3,364	363	3,305	3,418	432
Secured by residential real estate	894	999	425	634	642	73
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	179	194	105	228	239	117
Consumer	57	71	7	61	73	7
Total	$7,937	$9,905	$3,107	$8,084	$9,834	$3,050

Total:
Commercial:
Commercial and industrial	$3,706	$5,408	$2,207	$4,503	$6,184	$2,421
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,735	6,231	363	6,323	7,089	432
Secured by residential real estate	1,738	1,917	425	2,051	2,250	73
Retail:
1-4 family residential mortgages	922	1,019	—	813	894	—
Home equity loans and lines	750	816	105	765	816	117
Consumer	57	71	7	61	73	7
Total	$12,908	$15,462	$3,107	$14,516	$17,306	$3,050

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Six Months Ended June 30,	2021		2020
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$3,940	$2	$5,543	$3
Construction	—	—	—	—
Secured by commercial real estate	5,909	81	6,919	85
Secured by residential real estate	1,903	32	2,027	36
Retail:
1-4 family residential mortgages	899	3	862	6
Home equity loans and lines	750	—	628	—
Consumer	59	—	68	—
Total	$13,460	$118	$16,047	$130

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2021:

June 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Government agency securities	$—	$68,879	$—	$68,879
State and municipal securities	—	116,657	—	116,657
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	265,793	—	265,793
Collateralized mortgage obligations (CMOs)	—	90,147	—	90,147
Pooled trust preferred securities	—	—	72	72
Corporate debt securities	—	7,837	—	7,837
Total debt securities available-for-sale	—	549,313	72	549,385
Equity securities	15,445	—	—	15,445
Total recurring fair value measurements	$15,445	$549,313	$72	$564,830

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$4,830	$4,830
Mortgage servicing rights	—	—	119	119
Total nonrecurring fair value measurements	$—	$—	$4,949	$4,949
*Impairment

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three or six months ended June 30, 2021. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or six-month period ended June 30, 2021.

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
*Impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2021	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,513	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -20%
				Liquidation expenses	(3)	-10%
Impaired loans	317	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	119	Discounted cash flow		Remaining term		3 to 30 years
				Prepayment speeds		198% to 325%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2020	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,754	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -30%
				Liquidation expenses	(3)	-10%
Impaired loans	280	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-87.5% to -100%
Mortgage servicing rights	291	Discounted cash flow		Remaining term		2 to 30 years
				Prepayment speeds		243% to 320%
				Discount rate		12.0% to 13.0%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various Level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2021 and 2020:

	Fair value measurements using significant unobservable inputs (Level 3)
	2021	2020
Balance, January 1,	$70	$79
Payments received	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	2	(12)
Transfers in and/or out of Level 3	—	—
Balance, June 30,	$72	$67

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at June 30, 2021 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2021;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.88% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2021 and December 31, 2020:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2021	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$56,621	$56,621	$56,621	$—	$—
Investment securities:
Equities	15,445	15,445	15,445	—	—
Available-for-sale	549,385	549,385	—	549,313	72
Restricted investment in stocks	1,142	1,142	—	1,142	—

Loans held-for-sale	5,018	5,139	—	5,139	—
Net loans	909,721	914,744	—	—	914,744
Mortgage servicing rights	566	629	—	—	629
Accrued interest receivable	4,208	4,208	—	4,208	—

Financial liabilities
Deposits with no stated maturities	$1,167,272	$1,167,272	$1,167,272	$—	$—
Deposits with stated maturities	176,461	178,616	—	178,616	—
Short-term borrowings	75,021	75,021	75,021	—	—
Long-term debt	10,000	10,206	10,206	—	—
Accrued interest payable	240	240	—	240	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	56	—

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

A summary of the Company's financial instrument commitments is as follows:

	June 30,	December 31,
	2021	2020
Commitments to extend credit and unused lines of credit	$338,841	$296,537
Standby letters of credit	22,657	22,567
Total financial instrument commitments	$361,498	$319,104

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $20,017,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2021 and December 31, 2020 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases.  Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions.  During the six months ended June 30, 2021, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $698,000.

During the six months ended June 30, 2021, QNB purchased the underlying assets of one lease which had a right-of-use asset of $945,000 and an operating liability of $952,000.

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

Both the QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2021, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$146,624	13.84%	$84,751	8.00%	$105,939	10.00%
Bank	131,499	12.97	81,093	8.00	101,366	10.00

Tier I capital (to risk-weighted assets):
The Company	$135,331	12.77	63,563	6.00	63,563	6.00
Bank	120,206	11.86	60,820	6.00	81,093	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	135,331	12.77	47,672	4.50	N/A	N/A
Bank	120,206	11.86	45,615	4.50	65,888	6.50

Tier I capital (to average assets):
The Company	135,331	8.58	63,096	4.00	N/A	N/A
Bank	120,206	7.69	62,495	4.00	78,119	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$139,705	13.95%	$80,125	8.00%	$100,156	10.00%
Bank	126,687	13.15	77,047	8.00	96,308	10.00

Tier I capital (to risk-weighted assets):
The Company	128,788	12.86	60,094	6.00	60,094	6.00
Bank	115,770	12.02	57,785	6.00	77,047	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	128,788	12.86	45,070	4.50	N/A	N/A
Bank	115,770	12.02	43,339	4.50	62,600	6.50

Tier I capital (to average assets):
The Company	128,788	9.07	56,776	4.00	N/A	N/A
Bank	115,770	8.23	56,286	4.00	70,357	5.00

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the three or six months ended June 30, 2021 and 2020, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three or six months ended June 30, 2021 or 2020, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2021 of $3,869,000, or $1.09 per share on a diluted basis, compared to net income of $3,934,000, or $1.11 per share on a diluted basis, for the same period in 2020. For the six-month period ended June 30, 2021, QNB reported net income of $8,919,000, or $2.51 per share on a diluted basis, compared to net income of $4,154,000, or $1.18 per share on a diluted basis, for the same period in 2020. The Bank contributed $7,341,000 to net income for the six months ended June 30, 2021 compared to $5,336,000 for the same period 2020; and the holding company contributed $1,578,000 to net income for the six months ended June 30, 2021 compared to a net loss of $1,182,000 for the same period 2020.  The results at the holding company are due primarily to the change in the fair value of the equity portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.98% and 11.53%, respectively, for the quarter ended June 30, 2021 compared with 1.19% and 12.78%, respectively, for the quarter ended June 30, 2020. For the six months ended June 30, 2021, the annualized rate of return on average assets and average shareholders’ equity was 1.18% and 13.57%, respectively, compared with 0.66% and 6.81%, for the same period in 2020.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total assets as of June 30, 2021 were $1,575,353,000, compared with $1,440,229,000 at December 31, 2020. Loans receivable at June 30, 2021 were $920,923,000, compared with $920,042,000 at December 31, 2020, an increase of $881,000 with retail lending as the largest contributor to the growth. QNB participates in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  In 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation. Of this first round of funding, 506 loans have been forgiven in full and $59,981,000 in balances have been forgiven. The Bank originated 315 PPP loans, or $35,021,000 during the second round of funding which started in January 2021. Twenty loans have been forgiven in full and $2,104,000 in balances have been forgiven.  Excluding PPP loans net of deferred fees at June 30, 2021 and December 31, 2020, loans would have increased $19,018,000, or 2.2%, since year-end 2020.  Total deposits of $1,343,733,000 at June 30, 2021 increased $115,666,000, or 9.4%, compared with total deposits of $1,228,067,000 at December 31, 2020.  Most of the PPP loans proceeds were deposited to deposit accounts at the Bank.

Results for the three and six months ended June 30, 2021 include the following significant components:

•	Net interest income increased $984,000, or 10.7%, to $10,218,000 and $2.338,000, or 12.7%, to $20,735,000 for the three and six months ended June 30, 2021, respectively.
•	Net interest margin on a tax-equivalent basis decreased 21 basis points for the quarter and 17 basis points for year-to-date, to 2.74% and 2.89%, respectively.
•	QNB recorded $183,000 in provision for loan losses for the quarter and $458,000 for the six months ended June 30, 2021, compared with $250,000 and $750,000 for the same periods in 2020, respectively.
•

Non-interest income decreased $283,000, to $2,534,000 for the second quarter and increased $4,692,000 for the six months ended June 30, 2021 compared with the same periods in 2020.  Excluding realized and unrealized gains (losses) on equity securities, non-interest income increased $180,000, or 12.1%, to $1,663,000 for the quarter and $780,000, or 27.3%, to $3,632,000 for the six months ended June 30, 2021 compared with the same periods in 2020.

•	Non-interest expense increased $880,000, or 12.8%, to $7,749,000 for the quarter and $925,000, or 6.5%, to $15,072,000 for the six months ended June 30, 2021 compared to the same periods in 2020.
•

Total non-performing loans were $12,515,000, or 1.36% of loans receivable at June 30, 2021, compared to $14,109,000, or 1.53% of loans receivable at December 31, 2020. Loans on non-accrual status were $8,185,000 at June 30, 2021 compared with $9,640,000 at December 31, 2020. Net loan charge-offs for the six months ended June 30, 2021 were $82,000, compared with $173,000 in charge-offs for the same period in 2020.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total interest income	$11,380	$10,740	$23,111	$22,071
Total interest expense	1,162	1,506	2,376	3,674
Net interest income	10,218	9,234	20,735	18,397
Tax-equivalent adjustment	174	177	338	353
Net interest income (fully taxable-equivalent)	$10,392	$9,411	$21,073	$18,750

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Government agencies	$70,179	1.03%	$181	$47,378	1.50%	$177
State and municipal	107,664	2.50	672	62,348	3.23	504
Mortgage-backed and CMOs	321,682	1.25	1,008	227,516	1.77	1,007
Pooled trust preferred securities	84	2.50	—	85	3.17	1
Corporate debt securities	7,592	3.99	75	7,542	3.62	68
Equities	15,003	2.86	107	12,308	3.25	99
Total investment securities	522,204	1.57	2,043	357,177	2.08	1,856
Loans:
Commercial real estate	543,901	4.11	5,580	476,687	4.48	5,310
Residential real estate	96,748	3.45	835	74,134	3.85	715
Home equity loans	57,696	3.16	454	62,121	3.91	604
Commercial and industrial	216,327	4.32	2,333	211,822	3.76	1,979
Consumer loans	5,217	5.02	65	6,058	5.33	80
Tax-exempt loans	24,342	3.52	214	38,564	3.57	342
Total loans, net of unearned income*	944,231	4.03	9,481	869,386	4.18	9,030
Other earning assets	57,185	0.20	29	55,980	0.22	31
Total earning assets	1,523,620	3.04	11,553	1,282,543	3.42	10,917
Cash and due from banks	26,055			16,254
Allowance for loan losses	(11,162)			(10,393)
Other assets	38,904			37,575
Total assets	$1,577,417			$1,325,979
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$304,302	0.22%	167	$253,009	0.23%	146
Municipals	114,951	0.32	93	106,952	0.37	99
Money market	119,911	0.31	94	90,121	0.42	95
Savings	383,734	0.30	287	283,885	0.39	277
Time < $100	99,850	0.93	231	114,269	1.44	409
Time $100 through $250	52,284	0.85	111	64,587	1.58	253
Time > $250	27,295	0.97	66	32,560	1.70	138
Total interest-bearing deposits	1,102,327	0.38	1,049	945,383	0.60	1,417
Short-term borrowings	76,806	0.38	73	50,281	0.39	50
Long-term debt	10,000	1.55	39	10,000	1.57	39
Total interest-bearing liabilities	1,189,133	0.39	1,161	1,005,664	0.60	1,506
Non-interest-bearing deposits	243,171			187,352
Other liabilities	10,519			9,148
Shareholders' equity	134,594			123,815
Total liabilities and shareholders' equity	$1,577,417			$1,325,979
Net interest rate spread		2.65%			2.82%
Margin/net interest income		2.74%	$10,392		2.95%	$9,411

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Government agencies	$70,204	1.02%	$359	$51,770	1.69%	$438
State and municipal	100,732	2.54	1,280	58,396	3.32	971
Mortgage-backed and CMOs	292,472	1.28	1,865	222,268	1.92	2,132
Pooled trust preferred securities	84	2.51	1	85	3.66	2
Corporate debt securities	7,376	3.86	142	7,775	3.63	141
Equities	14,086	3.05	213	11,830	3.25	191
Total investment securities	484,954	1.59	3,860	352,124	2.20	3,875
Loans:
Commercial real estate	537,323	4.23	11,260	477,417	4.62	10,971
Residential real estate	92,650	3.51	1,610	71,996	3.90	1,405
Home equity loans	58,214	3.31	956	63,172	4.05	1,271
Commercial and industrial	222,298	4.67	5,147	188,496	4.24	3,979
Consumer loans	5,275	4.96	130	6,249	5.45	169
Tax-exempt loans	24,706	3.55	435	38,284	3.59	683
Total loans, net of unearned income*	940,466	4.19	19,538	845,614	4.39	18,478
Other earning assets	42,953	0.23	49	33,720	0.42	71
Total earning assets	1,468,373	3.22	23,447	1,231,458	3.66	22,424
Cash and due from banks	26,447			15,012
Allowance for loan losses	(11,049)			(10,172)
Other assets	38,480			37,429
Total assets	$1,522,251			$1,273,727
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$293,078	0.22%	315	$239,658	0.32%	377
Municipals	113,757	0.32	183	106,339	0.85	448
Money market	112,773	0.31	175	84,844	0.57	242
Savings	368,958	0.32	577	267,665	0.48	645
Time < $100	101,809	1.01	510	116,595	1.50	872
Time $100 through $250	53,875	0.96	256	69,679	1.68	582
Time > $250	28,339	1.09	152	35,510	1.76	310
Total interest-bearing deposits	1,072,589	0.41	2,168	920,290	0.76	3,476
Short-term borrowings	67,498	0.38	128	48,982	0.58	142
Long-term debt	10,000	1.56	78	7,115	1.57	56
Total interest-bearing liabilities	1,150,087	0.42	2,374	976,387	0.76	3,674
Non-interest-bearing deposits	229,806			164,875
Other liabilities	9,813			9,716
Shareholders' equity	132,545			122,749
Total liabilities and shareholders' equity	$1,522,251			$1,273,727
Net interest rate spread		2.80%			2.90%
Margin/net interest income		2.89%	$21,073		3.06%	$18,750

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and six months ended June 30, 2021 and 2020.

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2021 compared			June 30, 2021 compared
	to June 30, 2020			to June 30, 2020
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Government agencies	$4	$87	$(83)	$(79)	$392	$(471)
State and municipal	168	366	(198)	309	1,099	(790)
Mortgage-backed and CMOs	1	417	(416)	(267)	1,616	(1,883)
Pooled trust preferred securities	(1)	(1)	—	(1)	—	(1)
Corporate debt securities	7	—	7	1	(16)	17
Equities	8	22	(14)	22	36	(14)
Total Investment securities (AFS & Equity)	187	891	(704)	(15)	3,127	(3,142)
Loans:
Commercial real estate	270	766	(496)	289	1,342	(1,053)
Residential real estate	120	217	(97)	205	(1,235)	1,440
Home equity loans	(150)	(42)	(108)	(315)	(103)	(212)
Commercial and industrial	354	47	307	1,168	700	468
Consumer loans	(15)	(11)	(4)	(39)	(26)	(13)
Tax-exempt loans	(128)	(125)	(3)	(248)	(243)	(5)
Total Loans	451	852	(401)	1,060	435	625
Other earning assets	(2)	1	(3)	(22)	19	(41)
Total interest income	636	1,744	(1,108)	1,023	3,581	(2,558)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	21	30	(9)	(62)	83	(145)
Municipals	(6)	8	(14)	(265)	30	(295)
Money market	(1)	32	(33)	(67)	78	(145)
Savings	10	99	(89)	(68)	241	(309)
Time < $100	(178)	(51)	(127)	(362)	(113)	(249)
Time $100 through $250	(142)	(48)	(94)	(326)	(133)	(193)
Time > $250	(72)	(22)	(50)	(158)	(64)	(94)
Total interest-bearing deposits	(368)	48	(416)	(1,308)	122	(1,430)
Short-term borrowings	23	25	(2)	(14)	52	(66)
Long-term debt	—	-	—	22	22	—
Total interest expense	(345)	73	(418)	(1,300)	196	(1,496)
Net interest income	$981	$1,671	$(690)	$2,323	$3,385	$(1,062)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the second quarter of 2021 were $1,523,620,000, an increase of $241,077,000, or 18.8%, from the second quarter of 2020, with average loans increasing $74,845,000, or 8.6%, and average investment securities increasing $165,027,000, or 46.2%, over the same period in 2020. Excess cash from deposit growth was deployed to the securities portfolio, which earns a better yield than Fed Funds or deposits at the Federal Reserve Bank.  Average loans as a percent of average earning assets was 62.0% for the second quarter of 2021, compared with 67.8% for the second quarter of 2020. On the funding side, average deposits increased

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$212,763,000, or 18.8%, to $1,345,498,000 for the second quarter of 2021 primarily due to growth in non-interest-bearing and interest-bearing demand, money market and savings deposits. Customers continue to reinvest funds into more liquid accounts. Average short-term borrowed funds, which consisted entirely of average commercial repurchase agreements, increased $26,525,000 to $76,806,000 during the second quarter of 2021 compared to $50,281,000 for the same period in 2020.

The net interest margin for the second quarter of 2021 decreased 17 basis points to 2.74% from 2.95% for the same period in 2020. While competition for quality loans in our local market continues to exert pressure on the net interest margin, the decline in interest rates starting in March 2020 resulted in significantly lower bond yields and prepayments and calls of existing higher-yielding, seasoned investments.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $636,000, or 5.8%, to $11,553,000 for the second quarter of 2021; total interest expense decreased $345,000, or 22.9%, to $1,161,000. Decreases in rates on earning assets were offset by $527,000 of net deferred origination fees and costs recorded as income on forgiven PPP loans.   All categories of interest-bearing deposits experienced lower rates in the second quarter of 2021 compared to the second quarter of 2020.

The yield on earning assets on a tax-equivalent basis decreased 38 basis points from 3.42% for the second quarter of 2020, to 3.04% for the second quarter of 2021. The cost of interest-bearing liabilities was 0.39% for the second quarter ended June 30, 2021, compared with 0.60% for the same period in 2020.

Interest income on investment securities (available-for-sale and equity) increased $187,000 when comparing the quarters ended June 30, 2021 and 2020. The average yield on the investment portfolio was 1.57% for the second quarter of 2021 compared with 2.08% for the second quarter of 2020.

Income on U.S. Government agency securities increased $4,000 as the average balances increased $22,801,000 and the rate decreased 47 basis points.

Interest income on municipal securities, which are primarily tax-exempt, increased due to a $45,316,000 increase in average balances, partially offset by a 73 basis-point decrease in rates.  Proceeds from matured, called securities and proceeds from deposits were invested back into the U.S. Government agency, municipal and mortgage-backed securities portfolios. Typically, QNB purchases municipal bonds with 10-20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs increased $1,000 while average balances increased $94,166,000 and yield declined 52-basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $451,000 to $9,481,000 when comparing the second quarters of 2021 and 2020, with an 8.6% growth in average balances contributing an increase in interest income of $852,000. The yield on loans, at 4.03%, was 15 basis points lower than the second quarter of 2020, contributing to a $401,000 decrease in interest income.  Falling interest rates as well as competitive pressures compressed the yields on new loans being originated.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $270,000 when comparing the second quarters of 2021 and 2020, primarily due to increased average balances of $67,214,000, or 14.1%, offset in part by a 37-basis point decrease in rate from 4.48% in 2020 to 4.11% in 2021.

Income on commercial and industrial loans increased $354,000 when comparing the second quarters of 2021 and 2020. The average yield on these loans increased 56 basis points to 4.32% resulting in an increase in income of $307,000; average balances increased $4,505,000, to $216,327,000 for the second quarter of 2021 resulting in an $47,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate, which decreased a total of 150 basis points in March 2020.  Included in this category are the PPP loans which contributed $2,591,000 of the net volume increase.  The PPP loans yield one percent to the customer, however QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points.  The

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

accretion of SBA origination fees is accelerated upon forgiveness of the loan.  The yield on PPP loans was 5.68% for the second quarter of 2021 compared with 2.87% for the same period in 2020.

Tax-exempt loan income was $214,000 for the second quarter of 2021, a decrease of $128,000, or 37.4%, from the same period in 2020. Average balances decreased $14,222,000, or 36.9%, to $24,342,000 for the second quarter of 2021, resulting in a decrease of $125,000 in income. The yield on municipal loans decreased five basis points, to 3.52% for the second quarter of 2021, compared with the same period in 2020, resulting in a decrease of $3,000 in interest income.   The decrease in volume during 2021 was a result of municipal loans being refinanced as bonds.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by second lien 1-4 family increased $120,000 when comparing the second quarter of 2021 to the same period in 2020.  Average residential mortgage loan balances increased by $22,614,000, or 30.5%, to $96,748,000 for the second quarter of 2021 compared to the same period in 2020, which contributed a $217,000 increase in interest income. However, the average yield on the portfolio decreased 40 basis points to 3.45% for the second quarter of 2021, which resulted in a $97,000 decrease in interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage backed securities.  Average home equity loans decreased by $4,425,000, or 7.1%, to $57,696,000 and the average yield decreased 75 basis points to 3.16% resulting in a combined decrease in interest income of $150,000. The yield on the consumer portfolio decreased 31 basis points to 5.02% for the second quarter of 2021 and there was a $841,000 decrease in average balances resulting in a combined $15,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $345,000, when comparing the second quarter of 2021 to the same period in 2020.  The growth in average deposits continues to be centered in accounts with greater liquidity. Average non-interest-bearing demand accounts increased $55,819,000, or 29.8%, to $243,171,000 for the second quarter of 2021. Average interest-bearing demand accounts increased $51,293,000, or 20.3%, to $304,302,000 for the second quarter of 2021. Interest expense on interest-bearing demand accounts increased $21,000 to $167,000 for the same period, as the average rate paid decreased one basis points to 0.22% for the second quarter 2021. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.15% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2021, the average balance in this product was $97,863,000 and the related interest expense was $97,000 for an average yield of 0.40%. In comparison, the average balance of the QNB-Rewards accounts for the second quarter of 2020 was $75,705,000 and the related interest expense was $74,000 for an average yield of 0.39%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts decreased $1,000 to $93,000 for the second quarter of 2021. The average interest rate paid on municipal interest-bearing demand accounts decreased five basis points to 0.32% for the second quarter of 2021 and average balances increased $7,999,000, or 7.5%, to $114,951,000. Many of these accounts are indexed to the Federal funds rate with rate floors; therefore, the 150-basis point decrease in the Federal funds rate in March 2020 affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts increased $29,790,000, or 33.1%, to $119,911,000 for the second quarter of 2021 compared with the same period in 2020. Interest expense on money market accounts decreased $11,000 to $94,000, and the average interest rate paid on money market accounts decreased 11 basis points to 0.31% for the second quarter of 2021. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $10,000 when comparing the second quarter of 2021 to the second quarter of 2020. The average interest rate paid on savings accounts decreased nine basis points to 0.30% for the second quarter of 2021. When comparing these same periods, average savings accounts increased $99,849,000, or 35.2%, to $383,734,000 for the second quarter of 2021 primarily due to increases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2021 of $286,817,000 compared to $203,370,000 in the same period of 2020. The average yield paid on these accounts was 0.36% for the second quarter of 2021 and 0.49% for the same period in 2020. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $16,402,000 when comparing the second quarter of 2021 average to the same period in 2020.  Many of the Bank’s maturing time deposits throughout 2020 and into 2021 were deposited to these liquid interest-bearing accounts.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on time deposits totaled $408,000 for the second quarter of 2021 compared to $800,000 in 2020. Average total time deposits decreased $31,987,000 to $179,429,000 for the second quarter of 2021. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits decreased 61 basis points from 1.52% to 0.91% when comparing the second quarter of 2020 to the same period in 2021.

Approximately $103,358,000, or 59%, of time deposits at June 30, 2021 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.69%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings were comprised solely of sweep accounts structured as repurchase agreements with our commercial customers at June 30, 2021 and June 30, 2020. Interest expense on short-term borrowings increased $23,000 for the second quarter of 2021 to $73,000 when compared to the same period in 2020. When comparing these same periods, average balances increased $26,525,000 to $76,806,000.    During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a lower yield than short-term borrowings at that time.

Net Interest Income and Net Interest Margin – Six-Month Comparison

For the six-month period ending June 30, 2021, average earning assets increased $236,915,000, or 19.2%, to $1,468,373,000, with average loans increasing 11.2% and average investment securities increasing 37.7%. Average total deposits increased $217,230,000, or 20.0%, to $1,302,395,000 for the six-month period ended June 30, 2021 compared to the same period in 2020. The net interest margin on a tax-equivalent basis was 2.89% for the six-month period ended June 30, 2021, a 17-basis point decrease from the same period in 2020.

Total interest income on a tax-equivalent basis increased $1,023,000, or 4.6%, to $23,447,000 from $22,424,000, when comparing the six-month periods ended June 30, 2021 and June 30, 2020 due to an increase in volume. Interest income increased $3,581,000 as a result of volume and decreased $2,558,000 as a result of lower yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets decreased from 3.66% to 3.22% for the six-month periods with the yield on loans down 20 basis points to 4.19%. QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments decreased 61 basis points from 2.20% to 1.59% when comparing the six-month periods.

Total interest expense decreased $1,300,000 for the six-month period ended June 30, 2021 compared with the same period in 2020, attributable to a decrease in rates.   The average rate paid on interest bearing deposits decreased 35 basis points to 0.41% for the six-month period ended June 30, 2021 versus the same period in 2020. QNB funded growth in loans with net proceeds primarily from growth in deposits; QNB was therefore able to reduce its short-term cash needs resulting in decreased FHLB borrowings in the six months ended June 30, 2021 compared with the same period in 2020. The average balance of total short-term FHLB borrowings decreased $3,491,000 and the related interest decreased $34,000.  The remainder of the short-term borrowings comprise of sweep accounts structured as repurchase agreements with our commercial customers; these repo average balances increased $22,007,000, or 48.4%, and the average borrowing rate on the repos decreased ten basis points resulting in a net increase in interest expense of $20,000. Average long-term debt was $10,000,000 for the six months ended June 30, 2021, compared to $7,115,000 for the same period in 2020. The yield on interest-bearing liabilities decreased 34 basis points to 0.42% for the six months ended June 30, 2021.

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

Based on this analysis, QNB recorded $183,000 and $458,000 in provision for loan losses in the three and six months ended June 30, 2021, respectively, compared with $250,000 and $750,000 for the same periods in 2020. QNB's allowance for loan losses of $11,202,000 represents 1.22% of loans receivable at June 30, 2021 compared with an allowance for loan losses of $10,826,000, or 1.18% of loans receivable, at December 31, 2020, and $10,464,000, or 1.19% of loans receivable, at June 30, 2020. Management believes the allowance for loan losses at June 30, 2021 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.  Excluding PPP loans, the allowance level stated as a percent of loans receivable was 1.29% at June 30, 2021, 1.27% at December 31, 2020 was 1.31% at June 30, 2020.

Net charge-offs were $96,000 and $82,000 for the three and six months ended June 30, 2021 compared to net charge-offs of $120,000 and $173,000 for the same period in 2020. Charge-offs of approximately $147,000 during the six months ended June 30, 2021 consisted primarily of student loans of $72,000, home equity lines of $12,000, commercial loans secured by residential real estate of $38,000 and overdrafts of $15,000. These were offset by $65,000 in recoveries comprising $47,000 in repayments from borrowers of previously charged-off credits, and $18,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.04% and 0.02% for the three and six months ended June 30, 2021 compared with annualized net charge-offs as a percentage of average loans receivable of 0.06% and 0.04% for the same periods in 2020.

Non-performing assets were $12,515,000 at June 30, 2021 compared to $14,109,000 as of December 31, 2020 and $15,060,000 at June 30, 2020. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.36% of loans receivable at June 30, 2021 compared with 1.53% of loans receivable at December 31, 2020 and 1.71% of loans receivable at June 30, 2020.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At June 30, 2021, $4,841,000, or approximately 59% of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $22,533,000, an increase of $340,000, or 1.5%, from the $22,193,000 reported at December 31, 2020 and an increase of 8,265,000, or 57.9%, from the $14,268,000 reported at June 30, 2020. The increase in classified loans since June 2020 is due to the downgrade of four large commercial credits, partially offset by repayments on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at June 30, 2021, December 31, 2020, or June 30, 2020. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.38% of loans receivable at June 30, 2021 compared with 0.62% at December 31, 2020 and 0.33% at June 30, 2020.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,330,000 at June 30, 2021, compared with $4,469,000 at December 31, 2020, and $4,705,000 at June 30, 2020. There were no newly identified troubled debt restructurings during the three or six months ended June 30, 2021. QNB had no other real estate owned or repossessed assets at June 30, 2021, December 31, 2020, or June 30, 2020.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2021	2020	2020
Non-accrual loans	$8,185	$9,640	$10,355
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,330	4,469	4,705
Total non-performing loans	12,515	14,109	15,060
Total non-performing assets	$12,515	$14,109	$15,060

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$935,750	$868,461	$844,132
Total loans	920,923	920,042	873,620

Allowance for loan losses	11,202	10,826	10,464

Allowance for loan losses to:
Non-performing loans	89.51%	76.73%	69.48%
Total loans (excluding held-for-sale)	1.22%	1.18%	1.19%
Average total loans (excluding held-for-sale)	1.20%	1.25%	1.24%

Non-performing loans / total loans (excluding held-for-sale)	1.36%	1.53%	1.71%
Non-performing assets / total assets	0.79%	0.98%	1.08%

An analysis of net loan charge-offs for the three and six months ended June 30, 2021 compared to 2020 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net charge-offs	$96	$120	$82	$173

Net annualized charge-offs to:
Total loans	0.04%	0.05%	0.02%	0.04%
Average total loans excluding held-for-sale	0.04%	0.06%	0.02%	0.04%
Allowance for loan losses	3.44%	4.61%	1.48%	3.32%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At June 30, 2021 and December 31, 2020, the recorded investment in loans for which impairment has been identified totaled $12,908,000 and $14,516,000 of which $4,971,000 and $6,432,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,937,000 and $8,084,000 at June 30, 2021 and December 31, 2020, respectively, and the related allowance for loan losses associated with these loans was $3,107,000 and $3,050,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2021	2020	Amount	Percent	2021	2021	Amount	Percent
Net gain on sales of investment securities	$294	$169	$125	74.0%	$636	$169	$467	276.3%
Unrealized gain (loss) on investment equity securities	579	1,166	(587)	(50.3)	1,675	(1,774)	3,449	(194.4)
Fees for services to customers	296	242	54	22.3	595	653	(58)	(8.9)
ATM and debit card	709	516	193	37.4	1,302	1,004	298	29.7
Retail brokerage and advisory	193	169	24	14.2	360	282	78	27.7
Bank-owned life insurance	73	69	4	5.8	336	137	199	145.3
Merchant	119	97	22	22.7	223	188	35	18.6
Net gain on sale of loans	120	365	(245)	(67.1)	472	446	26	5.8
Other	151	24	127	N/M	339	141	198	140.4
Total	$2,534	$2,817	$(283)	-10.0%	$5,938	$1,246	$4,692	376.6%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2021 was $2,534,000, a decrease of $283,000, compared to $2,817,000 for the second quarter of 2020. Excluding net realized and unrealized gains (losses) on equity securities for both periods, total non-interest income was $1,663,000 and $1,483,000 for the quarters ended June 30, 2021 and 2020, respectively, an increase of $180,000 or 12.1%.

During the second quarter of 2021, unrealized gains on investment equity securities of $579,000 were recorded compared to $1,166,000 in the same period of 2020. The unrealized gains for the three months ended June 30, 2021 and 2020 resulted from the change in the fair value of the equities portfolio, the performance of which was consistent with the overall performance of the U.S. stock market for the periods. The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 3.05%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through June 30, 2021 is $2.34 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the following table.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,						For the Six Months Ended June 30,
	2015	2016	2017	2018	2019	2020	2021	2020

Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$392	$213	$191
Net gain (loss) on sales	691	758	1,557	(79)	1,781	585	631	168
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(47)	1,675	(1,774)
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	930	2,519	(1,415)
Tax expense (benefit)*	357	324	700	(33)	816	269	728	(409)
Net income	$523	$475	$1,026	$(82)	$2,009	$661	$1,791	$(1,006)

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.50	$(0.29)
Earnings per share - diluted	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.50	$(0.29)
Tax-equivalent yield*	3.35%	3.13%	3.49%	3.08%	3.31%	3.54%	3.05%	3.25%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for all 2017, 2018, 2019, 2020 and 2021 periods.
QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans decreased $245,000 when comparing the second quarter of 2021 to the second quarter of 2020. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $4,019,000 and $7,695,000 for the second quarters of 2021 and 2020, respectively.

Fees for services to customers increased $54,000 to $296,000 for the second quarter of 2021, due primarily to an increase in net overdraft income. ATM and debit card income increased $193,000 to $709,000 for the second quarter of 2021, compared to the same period in 2020, due primarily to debit card interchange fee income.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased for the second quarter of 2021 compared to the same period in 2020. Advisory fees increased $11,000 for the second quarter of 2021 compared with the same period in 2020, while transactional fees increased $13,000 when comparing second quarters of 2021 and 2020.

Merchant income increased by $22,000 to $119,000 for the second quarter of 2021, compared to the same period in 2020. Other non-interest income increased $127,000.   Mortgage servicing income increased $64,000 when comparing the two quarters primarily due to an increase in the fair value of servicing rights. There was an increase in title company income of $23,000 due to the increased volume of mortgage originations and an increase in letter of credit fees of $26,000.

Six-Month Comparison

Total non-interest income for the six-month periods ended June 30, 2021 and 2020 was $5,938,000 and $1,246,000, respectively, an increase of $4,692,000. Excluding realized and unrealized gain and losses on equity securities for both periods, total non-interest income was $3,632,000 and $2,852,000, respectively, an increase of $780,000, or 27.3%.

Net investment securities gains increased $469,000 to $636,000 for the six months ended June 30, 2021 compared to $169,000 for the comparable six months in 2020.  Market conditions in the equities market for the six months ended June 30, 2020 versus the same period in 2021 resulted in greater opportunities for profitable sales in 2021.  QNB recorded realized gains of $631,000 compared to gains of $168,000  on equity securities for the six months ended June 30, 2021 and 2020, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net gains on sales of loans increased to $26,000 from $446,000, when comparing the six months ended June 30, 2021 to the same period in 2020.  Proceeds from the sale of residential mortgages were $13,124,000 and $10,193,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

ATM and debit card and merchant income increased $298,000 and $35,000, respectively, for the first six months of 2021 compared to 2020, for reasons detailed in the quarterly comparison.

Retail brokerage and advisory fees increased $78,000, or 27.7%, to $360,000 for the six months ended June 30, 2021 compared to the same period in 2020; advisory fees increased $70,000 and transaction-based fees increased $8,000.

Bank-owned life insurance income includes a life insurance benefit claim of $193,000.  Other non-interest income decreased $198,000.  Mortgage servicing income increased $69,000 when comparing the two periods primarily due to an increase in the fair value of servicing rights. There was an increase in title company income of $61,000 due to the increased volume of mortgage originations and an increase in letter of credit fees of $50,000.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries and employee benefits	$4,342	$3,985	$357	9.0%	$8,359	$8,057	$302	3.7%
Net occupancy	535	524	11	2.1	1,153	1,047	106	10.1
Furniture and equipment	670	656	14	2.1	1,340	1,331	9	0.7
Marketing	261	155	106	68.4	475	477	(2)	(0.4)
Third-party services	594	503	91	18.1	1,082	957	125	13.1
Telephone, postage and supplies	176	194	(18)	(9.3)	374	389	(15)	(3.9)
State taxes	227	159	68	42.8	500	402	98	24.4
FDIC insurance premiums	211	142	69	48.6	382	279	103	36.9
Other	733	551	182	33.0	1,407	1,208	199	16.5
Total	$7,749	$6,869	$880	12.8%	$15,072	$14,147	$925	6.5%

Quarter to Quarter Comparison

Total non-interest expense was $7,749,000 for the second quarter of 2021, an increase of $880,000, or 12.8%, compared to the second quarter of 2020.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $357,000, or 9.0%, to $4,342,000 when comparing the two quarters. Salary expense and related payroll taxes increased $470,000 to $3,665,000 during the second quarter of 2021 compared to the same period in 2020 due to increased bonus accruals of $246,000 and  lower contra loan origination deferred costs of $127,000. Medical and dental premiums, net of employee contributions decreased $137,000 to $362,000 when comparing the two quarters due to a decrease in medical claims.

Net occupancy and furniture and equipment expenses combined increased $25,000, or 2.1%, when comparing the second quarters of 2021 and 2020. This is due primarily to increased building repairs and software maintenance expense. Marketing expense increased $106,000, or 68.4%, to $261,000 for the quarter ended June 30, 2021, due to resuming events in 2021 that had been cancelled in 2020 as a result of the COVID-19 Pandemic.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $91,000 when comparing the two periods, due primarily to decreases in fees paid to outside vendors for support services. State taxes increased $68,000 due to an increase in bank shares tax expense. FDIC insurance premiums increased $69,000 due to capital and asset growth.

Other non-interest expense increased $182,000, or 33.0%, primarily due to Checkcard expense and increased travel and entertainment resulting from events resuming in 2021 that were cancelled in 2020.

Six-Month Comparison

Total non-interest expense was $15,072,000 for the six-month period ended June 30, 2021, an increase of $925,000, or 6.5%, compared to the six months ended June 30, 2020.

Salaries and benefits expense increased $302,000 to $8,359,000 for the six months ended June 30, 2021 compared to the same period in 2020, for the same reasons described in the quarter comparison. Salary and related payroll tax expense increased $467,000, or 7.0%, during the period, to $7,093,000 while medical and dental premiums, net of employee contributions, decreased $214,000, to $643,000.

Net occupancy and furniture and equipment expense increased $115,000, or 4.8%, to $2,493,000, and third-party services increased $125,000, or 13.1%, to $1,082,000 for the six months ended June 30, 2021, for the same reasons described in the quarter comparison.

FDIC insurance premiums increased $105,000 and state taxes increased $98,000, due to the reasons described in the quarter comparison.

Other non-interest expense increased due to the reasons described above in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2021, QNB’s net deferred tax asset was $500,000. The primary components of deferred taxes are deferred tax assets of which $2,273,000 relates to the allowance for loan losses. As of December 31, 2020, QNB’s net deferred tax asset was $66,000 of which $2,273,000 was related to the allowance for loan losses. The increase in the balance of net deferred tax assets when comparing June 30, 2021 to December 31, 2020 is due to the increase in unrealized gains on equity securities at June 30, 2021 compared to December 31, 2020, contributing to $499,000 of the increase.

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

Applicable income tax expense was $951,000 for the quarter and $2,224,000 for the six months ended June 30, 2021, compared to $998,000 for the quarter and $592,000 for the six months ended June 30, 2020. The effective tax rate for second quarter and six-month period ended June 30, 2021 was 19.7% and 20.0%, respectively, compared with 20.2% and 12.5%, respectively, for the same period in 2020. The increase in the effective tax rate for the six months ended June 30, 2021 is due to the state income tax benefit at the parent company related to higher equity gains in 2021 compared to 2020 on the equities portfolio, and to the proportion of tax-exempt net interest income to income before taxes.

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

Total assets at June 30, 2021 were $1,575,353,000 compared with $1,440,229,000 at December 31, 2020. Cash and cash equivalents increased $17,290,000 from $39,331,000 at December 31, 2020 to $56,621,000 at June 30, 2021, due primarily to increases in deposits during the six months ended June 30, 2021.

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

Loans receivable grew $881,000 with commercial loans decreasing $6,018,000 to $763,792,000 at June 30, 2021, compared with $769,810,000 at year-end 2020.  Commercial loans include the PPP loans; excluding PPP loans, commercial loans increased $12,176,000.  Retail loan balances increased $6,977,000 comparing June 30, 2021 to December 31, 2020. Under the CARES Act, QNB continues to provide solutions to customers experiencing financial hardship caused by the COVID-19 Pandemic. As of June 30, 2021, QNB had no modifications to commercial portfolio and had modifications to two retail loans with an outstanding balance of $231,000, related to the COVID-19 Pandemic. At June 30, 2021, QNB had 449 PPP loans totaling $54,627,000 reported in commercial and industrial loans.   In 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation. Of this first round of funding, 506 loans have been forgiven in full and $59,981,000 in balances have been forgiven.  The Bank originated 315 PPP loans, or $35,021,000, during the second round of funding which started in January 2021.   Second-draw customers made up 244 of these loans, or $32,021,000 and one-draw customers made of the remaining 71 loans, or $2,781,000.   Of this second round of funding, 20 loans have been forgiven in full and $2,104,000 in balances have been forgiven. Excluding PPP loans net of deferred fees at June 30, 2021 and at December 31, 2020, loans receivable would have increased $19,018,000, or 2.2%, since year-end 2020.

Deposits grew $115,666,000, or 9.4%, from December 31, 2020 to June 30, 2021. Non-interest-bearing demand deposits increased $30,964,000, or 15.1%, with balances of $235,548,000 at June 30, 2021 compared with $204,584,000 at year-end 2020. Interest-bearing demand balances, excluding municipal deposits, increased $27,647,000, or 9.9%, to $306,810,000, with increases in most personal checking products and in the business checking product. The $53,011,000 increase in savings and $25,655,000 increase in money markets was partially offset by the decline in time deposits as balances were moved to more liquid accounts. Total time deposits declined $20,624,000 from December 31, 2020 to June 30, 2021. Municipal deposit balances decreased $987,000, to $115,214,000. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 27.5%, from $58,838,000 at December 31, 2020 to $75,021,000 at June 30, 2021. Commercial sweep accounts comprised the entire balance of the short-term borrowing in both periods and increased $16,183,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. There were no overnight borrowings from FHLB at June 30, 2021 or December 31, 2020. In 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2021, the Bank had a maximum borrowing capacity with the FHLB of approximately $309,738,000, which is net of the $10,000,000 in long-term borrowings and a $350,000 letter of credit. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $101,000,000. At June 30, 2021 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $132,073,000 since December 31, 2020, totaling $626,469,000 at June 30, 2021. Growth in deposits since year-end 2020 has been used to fund loans, excess cash was invested in debt securities, primarily amortizing securities, and to cover operating expenses. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $258,917,000 and $220,934,000 of available-for-sale debt securities at June 30, 2021 and December 31, 2020, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2021 was $137,340,000, or 8.72% of total assets, compared with shareholders' equity of $134,445,000, or 9.33% of total assets, at December 31, 2020. Shareholders’ equity at June 30, 2021 included a positive adjustment of $2,001,000 compared to a positive adjustment of $5,649,000 at December 31, 2020, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.60% and 8.98% at June 30, 2021 and December 31, 2020, respectively.

Average shareholders' equity and average total assets were $132,545,000 and $1,522,251,000 for the six months ended June 30, 2021, an increase of 8.0% and 19.5%, respectively, from the averages for the six months ended June 30, 2020. The ratio of average total equity to average total assets was 8.71% for the six months ended June 30, 2021 compared to 9.64% for the same period in 2020.

Retained earnings at June 30, 2021 were impacted by six months of net income totaling $8,919,000 offset by dividends declared and paid of $2,489,000 for the six-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $421,000 to capital during the six months ended June 30, 2021.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2021, 80,374 shares have been repurchased since the initial authorization at an average price of $21.72 and a total cost of $1,745,000.

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

The following table sets forth consolidated information for QNB:

	June 30,	December 31,
Capital Analysis	2021	2020
Regulatory Capital
Shareholders' equity	$137,340	$134,445
Net unrealized securities losses, net of tax	(2,001)	(5,649)
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	135,331	128,788

Tier I capital	135,331	128,788
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	—	10,917
Total regulatory capital	$135,331	$139,705
Risk-weighted assets	$1,059,385	$1,001,561
Quarterly average assets for leverage capital purposes	$1,577,409	$1,419,404

	June 30,	December 31,
Capital Ratios	2021	2020
Common equity tier I capital / risk-weighted assets	12.77%	12.86%
Tier I capital / risk-weighted assets	12.77	12.86
Total regulatory capital / risk-weighted assets	13.84	13.95
Tier I capital / average assets (leverage ratio)	8.58	9.07

At June 30, 2021, common equity Tier I, Tier I capital, and total regulatory capital ratios were fairly level with December 31, 2020. The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2021.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2021 is liability sensitive. Management expects that market interest rates will remain level over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2021 and 2020 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2021	2020
+300	-1.89%	-2.96%
+200	-4.14%	-0.65%
+100	2.47%	0.67%
-100	-11.10%	-4.96%

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

QNB is not subject to foreign currency exchange or commodity price risk. At June 30, 2021, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

June 30, 2021

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB repurchased 9,691 shares of its common stock during the quarter ended June 30, 2021. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2021 through April 30, 2021	4,000	$35.00	4,000	125,317
May 1, 2021 through May 31, 2021	2,691	35.65	2,691	122,626
June 1, 2021 through June 30, 2021	3,000	36.88	3,000	119,626
Total	9,691	$35.76	9,691	119,626

(1)	Transactions are reported as of trade dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008, increased on February 9, 2009 and subsequently increased on April 27, 2021.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 200,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015.)

Exhibit 3.2

By-laws of Registrant, as amended January 26, 2021. (Incorporated by reference to Exhibit 3.1 of the Registrant's Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 27, 2021.)

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

QNB Corp.

Date: August 9, 2021	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 9, 2021	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: August 9, 2021	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank