Form 10-Q
period 2021-09-30
QNB CORP
filed 2021-11-15
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, par value $0.625	3,550,309

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$13,065	$13,422
Interest-bearing deposits in banks	11,095	25,909
Total cash and cash equivalents	24,160	39,331
Investments:
Available-for-sale (amortized cost $665,794 and $428,495)	664,053	435,646
Equity securities (cost of $14,180 and $12,784)	15,084	12,849
Restricted investment in stocks	1,142	1,041
Loans held-for-sale	2,706	6,570
Loans receivable	923,778	920,042
Allowance for loan losses	(11,214)	(10,826)
Net loans	912,564	909,216
Bank-owned life insurance	11,424	11,791
Premises and equipment, net	16,911	15,404
Accrued interest receivable	4,417	4,825
Net deferred tax assets	1,784	66
Other assets	4,299	3,490
Total assets	$1,658,544	$1,440,229

Liabilities
Deposits
Demand, non-interest bearing	$248,282	$204,584
Interest-bearing demand	477,592	395,364
Money market	128,665	96,811
Savings	404,290	334,223
Time less than $100	96,092	107,582
Time $100 through $250	51,590	59,984
Time greater than $250	25,314	29,519
Total deposits	1,431,825	1,228,067
Short-term borrowings	71,426	58,838
Long-term debt	10,000	10,000
Accrued interest payable	223	350
Other liabilities	9,102	8,529
Total liabilities	1,522,576	1,305,784

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,752,589 shares and 3,725,202
shares issued; 3,554,309 and 3,556,533 shares outstanding	2,345	2,328
Surplus	23,396	22,430
Retained earnings	115,256	106,644
Accumulated other comprehensive gain, net of tax	(1,375)	5,649
Treasury stock, at cost; 198,280 and 168,669 shares	(3,654)	(2,606)
Total shareholders' equity	135,968	134,445
Total liabilities and shareholders' equity	$1,658,544	$1,440,229

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data - unaudited)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$9,499	$8,993	$28,946	$27,327
Interest and dividends on available-for-sale & equity securities:
Taxable	1,726	1,393	4,522	4,362
Tax-exempt	470	351	1,290	1,049
Interest on interest-bearing balances and other interest income	26	26	74	96
Total interest income	11,721	10,763	34,832	32,834
Interest expense
Interest on deposits
Interest-bearing demand	269	274	768	1,099
Money market	96	83	271	325
Savings	292	248	869	893
Time less than $100	213	380	723	1,252
Time of $100 through $250	102	228	358	810
Time greater than $250	56	127	209	437
Interest on short-term borrowings	68	53	196	195
Interest on long-term debt	41	40	119	96
Total interest expense	1,137	1,433	3,513	5,107
Net interest income	10,584	9,330	31,319	27,727
Provision for loan losses	—	250	458	1,000
Net interest income after provision for loan losses	10,584	9,080	30,861	26,727
Non-interest income
Net gain on sales and calls of available-for-sale and equity securities	404	198	1,040	367
Unrealized (loss) gain on investment equity securities	(836)	627	839	(1,147)
Fees for services to customers	363	299	958	952
ATM and debit card	687	598	1,989	1,602
Retail brokerage and advisory	218	141	578	423
Bank-owned life insurance	87	70	423	207
Merchant	122	110	345	298
Net gain on sale of loans	65	589	537	1,035
Other	205	177	544	318
Total non-interest income	1,315	2,809	7,253	4,055
Non-interest expense
Salaries and employee benefits	4,554	4,182	12,913	12,239
Net occupancy	535	555	1,688	1,602
Furniture and equipment	714	684	2,054	2,015
Marketing	180	155	655	632
Third party services	470	444	1,552	1,401
Telephone, postage and supplies	158	154	532	543
State taxes	238	243	738	645
FDIC insurance premiums	195	140	577	419
Other	746	640	2,153	1,848
Total non-interest expense	7,790	7,197	22,862	21,344
Income before income taxes	4,109	4,692	15,252	9,438
Provision for income taxes	685	914	2,909	1,506
Net income	$3,424	$3,778	$12,343	$7,932
Earnings per share - basic	$0.96	$1.07	$3.47	$2.25
Earnings per share - diluted	$0.96	$1.07	$3.47	$2.25
Cash dividends per share	$0.35	$0.34	$1.05	$1.02
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2021			2020
For the Three Months Ended September 30,	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$4,109	$685	$3,424	$4,692	$914	$3,778
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities:
Unrealized holding losses arising during the period	(4,260)	(894)	(3,366)	(471)	(99)	(372)
Reclassification adjustment for gains included in net income	(13)	(3)	(10)	(15)	(3)	(12)
Other comprehensive loss	(4,273)	(897)	(3,376)	(486)	(102)	(384)
Total comprehensive (loss) income	$(164)	$(212)	$48	$4,206	$812	$3,394

For the Nine Months Ended September 30,	2021			2020
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$15,252	$2,909	$12,343	$9,438	$1,506	$7,932
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(8,873)	(1,863)	(7,010)	6,444	1,353	5,091
Reclassification adjustment for gains included in net income	(18)	(4)	(14)	(16)	(3)	(13)
Other comprehensive (loss) income	(8,891)	(1,867)	(7,024)	6,428	1,350	5,078
Total comprehensive income	$6,361	$1,042	$5,319	$15,866	$2,856	$13,010

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2021 and 2020

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2021	3,559,546	$2,342	$23,162	$113,074	$2,001	$(3,239)	$137,340
Net income		—	—	3,424	—	—	3,424
Other comprehensive loss, net of tax		—	—	—	(3,376)	—	(3,376)
Cash dividends declared ($0.35 per share)		—	—	(1,242)	—	—	(1,242)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,983	3	217	—	—	—	220
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	17	—	—	—	17
Treasury stock purchase	(11,220)	—	—	—	—	(415)	(415)
Balance, September 30, 2021	3,554,309	$2,345	$23,396	$115,256	$(1,375)	$(3,654)	$135,968

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, July 1, 2020	3,542,261	$2,317	$21,876	$101,127	$5,719	$(2,476)	$128,563
Net income		—	—	3,778	—	—	3,778
Other comprehensive income, net of tax		—	—	—	(384)	—	(384)
Cash dividends declared ($0.34 per share)		—	—	(1,204)	—	—	(1,204)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,341	5	213	—	—	—	218
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	24	—	—	—	24
Balance, September 30, 2020	3,550,602	$2,322	$22,113	$103,701	$5,335	$(2,476)	$130,995

For the Nine Months Ended September 30, 2021 and 2020

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445
Net income		—	—	12,343	—	—	12,343
Other comprehensive loss, net of tax		—	—	—	(7,024)	—	(7,024)
Cash dividends declared ($1.05 per share)		—	—	(3,731)	—	—	(3,731)
Stock issued in connection with dividend reinvestment and stock purchase plan	18,126	11	630	—	—	—	641
Stock issued for employee stock purchase plan	2,744	2	73	—	—	—	75
Stock issued for options exercised	6,517	4	183	—	—	—	187
Stock-based compensation expense		—	80	—	—	—	80
Treasury stock purchase	(29,611)	—	—	—	—	(1,048)	(1,048)
Balance, September 30, 2021	3,554,309	$2,345	$23,396	$115,256	$(1,375)	$(3,654)	$135,968

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2020	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	7,932	—	—	7,932
Other comprehensive income, net of tax		—	—	—	5,078	—	5,078
Cash dividends declared ($1.02 per share)		—	—	(3,603)	—	—	(3,603)
Stock issued in connection with dividend reinvestment and stock purchase plan	24,791	15	663	—	—	—	678
Stock issued for employee stock purchase plan	2,923	2	73	—	—	—	75
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		—	81	—	—	—	81
Balance, September 30, 2020	3,550,602	$2,322	$22,113	$103,701	$5,335	$(2,476)	$130,995

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Nine Months Ended September 30,	2021	2020
Operating Activities
Net income	$12,343	$7,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,367	1,499
Provision for loan losses	458	1,000
Net gain on calls and sales of debt and equity securities	(1,040)	(367)
Net unrealized (gain) loss on equity securities	(839)	1,147
Net gain on sale of loans	(537)	(1,035)
Proceeds from sales of residential mortgages held-for-sale	15,023	21,756
Origination of residential mortgages held-for-sale	(8,919)	(28,821)
Increase in cash surrender value of bank-owned life insurance	(423)	(207)
Stock-based compensation expense	80	81
Deferred income tax provision (benefit)	149	(492)
Net (decrease) increase in income taxes payable	(105)	525
Net increase (decrease) in accrued interest receivable	408	(1,846)
Amortization of mortgage servicing rights and change in valuation allowance	83	116
Net amortization of premiums and discounts on investment securities	2,345	1,664
Net decrease in accrued interest payable	(128)	(462)
Operating lease payments	(478)	(488)
(Increase) decrease in other assets	(795)	391
Decrease in other liabilities	(31)	(1,610)
Net cash provided by operating activities	18,961	783
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	86,887	151,534
Proceeds from the sale of investments available-for-sale	269	6,931
Proceeds from the sale of equity securities	4,241	3,694
Purchases of investments available-for-sale	(325,475)	(248,591)
Purchases of equity securities	(4,615)	(7,017)
Proceeds from redemption of investment in restricted stock	—	1,495
Purchases of restricted stock	(101)	(1,463)
Net increase in loans	(5,509)	(67,298)
Net purchases of premises and equipment	(3,096)	(421)
Redemption of Bank Owned Life Insurance investment	797	—
Net cash used in investing activities	(246,602)	(161,136)
Financing Activities
Net increase in non-interest bearing deposits	43,698	59,222
Net increase in interest-bearing deposits	160,060	117,381
Net increase in short-term borrowings	12,588	(3,525)
Increase in long-term debt	—	10,000
Cash dividends paid, net of reinvestment	(3,282)	(3,163)
Purchase of treasury shares	(1,048)	—
Proceeds from issuance of common stock	454	350
Net cash provided by financing activities	212,470	180,265
Increase in cash and cash equivalents	(15,171)	19,912
Cash and cash equivalents at beginning of year	39,331	17,608
Cash and cash equivalents at end of period	$24,160	$37,520
Supplemental Cash Flow Disclosures
Interest paid	$3,640	$5,569
Net income taxes paid	2,864	1,473
Non-cash transactions:
Unsettled trades to purchase securities	(1,307)	—
Right-of-use assets obtained in exchange for new operating lease liabilities	698	1,086
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2020 Annual Report incorporated in the Form 10-K. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Recent COVID-19 Developments

Currently all QNB office lobbies are opened with their normal operating hours and banking by appointment service remains available. Drive-ups are also operating under normal hours.  QNB continues to follow any state mandates. Employees with remote access are encouraged to work from home.  QNB has not incurred any significant disruptions to its business continuity.

Under the Economic Aid Act, the SBA and Department of the Treasury reopened the Paycheck Protection Program (“PPP”) to certain borrowers on January 11, 2021 and released the applications for first- and second-draw loans.  QNB originated 315 new PPP loans for a total of $35,021,000 during the nine months ended September 30, 2021.  Second-draw customers made up 244 of these loans, or $32,240,000 and first-draw customers made up the remaining 71 loans, or $2,781,000.  Additionally, 653 PPP loans, or $78,035,000, were forgiven during the nine months ended September 30, 2021.  QNB closed a total of 975 PPP loans totaling $117,496,000 of which 219 loans, totaling $29,556,000, were outstanding at September 30, 2021.   QNB received origination fees from the SBA ranging from a flat fee of $2,500 per loan to one to five basis points of the loan origination balance which are recognized in interest income as a yield adjustment over the term of the loan.   Funds were primarily being transferred into the borrowers’ deposit  accounts, and disbursement on these PPP loan proceeds are being funded by cash held at the Federal Reserve and proceeds from calls and payments of investment securities.  QNB had ample resources to cover disbursements through deposit growth and short-term Federal Home Loan Bank (“FHLB”) advances; therefore, participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) was not necessary.

On March 30, 2021, the president signed into law the PPP Extension Act of 2021 (the “Act”), which extended the PPP application deadline from March 31, 2021 to May 31, 2021.  The PPP authorization was also extended through June 30, 2021 to provide the Small Business Administration additional time to process applications received by the application deadline.

Upon requests from customers, QNB has provided payment relief to those affected by the COVID-19 Pandemic.  QNB: has offered an interest only payment option, granted in 90 day increments; has provided payment deferment for mortgage and consumer loans with no late fee during the deferment period; has granted foreclosure and motor vehicle repossession reprieve; and will not adversely impact credit reporting for customers who were granted relief on mortgage or consumer loans.  None of these modifications are considered troubled-debt restructurings as the customers were not experiencing financial difficulty prior to the COVID-19 Pandemic.  Interest continues to be accrued on all COVID-19 modifications during the deferment period. QNB modified a total 276 commercial loans, or $187,936,000, and 49 retail loans, or $9,108,000, during 2020 and 2021 due to COVID-19.  As of September 30, 2021, QNB had no remaining COVID-19 related modifications on the commercial portfolio. As of September 30, 2021, QNB had COVID-19

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

related modifications to one retail portfolio loan with an aggregate outstanding balance of $42,000; the loan had extended the initial deferment period.  We will continue work with our borrowers during this difficult time.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

On September 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“CECL”). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

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

Stock-based compensation expense was $17,000 and $24,000 for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense was $80,000 and $81,000 for the nine months ended September 30, 2021 and 2020, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021, there was approximately $97,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 23 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of September 30, 2021, there were 148,200 options granted, 15,000 options forfeited, 20,825 options exercised, and 118,050 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Nine Months Ended September 30,	2021	2020
Risk free interest rate	0.20%	1.52%
Dividend yield	4.17%	3.60%
Volatility	21.14%	13.46%
Expected life (years)	4.88	4.03

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months ended September 30, 2021 and 2020 was $3.08 and $2.42, respectively.

Stock option activity during the nine months ended September 30, 2021 and 2020 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	116,550	$37.42
Granted	25,000	32.50
Exercised	(19,025)	30.97
Forfeited	(4,475)	33.32
Outstanding at September 30, 2021	118,050	$37.58	2.46	$135
Exercisable at September 30, 2021	44,725	$40.72	0.92	$-

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	103,350	$36.96
Granted	25,000	36.50
Exercised	(9,550)	29.39
Forfeited	—	—
Outstanding at September 30, 2020	118,800	$37.47	2.46	$-
Exercisable at September 30, 2020	44,600	$34.27	0.92	$-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share - net income	$3,424	$3,778	$12,343	$7,932
Denominator for basic earnings per share - weighted average shares outstanding	3,554,664	3,542,805	3,555,420	3,532,555
Effect of dilutive securities - employee stock options	1,168	—	—	122
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,555,832	3,542,805	3,555,420	3,532,677
Earnings per share - basic	$0.96	$1.07	$3.47	$2.25
Earnings per share - diluted	0.96	1.07	3.47	2.25

There were 93,050 and 118,800  stock options that were anti-dilutive for the three-month periods ended September 30, 2021 and 2020, respectively. There were 118,050 and 98,150  stock options that were anti-dilutive for the nine-month periods ended September 30, 2021 and 2020, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased the amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 29, 2021 up to 200,000 shares of its common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 29,611 and no shares repurchased during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, 91,594 shares were repurchased under this authorization at an average price of $23.59 and a total cost of approximately $2,160,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Unrealized net holding (losses) gains on available-for-sale securities	$(1,741)	$7,151
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other (loss) income	(1,741)	7,151
Tax effect	366	(1,502)
Accumulated other comprehensive (loss) income, net of tax	$(1,375)	$5,649

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

For the Three Months Ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2021	2020	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$13	$15	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	13	15
Tax effect	(3)	(3)	Provision for income taxes
Total reclassification out of accumulated other comprehensive income, net of tax	$10	$12	Net of tax

For the Nine Months Ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income (loss)	2021	2020	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$18	$16	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	18	16
Tax effect	(4)	(3)	Provision for income taxes
Total reclassification out of accumulated other comprehensive income , net of tax	$14	$13	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2021 and December 31, 2020 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2021	value	gains	losses	cost
U.S. Government agency	$96,574	$—	$(1,357)	$97,931
State and municipal	124,412	1,539	(1,771)	124,644
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	313,447	1,875	(2,600)	314,172
Collateralized mortgage obligations (CMOs)	122,740	966	(558)	122,332
Pooled trust preferred	74	—	(9)	83
Corporate debt	6,806	174	—	6,632
Total investment debt securities available-for-sale	$664,053	$4,554	$(6,295)	$665,794

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2020	value	gains	losses	cost
U.S. Government agency	$69,776	$26	$(246)	$69,996
State and municipal	87,812	2,350	(45)	85,507
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	175,847	3,328	(24)	172,543
Collateralized mortgage obligations (CMOs)	94,948	1,751	(5)	93,202
Pooled trust preferred	70	—	(14)	84
Corporate debt	7,193	59	(29)	7,163
Total investment debt securities available-for-sale	$435,646	$7,514	$(363)	$428,495

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2021 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

September 30, 2021	Fair value	Amortized cost
Due in one year or less	$4,402	$4,354
Due after one year through five years	381,827	381,049
Due after five years through ten years	176,431	178,112
Due after ten years	101,393	102,279
Total investment debt securities available-for-sale	$664,053	$665,794

Proceeds from sales of investment securities available-for-sale were approximately $269,000 and $0 for the three months ended September 30, 2021 and September 30, 2020, respectively.  Proceeds from sales of investment securities available-for-sale were approximately $269,000 and $6,931,000 for the nine months ended September 30, 2021 and September 20, 2020, respectively.

At September 30, 2021 and December 31, 2020, investment securities available-for-sale totaling approximately $309,917,000 and $220,934,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gross realized gains	$13	$15	$18	$21
Gross realized losses	—	—	—	(5)
Other-than-temporary impairment	—	—	—	—
Total net gains (losses) on AFS securities	$13	$15	$18	$16

The tax expense applicable to the net realized gains for both of the three-month periods ended September 30, 2021 and 2020 was $3,000  and $0, respectively.  The tax expense applicable to the net realized gains for the nine-month periods ended September 30, 2021 and 2020 was $3,000 and $0, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three or nine months ended September 30, 2021 and 2020, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	securities	value	losses	value	losses	value	losses
U.S. Government agency	44	$76,936	$(997)	$19,639	$(360)	$96,575	$(1,357)
State and municipal	118	68,715	(1,702)	1,999	(69)	$70,714	$(1,771)
U.S. Government agencies and sponsored enterprises (GSEs):						$—	$—
Mortgage-backed	60	226,159	(2,514)	2,226	(86)	$228,385	$(2,600)
Collateralized mortgage obligations (CMOs)	29	60,625	(558)	14	—	$60,639	$(558)
Pooled trust preferred	1	—	—	74	(9)	$74	$(9)
Corporate debt	—	—	—	—	—	$—	$—
Total	252	$432,435	$(5,771)	$23,952	$(524)	$456,387	$(6,295)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	securities	value	losses	value	losses	value	losses
U.S. Government agency	19	$37,754	$(246)	$—	$—	$37,754	$(246)
State and municipal	11	6,821	(45)	—	—	6,821	(45)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	4	8,626	(24)	—	—	8,626	(24)
Collateralized mortgage obligations (CMOs)	3	3,262	(5)	—	—	3,262	(5)
Pooled trust preferred	1	—	—	70	(14)	70	(14)
Corporate debt	1	2,971	(29)	—	—	2,971	(29)
Total	39	$59,434	$(349)	$70	$(14)	$59,504	$(363)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2021 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of September 30, 2021. This security has a total amortized cost of approximately $83,000 and a fair value of $74,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At September 30, 2021 and December 31, 2020, the Company had $15,084,000 and $12,849,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
Net (loss)/gain recognized during the period on equity securities	$(445)	$810	$1,861	$(796)
Less: Net gains recognized during the period on equity securities sold during the period	391	183	1,022	351
Net unrealized (losses)/gains recognized during the reporting period on equity securities still held at the reporting date	$(836)	$627	$839	$(1,147)

Tax benefit applicable to the net losses recognized for the three months ended September 30, 2021 was $129,000. Tax expense applicable to the net gains recognized for the three months ended September 30,2020 was $234,000. Tax expense applicable to the net gains recognized for the nine months ended September 30, 2021 was $538,000. Tax benefit applicable to the net losses recognized for the nine months ended September 30, 2020 was $230,000. Proceeds from sales of investment equity securities were $1,829,000 and $2,266,000 for the three months ended September 30, 2021 and 2020, respectively.  Proceeds from sales of investment equity securities were $4,241,000 and $3,694,000 for the nine months ended September 30, 2021 and 2020, respectively.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,130,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at September 30, 2021. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of September 30, 2021, there was no OTTI associated with these shares.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major classes of loans are as follows:

	September 30,	December 31,
	2021	2020
Commercial:
Commercial and industrial	$166,480	$227,431
Construction	55,556	57,594
Secured by commercial real estate	433,927	377,586
Secured by residential real estate	82,837	81,897
State and political subdivisions	25,179	25,302
Retail:
1-4 family residential mortgages	94,997	82,739
Home equity loans and lines	61,257	63,943
Consumer	4,784	5,364
Total loans	925,017	921,856
Net unearned (fees) costs	(1,239)	(1,814)
Loans receivable	$923,778	$920,042

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, overdrafts were approximately $93,000 and $258,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2021, there was a concentration of loans to lessors of residential buildings and dwellings of 15.9% of total loans and to lessors of nonresidential buildings of 24.0% of total loans, compared with 14.9% and 19.6% of total loans, respectively, at December 31, 2020.  These concentrations were primarily within the commercial real estate categories.

QNB continues to provide solutions to customers experiencing financial hardship caused by the COVID-19 Pandemic.  As of September 30, 2021, QNB had no modifications to commercial portfolio and had modifications to one retail loan related to the COVID-19 Pandemic. The retail loan was modified two times and totaled $42,000 with deferred interest and or principal payments of six months

At September 30, 2021, QNB had 219 PPP loans totaling $29,556,000 reported in commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points of the originated loan amount which are recognized in interest income as a yield adjustment over the term of the loan.   At September 30, 2021 and December 31, 2020, net unearned fees included $948,000 and $1,909,000, respectively, in PPP loan origination fees net of costs.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2021 and December 31, 2020:

September 30, 2021	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$158,716	$44	$7,720	$—	$166,480
Construction	55,556	—	—	—	55,556
Secured by commercial real estate	421,002	2,868	10,057	—	433,927
Secured by residential real estate	80,499	1,169	1,169	—	82,837
State and political subdivisions	25,179	—	—	—	25,179
Total	$740,952	$4,081	$18,946	$—	$763,979

December 31, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$219,104	$77	$8,250	$—	$227,431
Construction	57,594	—	—	—	57,594
Secured by commercial real estate	361,393	3,914	12,279	—	377,586
Secured by residential real estate	80,233	—	1,664	—	81,897
State and political subdivisions	25,302	—	—	—	25,302
Total	$743,626	$3,991	$22,193	$—	$769,810

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2021 and December 31, 2020:

September 30, 2021	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$94,263	$734	$94,997
Home equity loans and lines	60,492	765	61,257
Consumer	4,666	118	4,784
Total	$159,421	$1,617	$161,038

December 31, 2020	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$82,103	$636	$82,739
Home equity loans and lines	63,191	752	63,943
Consumer	5,259	105	5,364
Total	$150,553	$1,493	$152,046

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2021 and December 31, 2020:

September 30, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,301	$5	$619	$2,925	$163,555	$166,480
Construction	—	—	—	—	55,556	55,556
Secured by commercial real estate	1,650	—	—	1,650	432,277	433,927
Secured by residential real estate	—	—	34	34	82,803	82,837
State and political subdivisions	—	—	—	—	25,179	25,179
Retail:
1-4 family residential mortgages	—	174	128	302	94,695	94,997
Home equity loans and lines	10	—	70	80	61,177	61,257
Consumer	30	26	—	56	4,728	4,784
Total	$3,991	$205	$851	$5,047	$919,970	$925,017

December 31, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,392	$31	$1,157	$3,580	$223,851	$227,431
Construction	—	—	—	—	57,594	57,594
Secured by commercial real estate	318	—	40	358	377,228	377,586
Secured by residential real estate	189	—	340	529	81,368	81,897
State and political subdivisions	—	—	—	—	25,302	25,302
Retail:
1-4 family residential mortgages	396	303	282	981	81,758	82,739
Home equity loans and lines	16	2	51	69	63,874	63,943
Consumer	178	5	—	183	5,181	5,364
Total	$3,489	$341	$1,870	$5,700	$916,156	$921,856

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2021 and December 31, 2020:

September 30, 2021	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,458
Construction	—	—
Secured by commercial real estate	—	2,338
Secured by residential real estate	—	414
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	734
Home equity loans and lines	—	765
Consumer	—	118
Total	$—	$7,827

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2020	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,367
Construction	—	—
Secured by commercial real estate	—	2,905
Secured by residential real estate	—	875
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	752
Consumer	—	105
Total	$—	$9,640

Activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020 are as follows:

For the Three Months Ended September 30, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,644	$(226)	$—	$6	$3,424
Construction	297	92	—	—	389
Secured by commercial real estate	4,239	(86)	—	—	4,153
Secured by residential real estate	1,172	(56)	—	6	1,122
State and political subdivisions	84	4	—	—	88
Retail:
1-4 family residential mortgages	541	24	—	—	565
Home equity loans and lines	361	(5)	—	2	358
Consumer	494	52	(14)	12	544
Unallocated	370	201	N/A	N/A	571
Total	$11,202	$—	$(14)	$26	$11,214

For the Three Months Ended September 30, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,270	$540	$—	$10	$4,820
Construction	287	14	—	—	301
Secured by commercial real estate	3,423	(154)	—	—	3,269
Secured by residential real estate	721	79	—	34	834
State and political subdivisions	120	1	—	—	121
Retail:
1-4 family residential mortgages	586	(59)	—	—	527
Home equity loans and lines	266	20	—	1	287
Consumer	268	(7)	(25)	31	267
Unallocated	523	(184)	N/A	N/A	339
Total	$10,464	$250	$(25)	$76	$10,765

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(658)	$—	$32	$3,424
Construction	346	43	—	—	389
Secured by commercial real estate	3,736	417	—	—	4,153
Secured by residential real estate	871	270	(38)	19	1,122
State and political subdivisions	89	(1)	—	—	88
Retail:					—
1-4 family residential mortgages	533	32	—	—	565
Home equity loans and lines	386	(22)	(12)	6	358
Consumer	265	356	(111)	34	544
Unallocated	550	21	N/A	N/A	571
Total	$10,826	$458	$(161)	$91	$11,214

For the Nine Months Ended September 30, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$176	$(72)	$27	$4,820
Construction	590	(289)	—	—	301
Secured by commercial real estate	2,519	738	—	12	3,269
Secured by residential real estate	629	147	—	58	834
State and political subdivisions	115	6	—	—	121
Retail:
1-4 family residential mortgages	549	(22)	—	—	527
Home equity loans and lines	310	(29)	—	6	287
Consumer	230	190	(219)	66	267
Unallocated	256	83	N/A	N/A	339
Total	$9,887	$1,000	$(291)	$169	$10,765

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,317,000 and $4,469,000 as of September 30, 2021 and December 31, 2020, respectively. Non-performing TDRs totaled $706,000 and $843,000 as of September 30, 2021 and December 31, 2020, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2021		December 31, 2020
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$1,639	$—	$2,008	$—
TDRs with an allowance recorded	3,384	751	3,304	503
Total	$5,023	$751	$5,312	$503

There were no newly identified TDRs during the three or nine months ended September 30, 2021.  As of September 30, 2021, QNB had $2,000 in commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings and $14,000 commitments at December 31, 2020. There were no charge-offs during the three or nine months ended September 30, 2021 and 2020, resulting from loans previously modified as TDRs.

There were no loans modified as TDRs within 12 months prior to September 30, 2021 and 2020 for which there was a payment default (60 days or more past due) during the nine months ended September 30, 2021 and 2020.

The Company has one loan secured by residential real estate for which foreclosure proceedings are in process at September 30, 2021. The total recorded investment is $128,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at September 30, 2021 and December 31, 2020 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2021	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,424	$2,043	$1,381	$166,480	$3,606	$162,874
Construction	389	—	389	55,556	—	55,556
Secured by commercial real estate	4,153	342	3,811	433,927	5,759	428,168
Secured by residential real estate	1,122	391	731	82,837	1,544	81,293
State and political subdivisions	88	—	88	25,179	—	25,179
Retail:
1-4 family residential mortgages	565	—	565	94,997	907	94,090
Home equity loans and lines	358	103	255	61,257	775	60,482
Consumer	544	5	539	4,784	55	4,729
Unallocated	571	N/A	N/A	N/A	N/A	N/A
Total	$11,214	$2,884	$7,759	$925,017	$12,646	$912,371

	Allowance for Loan Losses			Loans Receivable
December 31, 2020	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,050	$2,421	$1,629	$227,431	$4,503	$222,928
Construction	346	—	346	57,594	—	57,594
Secured by commercial real estate	3,736	432	3,304	377,586	6,323	371,263
Secured by residential real estate	871	73	798	81,897	2,051	79,846
State and political subdivisions	89	—	89	25,302	—	25,302
Retail:
1-4 family residential mortgages	533	—	533	82,739	813	81,926
Home equity loans and lines	386	117	269	63,943	765	63,178
Consumer	265	7	258	5,364	61	5,303
Unallocated	550	N/A	N/A	N/A	N/A	N/A
Total	$10,826	$3,050	$7,226	$921,856	$14,516	$907,340

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$158	$166		$647	$722
Construction	—	—		—	—
Secured by commercial real estate	2,436	2,813		3,018	3,671
Secured by residential real estate	849	922		1,417	1,608
Retail:
1-4 family residential mortgages	907	1,010		813	894
Home equity loans and lines	598	654		537	577
Consumer	—	—		—	—
Total	$4,948	$5,565		$6,432	$7,472

With an allowance recorded:
Commercial:
Commercial and industrial	$3,448	$5,186	$2,043	$3,856	$5,462	$2,421
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,323	3,473	342	3,305	3,418	432
Secured by residential real estate	695	804	391	634	642	73
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	177	194	103	228	239	117
Consumer	55	69	5	61	73	7
Total	$7,698	$9,726	$2,884	$8,084	$9,834	$3,050

Total:
Commercial:
Commercial and industrial	$3,606	$5,352	$2,043	$4,503	$6,184	$2,421
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,759	6,286	342	6,323	7,089	432
Secured by residential real estate	1,544	1,726	391	2,051	2,250	73
Retail:
1-4 family residential mortgages	907	1,010	—	813	894	—
Home equity loans and lines	775	848	103	765	816	117
Consumer	55	69	5	61	73	7
Total	$12,646	$15,291	$2,884	$14,516	$17,306	$3,050

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Nine Months Ended September 30,	2021		2020
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$3,854	$3	$5,401	$4
Construction	—	—	—	—
Secured by commercial real estate	5,850	125	6,793	128
Secured by residential real estate	1,798	47	2,014	53
Retail:
1-4 family residential mortgages	903	5	849	8
Home equity loans and lines	751	—	661	1
Consumer	58	1	68	—
Total	$13,214	$181	$15,786	$194

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2021:

September 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Government agency securities	$—	$96,574	$—	$96,574
State and municipal securities	—	124,412	—	124,412
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	313,447	—	313,447
Collateralized mortgage obligations (CMOs)	—	122,740	—	122,740
Pooled trust preferred securities	—	—	74	74
Corporate debt securities	—	6,806	—	6,806
Total debt securities available-for-sale	—	663,979	74	664,053
Equity securities	15,084	—	—	15,084
Total recurring fair value measurements	$15,084	$663,979	$74	$679,137

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$4,814	$4,814
Mortgage servicing rights	—	—	115	115
Total nonrecurring fair value measurements	$—	$—	$4,929	$4,929
*Impairment

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three or nine months ended September 30, 2021. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine-month period ended September 30, 2021.

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
*Impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2021	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,498	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -20%
				Liquidation expenses	(3)	-10%
Impaired loans	316	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	115	Discounted cash flow		Remaining term		3 to 29 years
				Prepayment speeds		192% to 315%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2020	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,754	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -30%
				Liquidation expenses	(3)	-10%
Impaired loans	280	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-87.5% to -100%
Mortgage servicing rights	291	Discounted cash flow		Remaining term		2 to 30 years
				Prepayment speeds		243% to 320%
				Discount rate		12.0% to 13.0%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various Level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2021 and 2020:

	Fair value measurements using significant unobservable inputs (Level 3)
	2021	2020
Balance, January 1,	$70	$79
Payments received	(1)	(1)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	5	(10)
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$74	$68

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at September 30, 2021 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2021;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.59% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2021 and December 31, 2020:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2021	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$24,160	$24,160	$24,160	$—	$—
Investment securities:
Equities	15,084	15,084	15,084	—	—
Available-for-sale	664,053	664,053	—	663,979	74
Restricted investment in stocks	1,142	1,142	—	1,142	—

Loans held-for-sale	2,706	2,762	—	2,762	—
Net loans	912,564	918,927	—	—	918,927
Mortgage servicing rights	560	636	—	—	636
Accrued interest receivable	4,417	4,417	—	4,417	—

Financial liabilities
Deposits with no stated maturities	$1,258,829	$1,258,829	$1,258,829	$—	$—
Deposits with stated maturities	172,996	173,780	—	173,780	—
Short-term borrowings	71,426	71,426	71,426	—	—
Long-term debt	10,000	10,176	10,176	—	—
Accrued interest payable	223	223	—	223	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	47	—	47	—

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

A summary of the Company's financial instrument commitments is as follows:

	September 30,	December 31,
	2021	2020
Commitments to extend credit and unused lines of credit	$336,271	$296,537
Standby letters of credit	22,020	22,567
Total financial instrument commitments	$358,291	$319,104

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $15,581,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2021 and December 31, 2020 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases.  Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions.  During the nine months ended September 30, 2021, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $698,000.

During the nine months ended September 30, 2021, QNB purchased the underlying assets of one lease which had a right-of-use asset of $945,000 and an operating liability of $952,000.

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

Both the QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2021, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$148,640	13.41%	$88,707	8.00%	$110,884	10.00%
Bank	133,508	12.55	85,114	8.00	106,392	10.00

Tier I capital (to risk-weighted assets):
The Company	$137,335	12.39	66,530	6.00	66,530	6.00
Bank	122,203	11.49	63,835	6.00	85,114	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	137,335	12.39	49,898	4.50	N/A	N/A
Bank	122,203	11.49	47,876	4.50	69,155	6.50

Tier I capital (to average assets):
The Company	137,335	8.46	64,948	4.00	N/A	N/A
Bank	122,203	7.60	64,336	4.00	80,420	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$139,705	13.95%	$80,125	8.00%	$100,156	10.00%
Bank	126,687	13.15	77,047	8.00	96,308	10.00

Tier I capital (to risk-weighted assets):
The Company	128,788	12.86	60,094	6.00	60,094	6.00
Bank	115,770	12.02	57,785	6.00	77,047	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	128,788	12.86	45,070	4.50	N/A	N/A
Bank	115,770	12.02	43,339	4.50	62,600	6.50

Tier I capital (to average assets):
The Company	128,788	9.07	56,776	4.00	N/A	N/A
Bank	115,770	8.23	56,286	4.00	70,357	5.00

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the three or nine months ended September 30, 2021 and 2020, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three or nine months ended September 30, 2021 or 2020, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2021 of $3,424,000, or $0.96 per share on a diluted basis, compared to net income of $3,778,000, or $1.07 per share on a diluted basis, for the same period in 2020. For the nine-month period ended September 30, 2021, QNB reported net income of $12,343,000, or $3.47 per share on a diluted basis, compared to net income of $7,932,000, or $2.25 per share on a diluted basis, for the same period in 2020. The Bank contributed $11,070,000 to net income for the nine months ended September 30, 2021 compared to $8,543,000 for the same period 2020; and the holding company contributed $1,273,000 to net income for the nine months ended September 30, 2021 compared to a net loss of $611,000 for the same period 2020.  The results at the holding company are due primarily to the change in the fair value of the equity portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.84% and 9.92%, respectively, for the quarter ended September 30, 2021 compared with 1.06% and 11.94%, respectively, for the quarter ended September 30, 2020. For the nine months ended September 30, 2021, the annualized rate of return on average assets and average shareholders’ equity was 1.06% and 12.31%, respectively, compared with 0.80% and 8.56%, for the same period in 2020.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total assets at September 30, 2021 were $1,658,544,000, compared with $1,440,229,000 at December 31, 2020. Loans receivable at September 30, 2021 were $923,778,000, compared with $920,042,000 at December 31, 2020, an increase of $3,736,000 with retail lending as the largest contributor to the growth. QNB participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  In 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation. Of this first round of funding, 621 loans have been forgiven in full and $77,398,000 in balances have been forgiven. The Bank originated 315 PPP loans, or $35,021,000 during the second round of funding which started in January 2021. Of this second round of funding, 135 loans have been forgiven in full and $9,577,000 in balances have been forgiven.  Excluding PPP loans net of deferred fees at September 30, 2021 and December 31, 2020, loans would have increased $46,223,000, or 5.4%, since year-end 2020.  Total deposits of $1,431,825,000 at September 30, 2021 increased $203,758,000, or 16.6%, compared with total deposits of $1,228,067,000 at December 31, 2020.  Most of the PPP loans proceeds were deposited to deposit accounts at the Bank.

Results for the three and nine months ended September 30, 2021 include the following significant components:

•	Net interest income increased $1,254,000, or 13.4%, to $10,584,000 and $3,592,000, or 13.0%, to $31,319,000 for the three and nine months ended September 30, 2021, respectively.
•	Net interest margin on a tax-equivalent basis decreased six basis points for the quarter and 13 basis points for year-to-date, to 2.72% and 2.83%, respectively.
•	QNB recorded no provision for loan losses for the quarter and $458,000 for the nine months ended September 30, 2021, compared with $250,000 and $1,000,000 for the same periods in 2020, respectively.
•

Non-interest income decreased $1,494,000, to $1,315,000, for the third quarter and increased $3,198,000 for the nine months ended September 30, 2021 compared with the same periods in 2020.  Excluding realized and unrealized gains (losses) on equity securities, non-interest income decreased $239,000, or 12.0%, to $1,760,000 for the quarter and increased $541,000, or 11.2%, to $5,392,000 for the nine months ended September 30, 2021 compared with the same periods in 2020.

•

Non-interest expense increased $593,000, or 8.2%, to $7,790,000 for the quarter and $1,518,000, or 7.1%, to $22,862,000  for the nine months ended September 30, 2021 compared to the same periods in 2020.

•

Total non-performing loans were $12,144,000, or 1.31% of loans receivable at September 30, 2021, compared to $14,109,000, or 1.53% of loans receivable at December 31, 2020. Loans on non-accrual status were $7,827,000 at September 30, 2021 compared with $9,640,000 at December 31, 2020. Net loan charge-offs for the nine months ended September 30, 2021 were $70,000, compared with $122,000 in charge-offs for the same period in 2020.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total interest income	$11,721	$10,763	$34,832	$32,834
Total interest expense	1,137	1,433	3,513	5,107
Net interest income	10,584	9,330	31,319	27,727
Tax-equivalent adjustment	185	170	521	523
Net interest income (fully taxable-equivalent)	$10,769	$9,500	$31,840	$28,250

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	September 30, 2021			September 30, 2020
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Government agencies	$82,645	1.07%	$221	$80,485	1.24%	$249
State and municipal	118,245	2.43	719	68,521	3.02	516
Mortgage-backed and CMOs	376,278	1.28	1,203	255,667	1.45	924
Pooled trust preferred securities	84	2.46	1	85	2.65	—
Corporate debt securities	7,452	4.07	76	6,753	3.79	64
Equities	15,651	2.86	113	12,564	2.97	94
Total investment securities	600,355	1.55	2,333	424,075	1.74	1,847
Loans:
Commercial real estate	566,821	4.09	5,850	482,094	4.38	5,314
Residential real estate	97,346	3.33	811	79,660	3.73	742
Home equity loans	56,613	3.28	468	60,548	3.56	541
Commercial and industrial	176,226	4.82	2,139	223,413	3.69	2,070
Consumer loans	4,972	4.90	61	5,802	5.12	75
Tax-exempt loans	24,621	3.50	217	34,451	3.66	317
Total loans, net of unearned income*	926,599	4.09	9,546	885,968	4.07	9,059
Other earning assets	42,420	0.25	27	49,130	0.22	27
Total earning assets	1,569,374	3.01	11,906	1,359,173	3.20	10,933
Cash and due from banks	26,472			24,772
Allowance for loan losses	(11,307)			(10,572)
Other assets	39,165			38,104
Total assets	$1,623,704			$1,411,477
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$313,011	0.20%	154	$263,099	0.22%	146
Municipals	142,960	0.32	115	138,587	0.37	128
Money market	125,274	0.30	96	96,062	0.34	83
Savings	394,980	0.29	292	301,415	0.33	248
Time < $100	97,617	0.87	213	112,211	1.35	380
Time $100 through $250	51,635	0.79	102	63,341	1.44	229
Time > $250	26,030	0.86	56	30,739	1.63	126
Total interest-bearing deposits	1,151,507	0.35	1,028	1,005,454	0.53	1,340
Short-term borrowings	78,680	0.34	68	54,487	0.39	53
Long-term debt	10,000	1.58	41	10,000	1.57	40
Total interest-bearing liabilities	1,240,187	0.36	1,137	1,069,941	0.53	1,433
Non-interest-bearing deposits	237,642			206,272
Other liabilities	8,987			9,375
Shareholders' equity	136,888			125,889
Total liabilities and shareholders' equity	$1,623,704			$1,411,477
Net interest rate spread		2.65%			2.67%
Margin/net interest income		2.72%	$10,769		2.78%	$9,500

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Government agencies	$74,397	1.04%	$580	$61,412	1.49%	$687
State and municipal	106,634	2.50	1,999	61,796	3.21	1,487
Mortgage-backed and CMOs	320,714	1.28	3,068	233,483	1.75	3,056
Pooled trust preferred securities	84	2.49	2	85	3.32	2
Corporate debt securities	7,402	3.93	218	7,431	3.68	205
Equities	14,613	2.98	326	12,077	3.16	285
Total investment securities	523,844	1.58	6,193	376,284	2.03	5,722
Loans:
Commercial real estate	547,264	4.18	17,110	478,987	4.54	16,285
Residential real estate	94,232	2.57	2,421	74,569	2.88	2,147
Home equity loans	57,674	3.30	1,424	62,291	3.89	1,812
Commercial and industrial	206,772	4.71	7,286	200,220	4.04	6,049
Consumer loans	5,173	4.94	191	6,099	5.35	244
Tax-exempt loans	24,678	3.53	652	36,997	3.61	1,000
Total loans, net of unearned income*	935,793	4.16	29,084	859,163	4.28	27,537
Other earning assets	42,773	0.24	76	38,894	0.34	98
Total earning assets	1,502,410	3.15	35,353	1,274,341	3.50	33,357
Cash and due from banks	26,456			18,289
Allowance for loan losses	(11,136)			(10,307)
Other assets	38,699			37,625
Total assets	$1,556,429			$1,319,948
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$299,795	0.21%	470	$247,529	0.28%	523
Municipals	123,599	0.32	298	117,166	0.66	576
Money market	116,986	0.31	271	88,611	0.49	325
Savings	377,727	0.31	869	278,997	0.43	893
Time < $100	100,397	0.96	723	115,123	1.45	1,252
Time $100 through $250	53,120	0.90	358	67,551	1.60	811
Time > $250	27,561	1.01	209	33,908	1.72	436
Total interest-bearing deposits	1,099,185	0.39	3,198	948,885	0.68	4,816
Short-term borrowings	71,266	0.37	196	50,830	0.51	195
Long-term debt	10,000	1.57	119	8,084	1.57	96
Total interest-bearing liabilities	1,180,451	0.40	3,513	1,007,799	0.68	5,107
Non-interest-bearing deposits	232,447			178,775
Other liabilities	9,523			9,572
Shareholders' equity	134,008			123,802
Total liabilities and shareholders' equity	$1,556,429			$1,319,948
Net interest rate spread		2.75%			2.82%
Margin/net interest income		2.83%	$31,840		2.96%	$28,250

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and nine months ended September 30, 2021 and 2020.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2021 compared			September 30, 2021 compared
	to September 30, 2020			to September 30, 2020
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Government agencies	$(28)	$6	$(34)	$(107)	$229	$(336)
State and municipal	203	376	(173)	512	1,270	(758)
Mortgage-backed and CMOs	279	435	(156)	12	1,518	(1,506)
Pooled trust preferred securities	1	1	—	—	1	(1)
Corporate debt securities	12	7	5	13	(5)	18
Equities	19	23	(4)	41	60	(19)
Total Investment securities (AFS & Equity)	486	848	(362)	471	3,073	(2,602)
Loans:
Commercial real estate	536	951	(415)	825	2,304	(1,479)
Residential real estate	69	166	(97)	274	567	(293)
Home equity loans	(73)	(33)	(40)	(388)	(135)	(253)
Commercial and industrial	69	(433)	502	1,237	192	1,045
Consumer loans	(14)	(11)	(3)	(53)	(37)	(16)
Tax-exempt loans	(100)	(90)	(10)	(348)	(333)	(15)
Total Loans	487	550	(63)	1,547	2,558	(1,011)
Other earning assets	—	(4)	4	(22)	10	(32)
Total interest income	973	1,394	(421)	1,996	5,641	(3,645)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	8	28	(20)	(53)	110	(163)
Municipals	(13)	4	(17)	(278)	30	(308)
Money market	13	26	(13)	(54)	104	(158)
Savings	44	78	(34)	(24)	315	(339)
Time < $100	(167)	(49)	(118)	(529)	(162)	(367)
Time $100 through $250	(127)	(43)	(84)	(453)	(175)	(278)
Time > $250	(70)	(19)	(51)	(227)	(82)	(145)
Total interest-bearing deposits	(312)	25	(337)	(1,618)	140	(1,758)
Short-term borrowings	15	24	(9)	1	78	(77)
Long-term debt	1	—	1	23	23	—
Total interest expense	(296)	49	(345)	(1,594)	241	(1,835)
Net interest income	$1,269	$1,345	$(76)	$3,590	$5,400	$(1,810)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2021 were $1,569,374,000, an increase of $210,201,000, or 15.5%, from the third quarter of 2020, with average loans increasing $40,631,000, or 4.6%, and average investment securities increasing $176,280,000, or 41.6%, over the same period in 2020. Excess cash from deposit growth was deployed to the securities portfolio, which earns a better yield than Fed Funds or deposits at the Federal Reserve Bank.  Average loans as a percent of average earning assets was 59.0% for the third quarter of 2021, compared with 65.2% for the third quarter of 2020. On the funding side, average deposits increased

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

$177,423,000, or 14.6%, to $1,389,149,000 for the third quarter of 2021 primarily due to growth in non-interest-bearing and interest-bearing demand, money market and savings deposits. Customers continue to reinvest funds into more liquid accounts. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements, increased $24,193,000 to $78,680,000 during the third quarter of 2021 compared to $54,487,000 for the same period in 2020.

The net interest margin for the third quarter of 2021 decreased six points to 2.72% from 2.78% for the same period in 2020. While competition for quality loans in our local market continues to exert pressure on the net interest margin, the decline in interest rates starting in March 2020 resulted in significantly lower bond yields and prepayments and calls of existing higher-yielding, seasoned investments.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $973,000, or 8.9%, to $11,906,000 for the third quarter of 2021; total interest expense decreased $296,000, or 20.7%, to $1,137,000. Decreases in rates on earning assets were offset by $646,000 of net deferred origination fees and costs recorded as income on forgiven PPP loans.   All categories of interest-bearing deposits experienced lower rates in the third quarter of 2021 compared to the third quarter of 2020.

The yield on earning assets on a tax-equivalent basis decreased 19 basis points from 3.20% for the third quarter of 2020, to 3.01% for the third quarter of 2021. The cost of interest-bearing liabilities was 0.36% for the third quarter ended September 30, 2021, compared with 0.53% for the same period in 2020.

Interest income on investment securities (available-for-sale and equity) increased $486,000 when comparing the quarters ended September 30, 2021 and 2020. The average yield on the investment portfolio was 1.55% for the third quarter of 2021 compared with 1.74% for the third quarter of 2020.

Income on U.S. Government agency securities decreased $28,000 as the average balances increased $2,160,000 and the rate decreased 17 basis points.

Interest income on municipal securities, which are primarily tax-exempt, increased due to a $49,724,000 increase in average balances, partially offset by a 59 basis-point decrease in rates.  Proceeds from matured, called securities and proceeds from deposits were invested back into the U.S. Government agency, municipal and mortgage-backed securities portfolios. Typically, QNB purchases municipal bonds with 10-20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs increased $279,000 while average balances increased $120,611,000 and yield declined 17 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $487,000 to $9,546,000 when comparing the third quarters of 2021 and 2020, with a 4.6% growth in average balances contributing an increase in interest income of $550,000. The yield on loans, at 4.09%, was two basis points higher than the third quarter of 2020 due to the impact of PPP loan forgiveness on the commercial and industrial loan rate; however, the rate decreases on the mix of the other loan categories more than offset this impact contributing to a $63,000 net decrease in interest income.  Falling interest rates as well as competitive pressures compressed the yields on new loans being originated.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $536,000 when comparing the third quarters of 2021 and 2020, primarily due to increased average balances of $84,727,000, or 17.6%, offset in part by a 29-basis point decrease in rate from 4.38% in 2020 to 4.09% in 2021.

Income on commercial and industrial loans increased $69,000 when comparing the third quarters of 2021 and 2020. The average yield on these loans increased 113 basis points to 4.82% resulting in an increase in income of $502,000; average balances decreased $47,187,000, to $176,226,000 for the third quarter of 2021 resulting in a $433,000 decrease in interest income. Many of the loans in this category are indexed to the prime interest rate, which decreased a total of 150 basis points in March 2020.  Included in this category are the PPP loans; forgiveness of the PPP loans contributed approximately $18,455,000 of the net volume decrease.  The PPP loans yield one percent to the customer: however, QNB received origination fees from the SBA ranging from a flat fee of $2,500 to

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

one to five hundred basis points.  The accretion of SBA origination fees is accelerated upon forgiveness of the loan.  The yield on PPP loans was 5.36% for the third quarter of 2021 compared with 2.91% for the same period in 2020.

Tax-exempt loan income was $217,000 for the third quarter of 2021, a decrease of $100,000, or 31.5%, from the same period in 2020. Average balances decreased $9,830,000, or 28.5%, to $24,641,000 for the third quarter of 2021, resulting in a decrease of $90,000 in income. The yield on municipal loans decreased 16 basis points, to 3.50% for the third quarter of 2021, compared with the same period in 2020, resulting in a decrease of $10,000 in interest income.   The decrease in volume during 2021 was a result of municipal loans being refinanced as bonds.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $69,000 when comparing the third quarter of 2021 to the same period in 2020.  Average residential mortgage loan balances increased by $17,686,000, or 22.2%, to $97,346,000 for the third quarter of 2021 compared to the same period in 2020, which contributed a $166,000 increase in interest income. However, the average yield on the portfolio decreased 40 basis points to 3.33% for the third quarter of 2021, which resulted in a $97,000 decrease in interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities.  Average home equity loans decreased by $3,935,000, or 6.5%, to $56,613,000 and the average yield decreased 28 basis points to 3.28% resulting in a combined decrease in interest income of $73,000. The yield on the consumer portfolio decreased 22 basis points to 4.90% for the third quarter of 2021 and there was a $830,000 decrease in average balances resulting in a combined $14,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $296,000, when comparing the third quarter of 2021 to the same period in 2020.  The growth in average deposits continues to be centered in accounts with greater liquidity. Average non-interest-bearing demand accounts increased $31,370,000, or 15.2%, to $237,642,000 for the third quarter of 2021. Average interest-bearing demand accounts increased $49,912,000, or 19.0%, to $313,011,000 for the third quarter of 2021. Interest expense on interest-bearing demand accounts increased $8,000 to $154,000 for the same period, as the average rate paid decreased two basis points to 0.20% for the third quarter 2021. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.15% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2021, the average balance in this product was $97,356,000 and the related interest expense was $87,000 for an average yield of 0.35%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2020 was $78,033,000 and the related interest expense was $78,000 for an average yield of 0.40%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts decreased $13,000 to $115,000 for the third quarter of 2021. The average interest rate paid on municipal interest-bearing demand accounts decreased five basis points to 0.32% for the third quarter of 2021 and average balances increased $4,373,000, or 3.2%, to $142,960,000. Many of these accounts are indexed to the Federal funds rate with rate floors; therefore, the 150-basis point decrease in the Federal funds rate in March 2020 affected the yield of these deposits. Municipal deposits are seasonal in nature and are received during the third and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts increased $29,212,000, or 30.4%, to $125,274,000 for the third quarter of 2021 compared with the same period in 2020. Interest expense on money market accounts increased $13,000 to $96,000, and the average interest rate paid on money market accounts decreased four basis points to 0.30% for the third quarter of 2021. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $44,000 when comparing the third quarter of 2021 to the third quarter of 2020. The average interest rate paid on savings accounts decreased four basis points to 0.29% for the third quarter of 2021. When comparing these same periods, average savings accounts increased $93,565,000, or 31.0%, to $394,980,000 for the third quarter of 2021 primarily due to increases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2021 of $296,579,000 compared to $216,627,000 in the same period of 2020. The average yield paid on these accounts was 0.35% for the third quarter of 2021 and 0.40% for the same period in 2020. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $13,613,000 when comparing the third quarter of 2021 average to the same period in 2020.  Many of the Bank’s maturing time deposits throughout 2020 and into 2021 were deposited to these liquid interest-bearing accounts.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on time deposits totaled $371,000 for the third quarter of 2021 compared to $735,000 in 2020. Average total time deposits decreased $31,009,000 to $175,282,000 for the third quarter of 2021. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits decreased 57 basis points from 1.41% to 0.84% when comparing the third quarter of 2020 to the same period in 2021.

Approximately $98,832,000, or 57%, of time deposits at September 30, 2021 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.63%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings were comprised primarily of sweep accounts structured as repurchase agreements with our commercial customers at September 30, 2021 and September 30, 2020. Interest expense on short-term borrowings increased $15,000 for the third quarter of 2021 to $68,000 when compared to the same period in 2020. When comparing these same periods, average balances increased $24,193,000 to $78,680,000.    During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a lower yield than short-term borrowings at that time.

Net Interest Income and Net Interest Margin – Nine-Month Comparison

For the nine-month period ending September 30, 2021, average earning assets increased $228,069,000, or 17.9%, to $1,502,410,000, with average loans increasing 8.9% and average investment securities increasing 39.2%. Average total deposits increased $203,972,000, or 18.1%, to $1,331,632,000 for the nine-month period ended September 30, 2021 compared to the same period in 2020. The net interest margin on a tax-equivalent basis was 2.83% for the nine-month period ended September 30, 2021, a 13-basis point decrease from the same period in 2020.

Total interest income on a tax-equivalent basis increased $1,996,000, or 6.0%, to $35,353,000 from $33,357,000, when comparing the nine-month periods ended September 30, 2021 and September 30, 2020, due to an increase in volume. Interest income increased $5,641,000 as a result of volume and decreased $3,645,000 as a result of lower yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets decreased from 3.50% to 3.15% for the nine-month periods with the yield on loans down 12 basis points to 4.16%. QNB continues to experience pressure on yields due to historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments decreased 45 basis points from 2.03% to 1.58% when comparing the nine-month periods.

Total interest expense decreased $1,594,000 for the nine-month period ended September 30, 2021 compared with the same period in 2020, attributable primarily to a decrease in rates.   The average rate paid on interest bearing deposits decreased 29 basis points to 0.39% for the nine-month period ended September 30, 2021 versus the same period in 2020. QNB funded growth in loans with net proceeds primarily from growth in deposits; QNB was therefore able to reduce its short-term borrowing needs resulting in decreased FHLB borrowings in the nine months ended September 30, 2021 compared with the same period in 2020. The average balance of total short-term FHLB borrowings decreased $2,319,000 and the related interest decreased $34,000.  The remainder of the short-term borrowings comprise of sweep accounts structured as repurchase agreements with our commercial customers; these repo average balances increased $22,755,000, or 46.9%, resulting in a net increase in interest expense of $35,000 and the average borrowing rate on the repos decreased seven basis points. Average long-term debt was $10,000,000 for the nine months ended September 30, 2021, compared to $8,084,000 for the same period in 2020. The yield on interest-bearing liabilities decreased 28 basis points to 0.40% for the nine months ended September 30, 2021.

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

Based on this analysis, QNB recorded $0 and $458,000 in provision for loan losses in the three and nine months ended September 30, 2021, respectively, compared with $250,000 and $1,000,000 for the same periods in 2020. QNB's allowance for loan losses of $11,214,000 represents 1.21% of loans receivable at September 30, 2021 compared with an allowance for loan losses of $10,826,000, or 1.18% of loans receivable, at December 31, 2020, and $10,765,000, or 1.21% of loans receivable, at September 30, 2020. Management believes the allowance for loan losses at September 30, 2021 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.  Excluding PPP loans, the allowance level stated as a percent of loans receivable was 1.25% at September 30, 2021, 1.27% at December 31, 2020, and 1.33% at September 30, 2020.

Net recoveries were $12,000 and net charge-offs were $70,000 for the three and nine months ended September 30, 2021 compared to net recoveries of $51,000 and net charge-offs $122,000 for the same periods in 2020. Charge-offs of approximately $161,000 during the nine months ended September 30, 2021 consisted primarily of student loans of $72,000, home equity lines of $12,000, commercial loans secured by residential real estate of $38,000 and overdrafts of $38,000. These were offset by $91,000 in recoveries comprising $63,000 in repayments from borrowers of previously charged-off credits, and $28,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.01% and 0.02% for the three months ended September 30, 2021 and 2020, respectively.  Annualized net charge-offs as a percentage of average loans receivable of 0.01% and 0.02% for the nine months ended September 30, 2021 and 2020, respectively.

Non-performing assets were $12,144,000 at September 30, 2021 compared to $14,109,000 as of December 31, 2020 and $14,666,000 at September 30, 2020. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.31% of loans receivable at September 30, 2021 compared with 1.53% of loans receivable at December 31, 2020 and 1.65% of loans receivable at September 30, 2020.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2021, $4,644,000, or approximately 59% of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $18,946,000, a decrease of $3,247,000, or 14.6%, from the $22,193,000 reported at December 31, 2020 and an increase of $2,230,000, or 13.3%, from the $16,716,000 reported at September 30, 2020. The increase in classified loans since September 2020 is due to the downgrade of a commercial credit, partially offset by repayments on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2021, December 31, 2020, or September 30, 2020. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.55% of loans receivable at September 30, 2021 compared with 0.62% at December 31, 2020, and 0.33% at September 30, 2020.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,317,000 at September 30, 2021, compared with $4,469,000 at December 31, 2020, and $4,705,000 at September 30, 2020. There were no newly identified troubled debt restructurings during the three or nine months ended September 30, 2021. QNB had no other real estate owned or repossessed assets at September 30, 2021, December 31, 2020, or September 30, 2020.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2021	2020	2020
Non-accrual loans	$7,827	$9,640	$10,001
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,317	4,469	4,665
Total non-performing loans	12,144	14,109	14,666
Total non-performing assets	$12,144	$14,109	$14,666

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$931,080	$868,461	$856,370
Total loans	923,778	920,042	887,792

Allowance for loan losses	11,214	10,826	10,765

Allowance for loan losses to:
Non-performing loans	92.34%	76.73%	73.40%
Total loans (excluding held-for-sale)	1.21%	1.18%	1.21%
Average total loans (excluding held-for-sale)	1.20%	1.25%	1.26%

Non-performing loans / total loans (excluding held-for-sale)	1.31%	1.53%	1.65%
Non-performing assets / total assets	0.73%	0.98%	1.03%

An analysis of net loan charge-offs for the three and nine months ended September 30, 2021 compared to 2020 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net charge-offs	$(12)	$(51)	$70	$122

Net annualized charge-offs to:
Total loans	(0.01%)	(0.02%)	0.01%	0.02%
Average total loans excluding held-for-sale	(0.01%)	(0.02%)	0.01%	0.02%
Allowance for loan losses	(0.42%)	(1.88%)	0.84%	1.51%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At September 30, 2021 and December 31, 2020, the recorded investment in loans for which impairment has been identified totaled $12,646,000 and $14,516,000 of which $4,948,000 and $6,432,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,698,000 and $8,084,000 at September 30, 2021 and December 31, 2020, respectively, and the related allowance for loan losses associated with these loans was $2,884,000 and $3,050,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2021	2020	Amount	Percent	2021	2021	Amount	Percent
Net gain on sales of investment securities	$404	$198	$206	104.0%	$1,040	$367	$673	183.4%
Unrealized gain (loss) on investment equity securities	(836)	627	(1,463)	(233.3)	839	(1,147)	1,986	(173.1)
Fees for services to customers	363	299	64	21.4	958	952	6	0.6
ATM and debit card	687	598	89	14.9	1,989	1,602	387	24.2
Retail brokerage and advisory	218	141	77	54.6	578	423	155	36.6
Bank-owned life insurance	87	70	17	24.3	423	207	216	104.3
Merchant	122	110	12	10.9	345	298	47	15.8
Net gain on sale of loans	65	589	(524)	(89.0)	537	1,035	(498)	(48.1)
Other	205	177	28	N/M	544	318	226	71.1
Total	$1,315	$2,809	$(1,494)	-53.2%	$7,253	$4,055	$3,198	78.9%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2021 was $1,315,000, a decrease of $1,494,000, compared to $2,809,000 for the third quarter of 2020. Excluding net realized and unrealized gains (losses) on equity securities for both periods, total non-interest income was $1,760,000 and $1,999,000 for the quarters ended September 30, 2021 and 2020, respectively, a decrease of $239,000 or 12.0%.

During the third quarter of 2021, unrealized losses on investment equity securities of $836,000 were recorded compared to gains of $627,000 in the same period of 2020. The unrealized losses and gains for the three months ended September 30, 2021 and 2020 resulted from the change in the fair value of the equities portfolio, the performance of which was consistent with the overall performance of the U.S. stock market for the periods. The equities portfolio comprises blue-chip large-capitalized stocks, providing a year-to-date taxable equivalent dividend yield of 2.98%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through September 30, 2021 is $2.26 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the following table.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,						For the Nine Months Ended September 30,
	2015	2016	2017	2018	2019	2020	2021	2020

Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$392	$326	$285
Net gain (loss) on sales	691	758	1,557	(79)	1,781	585	1,022	351
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(47)	839	(1,147)
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	930	2,187	(511)
Tax expense (benefit)*	357	324	700	(33)	816	269	631	(148)
Net income	$523	$475	$1,026	$(82)	$2,009	$661	$1,556	$(363)

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.44	$(0.10)
Earnings per share - diluted	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.44	$(0.10)
Tax-equivalent yield*	3.35%	3.13%	3.49%	3.08%	3.31%	3.54%	2.98%	3.16%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for all 2017, 2018, 2019, 2020 and 2021 periods.
QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans decreased $524,000 when comparing the third quarter of 2021 to the third quarter of 2020. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $1,899,000 and $11,563,000 for the third quarters of 2021 and 2020, respectively.

Fees for services to customers increased $6,000 to $363,000 for the third quarter of 2021, due primarily to an increase in net overdraft income. ATM and debit card income increased $89,000 to $687,000 for the third quarter of 2021, compared to the same period in 2020, due primarily to debit card interchange fee income.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased for the third quarter of 2021 compared to the same period in 2020. Advisory fees increased $56,000 for the third quarter of 2021 compared with the same period in 2020 due to assets under management, while transactional fees increased $21,000 when comparing third quarters of 2021 and 2020 due to the sale of annuity products.

Merchant income increased by $12,000 to $122,000 for the third quarter of 2021, compared to the same period in 2020. Other non-interest income increased $28,000.  QNB recorded $37,000 in other income due to an anti-trust class action settlement related to the purchase and sale of US government agency securities over several years.  There was an increase in title company income of $11,000 due to the increased volume of mortgage originations.  These increases we offset in part by decreased valuation of mortgage servicing rights of $9,000 and sales of checks of $8,000.

Nine-Month Comparison

Total non-interest income for the nine-month periods ended September 30, 2021 and 2020 was $7,253,000 and $4,055,000, respectively, an increase of $3,198,000. Excluding realized and unrealized gain and losses on equity securities for both periods, total non-interest income was $5,392,000 and $4,055,000, respectively, an increase of $541,000, or 11.2%.

Net investment securities gains increased $673,000 to $1,040,000 for the nine months ended September 30, 2021 compared to $367,000 for the comparable nine months in 2020.  Market conditions in the equities market for the nine months ended September 30, 2020 versus the same period in 2021 resulted in greater opportunities for profitable sales in 2021.  QNB recorded realized gains of $1,022,000 compared to gains of $351,000  on equity securities for the nine months ended September 30, 2021 and 2020, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net gains on sales of loans decreased to $537,000 from $1,035,000, when comparing the nine months ended September 30, 2021 to the same period in 2020.  Proceeds from the sale of residential mortgages were $15,023,000 and $21,756,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.

ATM and debit card and merchant income increased $387,000 and $47,000, respectively, for the first nine months of 2021 compared to 2020, for reasons detailed in the quarterly comparison.

Retail brokerage and advisory fees increased $155,000, or 36.6%, to $578,000 for the nine months ended September 30, 2021 compared to the same period in 2020; advisory fees increased $127,000 and transaction-based fees increased $28,000.

Bank-owned life insurance income includes a life insurance benefit claim of $193,000.  Other non-interest income increased $226,000.    QNB recorded $37,000 in other income due to an anti-trust class action settlement related to the purchase and sale of US government agency securities over several years.  Mortgage servicing income increased $61,000 when comparing the two periods primarily due to an increase in the fair value of servicing rights.  There was an increase in title company income of $72,000 due to the increased volume of mortgage originations and an increase in letter of credit fees of $45,000.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries and employee benefits	$4,554	$4,182	$372	8.9%	$12,913	$12,239	$674	5.5%
Net occupancy	535	555	(20)	(3.6)	1,688	1,602	86	5.4
Furniture and equipment	714	684	30	4.4	2,054	2,015	39	1.9
Marketing	180	155	25	16.1	655	632	23	3.6
Third-party services	470	444	26	5.9	1,552	1,401	151	10.8
Telephone, postage and supplies	158	154	4	2.6	532	543	(11)	(2.0)
State taxes	238	243	(5)	(2.1)	738	645	93	14.4
FDIC insurance premiums	195	140	55	39.3	577	419	158	37.7
Other	746	640	106	16.6	2,153	1,848	305	16.5
Total	$7,790	$7,197	$593	8.2%	$22,862	$21,344	$1,518	7.1%

Quarter to Quarter Comparison

Total non-interest expense was $7,790,000 for the third quarter of 2021, an increase of $593,000, or 8.2%, compared to the third quarter of 2020.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $372,000, or 8.9%, to $4,554,000 when comparing the two quarters. Salary expense and related payroll taxes increased $372,000 to $4,554,000 during the third quarter of 2021 compared to the same period in 2020 due to increased salaries of $178,000, bonus accruals of $211,000 and lower contra loan origination deferred costs of $31,000. Medical and dental premiums, net of employee contributions, decreased $75,000 to $363,000 when comparing the two quarters due to a decrease in medical claims.

Net occupancy and furniture and equipment expenses combined increased $10,000, or 0.8%, when comparing the third quarters of 2021 and 2020. This is due primarily to increased software maintenance expense. Marketing expense increased $25,000, or 16.1%, to $181,000 for the quarter ended September 30, 2021, due to resuming events in 2021 that had been cancelled in 2020 as a result of the COVID-19 Pandemic.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $26,000 when comparing the two periods, due primarily to increases in fees paid to outside vendors for support services. FDIC insurance premiums increased $55,000 due to capital and asset growth.

Other non-interest expense increased $106,000, or 16.6%, primarily due to Checkcard expense and increased travel and entertainment resulting from events resuming in 2021 that were cancelled in 2020.

Nine-Month Comparison

Total non-interest expense was $22,862,000 for the nine-month period ended September 30, 2021, an increase of $1,518,000, or 7.1%, compared to the nine months ended September 30, 2020.

Salaries and benefits expense increased $674,000 to $12,913,000 for the nine months ended September 30, 2021 compared to the same period in 2020, for the same reasons described in the quarter comparison. Salary and related payroll tax expense increased $673,000, or 8.9%, during the period, to $10,991,000 while medical and dental premiums, net of employee contributions, decreased $289,000, to $1006,000.

Net occupancy and furniture and equipment expense increased $125,000, or 3.5%, to $3,742,000, and third-party services increased $151,000, or 10.8%, to $1,552,000 for the nine months ended September 30, 2021, for the same reasons described in the quarter comparison.

FDIC insurance premiums increased $158,000 due to the reasons described in the quarter comparison.  State taxes increased $93,000 due to increased Bank shares tax.

Other non-interest expense increased due to the reasons described above in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2021, QNB’s net deferred tax asset was $1,784,000. The primary components of deferred taxes are deferred tax assets of which $2,355,000 relates to the allowance for loan losses. As of December 31, 2020, QNB’s net deferred tax asset was $66,000 of which $2,273,000 was related to the allowance for loan losses. The increase in the balance of net deferred tax assets when comparing September 30, 2021 to December 31, 2020 is due to the decrease in unrealized (losses) gains on available for sale securities at September 30, 2021 compared to December 31, 2020, contributing to $1,867,000 of the increase.

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

Applicable income tax expense was $685,000 for the quarter and $2,909,000 for the nine months ended September 30, 2021, compared to $914,000 for the quarter and $1,506,000 for the nine months ended September 30, 2020. The effective tax rate for third quarter and nine-month periods ended September 30, 2021 was 16.7% and 19.1%, respectively, compared with 19.5% and 16.0%, respectively, for the same period in 2020. The increase in the effective tax rate for the nine months ended September 30, 2021 is due to the state income tax at the parent company related to higher gains in 2021 compared to 2020 on the equities portfolio, and to the lower proportion of tax-exempt net interest income to income before taxes.

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

Total assets at September 30, 2021 were $1,658,544,000 compared with $1,440,229,000 at December 31, 2020. Cash and cash equivalents decreased $15,171,000 from $39,331,000 at December 31, 2020 to $24,160,000 at September 30, 2021, due primarily to increases in investment securities during the nine months ended September 30, 2021.

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

Loans receivable grew $3,736,000 with commercial loans decreasing $5,831,000 to $763,979,000 at September 30, 2021, compared with $769,810,000 at year-end 2020.  Commercial loans include the PPP loans; excluding PPP loans, commercial loans increased $37,434,000.  Retail loan balances increased $8,992,000 comparing September 30, 2021 to December 31, 2020. Under the CARES Act, QNB continues to provide solutions to customers experiencing financial hardship caused by the COVID-19 Pandemic. As of September 30, 2021, QNB had no modifications to commercial portfolio and had modifications to one retail loan with an outstanding balance of $42,000, related to the COVID-19 Pandemic. At September 30, 2021, QNB had 219 PPP loans totaling $29,556,000 reported in commercial and industrial loans.   In 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation. Of this first round of funding, 621 loans have been forgiven in full and $77,397,000 in balances have been forgiven.  The Bank originated 315 PPP loans, or $35,021,000, during the second round of funding which started in January 2021.   Second-draw customers made up 244 of these loans, or $32,240,000, and one-draw customers made of the remaining 71 loans, or $2,781,000.   Of this second round of funding, 135 loans have been forgiven in full and $9,577,000 in balances have been forgiven. Excluding PPP loans net of deferred fees at September 30, 2021 and at December 31, 2020, loans receivable would have increased $46,223,000, or 5.4%, since year-end 2020.

Deposits grew $203,758,000, or 16.6%, from December 31, 2020 to September 30, 2021. Non-interest-bearing demand deposits increased $43,698,000, or 21.4%, with balances of $248,282,000 at September 30, 2021 compared with $204,584,000 at year-end 2020. Interest-bearing demand balances, excluding municipal deposits, increased $33,758,000, or 12.1%, to $312,921,000, with increases in most personal checking products and in the business checking product. The $70,067,000 increase in savings and $31,854,000 increase in money markets was partially offset by the decline in time deposits as balances were moved to more liquid accounts. Total time deposits declined $24,089,000 from December 31, 2020 to September 30, 2021. Municipal deposit balances increased $48,470,000, to $164,671,000, during that period. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 21.4%, from $58,838,000 at December 31, 2020 to $71,426,000 at September 30, 2021. Commercial sweep accounts comprised the entire balance of the short-term borrowing in both periods and increased $12,588,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. There were no overnight borrowings from FHLB at September 30, 2021 or December 31, 2020. In 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2021, the Bank had a maximum borrowing capacity with the FHLB of approximately $315,899,000, which is net of the $10,000,000 in long-term borrowings and a $350,000 letter of credit. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $101,000,000. At September 30, 2021 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $211,607,000 since December 31, 2020, totaling $706,003,000 at September 30, 2021. Growth in deposits since year-end 2020 has been used to fund loans, excess cash was invested in debt securities, primarily amortizing securities, and to cover operating expenses. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $309,917,000 and $220,934,000 of available-for-sale debt securities at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2021 was $135,968,000, or 8.20% of total assets, compared with shareholders' equity of $134,445,000, or 9.33% of total assets, at December 31, 2020. Shareholders’ equity at September 30, 2021 included a negative adjustment of $1,375,000 compared to a positive adjustment of $5,649,000 at December 31, 2020, related to unrealized holding (losses) gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.27% and 8.98% at September 30, 2021 and December 31, 2020, respectively.

Average shareholders' equity and average total assets were $134,008,000 and $1,556,429,000 for the nine months ended September 30, 2021, an increase of 8.2% and 17.9%, respectively, from the averages for the nine months ended September 30, 2020. The ratio of average total equity to average total assets was 8.61% for the nine months ended September 30, 2021 compared to 9.38% for the same period in 2020.

Retained earnings at September 30, 2021 were impacted by nine months of net income totaling $12,343,000 offset by dividends declared and paid of $3,731,000 for the nine-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $641,000 to capital during the nine months ended September 30, 2021.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2021, 91,594 shares have been repurchased since the initial authorization at an average price of $23.59 and a total cost of $2,160,000.

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

The following table sets forth consolidated information for QNB:

	September 30,	December 31,
Capital Analysis	2021	2020
Regulatory Capital
Shareholders' equity	$135,968	$134,445
Net unrealized securities losses, net of tax	1,375	(5,649)
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	137,335	128,788

Tier I capital	137,335	128,788
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	—	10,917
Total regulatory capital	$137,335	$139,705
Risk-weighted assets	$1,108,837	$1,001,561
Quarterly average assets for leverage capital purposes	$1,623,696	$1,419,404

	September 30,	December 31,
Capital Ratios	2021	2020
Common equity tier I capital / risk-weighted assets	12.39%	12.86%
Tier I capital / risk-weighted assets	12.39	12.86
Total regulatory capital / risk-weighted assets	13.41	13.95
Tier I capital / average assets (leverage ratio)	8.46	9.07

At September 30, 2021, common equity Tier I, Tier I capital, and total regulatory capital ratios were fairly level with December 31, 2020. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2021.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2021 is liability sensitive. Management expects that market interest rates will remain level over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2021 and 2020 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2021	2020
+300	-7.60%	-8.36%
+200	-2.25%	-4.10%
+100	0.39%	-1.30%
-100	-11.53%	-5.07%

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

QNB is not subject to foreign currency exchange or commodity price risk. At September 30, 2021, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

September 30, 2021

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB repurchased 11,220 shares of its common stock during the quarter ended September 30, 2021. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2021 through July 31, 2021	4,000	$36.25	4,000	115,626
August 1, 2021 through August 31, 2021	3,220	37.11	3,220	112,406
September 1, 2021 through September 30, 2021	4,000	37.61	4,000	108,406
Total	11,220	$36.98	11,220	108,406

(1)	Transactions are reported as of trade dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008, increased on February 9, 2009 and subsequently increased on April 27, 2021.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 200,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on September 13, 2015.)

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

QNB Corp.

Date: November 15, 2021	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: November 15, 2021	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank