Form 10-K
period 2021-12-31
QNB CORP
filed 2022-03-14
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 25, 2022, 3,551,629 shares of common stock of the registrant were outstanding. As of June 30, 2021 the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $115,132,528 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 24, 2022 are incorporated by reference in Part III of this report.

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
•

The effects of unforeseen external events, including acts of terrorism, acts of war or other events involving armed conflict in other countries, natural disasters, and pandemics, including the COVID-19 Pandemic; and

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania, operated twelve full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2021.

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

At December 31, 2021, QNB had total assets of $1,673,340,000, total loans receivable of $926,470,000, total deposits of $1,449,745,000 and total shareholders’ equity of $136,494,000. For the year ended December 31, 2021, QNB reported net income of $16,492,000 compared to net income for the year ended December 31, 2020 of $12,083,000 and December 31, 2019 of $12,357,000.

At February 17, 2022, the Bank had 179 full-time employees and seven part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

The minimum capital requirements implemented by Basel III, and described below under “Capital Adequacy,” also introduced a capital conservation buffer, comprised of common equity Tier 1 capital, above a banking institution’s minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets in order to avoid limitations on certain distributions, including dividend payments. Under the restrictions applicable to the Bank, to remain “well capitalized,” the Bank had approximately $30,717,000 available for payment of dividends to the Company at December 31, 2021.

Capital Adequacy

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. Tier 2 capital includes the allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets), qualifying preferred stock, subordinated debt, and qualifying Tier 2 minority interests.   The current minimum capital requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. In addition, in order to avoid limitations on certain capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), as of January 1, 2019, a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  At December 31, 2021, QNB’s Tier 1 capital, total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 12.59%, 13.60%, and 12.59%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2021, QNB’s leverage ratio was 7.67%.

During 2018, the FRB raised the threshold of its "Small Bank Holding Company" exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB.

Under the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018, federal banking agencies adopted the community bank leverage ratio (“CBLR”) framework available to depository institutions having less than $10 billion in total assets and meeting certain other qualifying criteria. The CBLR rules provide that qualifying community banking organizations that adopt the CBLR framework and that maintain a CBLR in excess of 9% will be considered to have met the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules and the capital ratio requirements necessary to be considered “well capitalized.” QNB has not elected to use the CBLR framework at this time.

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

At December 31, 2021 and 2020, the Bank qualified as well capitalized under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

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

FDIC Insurance Assessments

The Bank’s deposits are insured to the applicable limits as determined by the FDIC, which is currently $250,000 per depositor.  Under the FDIC's risk-based assessment system, deposit insurance assessments are based on each insured institution's total assets less tangible equity, thereby basing deposit insurance assessments on an institution’s total liabilities, not only insured deposits. Small banks (generally, those with less than $10 billion in assets) are assigned an individual rate based on a formula using financial data and CAMELS (capital adequacy, asset quality, management, earnings, liquidity, and sensitivity) ratings. A bank’s assessment is calculated by multiplying its individual assessment rate by its assessment base (average consolidated total assets less average tangible equity), determined quarterly.

For the years ended December 31, 2021, 2020 and 2019, the Bank recorded $793,000, $569,000, and $266,000 (net of Small Institution Credits of $273,000), respectively, in FDIC deposit insurance premium expense.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2021 the Bank had no of overnight FHLB advances outstanding and $10,000,000 in long-term debt.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2021, the Bank had $1,317,000 in stock of the FHLB.

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

QNB primarily provides banking services to customers located in the Bucks, Lehigh and Montgomery Counties in Pennsylvania. Adverse effects of a regional economic downturn could affect QNB’s ability to attract deposits and qualified loans.  Economic factors impacting the local economy with this region, such as a decline in real estate values, unemployment, natural disasters, or the effects of armed conflict in other parts of the world, including present armed conflicts in Ukraine, may have a negative impact on credit-worthiness of customers, the value of collateral, and customers’ ability to repay loans, which would result in write-downs, increases in non-performing loans, and a decline in QNB’s financial performance measurements.  Unlike larger banks that are more geographically diversified, we provide banking and financial services locally and therefore are more affected by adverse local economic conditions.

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

At December 31, 2021, our lending limit per borrower was approximately $20,763,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income These equity securities are carried at fair value. QNB had nine equity securities with unrealized losses of approximately $474,000 at December 31, 2021. The severity and duration of the fair value declines are consistent with current stock market developments.

At December 31, 2021, the Bank had $1,317,000 in capital stock of the FHLB and $12,000 in capital stock of ACBB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

Our assets at December 31, 2021 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2021, QNB had a net deferred tax asset of $2,449,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings resulting and a reduction to regulatory capital for the amount included in any such allowance.

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

Current US GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred as of the balance sheet date.  The Financial Accounting Standards Board has adopted a new accounting standard, effective for QNB beginning January 1, 2023, referred to as CECL.  The new accounting standard replaces the current loss methodology with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonableness and reportable information to determine credit loss estimates.  QNB is in the process of evaluating the impact of the adoption of the new accounting standard on QNB’s financial statements; however, it is expected that the allowance for loan losses will materially change upon the adoption of CECL.  Any increase in our allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Acts of terrorism and other external events, including natural disasters, national or global health emergencies, and events of armed conflict in other countries, could impact our ability to do business or otherwise adversely affect our business, operations or financial condition.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communications systems.  Such events could cause significant damage, impact the stability of our facilities, result in additional expenses, and impair the ability of our borrowers to repay their loans. Although we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations, and financial condition. In addition, other external events, including natural disasters, health emergencies and epidemics or pandemics, such as the COVID-19 pandemic, and events of armed conflict in other parts of the world, such as the present armed conflict involving Ukraine and Russia, could adversely affect the global or regional economies resulting in unfavorable economic conditions in the United States. Any of such developments could have an adverse effect on our business, operations or financial condition.

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

The following table details QNB Bank’s properties:

Location

•	Quakertown, PA – Downtown Branch (Principal Office) - 15 North Third Street	Owned
•	Quakertown, PA – Towne Bank Center - 320-322 West Broad Street	Owned
•	Quakertown, PA – Computer Center - 121 West Broad Street	Owned
•	Quakertown, PA – Country Square Branch - 240 South West End Boulevard	Owned
•	Quakertown, PA – Quakertown Commons Branch - 901 South West End Boulevard	Leased
•	Dublin, PA – Dublin Branch - 161 North Main Street	Leased
•	Pennsburg, PA – Upper Perkiomen Valley Branch - 410 Pottstown Avenue	Leased
•	Coopersburg, PA – Coopersburg Branch - 51 South Third Street	Owned
•	Perkasie, PA – Perkasie Branch - 607 Chestnut Street	Owned
•	Souderton, PA – Souderton Branch - 750 Route 113	Leased
•	Wescosville, PA – Wescosville Branch - 950 Mill Creek Road	Leased
•	Colmar, PA – Colmar Branch - 127 Bethlehem Pike	Owned
•	Warminster, PA – Warminster Branch - 1402 West Street Road	Leased
•	Allentown, PA – Allentown Branch - 535 N. 19th Street	Leased

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (“OTCBB”). QNB had approximately 640 shareholders of record as of February 25, 2022.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2021 and 2020. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2021
First Quarter	$34.60	$36.50	$31.02	$32.00	$0.35
Second Quarter	38.00	39.97	34.00	34.69	0.35
Third Quarter	37.01	39.50	35.41	35.70	0.35
Fourth Quarter	36.77	36.98	35.86	35.90	0.35

2020
First Quarter	$38.60	$39.95	$27.00	$28.00	$0.34
Second Quarter	30.00	35.00	28.00	28.49	0.34
Third Quarter	28.80	30.00	26.60	27.30	0.34
Fourth Quarter	32.10	33.88	27.20	33.88	0.34

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2021 through October 31, 2021	4,000	$36.81	4,000	104,406
November 1, 2021 through November 30, 2021	4,406	36.59	4,406	100,000
December 1, 2021 through December 31, 2021	—	—	—	100,000
Total	8,406	$36.69	8,406	100,000

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was originally approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009 and April 27, 2021.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 200,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Composite Index, a broad market index;
•

the yearly cumulative total shareholder return on the S&P US SmallCap Banks Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with an average market capitalization of $1.8 billion (individually ranging from $124 million to $19.4 billion) ; and

•

the yearly cumulative total shareholder return on the S&P U.S. BMI Banks - Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
QNB Corp.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
QNB Corp.	100.00	127.85	114.07	118.62	102.88	120.08
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. SmallCap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	122.56	104.72	148.90	134.59	169.99

Source: S&P Global Market Intelligence ©2021

1ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table displays five years of  selected financial amounts and ratios for the QNB:

Year ended December 31,	2021	2020	2019	2018	2017
Income and expense
Net interest income	$42,127	$37,248	$36,294	$35,015	$32,422
Provision for loan losses	458	1,250	1,300	1,130	1,400
Non-interest income	9,781	7,602	8,317	4,892	6,887
Non-interest expense	30,997	28,955	28,104	25,885	23,720
Net income	16,492	12,083	12,357	11,335	8,289

Share and Per Share Data
Net income - basic	$4.64	$3.42	$3.53	$3.27	$2.42
Net income - diluted	4.64	3.42	3.53	3.25	2.41
Book value	38.41	37.80	34.30	29.95	28.59
Cash dividends	1.40	1.36	1.32	1.28	1.24
Average common shares outstanding - basic	3,553,949	3,537,323	3,498,326	3,463,450	3,428,970
Average common shares outstanding - diluted	3,554,138	3,537,360	3,504,150	3,482,509	3,445,811

Balance Sheet at Year-end
Investment securities	$704,770	$448,495	$358,874	$353,642	$379,545
Loans receivable	926,470	920,042	820,616	785,448	733,283
Allowance for loan losses	(11,184)	(10,826)	(9,887)	(8,834)	(7,841)
Other earning assets	4,196	25,909	5,210	570	5,538
Total assets	1,673,340	1,440,229	1,225,023	1,175,452	1,152,337
Deposits	1,449,745	1,228,067	1,037,860	1,015,598	993,948
Borrowed funds	68,476	58,838	55,931	50,872	55,756
Shareholders' equity	136,494	134,445	120,717	104,348	98,570

Selected Financial Ratios
Net interest margin	2.79%	2.92%	3.16%	3.13%	3.14%
Net income as a percentage of:
Average total assets	1.04	0.90	1.02	0.96	0.74
Average shareholders' equity	12.19	9.76	10.58	10.47	8.17
Average shareholders' equity to average total assets	8.53	9.21	9.63	9.20	9.09
Dividend payout ratio	30.15	39.82	37.39	39.12	51.31

QNB experienced significant growth in net income for 2021.  Net income for the year ended December 31, 2021 was $16,492,000, or $4.64 per share on a diluted basis. This compares to 2020 net income of $12,083,000, or $3.42 per share on a diluted basis and 2019 net income of $12,357,000, or $3.53 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity.  Return on average assets was 1.04%, 0.90% and 1.02% in 2021, 2020, and 2019, respectively, and return on average shareholders’ equity was 12.19%, 9.76% and 10.58%, respectively, during those same periods.

The Bank contributed $14,607,000 to net income for the year ended December 31, 2021 compared to $11,753,000 for the same period in 2020; whereas the holding company contributed $1,885,000 to net income for the year ended December 31, 2021 compared to  $330,000 for the same period in 2020.  The increase at the holding company resulted primarily from an increase in gains on sales of equity securities and an increase in the fair value of the equity portfolio during 2021.

2021 versus 2020

The results for 2021 include the following significant components:

•	Net interest income increased $4,879,000, or 13.1%, to $42,127,000 for 2021.

•	The net interest margin on a tax-equivalent basis decreased 13 basis points to 2.79% for 2021 from 2.92% for 2020.

•	Provision for loan losses totaled $458,000 for 2021, compared with $1,250,000 for 2020.

•

Non-interest income for 2021 was $9,781,000, an increase of $2,179,000, or 28.7%, compared with 2020. Non-interest expense for 2021 was $30,997,000, an increase of $2,042,000, or 7.1%, compared with 2020.

•

Investment securities grew $256,275,000, or 57.1% from December 31, 2020.  Loans receivable grew $6,428,000, or 0.7%, from December 31, 2020. Deposits increased $221,678,000, or 18.1%, from December 31, 2020.

•

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $11,672,000, or 1.26% of total loans receivable at December 31, 2021, compared with $14,109,000, or 1.53% of total loans receivable at December 31, 2020.  Loans on non-accrual status were $7,530,000 at December 31, 2021 compared with $9,640,000 at December 31, 2020.  Net charge-offs for 2021 were $100,000, or 0.01% of average total loans, as compared with $311,000, or 0.04% of average total loans for 2020.

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

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2021, 2020, and 2019.

Year ended December 31,	2021	2020	2019
Total interest income	$46,770	$43,693	$46,418
Total interest expense	4,643	6,445	10,124
Net interest income	42,127	37,248	36,294
Tax-equivalent adjustment	706	691	780
Net interest income (tax-equivalent basis)	$42,833	$37,939	$37,074

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

2021 versus 2020

On a tax-equivalent basis, net interest income for 2021 increased $4,894,000, or 12.9%, to $42,833,000. The net interest margin, which decreased 13 basis points to 2.79% was unfavorably impacted by decreased rates on loans and investments.  The average rate earned on earning assets decreased 33 basis points from 3.42% for 2020 to 3.09% for 2021 with the yield on investments decreasing 35 basis points and the yield on loans decreasing nine basis points.  The yield on investment securities was unfavorably impacted by decreased yields on all categories except corporate debt securities, causing a reduction in interest income of $2,145,000; this was favorable offset by an increase in average volume of $175,018,000 contributing to a $3,528,000 increase in interest income.  The yield on loans was unfavorably impacted by decreased rates in all loan categories except commercial and industrial loans, contributing to a $994,000 decline in interest income; this was favorably offset by a $59,997,000 net increase in average volume, of which $70,591,000 was related to an increase in average commercial real estate loans, contributing $2,727,000 in interest income.  The yield on total average interest-bearing liabilities decreased 24 basis points from 0.63% for 2020 to 0.39% for 2021.  The growth in loans and investment securities was funded by a $208,689,000, or 18.1%, increase in average total deposits.  The average rate paid on interest-bearing deposits decreased from 0.63% to 0.38% for the same time periods, respectively, contributing to a decrease in interest expense of $2,051,000, partially offset by a $159,075,000 increase in average interest-bearing deposits resulting in additional interest expense of $215,000.

Relief efforts in place to mitigate the economic impact of COVID-19 pandemic contributed to loan and deposit growth which was partially offset by the competitive local interest rate market for quality loans and deposits.  Net interest spread decreased nine basis points to 2.70% for 2021 compared to 2.79% for 2020.

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

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2021			2020			2019
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Investment securities (AFS & Equities):
U.S. Treasury	$—	0.00%	$—	$—	0.00%	$—	$2,185	2.08%	$46
U.S. Government agencies	80,340	1.05	842	64,517	1.38	891	69,742	1.81	1,261
State and municipal	112,011	2.47	2,765	65,824	3.08	2,027	54,632	3.54	1,936
Mortgage-backed and CMOs	351,801	1.29	4,540	242,039	1.61	3,908	216,638	2.18	4,715
Pooled trust preferred	84	2.49	2	85	3.14	3	105	4.80	4
Corporate debt	7,207	4.03	290	7,365	3.69	272	8,018	3.74	300
Equities	14,481	3.02	437	11,076	3.54	392	8,286	3.31	274
Total investment securities (AFS & Equities)	565,924	1.57	8,876	390,906	1.92	7,493	359,606	2.37	8,536
Loans:
Commercial real estate	556,822	4.15	23,098	486,231	4.46	21,662	464,512	4.82	22,393
Residential real estate	95,241	3.41	3,244	77,077	3.79	2,922	67,602	3.98	2,688
Home equity loans	57,311	3.29	1,886	61,493	3.79	2,328	67,638	4.67	3,158
Commercial and industrial	193,491	4.75	9,189	205,566	4.02	8,273	157,405	5.25	8,269
Consumer loans	5,097	4.98	254	5,959	5.28	314	6,800	6.01	409
Tax-exempt loans	24,026	3.47	835	35,665	3.57	1,274	47,569	3.38	1,609
Total loans, net of unearned income*	931,988	4.13	38,506	871,991	4.22	36,773	811,526	4.75	38,526
Other earning assets	36,715	0.26	94	34,254	0.34	118	3,487	3.90	136
Total earning assets	1,534,627	3.09	47,476	1,297,151	3.42	44,384	1,174,619	4.02	47,198
Cash and due from banks	23,408			19,654			13,275
Allowance for loan losses	(11,157)			(10,443)			(9,216)
Other assets	38,749			37,622			33,362
Total assets	$1,585,627			$1,343,984			$1,212,040

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$307,258	0.20%	$624	$252,050	0.26%	$668	$212,415	0.47%	$990
Municipals	127,828	0.32	411	119,673	0.57	679	112,539	1.80	2,023
Money market	122,361	0.31	381	90,989	0.45	405	90,150	0.90	815
Savings	386,630	0.30	1,178	288,285	0.40	1,155	242,859	0.66	1,605
Time less than $100	98,986	0.93	921	113,647	1.41	1,599	120,980	1.58	1,908
Time $100 through $250	52,693	0.86	454	65,840	1.54	1,012	64,807	1.89	1,225
Time greater than $250	26,833	0.96	257	33,030	1.65	544	44,551	1.93	858
Total interest-bearing deposits	1,122,589	0.38	4,226	963,514	0.63	6,062	888,301	1.06	9,424
Short-term borrowings	71,658	0.36	258	51,745	0.48	247	56,980	1.23	700
Long-term debt	10,000	1.57	159	8,566	1.57	136	—	0.00	—
Total interest-bearing liabilities	1,204,247	0.39	4,643	1,023,825	0.63	6,445	945,281	1.07	10,124
Non-interest-bearing deposits	236,511			186,897			142,072
Other liabilities	9,545			9,472			7,916
Shareholders' equity	135,324			123,790			116,771
Total liabilities and shareholders' equity	$1,585,627			$1,343,984			$1,212,040
Net interest rate spread		2.70%			2.79%			2.95%
Margin/net interest income		2.79%	$42,833		2.92%	$37,939		3.16%	$37,074

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent.  Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2021 vs. 2020			2020 vs. 2019
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Investment securities (AFS & Equities):
U.S. Treasury	$—	$—	$—	$(46)	$—	$(46)
U.S. Government agencies	219	(268)	(49)	(94)	(276)	(370)
State and municipal	1,423	(685)	738	396	(305)	91
Mortgage-backed and CMOs	1,772	(1,140)	632	553	(1,360)	(807)
Pooled trust preferred	—	(1)	(1)	—	(1)	(1)
Corporate debt	(6)	24	18	(24)	(4)	(28)
Equities	120	(75)	45	93	25	118
Total investment securities (AFS & Equities)	3,528	(2,145)	1,383	878	(1,921)	(1,043)
Loans:
Commercial real estate	3,145	(1,709)	1,436	1,047	(1,778)	(731)
Residential real estate	689	(367)	322	377	(143)	234
Home equity loans	(159)	(283)	(442)	(286)	(544)	(830)
Commercial and industrial	(487)	1,403	916	2,531	(2,527)	4
Consumer loans	(45)	(15)	(60)	(51)	(44)	(95)
Tax-exempt loans	(416)	(23)	(439)	(402)	67	(335)
Total loans	2,727	(994)	1,733	3,216	(4,969)	(1,753)
Other earning assets	7	(31)	(24)	1,199	(1,217)	(18)
Total interest income	6,262	(3,170)	3,092	5,293	(8,107)	(2,814)
Interest expense:
Interest-bearing demand	146	(190)	(44)	185	(507)	(322)
Municipals	46	(314)	(268)	128	(1,472)	(1,344)
Money market	140	(164)	(24)	8	(418)	(410)
Savings	394	(371)	23	301	(751)	(450)
Time less than $100	(207)	(471)	(678)	(115)	(194)	(309)
Time $100 through $250	(203)	(355)	(558)	20	(233)	(213)
Time greater than $250	(101)	(186)	(287)	(222)	(92)	(314)
Total interest-bearing deposits	215	(2,051)	(1,836)	305	(3,667)	(3,362)
Short-term borrowings	95	(84)	11	(65)	(388)	(453)
Long-term debt	23	—	23	—	136	136
Total interest expense	333	(2,135)	(1,802)	240	(3,919)	(3,679)
Net interest income	$5,929	$(1,035)	$4,894	$5,053	$(4,188)	$865

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $3,092,000 to $47,476,000 for 2021, while total interest expense decreased $1,802,000 to $4,643,000. Volume growth in earning assets contributed an additional $6,262,000 of interest income and interest rate decreases contributed to a reduction in interest income of $3,170,000. Rate-related interest expense decreased $2,135,000, while volume-related interest expense increased $333,000.

Investments

2021 versus 2020

Interest income on available-for-sale and equity investment securities increased $1,383,000 when comparing the two years. The increase in average balances contributed an additional $3,528,000 to interest income but was partially offset by $2,145,000 due to the 35-basis point decrease in rates. The average yield on the available-for-sale and equity investment portfolio decreased to 1.57% for 2021 compared to 1.92% for 2020.

Income on U.S. Government agency securities decreased $49,000, due to a 33-basis point decrease in the yield from 1.38% for 2020 to 1.05% for 2021, partially offset by an increase in average balances totaling $15,823,000.  Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised during 2021 as a result of the declining rates during the year; these bonds were replaced by lower-yielding securities.

Interest income on tax-exempt municipal securities increased $738,000.  Average balances, which increased $46,187,000, contributed $1,423,000 to interest income. The decrease in yield of 61 basis points from 3.08% in 2020 to 2.47% in 2021 partially offset the increase in interest income by $685,000. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with less favorable tax-equivalent yields. Typically, QNB purchased municipal bonds with 10- to 15-year maturities with call dates between 2 and 5 years.   Future demand for tax-exempt municipal securities is uncertain, as the tax-equivalent yield could be less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (“GSE”) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs increased $632,000 due to a $109,762,000 increase in average balances, partially offset by a 32-basis point decrease in rate from 1.61% for 2020 to 1.29% for 2021. This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase.

Income on corporate debt securities increased $18,000 due to an increase in yield from 3.69% for 2020 to 4.03% for 2021 partially offset by a decrease in average balances of $158,000.

Dividend income on equities increased $45,000 due to an increase in average balances of $3,405,000, partially offset by a decrease in yield of 52 basis points.

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

Loans

2021 versus 2020

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, hotels, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,436,000. The increase in average balances of $70,591,000, or 14.5%, contributed an increase in interest income of $3,145,000; this was partially offset by the 31-basis point decrease in yield, from 4.46% in 2020 to 4.15% in 2021 which resulted in a decrease of interest income of $1,709,000.

Income on commercial and industrial loans, the second largest category, increased $916,000 with the positive impact from an increase in average yield of 73 basis points to 4.75% in 2021 from 4.02% in 2020, contributing to a $1,403,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.  This was partially offset by a decrease in average commercial and industrial loans of $12,075,000, or 5.9%, to $193,491,000 for 2021, resulting in a $487,000 decrease in interest income.  Included in this category are the PPP loans which contributed $7,422,000 of the net volume decrease.  The PPP loans yield one percent to the customer; however, QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points, resulting in a yield of approximately 7.48% for 2021 compared to 3.36% for 2020.   The PPP loans contributed 109 basis points to the increase in the average yield.

Tax-exempt loan income decreased $439,000 from $1,274,000 in 2020. When comparing the same periods, average balances decreased $11,639,000 to $24,026,000, which contributed a $416,000 decrease in interest income.  The average yield on the tax-exempt loan portfolio decreased from 3.57% for 2020 to 3.47% for 2021, resulting in a decrease in interest income of $23,000.

QNB strives to be the “local consumer lender of choice.” QNB continues to focus on its retail lending efforts by adding new product offerings and by marketing and promotion. Overall, retail lending balances increased $13,120,000 while interest income for retail lending decreased $180,000 in 2021 compared with 2020, driven by the 49-basis point decrease in yield.

Given the low yields on alternative investment securities, QNB retained certain fixed rate and hybrid adjustable-rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $18,164,000, or 23.6%, to $95,241,000 for 2021. The average yield on the residential real estate portfolio decreased 38 basis points to 3.41% for 2021 compared to 3.79% for 2020. Overall, interest income for this segment grew $322,000 in 2021.

Income on home equity loans decreased by $442,000 when comparing 2021 and 2020.  During 2021 and 2020, QNB offered attractive rates on both variable rate and fixed rate home equity loans.  Mortgage rates dropped during 2021 resulting in the refinancing home-equity loans and lines into longer-term mortgages, this contributed to the decrease in average balances of $4,182,000, or 6.8%, to $57,311,000 when comparing 2021 and 2020. The yield on the home equity portfolio decreased 50 basis points to 3.29% when comparing the two years. The home values have continued to grow; therefore, we expect that the demand for home equity loans will continue.

Interest income on consumer loans decreased $60,000.  Consumer loans at QNB experienced a decline in average balances in 2021 of $862,000, or 14.5%, led by a decline in student loans. Student loan balances are no longer insured, and QNB ceased funding originations through its third-party provider during the second half of 2018; average balances decreased $470,000 and interest income decreased $42,000 when comparing 2021 and 2020.

2020 versus 2019

Income on commercial real estate loans decreased $731,000.  The increase in average balances of $21,719,000, or 4.7%, contributed an increase in interest income of $1,047,000; this was offset by the 36-basis point decrease in yield, from 4.82% in 2019 to 4.46% in 2020 resulted in a decrease of interest income of $1,778,000.

Income on commercial and industrial loans increased $4,000 with the positive impact from an increase in average balances. Average commercial and industrial loans increased $48,161,000, or 30.6%, to $205,566,000 for 2020, resulting in a $2,531,000 increase in interest income.  PPP loans which contributed $53,374,000 of the net volume increase.  Average yield on these loans decreased 123 basis points to 4.02% causing a decrease of $2,527,000 in interest income.

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

Average home equity loans balances decreased $6,145,000, or 9.1%, to $61,493,000 when comparing 2020 and 2019. The yield on the home equity portfolio decreased 88 basis points to 3.79% when comparing the two years.

Interest income on consumer loans decreased $95,000 primarily due to a $544,000 decrease in Student loans average balances.

Deposits and Borrowings

2021 versus 2020

Earning assets are funded primarily by deposits, which increased on average by $208,689,000, or 18.1%, to $1,359,100,000, when comparing 2021 and 2020. Total interest expense for 2021 was $4,643,000 compared with $6,445,000 for 2020, a decrease of $1,802,000. Interest expense on total deposits decreased $1,836,000 and interest expense on borrowed funds increased $34,000 when comparing the two years. The rate paid on interest-bearing deposits decreased 25 basis points; the rate paid on borrowings decreased 13 basis points, when comparing the two periods. Deposit and borrowing costs are expected to increase as the competition for deposits increases when rates rise

Consistent with the past several years, the growth in deposits during 2021 was centered in accounts with greater liquidity. Average non-interest-bearing demand accounts increased $49,614,000, or 26.5%, to $236,511,000 for 2021; QNB has been successful in increasing both personal and business checking accounts. Average interest-bearing demand accounts increased $55,208,000, or 21.9%, to $307,258,000 for 2021 compared with 2020, with interest expense on interest-bearing demand accounts decreasing $44,000 to $624,000 for 2021. The average rate paid decreased six basis points to 0.20% for 2021 compared to 026% for 2020. Interest-bearing business checking account average balances increased by $7,025,000, or 12.8%, and related interest expense decreased $79,000, or 19 basis points in yield, when comparing the two years. Also included in this category is QNB-Rewards checking, a tiered-rate checking account product. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 debit card purchase transactions post and clear per statement cycle. If these qualifications are not met, the rate paid during 2021 was reduced from 0.20% to 0.10%.  For 2021, the average balance in this product was $96,522,000 and the related interest expense was $350,000 for an average cost of funds of 0.36%. In comparison, the average balance in this product for 2020 was $74,447,000 and the related interest expense was $325,000 for an average cost of funds of 0.44%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the debit card. The average balance of other interest-bearing demand accounts included in this category increased from $122,861,000 for 2020 to $148,969,000 for 2021. The average rate paid on these balances was 0.05% for both years.

Average money market accounts increased $31,372,000, or 34.5%, to $122,361,000 for 2021 compared with 2020. Interest expense on money market accounts decreased $24,000 to $381,000 for 2021 compared with 2020. The average interest rate paid on money market accounts was 0.31% for 2021, a decrease of 14 basis points compared with 2020. The balances in this category primarily comprise Select money market accounts, a product that pays a tiered rate based on account balances. The balances remaining in these accounts for 2021 were primarily at higher-yielding tiers.

Interest expense on municipal interest-bearing demand accounts decreased $268,000 to $411,000 for 2021. The average balance of municipal interest-bearing demand accounts increased $8,155,000, or 6.8%, to $127,828,000 and the average interest rate paid on these accounts decreased 25 basis points to 0.32% for 2021 from 0.57% for 2020. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.15% and 0.35%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

QNB’s online e-Savings product is the largest category of savings deposits and was created to compete with other online savings accounts.  Average balances increased $82,736,000, or 39.9%, to $289,913,000 in 2021 compared with $207,177,000 in 2020.   The average cost of funds on these accounts was 0.36% for 2021 and 0.50% for 2020. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $15,609,000, or 19.2%, to $96,717,000. The average rate paid on total savings accounts was 0.30% for 2021, a ten-basis point decrease from 0.40% for 2020 and interest expense increased $23,000, to $1,178,000 from $1,155,000 over the same period.

Interest expense on time deposits decreased $1,523,000, to $1,632,000 in 2021, due to a 57-basis point decrease in yield, from 1.48% in 2020 to 0.91% in 2021.  The decrease in average balances was $34,005,000 in 2021, to $178,512,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. However, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $95,703,000, or 56.8%, in time deposits will reprice or mature over the next 12 months compared with 66.6% of the portfolio at December 31, 2020. The average rate paid on these time deposits is approximately 0.57%.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks with average balances in 2021 of $71,467,000 and $191,000, respectively. Interest expense on short-term borrowings increased by $11,000 to $258,000 when comparing the two years. During this period average balances of repurchase agreements increased $21,460,000 with a seven-basis point decrease in average rate paid, resulting in an increase of cost of funds of $43,000.  The average balances of borrowings from correspondent banks declined $1,547,000 and the average rate paid decreased 138 basis points, resulting in a decrease in cost of funds of $32,000.

Average long-term debt was $10,000,000 with an average yield of 1.57%. The yield on interest-bearing liabilities decreased 24 basis points to 0.39% for 2021.

2020 versus 2019

Total interest expense for 2020 was $6,455,000 compared with $10,124,000 for 2019, a decrease of $3,679,000. Interest expense on total deposits decreased $3,362,000 and interest expense on borrowed funds decreased $317,000 when comparing the two years. The rate paid on interest-bearing deposits decreased 43 basis points and the rate paid on borrowings decreased 59 basis points, when comparing the two periods.

Average non-interest-bearing demand accounts increased $44,825,000, or 31.6%, to $186,897,000 for 2020; QNB has been successful in increasing both personal and business checking accounts. Average interest-bearing demand accounts increased $39,635,000, or 18.7%, to $252,050,000 for 2020 compared with 2019, with interest expense on interest-bearing demand accounts decreasing $322,000 to $668,000 for 2020. The average rate paid decreased 21 basis points to 0.26% for 2020 compared to 0.47% for 2019. Interest-bearing business checking account average balances increased by $10,689,000, or 24.3%, and related interest expense decreased $265,000, or 72 basis points in yield, when comparing the two years.  This was primarily due to initial proceeds from PPP loans being held by customers at the Bank.  For 2020, the average balance QNB-Rewards checking was $74,447,000 and the related interest expense was $325,000 for an average cost of funds of 0.44%. In comparison, the average balance in this product was $59,490,000 and the related interest expense was $392,000 for an average cost of funds of 0.66%. The average balance of other interest-bearing demand accounts included in this category increased from $108,872,000 for 2019 to $122,861,000 for 2020. The average rate paid on these balances was 0.05% for both years.

Average money market accounts increased $839,000, or 0.9%, to $90,989,000 for 2020 compared with 2019. Interest expense on money market accounts decreased $410,000 to $405,000 for 2020 compared with 2019. The average interest rate paid on money market accounts was 0.45% for 2020, a decrease of 45 basis points compared with 2019

Average money market accounts increased $839,000, or 0.9%, to $90,989,000 for 2020 compared with 2019. Interest expense on money market accounts decreased $410,000 to $405,000 for 2020 compared with 2019. The average interest rate paid on money market accounts was 0.45% for 2020, a decrease of 45 basis points compared with 2019.

Online eSavings average balances increased $7,134,000, or 6.3%, to $119,673,000 and the average interest rate paid on these accounts decreased 123 basis points to 0.57% for 2020 from 1.80% for 2019. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $10,376,000, or 14.7%, to $81,108,000. The average rate paid on total savings accounts was 0.40% for 2020, a 26-basis point decrease from 0.66% for 2019 and interest expense decreased $450,000, to $1,155,000 from $1,605,000 over the same period.

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

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $458,000, $1,250,000 and $1,300,000 for the twelve-month periods ended December 31, 2021, 2020 and 2019, respectively.  Net loan charge-offs were $100,000, or 0.01% of total average loans for 2021 compared with $311,000, or 0.04% of total average loans in 2020 and $247,000, or 0.03% of total average loans in 2019. The majority of the commercial loans charged off during 2021 and 2020 had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loans. Deterioration in credit quality or significant growth in the loan portfolio may result in a higher provision for loan losses in 2022.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
Fees for services to customers	$1,326	$1,315	$1,691	$11	$(376)	0.8%	-22.2%
ATM and debit card	2,682	2,195	2,070	487	125	22.2	6.0
Retail brokerage and advisory	786	581	560	205	21	35.3	3.8
Bank-owned life insurance	497	294	292	203	2	69.0	0.7
Merchant	451	417	348	34	69	8.2	19.8
Net gain (loss) on sale of investment securities	1,806	609	1,755	1,197	(1,146)	196.6	-65.3
Unrealized gain (loss) on investment equity securities	926	(47)	770	973	(817)	N/M	N/M
Net gain on sale of loans	595	1,724	195	(1,129)	1,529	-65.5	N/M
Other	712	514	636	198	(122)	38.5	-19.2
Total	$9,781	$7,602	$8,317	$2,179	$(715)	28.7%	-8.6%

N/M - Not Meaningful

2021 versus 2020

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and debit card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $7,602,000 in 2020 compared with $9,781,000 in 2021, an increase of $2,179,000.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,326,000 for 2021, an increase of $11,000 from 2020. Overdraft income, which represented approximately 72% and 71% of total fees for services to customers in 2021 and 2020, respectively, increased by $20,000, or 2.2%, when comparing 2021 to 2020. The increase in overdraft income primarily reflects an increase in the number of overdraft occurrences.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $2,682,000 in 2021, an increase of $487,000, or 22.2%, from the amount recorded in 2020. Debit card interchange income increased $489,000, or 22.9%, to $2,620,000 in 2021, while ATM surcharge income and monthly card fees income decreased $2,000 to $62,000. The growth in checking accounts and card usage contributed to the increase in debit card income, including the QNB Rewards checking product, a tiered-rate checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

QNB provides securities and advisory services under the name QNB Financial Services through an independent third-party registered Broker/Dealer and Registered Investment Advisor. QNB terminated its contract with its third-party broker-dealer effective August 1, 2018 and entered into a similar arrangement with another third-party provider. QNB Financial Services finalized the transferring of accounts to the new provider’s platform during 2019. QNB receives a percentage of the revenue generated but is responsible for salaries and expenses of advisors who are QNB employees.  Retail brokerage and advisory revenue was $786,000 for 2021 compared with $581,000 in 2020, an increase of $205,000, or 35.3%.  Advisory fees increased $175,000 comparing 2021 to 2020.  Sales in front-loaded products, such as annuities and alternative investments (which include private equity, hedge funds, managed futures, real estate “REITs”, commodities and derivatives contracts) and trailing income related to these increased $30,000 in 2021 over 2020. In 2021, the net income provided by QNB Financial Services was $206,000, compared with $197,000 in net income for 2020.

Income on bank-owned life insurance (“BOLI”) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which limit how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2021 was $497,000 compared to $294,000 for 2020; there was a life insurance benefit of $193,000 realized during 2021.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $451,000 for 2021, an increase of $34,000, or 8.28%, from the amount reported in 2020. The increase in merchant income is primarily a result of increased usage.

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

Net gains on sales of investment securities increased $1,197,000 to a net gain of $1,806,000 for the year ended December 31, 2021, compared with a net gain of $609,000 for the year ended December 31, 2020, primarily due to market conditions which resulted in greater opportunities for profitable sales in 2021 compared with 2020. Gains from equity securities were $1,788,000 in 2021 compared to gains of $585,000 in 2020. Net gains on the sale of fixed income securities were $18,000 for 2021 compared to $24,000 for 2020. Unrealized losses on equity securities of $47,000 were recorded during 2020 compared to unrealized gains $926,000 during 2021.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $595,000 and $1,724,000 for 2021 and 2020, respectively. Mortgage financing activity increased in 2020, as an improvement in rates prompted borrowers to purchase and continued to represent opportunities in 2021. Proceeds from the sale of residential mortgages were $16,773,000 and $35,605,000 for the years ended December 31, 2021 and 2020, respectively. Included in the gains on the sale of residential mortgages in 2021 and 2020 are $122,000 and $249,000, respectively, related to the recognition of mortgage servicing assets.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $102,000 for 2021 and $41,000 for 2020 is included in other non-interest income.

Other non-interest income, excluding mortgage servicing income, was $610,000 for 2021, an increase of $137,000 from the amount recorded in 2020. Other non-interest income included broker-dealer conversion costs reimbursements of $55,000 and $66,000 for 2021 and 2020, respectively. Other non-interest income included $37,000 in an anti-trust settlement. Title company income increased $79,000 and letter of credit fees increased $45,000 when comparing 2021 to 2020.

2020 versus 2019

Total non-interest income was $8,317,000 in 2019 compared with $7,602,000 in 2020, a decline of $715,000.

Fees for services to customers were $1,315,000 for 2020, a decrease of $376,000, or 22.2%, from 2019, primarily due to a reduction in overdraft fees.  ATM and debit card income was $2,195,000 in 2020, an increase of $125,000, or 6.0%, from the amount recorded in 2019. Debit card interchange income increased $117,000, or 5.8%, to $2,131,000 in 2020, while ATM surcharge income and monthly card fees income increased $8,000 to $64,000.

Retail brokerage and advisory revenue was $581,000 for 2020 compared with $560,000 in 2019, an increase of $21,000, or 3.8%.  In 2018 and throughout 2019, there was a transition to move toward advanced advisory fees based on assets under management in lieu of fees per transaction; advisory fees increased $24,000 comparing 2020 to 2019. There was a decreased in sales of front-loaded products in 2020 than in 2019, resulting in decreased revenues of $3,000.

Income on bank-owned life insurance policies during 2020 was $294,000 compared to $292,000 for 2019.

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

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
Salaries and employee benefits	$17,453	$16,541	$16,086	$912	$455	5.5%	2.8%
Net occupancy	2,228	2,164	2,040	64	124	3.0	6.1
Furniture and equipment	2,787	2,750	2,496	37	254	1.3	10.2
Marketing	922	876	1,042	46	(166)	5.3	-15.9
Third party services	2,160	1,923	1,853	237	70	12.3	3.8
Telephone, postage and supplies	715	736	720	(21)	16	-2.9	2.2
State taxes	1,013	887	760	126	127	14.2	16.7
FDIC insurance premiums	793	569	269	224	300	39.4	111.5
Other	2,926	2,509	2,838	417	(329)	16.6	-11.6
Total	$30,997	$28,955	$28,104	$2,042	$851	7.1%	3.0%

2021 versus 2020

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $30,997,000 in 2021, an increase of $2,042,000, or 7.1%, from the $28,955,000 in 2020. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue (tax-equivalent net interest income plus non-interest income). QNB’s efficiency ratios for 2021, 2020 and 2019 were 58.9%, 63.6%, and 61.9%, respectively.  The favorable decrease in the 2021 efficiency ratio is primarily due to tax-equivalent income increasing $4,895,000 in 2021 over 2020 and partially offset by non-interest expense in 2021 increasing $2,179,000, over the same period.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2021 was $17,453,000, an increase of $912,000 compared with $16,541,000 reported in 2020. Salary expense and related payroll taxes for 2021 was $14,704,000, an increase of $942,000 compared with $13,762,000 reported in 2020. Included in salary expense in 2021 was incentive compensation plus related payroll taxes of $1,182,000, a $451,000 increase over incentive compensation in 2020. Benefit expense for 2021 was $1,544,000, a decline of $94,000, or 5.7%, from the amount recorded in 2020.  Medical premiums decreased $151,000 primarily due to stop-loss adjustments.  Retirement plan matching and safe harbor declined $18,000 compared to 2020. QNB utilized unvested forfeited 401(k) contributions to offset retirement plan matching in 2021 and 2020.

Net occupancy and furniture and equipment expense increased $101,000, to $5,015,000 when comparing 2021 to 2020, due primarily to increased software maintenance, additional building maintenance resulting from the COVID-19 Pandemic was recognized in 2021 and 2020.

Marketing expense was $922,000 for 2021, a $46,000 increase from the expense recorded in 2020. QNB’s contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves are included in public relations expense which increased $45,000 in 2021; many of these events were cancelled or postponed in 2020 due to the COVID-19 Pandemic.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services increased $237,000; QNB incurred additional legal, consulting and other third party services to implement a new retail loan software.

Telephone, postage and supplies expense decreased $21,000 to $715,000 in 2021 compared with 2020, primarily due to an increase in supplies during 2020 related to the COVID-19 Pandemic.

The premium assessment formula for small institutions is based on asset growth and related risk assumptions determined by the FDIC as well as capital. Small institutions, for FDIC premium assessments purposes, are defined as those with total consolidated assets less than $10 billion.  FDIC insurance premium expense increased $224,000 in 2021 primarily due to asset growth.

State tax expense represents the payment of the Pennsylvania Shares Tax and Pennsylvania sales and use tax. State tax expense was $1,013,000 and $887,000 for the years 2021 and 2020, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank.  The increase in Pennsylvania Shares Tax is a result of growth of the Bank’s capital.

Other operating expenses for the twelve months ended December 31, 2021 increased $417,000, or 16.6%.  During 2020 there was reduced business development, travel, seminar and meeting expenses related to cancellations of events due to the COVID-19 Pandemic; many of these activities returned in 2021.

2020 versus 2019

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

Third party services increased $70,000 when comparing the two periods.

Telephone, postage and supplies expense increased $16,000 to $736,000 in 2020, compared with 2019, primarily due to an increase in supplies of  $16,000 related to the COVID-19 Pandemic.

FDIC insurance premium expense decreased $355,000 in 2020.  QNB received $273,000 in assessment credits during 2019.

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

Income Taxes

Applicable income tax expense and effective tax rates were $3,961,000, or 19.4% for 2021, $2,562,000, or 17.5% for 2020 compared with $2,850,000, or 18.7%, for 2019. The primary reason for the increased effective tax rate for 2021 over 2020 was due to the state taxes on the realized gains on equity sales securities in 2021.  The primary reason for the decreased effective tax rate for 2020 over 2019 was due to the state taxes on the realized gains on securities in 2019.

QNB expects the effective tax rate in 2022 to be less than the 21% corporate rate, due to its holdings of tax-free assets, including municipal bonds, municipal loans, and life insurance contracts.  For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2021	2020	Amount	Percent
Cash and cash equivalents	$13,390	$39,331	$(25,941)	-66.0%
Investment securities AFS	692,360	435,646	256,714	58.9
Investment equity securities	12,410	12,849	(439)	-3.4
Restricted investment in bank stocks	1,329	1,041	288	27.7
Loans held-for-sale	—	6,570	(6,570)	—
Loans receivable	926,470	920,042	6,428	0.7
Allowance for loan losses	(11,184)	(10,826)	(358)	-3.3
Premises and equipment, net	16,540	15,404	1,136	7.4
Bank-owned life insurance	11,497	11,791	(294)	-2.5
Accrued interest receivable	4,104	4,825	(721)	-14.9
Other assets	6,424	3,556	2,868	80.7
Total assets	$1,673,340	$1,440,229	$233,111	16.2%

Cash and interest-earning deposits

Total cash and cash equivalents decreased $25,941,000 from $39,331,000 at December 31, 2020 to $13,390,000 at December 31, 2021. QNB had interest-bearing balances at the Federal Reserve Bank of $2,931,000 compared with $25,581,000 and interest-bearing balances in a brokerage account of $1,234,000 compared with $242,000 at December 31, 2021 and December 31, 2020, respectively. Net cash was provided by both operating and financing activities. The maturity, prepayment and sales of investment securities and proceeds received from deposit growth more than offset loan growth and the purchases of investment securities.

Investment Securities and Other Short-Term Investments

At December 31, 2021 and 2020, QNB had no Federal funds sold. With the Federal funds rate between 0% and 0.25%, excess funds for liquidity purposes are kept at the Federal Reserve.  These funds carry a 0% risk weighting for risk-based capital calculation purposes.

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

Investment Portfolio History
December 31,	2021	2020	2019
Investment Securities Available-for-Sale
U.S. Government agency	$97,499	$69,776	$69,298
State and municipal	131,035	87,812	50,781
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	329,938	175,847	134,829
Collateralized mortgage obligations (CMOs)	127,012	94,948	86,610
Pooled trust preferred	75	70	79
Corporate debt	6,801	7,193	8,113
Total investment securities available-for-sale	$692,360	$435,646	$349,710
Equity Investments
Equity	$12,410	$12,849	$9,164
Total equity investments	$12,410	$12,849	$9,164
Total investment securities	$704,770	$448,495	$358,874

Investments Available-For-Sale Debt Securities

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2021, the fair value of investment debt securities available-for-sale was $692,360,000, or $4,734,000 less the amortized cost of $697,094,000. This compares to a fair value of $435,646,000, or $7,151,000 above the amortized cost of $428,495,000, at December 31, 2020. The available-for-sale portfolio, excluding the pooled trust preferred securities, had a weighted average maturity of approximately 5.7 years at December 31, 2021 and 5.2 years at December 31, 2020. The weighted average tax-equivalent yield, excluding the pooled trust preferred securities, was 1.56% and 1.57% at December 31, 2021 and 2020, respectively.

At December 31, 2021, approximately 80% of QNB’s investment securities available-for-sale were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2021, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk.  The increase of the investment portfolio as a percent of total assets in 2021 is due to deposit growth and the investment of excess funds. During 2021, $385,926,000 of investment securities available-for-sale were purchased compared with $295,734,000 during 2020.  Proceeds from the sale of investment securities available-for-sale were $282,000 during 2021 compared with $6,930,000 during 2020.  In addition to the proceeds from the sale of investment securities available-for-sale, proceeds from maturities, calls and prepayments were $113,911,000 in 2021 compared with $207,245,000 in 2020.

The balance of U.S. Government agency securities increased $27,723,000 to $97,499,000 at December 31, 2021 and represents 14.1% of the available-for-sale investment portfolio, compared with 16.0% at December 31, 2020. U.S. Government agency issued CMO and MBS balances increased $186,155,000 to $456,950,000 and represents 66.0% of the available-for-sale portfolio compared with 62.2% at December 31, 2020. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities increased $43,223,000 to $131,035,000 at December 31, 2021, representing 18.9% of the available-for-sale portfolio compared with 20.2% at December 31, 2020. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases in addition to the bond rating of the issuer or the rating of bond insurer, if present. Eighty bonds were purchased with a book value of $48,750,000 and ten bonds with a book value of $2,990,000 were called or matured in 2021.

QNB owns one collateralized debt obligations (“CDO”) in the form of a pooled trust preferred security. The security is comprised of securities issued by banks or bank holding companies. QNB owns the mezzanine tranche of this security. The security is structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.  The trust preferred security the Bank continues to hold has a carrying balance of $75,000 at December 31, 2021 and represents the senior-most obligation of the trust.  There was no credit-related other-than-temporary impairment charge during 2021, 2020 or 2019.  Future estimates of fair value of the remaining security could require recording additional OTTI charges through earnings. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

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

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2021	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency:
Fair value	$—	$25,592	$71,907	$—	$97,499
Weighted average yield	—	0.76%	1.19%	—	1.08%
State and municipal:
Fair value	1,756	3,433	18,693	107,153	131,035
Weighted average yield	3.60%	3.66%	3.10%	2.01%	2.23%
Mortgage-backed:
Fair value	24	203,895	126,019	—	329,938
Weighted average yield	3.80%	1.44%	1.47%	—	1.45%
Collateralized mortgage obligations (CMOs):
Fair value	1,057	91,661	34,294	—	127,012
Weighted average yield	2.21%	1.46%	1.36%	—	1.44%
Pooled trust preferred:
Fair value	—	—	—	75	75
Weighted average yield	—	—	—	2.63%	2.63%
Corporate debt:
Fair value	—	2,153	4,648	—	6,801
Weighted average yield	—	2.30%	4.16%	—	3.57%
Total fair value	$2,837	$326,734	$255,561	$107,228	$692,360
Weighted average yield	3.08%	1.42%	1.54%	2.01%	1.56%

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

Investments in Equity Securities

Equity securities decreased $439,000 to $12,410,000 at December 31, 2021 from $12,849,000 at December 31, 2020.  QNB sold $7,768,000 in equity securities for a net gain of $1,788,000 and purchased $4,615,000 in equities during 2021.

Increases and decreases in the fair value of equity securities were recognized in net income during 2021, 2020 and 2019.  At December 31, 2021, the fair value of the equity securities was $12,410,000, or $991,000 above the cost of $11,419,000 compared to $12,849,000, or $65,000 above the cost of $12,784,000 at December 31, 2020.

The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 3.02%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2008 through December 31, 2021 is $2.43 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the following table.

Net Income (Expense) on Equity Securities	For the Year Ended December 31,
	2015	2016	2017	2018	2019	2020	2021
Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$392	$437
Net gain (loss) on sales	691	758	1,557	(79)	1,781	585	1,788
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(47)	926
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	930	3,151
Tax expense (benefit)*	357	324	701	(33)	816	269	910
Net income	$523	$475	$1,025	$(82)	$2,009	$661	$2,241

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63
Earnings per share - diluted	0.16	0.14	0.30	(0.02)	0.57	0.19	0.63
Tax-equivalent yield	3.35%	3.13%	3.49%	3.08%	3.31%	3.54%	3.02%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for the 2017, 2018, 2019, 2020 and 2021 periods.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. Other than disclosed in the forthcoming Loan Portfolio Table, at December 31, 2021, there was a concentration of loans to lessors of residential buildings and dwellings of 18.0% of total loans and to lessors of nonresidential buildings of 24.2% of total loans, compared with 14.9% and 19.6% of total loans, respectively, at December 31, 2020. These concentrations were primarily within the commercial real estate categories.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, qualifying originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity decreased in 2021 with $16,773,000 in residential mortgages originated for sale during 2021, compared with $39,474,000 for 2020. There were no in residential mortgage loans held-for-sale at December 31, 2021 and $6,570,000 at December 31, 2020. These loans are carried at the lower of aggregate cost or market.

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

Under the CARES Act, enacted on March 27, 2020, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. QNB had modified a total 305 commercial loans or $160,676,000 and 61 retail loans or $8,808,000 during 2020 due to COVID-19.  As of December 31, 2021, QNB had modifications on one commercial loan with an outstanding balance of $290,000 which was extended for one deferment period, and one retail loan with an outstanding balance of $42,000 which had extended the initial deferment period,  related to the COVID-19 Pandemic.   QNB will continue work with our borrowers during this difficult time.  During 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation.  At December 31, 2020, QNB had 556 PPP loans totaling $72,821,000 reported in commercial and industrial loans.  PPP loan origination fees net of costs amounted to $1,909,000 at December 31, 2020 and are recognized in interest income as a yield adjustment over the term of the loans.  At December 31, 2021 there were 16 loans remaining outstanding under the 2020 originated PPP loans totaling $806,000 and related net originations costs were $11,000.

Under the Economic Aid Act, enacted on December 27, 2020,  QNB originated additional first draw PPP loans and second draw PPP loans during 2021.  QNB closed 315 loans totaling $35,021,000, including first draw loans of $2,781,000 and second draw loans of

$32.241.000.  There were 82 loans totaling $13,521,000 outstanding at December 31, 2021.   QNB received origination fees from the SBA ranging from a flat fee of $2,500 to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.  Net unearned fees and costs on PPP loans was $471,000 at December 31, 2021.  The PPP loans are 100% guaranteed by the SBA.

Excluding PPP loans net of deferred fees at December 31, 2021 and December 31, 2020, loans receivable would have increased $63,678,000, or 7.5% since year-end 2020 and $28,514,000, or 3.5% in 2020 over 2019.

Total loan receivables at December 31, 2021 were $926,470,000, an increase of $6,428,000, or 0.7%, from December 31, 2020. This follows a 12.1% increase in outstanding loans in 2020. A key financial ratio, loans to deposits was 63.9% at December 31, 2021, compared with 74.9% at December 31, 2020.  QNB continues to be committed to make loans available to credit worthy consumers and businesses.

Loan Portfolio
December 31,	2021	2020	2019	2018	2017
Commercial:
Commercial and industrial	$148,610	$227,431	$168,031	$162,452	$147,190
Construction	55,855	57,594	56,209	50,135	51,157
Secured by commercial real estate	451,404	377,586	336,050	308,590	286,867
Secured by residential real estate	84,741	81,897	72,443	68,581	71,703
State and political subdivisions	19,775	25,302	38,376	43,737	38,087
Retail:
1-4 family residential mortgages	100,281	82,739	69,469	67,453	55,818
Home equity loans and lines	61,782	63,943	73,311	77,475	75,576
Consumer	4,699	5,364	6,530	6,785	6,680
Total loans	927,147	921,856	820,419	785,208	733,078
Net unearned costs (fees)	(677)	(1,814)	197	240	205
Loans receivable	$926,470	$920,042	$820,616	$785,448	$733,283

Loan Maturities and Interest Sensitivity
						Loans due after one year
December 31, 2021	One year or less	After one year through five years	After five through 15 years	After 15 years	Total	With fixed predetermined interest rate	With variable or adjustable interest rates
Commercial:
Commercial and industrial	$84,681	$49,755	$14,052	$122	$148,610	$45,393	$18,536
Construction	18,127	12,513	6,483	18,732	55,855	8,369	29,359
Secured by commercial real estate	8,788	24,030	139,450	279,136	451,404	35,189	407,427
Secured by residential real estate	1,500	3,276	27,842	52,123	84,741	3,334	79,907
State and political subdivisions	7	909	10,215	8,644	19,775	1,652	18,116
Retail:
1-4 family residential mortgages	3,043	595	15,959	80,684	100,281	39,298	57,940
Home equity loans and lines	5,483	3,498	18,862	33,939	61,782	22,547	33,752
Consumer	403	1,719	678	1,899	4,699	2,325	1,971
Total	$122,032	$96,295	$233,541	$475,279	$927,147	$158,107	$647,008

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The Allowance for Loan Losses Allocation table on Page 40 shows the percentage composition of the loan portfolio over the past five years. There was little change in the composition of the portfolio between the periods ended December 31, 2020 and 2021. Loans secured by commercial real estate remained the largest sector of the portfolio amounting to 48.7% and 41.0% of the portfolio at

December 31, 2021 and December 31, 2020, respectively, as the balances in this sector grew by $73,818,000, or 19.5%, from $377,586,000 at December 31, 2020 to $431,404,000 at December 31, 2021. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitality properties, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had no charge-offs in this category in 2021, 2020 or 2019.

Commercial loans secured by residential real estate increased by $2,844,000, or 3.5%, to $84,741,000 at December 31, 2021 and at 9.2% represent a slightly higher share of the overall portfolio than the 8.9% at December 31, 2020. Some of the properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value in prior years. Non-accrual commercial loans secured by residential real estate were $391,000, $875,000, and $851,000 at December 31, 2021, 2020, and 2019, respectively.  Charge-offs in this category have significantly decreased over the past three years. Net charge-off were $9,000 in 2021,  compared to net recoveries of $68,000 in 2020 and net recoveries of $72,000 in 2019.  In 2021, $23,000 in net charge-offs were on out-of-market properties compared with $64,000 of the net recoveries in 2020 and $73,000 of the net recoveries in 2019.

Commercial and industrial loans, the second largest sector of the portfolio, experienced a decline in balances of $78,821,000, or 34.7%, to $148,610,000 at December 31, 2021. This followed a growth in this category of $59,400,000, or 35.4%, in 2020. Excluding PPP loans, commercial and industrial loans increased $49,069,000, or 7.0%, in 2021 and decreased $13,421,000, or 8.0% in 2020. Commercial and industrial loans represented 16.0% of the portfolio at year-end 2020 compared with 24.7% at December 31, 2020. Excluding PPP loans, commercial and industrial loans represented 14.7% of the portfolio at year-end 2021 compared to 18.2% of the portfolio at year-end 2020. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or are unsecured.  During 2021, nonaccrual commercial and industrial loan balances decreased $998,000 to $3,369,000, the majority of which is due to paydowns of $998,000. During 2020, nonaccrual commercial and industrial loan balances decreased $1,534,000 to $4,367,000, the majority of which is due to paydowns of $1,270,000 and the partial charge-off of three credits totaling of $263,000. In 2021, 2020 and 2019, there were charge-off of $0, $268,000 and $207,000, respectively.

Construction loans decreased 3.0% to $55,855,000, or 6.0% of the portfolio at December 31, 2021, from $57,594,000, or 6.2% of the portfolio at December 31, 2020. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete, the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. There were no charge-offs in the construction loan portfolio since 2011, and no construction loans on non-accrual since 2014.

Loans to state and political subdivisions decreased $5,527,000, or 21.8%, to $19,775,000 at December 31, 2020 from $25,302,000 at December 31, 2020. This sector decreased to 2.1% of the total loan portfolio at December 31, 2021 from 2.7% at December 31, 2020. Many municipalities, counties and school districts refinanced their existing bonds or bank debt due to decreased. The decrease in 2021 was primarily due to one relationship lost during the end of 2021.

Residential mortgage loans secured by first lien balances increased by $17,542,000, or 21.2%, to $100,281,000 at December 31, 2021. This followed an increase of $13,270,000, or 19.1%, between December 31, 2019 and December 31, 2020.  In 2021 and 2020, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

Balances in home equity loans and lines decreased $2,161,000, or 3.4%, to $61,782,000 at December 31, 2021. During 2021, QNB continued to offer very attractive rates on both variable and fixed rate home equity loans and lines. These attractive rates, along with excellent customer service, including quick turnaround time, resulted in new originations in home equity loans, however, paydowns and refinancing into mortgage loans contributed to the decline. QNB expects demand for home equity loans will increase as rates normalize and debt consolidation into mortgage loans decline.

Consumer loan balances decreased $665,000 to $4,699,000 at December 31, 2021. In 2013, QNB reentered the private student loan market through a relationship with a third party. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. As of December 31, 2021 the balance of student loans was $2,436,000, a decrease of $288,000 compared with December 31, 2020.  Student loan balances will decline, as their balances are no longer insured, and QNB ceased funding originations through the third party during 2019 and forward.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. Non-performing assets totaled $11,672,000, or 0.70% of total assets at December 31, 2021, a $2,355,000 decrease over the $14,109,000, or 0.98% of total assets at December 31, 2020.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $11,672,000, or 1.26% of total loans receivable at December 31, 2021 compared with $14,109,000, or 1.53% of total loans receivable at December 31, 2020. Loans on non-accrual status were $7,530,000 at December 31, 2021 compared $9,640,000 at December 31, 2020. The decrease was primarily due to paydowns of $2,516,000 and net charge-offs of $65,000, partially offset by $471,000 being placed on nonaccrual of which $391,000 were due to three retail relationships; specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2021, $4,499,000, or approximately 60% of the loans classified as non-accrual, are current or past due less than 30 days.

QNB had no loans 90 days or more past due and still accruing at December 31, 2021 or at December 31, 2020. Total loans that are 30 days or more past due decreased $1,457,000 to $4,243,000, representing 0.46% of total loans at December 31, 2021 compared with $5,700,000 and 0.62% of total loans at December 31, 2020. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans, totaled $4,142,000 and $4,469,000 at December 31, 2021 and 2020, respectively.

QNB held no OREO at December 31, 2021 or 2020.  There were no repossessed assets as of December 31, 2021 or 2020.

Non-Performing Assets
December 31,	2021	2020	2019	2018	2017
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—
Secured by residential real estate	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	—	—
Retail:	—	—	—	—	—
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total loans past due 90 days or more and accruing	—	—	—	—	—

Non-accrual loans
Commercial:
Commercial and industrial	3,369	4,367	5,901	3,179	3,367
Construction	—	—	—	—	—
Secured by commercial real estate	2,279	2,905	3,640	1,965	1,987
Secured by residential real estate	391	875	851	1,102	1,458
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	—	—
Retail:
1-4 family residential mortgages	721	636	636	940	882
Home equity loans and lines	680	752	537	166	142
Consumer	90	105	139	126	85
Total non-accrual loans	7,530	9,640	11,704	7,478	7,921

Troubled debt restructured loans, not included above	4,142	4,469	4,760	2,160	1,321
Total non-performing assets	$11,672	$14,109	$16,464	$9,638	$9,242
Total non-performing assets as a percent of total assets	0.70%	0.98%	1.34%	0.82%	0.80%
Nonaccrual loans to total loans	1.26	1.53	2.01	1.23	1.26

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans, management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At

December 31, 2021, substandard or doubtful loans totaled $18,531,000, a decrease of $3,662,000, or 16.5%, from the $22,193,000, reported as of December 31, 2020

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles (“US GAAP”). The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in QNB’s loan portfolio. Management, in determining the allowance for loan losses, makes significant estimates and assumptions. Since the allowance for loan losses is dependent on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

Economic conditions, nationally and in QNB’s market, improved in 2021 and asset quality remained strong. The allowance level stated as a percent of loans receivable increased from 1.18% at December 31, 2020 to 1.21% at December 31, 2021.  Excluding PPP loans, the allowance level stated as a percent of loans receivable was 1.27% at December 31, 2020 and 1.23% at December 31, 2021.  PPP loans are 100% guaranteed by the SBA.   The allowance for loan losses increased to $11,184,000 at year-end 2021 from $10,826,000 at year-end 2020, due to the increase in loans receivable over the same period partially offset by the improvement in economic conditions.

Allowance for Loan Losses Allocation
December 31,	2021		2020		2019		2018		2017
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$3,368	16.0%	$4,050	24.7%	$4,689	20.5%	$3,092	20.7%	$2,711	20.1%
Construction	363	6.0	346	6.2	590	6.8	551	6.4	563	7.0
Secured by commercial real estate	4,280	48.7	3,736	41.0	2,519	41.0	2,824	39.3	2,410	39.1
Secured by residential real estate	1,035	9.2	871	8.9	629	8.8	754	8.7	816	9.8
State and political subdivisions	69	2.1	89	2.7	115	4.7	153	5.6	114	5.2
Retail:
1-4 family residential mortgages	646	10.8	533	9.0	549	8.5	497	8.6	444	7.6
Home equity loans and lines	376	6.7	386	6.9	310	8.9	338	9.9	357	10.3
Consumer	542	0.5	265	0.6	230	0.8	164	0.8	57	0.9
Unallocated	505		550		256		461		369
Total	$11,184	100.0%	$10,826	100.0%	$9,887	100.0%	$8,834	100.0%	$7,841	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2021 and 2020, the recorded investment in loans for which impairment has been identified totaled $12,192,000 and $14,516,000, respectively, of which $4,633,000 and $6,432,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,559,000 and $$8,084,000 at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the related allowance for loan losses associated with these loans was $2,873,000 and $3,050,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Loan Losses
	2021	2020	2019	2018	2017
Allowance for loan losses:
Balance, January 1	$10,826	$9,887	$8,834	$7,841	$7,394

Charge-offs
Commercial:
Commercial and industrial	—	268	207	—	960
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—
Secured by residential real estate	38	—	51	77	23
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	1	—
Home equity loans and lines	49	—	17	84	—
Consumer	176	282	197	112	92
Total charge-offs	263	550	472	274	1,075
Recoveries
Commercial:
Commercial and industrial	92	40	33	40	34
Construction	—	—	—	—	—
Secured by commercial real estate	—	12	10	23	8
Secured by residential real estate	21	68	123	27	38
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	7	41	15	13	10
Consumer	43	78	44	34	32
Total recoveries	163	239	225	137	122
Net charge-offs	(100)	(311)	(247)	(137)	(953)
Provision for loan losses	458	1,250	1,300	1,130	1,400
Balance, December 31	$11,184	$10,826	$9,887	$8,834	$7,841

Total loans (excluding loans held-for-sale)
Average	$928,017	$868,461	$811,413	$766,692	$682,292
Year-end	926,470	920,042	820,616	785,448	733,283

Ratios:
Net charge-offs to:
Average loans	0.01%	0.04%	0.03%	0.02%	0.03%
Loans at year-end	0.01	0.03	0.03	0.02	0.03
Allowance for loan losses	0.89	2.64	2.50	1.55	2.57
Provision for loan losses	21.83	24.88	19.00	12.12	633.33

Allowance for loan losses to:
Average loans	1.21%	1.35%	1.22%	1.15%	1.22%
Loans at year-end	1.21	1.18	1.20	1.12	1.07
Nonaccrual loans	148.53	112.30	84.48	118.13	98.99

QNB had net loan charge-offs of $100,000, or 0.01% of average loans for 2021 compared with $311,000, or 0.04% of average loans for 2020 and $247,000, or 0.03% of average loans for 2019. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loan.  The increase in commercial and industrial charge-offs in 2020 and 2019 was primarily related to a single relationship as well as in 2017.

Management believes the allowance for loan losses of $11,184,000 is adequate as of December 31, 2021, in relation to the estimate of known and inherent losses in the portfolio.
Premises and equipment

Premises and equipment includes a right-of-use asset of $3,423,000 and $4,258,000 at December 31, 2021 and December 31, 2020 respectively. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed one operating lease during 2021 and acquired the underlying assets of one of its leased properties. QNB has renewed one operating lease during 2020.   Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets.  All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income.  Other premises and equipment, net of depreciation increased $1,971,000 to $13,117,000 at December 31, 2021; this was primarily due to the acquisition of assets formerly under a lease.

Other assets

Other assets increased $2,868,000 from $3,556,000 at December 31, 2020 to $6,424,000 at December 31, 2021. Most of the increase in other assets relates to a $2,383,000 increase to the deferred tax asset resulting from the fair value adjustment on investment securities available-for-sale of $11,885,000.  The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2021	2020	Amount	Percent
Deposits	$1,449,745	$1,228,067	$221,678	18.1%
Short-term borrowings	68,476	58,838	9,638	16.4
Long-term debt	10,000	10,000	—	N/M
Accrued interest payable	211	350	(139)	-39.7
Other liabilities	8,414	8,529	(115)	-1.3
Total liabilities	$1,536,846	$1,305,784	$231,062	17.7%

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

Total deposits increased $221,678,000, or 18.1%, to $1,449,745,000 at December 31, 2021. This follows an increase of $190,207,000, or 18.3%, to $1,228,067,000 at December 31, 2020. Relief efforts in place to mitigate the economic impact of COVID-19 pandemic, as well as, branch consolidations of QNB’s competitors contributed to deposit growth in 2020 and 2021, which was partially offset by the competitive local interest rate market for deposits.  The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the competition, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest, while others look for high rate. Time deposit balances decreased $28,712,000, or 14.6% between 2020 and 2021.  Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Non-interest-bearing demand accounts increased $38,422,000 to $243,006,000 at December 31, 2021. This followed growth of $58,314,000 between December 31, 2019 and December 31, 2020. These deposits are both retail and commercial checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest checking and municipal accounts increased $72,835,000, or 18.4%, to $468,199,000 at December 31, 2021. All three segments experienced growth in 2021.  QNB has been successful in developing relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period.  Business checking increased from $55,051,000 at December 31, 2020 to $67,069,000 at December 31, 2021.   Retail checking accounts increased $48,226,000, or 21.5%, to $272,338,000 at December 31, 2021.  QNB continues to open a significant number of new checking accounts; additionally, customers may choose to switch products. Rewards checking balances increased $21,971,000 from $85,499,000 at December 31, 2020 to $107,470,000 at December 31, 2021, and personal interest-bearing balances increased $6,909,000. The balances in the Select 50 product increased $19,263,000 from $115,652,000 at December 31, 2020 to $134,915,000 at December 31, 2021.

Money Market accounts increased from $96,811,000 at December 31, 2020 to $143,942,000 at December 31, 2021 due to increases in both personal and business accounts.

Total savings account balances increased $92,002,000, or 27.5%, to $426,225,000 at December 31, 2021. This increase is due primarily to an increase in the online eSavings account of $79,280,000, or 32.5%, to $323,523,000 at December 31, 2021.  The rate on eSavings accounts was changed from 0.40% at the end of 2020 to 0.35% in 2021.

Total time deposit account balances were $168,373,000 at December 31, 2021, a decrease of $28,712,000, or 14.6%, from the amount reported at December 31, 2020. QNB was able to retain many maturing deposits during 2021 by offering competitive rates and many current customers move balances from more liquid accounts to take advantage of these rates.

Maturity of Time Deposits of $250,000 or More
Year ended December 31,	2021	2020	2019
Three months or less	$4,749	$9,150	$18,518
Over three months through six months	4,224	4,318	5,028
Over six months through twelve months	7,395	7,284	10,087
Over twelve months	8,619	8,767	11,431
Total	$24,987	$29,519	$45,064

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking accounts and time deposits are examples of such products.

The following table presents trends in balances and yield on the major deposit groups.

Average Deposits by Major Classification
	2021		2020		2019
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$236,511		$186,897		$142,072
Interest-bearing demand	307,258	0.20%	252,050	0.26%	212,415	0.47%
Municipals interest-bearing demand	127,828	0.32	119,673	0.57	112,539	1.80
Money market	122,361	0.31	90,989	0.45	90,150	0.90
Savings	386,630	0.30	288,285	0.40	242,859	0.66
Time less than $100	98,986	0.93	113,647	1.41	120,980	1.58
Time $100 through $250	52,693	0.86	65,840	1.54	64,807	1.89
Time greater than $250	26,833	0.96	33,030	1.65	44,551	1.93
Total	$1,359,100	0.31%	$1,150,411	0.53%	$1,030,373	0.91%

Short-term borrowings

Short-term borrowings comprising commercial sweep accounts and overnight FHLB borrowings increased $9,638,000, or 16.4%, to $68,476,000 at December 31, 2021.  Commercial sweeps accounted for the entire increase.  There were no overnight FHLB borrowings outstanding at December 31, 2021 or at December 31, 2020..

Long-term debt

Long-term debt comprises of $10,000,0000 in FHLB borrowings. During 2020, QNB borrowed long-term debt of $10,000,000 at fixed rates to lock in at a lower yield than the overnight borrowing costs at that time.

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, operating lease liability, deferred revenue, and ATM/debit card processing clearing.  These balances decreased $115,000, to $8,414,000 at December 31, 2021  QNB purchased the underlying assets of a formerly leased branch in 2021 reducing its lease liability.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2021	2020	Amount	Percent
Common stock	$2,350	$2,328	$22	0.9%
Surplus	23,683	22,430	1,253	5.6
Retained earnings	118,163	106,644	11,519	10.8
Accumulated other comprehensive gain, net of tax	(3,740)	5,649	(9,389)	-166.2
Treasury stock	(3,962)	(2,606)	(1,356)	52.0
Total shareholders' equity	$136,494	$134,445	$2,049	1.5%

Total shareholders’ equity increased $2,049,000, or 1.5%, to $136,494,000 at December 31, 2021 with retained earnings (net income less dividends paid) contributing $11,519,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $1,275,000.   During 2021, QNB purchased $1,356,000 in treasury stock.

Accumulated other comprehensive income (loss) decreased from a gain of $5,649,000 to a loss of $3,740,000, resulting from the decrease in fair value of the available-for-sale investment portfolio due to maturities of securities and calls on securities being replaced and the purchase of additional mortgage-backed and municipal securities during 2021.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $841,000 and $898,000 to capital during 2021 and 2020, respectively.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date.  During 2021, 38,017 shares were repurchased at an average price of $35.68.  As of December 31, 2021, a total of 100,000 shares were repurchased under this authorization at an average price of $24.69 and a total cost of $2,469,000.

Liquidity and Capital Resources

Liquidity Management

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2021, the Bank’s total maximum borrowing capacity at the FHLB was $341,398,000 of which $331,015,000 remained available. The Bank had $10,000,000 in long-term debt outstanding at year-end 2021, related interest payable of $33,000, and $350,000 in FHLB-issued letters of credit. The maximum borrowing capacity changes depending upon the Bank’s level of qualifying collateral assets. In addition, the Bank maintains five unsecured Federal funds lines with five correspondent banks totaling $101,000,000.  At December 31, 2021 and 2020, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during 2021.

Total cash and cash equivalents, equity and available-for-sale securities and loans held-for-sale totaled $718,160,000 at December 31, 2021 and $494,396,000 at December 31, 2020, of which $264,154,000 and $220,934,000, respectively, were pledged as collateral for repurchase agreements and public deposits.  This increase in liquid sources is primarily the result of a $256,714,000 increase in available-for-sale securities. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. Increases in interest rates, however, result in decreased cash flow available from the investment portfolio.

QNB is a member of the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC.  CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (“ICS”), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account.  QNB had $2,446,000 in CDARS time deposits at December 31, 2021.

Capital Resources

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2021 was $136,494,000, or 8.16% of total assets, compared with shareholders’ equity of $134,445,000, or 9.33% of total assets, at December 31, 2020. Shareholders’ equity at December 31, 2021 included a negative of $3,740,000 related to unrealized holding losses, net of taxes, on investment securities available for sale. At December 31, 2020 included a positive adjustment of $5,649,000 related to unrealized holding gains, net of taxes, on investment securities available for sale. Excluding these adjustments, shareholders’ equity to total assets would have been 8.368% and 8.98% at December 31, 2021 and 2020, respectively.

Average shareholders’ equity and average total assets were $135,324,000 and $1,585,627,000 for 2021, an increase of 9.3% and 18.0%, respectively, from 2020 average equity and average total assets of 123,790,000 and $1,343,984,000 , respectively. The ratio of average total equity to total average assets was 8.53% for 2021, compared with 9.21% for 2020.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988 as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2021, the retained earnings of the Bank totaling $122,052,000 was available for dividends without prior Pennsylvania Department of Banking approval, subject to the regulatory capital requirements discussed below. Under the Federal Deposit Insurance Act, an insured depository institution may not pay a dividend if, after the payment of the dividend, the institution would be undercapitalized under the FDIC’s prompt corrective action rules. In addition, federal banking agencies have the authority to restrict dividend payments under certain circumstances if such payments are not consistent with the capital needs and financial condition of the institution. It is the policy of the Federal Reserve that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the net income available to common shareholders over the prior four quarters, net of dividends previously paid during that period, has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality, and overall financial condition.  QNB paid dividends to its shareholders of $1.40 per share, $1.36 per share, and $1.32 per share, in 2021, 2020, and 2019, respectively.

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

Minimum requirements for both the quantity and quality of capital held by banks are as follows: Common equity Tier 1 capital to risk-weighted assets of 4.5%; Tier 1 capital to risk-weighted assets of 6.0%; Total Capital to risk-weighted assets of 8.0%; and, Tier 1 leverage ratio of 4.0%.   The capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements at 2.5%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations for insured institutions ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2021 and 2020, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria.

Capital Analysis
December 31,	2021	2020
Regulatory Capital
Shareholders' equity	$136,494	$134,445
Net unrealized securities losses, net of tax	3,740	(5,649)
Deferred tax assets on net operating loss	—	—
Disallowed goodwill and other disallowed intangible assets	(8)	(8)
Common equity tier I capital	140,226	128,788

Tier 1 capital	140,226	128,788
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	11,275	10,917
Total regulatory capital	$151,501	$139,705
Risk-weighted assets	$1,113,887	$1,001,561
Quarterly average assets for leverage capital purposes	$1,672,259	$1,419,404

Capital Ratios
December 31,	2021	2020
Common equity tier I capital / risk-weighted assets	12.59%	12.86%
Tier 1 capital / risk-weighted assets	12.59%	12.86%
Total regulatory capital / risk-weighted assets	13.60%	13.95%
Tier 1 capital / average assets (leverage ratio)	8.39%	9.07%

Material Cash Requirements from Known Contractual and Other Obligations

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2021, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for unfunded commitments totaled $91,000 at both December 31, 2021 and December 31, 2020.

December 31, 2021	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$95,703	$34,712	$37,958	$—	$168,373
Short-term borrowings	68,476	—	—	—	68,476
Long-term debt	—	10,000	—	—	10,000
Operating leases	615	999	763	2,682	5,059
Commitments to extend credit (a)	217,942	45,823	11,607	50,077	325,449
Standby letters of credit	19,075	2,246	—	—	21,321
Total	$401,811	$93,780	$50,328	$52,759	$598,678

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Disclosure of the Company’s significant accounting policies is included in Note 1 to Consolidated Financial Statements. Additional information is contained in Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements for the most sensitive of these issues. The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements of QNB, which are prepared in accordance with US GAAP and predominant practices within the banking industry. The preparation of these Consolidated Financial Statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, other-than-temporary impairments on investment securities, the determination of impairment of restricted bank stock, the valuation of deferred tax assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for loan losses. Such agencies may require QNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with US GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, increases to the allowance may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2021 is liability sensitive.  Management expects market interest rates to increase in the next 12 months, based on the economic environment and policy of the Federal Reserve.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2021 and 2020 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2021	2020
+300	-11.8%	-4.2%
+200	-21.3%	-1.4%
+100	-5.5%	-0.1%
-100	0.0%	-3.9%
-200	-14.0%	-8.5%

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

QNB is not subject to foreign currency exchange or commodity price risk. At December 31, 2021, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 14, 2022

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2021, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

/s/ David W. Freeman	/s/ Janice McCracken Erkes
David W. Freeman	Janice McCracken Erkes
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of QNB Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

Allowance for Loan Losses – Qualitative Factor Adjustments

Critical Audit Matter Description

As disclosed in Notes 1 and 5 to the Company's consolidated financial statements, the Company maintains an allowance for loan losses that is intended to absorb probable known and inherent losses in the outstanding loan portfolio based on management's continuing review and evaluation of the loan portfolio. The Company's allowance for loan losses was $11,184,000 as of December 31, 2021. As described in the notes, the allowance for loan losses consists of specific and general reserve components in order to estimate losses that have been incurred as of the consolidated balance sheet date. The general component, $7,806,000 at December 31, 2021, is determined through historical loss rates based on loan type and qualitative factor adjustments for changes not reflected in historical losses.

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

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of internal controls related to the evaluation of the assumptions and inputs used to evaluate the qualitative factors. This testing included controls addressing management’s review of the completeness and accuracy of underlying data inputs used as the basis for determination of qualitative factor adjustments

Substantively testing the appropriateness of the judgements and assumptions used in management's estimation process for developing the qualitative factor adjustments, including:

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

Baker Tilly US, LLP

Iselin, New Jersey

March 14, 2022

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2021	2020
Assets
Cash and due from banks	$9,194	$13,422
Interest-bearing deposits in banks	4,196	25,909
Total cash and cash equivalents	13,390	39,331
Investment securities:
Available-for-sale (amortized cost $697,094 and $428,495)	692,360	435,646
Equity securities (cost of $11,419 and $12,784)	12,410	12,849
Restricted investment in bank stocks	1,329	1,041
Loans held-for-sale	—	6,570
Loans receivable	926,470	920,042
Allowance for loan losses	(11,184)	(10,826)
Net loans	915,286	909,216
Bank-owned life insurance	11,497	11,791
Premises and equipment, net	16,540	15,404
Accrued interest receivable	4,104	4,825
Net deferred tax assets	2,449	66
Other assets	3,975	3,490
Total assets	$1,673,340	$1,440,229

Liabilities
Deposits
Demand, non-interest bearing	$243,006	$204,584
Interest-bearing demand	468,199	395,364
Money market	143,942	96,811
Savings	426,225	334,223
Time less than $100	93,456	107,582
Time $100 through $250	49,930	59,984
Time greater than $250	24,987	29,519
Total deposits	1,449,745	1,228,067
Short-term borrowings	68,476	58,838
Long-term debt	10,000	10,000
Accrued interest payable	211	350
Other liabilities	8,414	8,529
Total liabilities	1,536,846	1,305,784

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,760,315 shares and 3,725,202 shares issued; 3,553,629 and 3,556,533 shares outstanding	2,350	2,328
Surplus	23,683	22,430
Retained earnings	118,163	106,644
Accumulated other comprehensive gain, net of tax	(3,740)	5,649
Treasury stock, at cost; 206,686 and 168,669 shares	(3,962)	(2,606)
Total shareholders' equity	136,494	134,445
Total liabilities and shareholders' equity	$1,673,340	$1,440,229

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2021	2020	2019
Interest income
Interest and fees on loans	$38,330	$36,504	$38,187
Interest and dividends on investment securities (AFS & Equity):
Taxable	6,551	5,668	6,568
Tax-exempt	1,796	1,405	1,529
Interest on interest-bearing balances and other interest income	93	116	134
Total interest income	46,770	43,693	46,418

Interest expense
Interest on deposits
Interest-bearing demand	1,035	1,347	3,013
Money market	381	405	815
Savings	1,178	1,155	1,605
Time less than $100	921	1,599	1,908
Time $100 through $250	454	544	858
Time greater than $250	257	1,012	1,225
Interest on short-term borrowings	258	247	700
Interest on long-term debt	159	136	—
Total interest expense	4,643	6,445	10,124
Net interest income	42,127	37,248	36,294
Provision for loan losses	458	1,250	1,300
Net interest income after provision for loan losses	41,669	35,998	34,994

Non-interest income
Net unrealized gain (loss) on investment equity securities	926	(47)	770
Net gain on sale of investment securities	1,806	609	1,755
Net gain on investment securities	2,732	562	2,525
Fees for services to customers	1,326	1,315	1,691
ATM and debit card	2,682	2,195	2,070
Retail brokerage and advisory	786	581	560
Bank-owned life insurance	497	294	292
Merchant	451	417	348
Net gain on sale of loans	595	1,724	195
Other	712	514	636
Total non-interest income	9,781	7,602	8,317

Non-interest expense
Salaries and employee benefits	17,453	16,541	16,086
Net occupancy	2,228	2,164	2,040
Furniture and equipment	2,787	2,750	2,496
Marketing	922	876	1,042
Third party services	2,160	1,923	1,853
Telephone, postage and supplies	715	736	720
State taxes	1,013	887	760
FDIC insurance premiums	793	569	269
Other	2,926	2,509	2,838
Total non-interest expense	30,997	28,955	28,104
Income before income taxes	20,453	14,645	15,207
Provision for income taxes	3,961	2,562	2,850
Net income	$16,492	$12,083	$12,357
Earnings per share - basic	$4.64	$3.42	$3.53
Earnings per share - diluted	$4.64	$3.42	$3.53
Cash dividends per share	$1.40	$1.36	$1.32

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2021			2020			2019
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$20,453	$3,961	$16,492	$14,645	$2,562	$12,083	$15,207	$2,850	$12,357
Other comprehensive (loss)/income:
Net unrealized holding (losses)/gains on available-for-sale securities:
Unrealized holding (losses)/gains arising during the period	(11,867)	(2,492)	(9,375)	6,850	1,439	5,411	9,327	1,959	7,368
Reclassification adjustment for (gains)/losses included in net income	(18)	(4)	(14)	(24)	(5)	(19)	26	5	21
	(11,885)	(2,496)	(9,389)	6,826	1,434	5,392	9,353	1,964	7,389
Total comprehensive income	$8,568	$1,465	$7,103	$21,471	$3,996	$17,475	$24,560	$4,814	$19,746

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	3,484,080	$2,280	$20,041	$91,635	$(7,132)	$(2,476)	$104,348
Net income		—	—	12,357	—	—	12,357
Other comprehensive loss, net of tax		—	—	—	7,389	—	7,389
Cash dividends declared ($1.32 per share)		—	—	(4,620)	—	—	(4,620)
Stock issued in connection with dividend reinvestment and stock purchase plan	24,264	16	847	—	—	—	863
Stock issued for employee stock purchase plan	3,310	2	109	—	—	—	111
Stock issued for options exercised	8,113	5	146	—	—	—	151
Stock-based compensation expense		—	118	—	—	—	118
Balance, December 31, 2019	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	12,083	—	—	12,083
Other comprehensive loss, net of tax		—	—	—	5,392	—	5,392
Cash dividends declared ($1.36 per share)		—	—	(4,811)	—	—	(4,811)
Treasury stock purchase	(4,100)	—	—	—	—	(130)	(130)
Stock issued in connection with dividend reinvestment and stock purchase plan	32,022	19	879	—	—	—	898
Stock issued for employee stock purchase plan	5,723	4	143	—	—	—	147
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		-	112	—	—	—	112
Balance, December 31, 2020	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445
Net income		—	—	16,492	—	—	16,492
Other comprehensive loss, net of tax		—	—	—	(9,389)	—	(9,389)
Cash dividends declared ($1.40 per share)		—	—	(4,973)	—	—	(4,973)
Treasury stock purchase	(38,017)	—	—	—	—	(1,356)	(1,356)
Stock issued in connection with dividend reinvestment and stock purchase plan	23,690	15	826	—	—	—	841
Stock issued for employee stock purchase plan	4,906	3	142	—	—	—	145
Stock issued for options exercised	6,517	4	183	—	—	—	187
Stock-based compensation expense		—	102	—	—	—	102
Balance, December 31, 2021	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2021	2020	2019
Operating Activities
Net income	$16,492	$12,083	$12,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,828	2,035	1,832
Provision for loan losses	458	1,250	1,300
Net gain on investment debt and equity securities	(1,806)	(609)	(1,755)
Net unrealized (gain) loss on equity securities	(926)	47	(770)
Net gain on sale of other real estate owned, repossessed assets and premises and equipment	—	—	(51)
Net gain on sale of loans	(595)	(1,724)	(195)
Proceeds from sales of residential mortgages held-for-sale	16,773	35,605	7,324
Origination of residential mortgages held-for-sale	(4,892)	(39,474)	(8,106)
Income on bank-owned life insurance	(497)	(294)	(292)
Stock-based compensation expense	102	112	118
Deferred income tax (benefit) provision	113	(59)	319
Net (decrease) increase in income taxes payable	(78)	215	(29)
Net decrease (increase) in accrued interest receivable	721	(1,997)	24
Amortization of mortgage servicing rights and change in valuation allowance	118	157	65
Net amortization of premiums and discounts on investment securities	3,152	2,473	1,501
Net (decrease) increase in accrued interest payable	(139)	(559)	460
Operating lease payments	(631)	(654)	(583)
(Increase) decrease in other assets	(507)	525	423
Increase (decrease) in other liabilities	703	(1,531)	(44)
Net cash provided by operating activities	30,389	7,601	13,898
Investing Activities
Proceeds from payments, maturities and calls of investment debt securities available-for-sale	113,911	207,245	68,174
Proceeds from the sale of investment securities available-for-sale	282	6,930	47,851
Purchases of investment securities available-for-sale	(385,926)	(295,734)	(113,688)
Proceeds from the sale of equity securities	7,768	4,767	11,838
Purchases of equity securities	(4,615)	(7,914)	(9,030)
Proceeds from redemption of investment in restricted bank stock	573	1,495	9,675
Purchase of restricted bank stock	(861)	(1,463)	(9,951)
Net increase in loans	(11,244)	(99,737)	(35,415)
Net purchases of premises and equipment	(3,175)	(722)	(3,086)
Redemption of Bank Owned Life Insurance investment	797	—	—
Proceeds from sales of other real estate owned and repossessed assets	—	—	58
Net cash used in investing activities	(282,490)	(185,133)	(33,574)
Financing Activities
Net increase in non-interest bearing deposits	38,422	58,314	17,655
Net increase in interest-bearing deposits	183,256	131,893	4,607
Net increase in short-term borrowings	9,638	2,907	5,059
Issuance of long-term debt	—	10,000	—
Treasury stock purchase	(1,356)	(130)	—
Cash dividends paid, net of reinvestment	(4,375)	(4,226)	(4,086)
Proceeds from issuance of common stock	575	497	591
Net cash provided by financing activities	226,160	199,255	23,826
(Decrease) increase in cash and cash equivalents	(25,941)	21,723	4,150
Cash and cash equivalents at beginning of year	39,331	17,608	13,458
Cash and cash equivalents at end of period	$13,390	$39,331	$17,608
Supplemental Cash Flow Disclosures
Interest paid	$4,782	$7,004	$9,664
Income taxes paid, net of refunds received	3,925	2,406	2,560
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	698	1,086	2,407

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

Use of Estimates

These statements are prepared in accordance with US GAAP and predominant practices within the banking industry. The preparation of these Consolidated Financial Statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, the fair value of financial instruments, other-than-temporary impairment of investment securities, the determination of impairment of restricted bank stock and the valuation of deferred tax assets and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents consist of cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in the Federal Reserve Bank and other banks and Federal funds sold. QNB maintains a portion of its interest-bearing deposits at various commercial financial institutions. At times, the balances exceed the FDIC insured limits; QNB has not experienced a loss due to the balances exceeding FDIC limits.

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

Restricted Investment in Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $1,317,000, the Atlantic Community Bankers Bank in the amount of $12,000 and VISA Class B stock with a carrying cost of $0 at December 31, 2021. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.  The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6181 as of December 29, 2021), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.  These restricted investments are carried at cost and evaluated for OTTI periodically. As of December 31, 2021, there was no OTTI associated with these shares.

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

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with US GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance of foreclosed assets are included in other non-interest expense. At both December 31, 2021 and 2020 the Company had  no foreclosed assets.

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

The “Premises and equipment, net” category Consolidated Balance Sheets also includes the right-of-use assets associated with operating leases.  The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset.  QNB has renewed one operating lease and purchased the underlying assets of one its leased properties during 2021.   Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets.  All operating lease costs are included in non-interest expense within  “Net occupancy” on the Consolidated Statements of Income.

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

The Bank follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2021, 2020 and 2019 was approximately $87,000, $0 and $59,000, respectively, and is included in non-interest expense under salaries and benefits expense. No expense was needed during 2020 as the December 31, 2019 post-retirement liability was in line with the December 31, 2020 projected post-retirement liability based on updated insurance costs and mortality tables.

Stock-Based Compensation

At December 31, 2021, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $102,000, $112,000 and $118,000 for the years ended December 31, 2021, 2020 and 2019, respectively. There were $4,000, $5,000 and $7,000 in tax benefits recognized related to the nonqualified compensation and disqualifying dispositions for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Year ended December 31,	2021	2020	2019
Risk free interest rate	0.20%	1.52%	2.52%
Dividend yield	4.17%	3.60%	3.36%
Volatility	21.14%	13.46%	16.44%
Expected life (years)	4.03	4.03	4.17

The weighted average fair value per share of options granted during 2021, 2020 and 2019 was $3.08, $2.42 and $3.96, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2021. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2021, QNB had no material unrecognized tax benefits or accrued interest and no tax penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey.  Tax years from 2018 to date remain subject to examination by the tax authorities.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2021 through the date the Consolidated Financial Statements are being issued for items that should potentially be recognized or disclosed in these Consolidated Financial Statements.

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (CECL). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

To that end, the new guidance:

•

Eliminates the probable initial recognition threshold in current US GAAP and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets

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

On October 16, 2019, FASB adopted its August 15, 2019 proposal to delay the effective dates for certain smaller reporting companies for the implementation CECL.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, except for smaller reporting companies, whose effective date is effective for fiscal years , and interim periods with those fiscal years, beginning after December 15, 2022. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  QNB continues to evaluate the impact of this new standard on its Consolidated Financial Statements and adoption could result in a material change to its allowance for loan losses.

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

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2021	2020	2019
Numerator for basic and diluted earnings per share - net income	$16,492	$12,083	$12,357
Denominator for basic earnings per share - weighted average shares outstanding	3,553,949	3,537,323	3,498,326
Effect of dilutive securities - employee stock options	189	37	5,824
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,554,138	3,537,360	3,504,150
Earnings per share - basic	$4.64	$3.42	$3.53
Earnings per share - diluted	$4.64	$3.42	$3.53

There were 90,000, 96,000, and 73,000 stock options that were anti-dilutive as of December 31, 2021, 2020, and 2019 respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008 and authorized the repurchase of up to 50,000 shares, increased the amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of its common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date.   There were 38,017 shares purchased during the year ended December 31, 2021, 4,100 shares repurchased during the year ended December 31, 2020, and no shares purchased during the year ended December 31, 2019.  As of December 31, 2021, 100,000 shares were purchased under this authorization at an average price of $24.69 and a total cost of $2,469,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2021 and 2020, QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

Note 4 - Investment Securities

Available-For-Sale Debt Securities

The amortized cost and fair values of investment debt securities available-for-sale at December 31, 2021 and 2020 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2021	value	gains	losses	cost
U.S. Government agency	$97,499	$2	$(2,435)	$99,932
State and municipal	131,035	1,716	(1,053)	130,372
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	329,938	1,273	(3,158)	331,823
Collateralized mortgage obligations (CMOs)	127,012	398	(1,648)	128,262
Pooled trust preferred	75	—	(8)	83
Corporate debt	6,801	179	—	6,622
Total investment securities available-for-sale	$692,360	$3,568	$(8,302)	$697,094

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2020	value	gains	losses	cost
U.S. Government agency	$69,776	$26	$(246)	$69,996
State and municipal	87,812	2,350	(45)	85,507
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	175,847	3,328	(24)	172,543
Collateralized mortgage obligations (CMOs)	94,948	1,751	(5)	93,202
Pooled trust preferred	70	—	(14)	84
Corporate debt	7,193	59	(29)	7,163
Total investment securities available-for-sale	$435,646	$7,514	$(363)	$428,495

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at December 31, 2021 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2021	Fair value	cost
Due in one year or less	$2,837	$2,815
Due after one year through five years	326,734	327,828
Due after five years through ten years	255,561	259,246
Due after ten years	107,228	107,205
Total investment securities available-for-sale	$692,360	$697,094

Proceeds from sales of investment debt securities available-for-sale were $282,000, $6,930,000 and $47,851,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents information related to the Company’s gains and losses on the sales of debt securities, and losses recognized for OTTI of these investments.

December 31,	2021	2020	2019
Gross realized gains	$18	$28	$169
Gross realized losses	—	(4)	(195)
Other-than-temporary impairment	—	—	—
Total net gains (losses) on AFS debt securities	$18	$24	$(26)

The tax expense applicable to the net realized gains on debt securities was $4,000 for the year ended December 31, 2021. The tax expense applicable to the net realized gains on debt securities was $5,000 for the year ended December 31, 2020.  The tax benefit applicable to the net realized losses on debt securities was $5,000 for the year ended December 31, 2019.

There were no OTTI impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2021, 2020 or 2019.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2021, 2020 or 2019. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2021	2020	2019
Balance, beginning of year	$1	$1	$1
Reductions: sale, collateralized debt obligation	—	—	—
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Balance, end of year	$1	$1	$1

At December 31, 2021 and 2020, investments in debt securities available-for-sale totaling $264,154,000 and $220,934,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Debt securities that have been in a continuous unrealized loss position are as follows:

December 31, 2021
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	44	$62,530	$(1,407)	$32,968	$(1,028)	$95,498	$(2,435)
State and municipal	103	55,982	(953)	3,742	(100)	59,724	(1,053)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	72	253,141	(2,915)	7,370	(243)	260,511	(3,158)
Collateralized mortgage obligations (CMOs)	46	92,217	(1,648)	—	—	92,217	(1,648)
Pooled trust preferred	1	—	—	75	(8)	75	(8)
Corporate debt	—	—	—	—	—	—	—
Total	266	$463,870	$(6,923)	$44,154	$(1,379)	$508,024	$(8,302)

December 31, 2020
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	19	$37,754	$(246)	$—	$—	$37,754	$(246)
State and municipal	11	6,821	(45)	—	—	6,821	(45)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	4	8,626	(24)	—	—	8,626	(24)
Collateralized mortgage obligations (CMOs)	3	3,262	(5)	—	—	3,262	(5)
Pooled trust preferred	1	—	—	70	(14)	70	(14)
Corporate debt	1	2,971	(29)	—	—	2,971	(29)
Total	39	$59,434	$(349)	$70	$(14)	$59,504	$(363)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2021 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one trust preferred security, PreTSL IV which is classified as available-for-sale and carried at fair value.  This  security has been in an unrealized loss position for more than twelve months.

The following table provides additional information related to PreTSL IV as of December 31, 2021:

Deal	Class		Book value	Fair value	Unreal -ized gains (losses)	Realized OTTI credit loss (YTD 2021)	Total recognized OTTI credit loss	Moody's ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$83	$75	$(8)	$—	$(1)	Ba1	3	-	0.0%	238.2%

Mezzanine* - class of bonds still outstanding, represents the senior-most obligation of the trust)

Marketable Equity Securities

The Company’s equity securities consist of investments with readily determinable fair values in large cap stock companies. Changes in the fair value of these equity securities are recorded to earnings in non-interest income, in accordance with ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.

At December 31, 2021 and 2020, the Company had $12,410,000 and $12,849,000, respectively, in equity securities recorded at fair value.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2021, 2020 and 2019:

December 31,	2021	2020	2019
Net gains (losses) recognized during the period on equity securities	$2,714	$538	$2,551
Less: Net gains (losses) recognized during the period on equity securities sold during the period	1,788	585	1,781
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$926	$(47)	$770

Tax expense applicable to the net realized gains for the years ended December 31, 2021, 2020 and 2019 were $784,000, $155,000, and $737,000, respectively.  Proceeds from sales of investment equity securities were $7,768,000, $4,767,000 and $11,838,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2021	2020
Commercial:
Commercial and industrial	$148,610	$227,431
Construction	55,855	57,594
Secured by commercial real estate	451,404	377,586
Secured by residential real estate	84,741	81,897
State and political subdivisions	19,775	25,302
Retail:
1-4 family residential mortgages	100,281	82,739
Home equity loans and lines	61,782	63,943
Consumer	4,699	5,364
Total loans	927,147	921,856
Net deferred (fees) costs	(677)	(1,814)
Loans receivable	$926,470	$920,042

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2021 and 2020, overdrafts were $91,000 and $258,000, respectively.

QNB generally lends in Bucks, Lehigh, and Montgomery counties in southeastern Pennsylvania. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2021, there was a concentration of loans to lessors of residential buildings and dwellings of 18.0% of total loans and to lessors of nonresidential buildings of 24.2% of total loans, compared with 14.9% and 19.63% of total loans, respectively, at December 31, 2020. These concentrations were primarily within the commercial real estate categories.

Under the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. At December 31, 2021, QNB had modifications to one retail loan with a balance of $42,000 which was modified three times with deferred interest and principal payments totaling ten months and to one commercial loan with a balance of $290,000 which was modified once with deferred interest and principal payments totaling six months.   Loans modified in 2020 have almost all returned to a normal payment schedule. At of December 31, 2020, loans modified one time included five credits and totaled $829,000 with deferred interest and or principal payments between two and six months.  Loans modified two times included six credits and totaled $211,000 with deferred interest and or principal payments between six and eight months.  Loans modified three times included seven credits and totaled $15,248,000 with deferred interest and or principal payments between eight and nine months.  Loans modified four times included eleven credits and totaled $17,582,000 with deferred interest and or principal payments between nine and twelve months.

At December 31, 2021 and 2020, QNB had 98 PPP loans totaling $14,327,000 and 556 PPP loans totaling $72,821,000, respectively, reported in gross commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.   Net unearned (fees) costs include $482,000 and $1,909,000 in PPP net loan origination fees at December 31, 2021 and 2020, respectively.

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

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these types of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans includes the borrower’s accounts receivable, inventory and machinery and equipment. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the southeastern Pennsylvania market area at conservative loan-to-value ratios and often backed by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2021 and 2020:

December 31, 2021	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$141,102	$151	$7,357	$—	$148,610
Construction	55,855	—	—	—	55,855
Secured by commercial real estate	438,519	2,848	10,037	—	451,404
Secured by residential real estate	83,604	—	1,137	—	84,741
State and political subdivisions	19,775	—	—	—	19,775
Total	$738,855	$2,999	$18,531	$—	$760,385

December 31, 2020	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$219,104	$77	$8,250	$—	$227,431
Construction	57,594	—	—	—	57,594
Secured by commercial real estate	361,393	3,914	12,279	—	377,586
Secured by residential real estate	80,233	—	1,664	—	81,897
State and political subdivisions	25,302	—	—	—	25,302
Total	$743,626	$3,991	$22,193	$—	$769,810

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2021 and 2020:

December 31, 2021	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$99,560	$721	$100,281
Home equity loans and lines	61,102	680	61,782
Consumer	4,609	90	4,699
Total	$165,271	$1,491	$166,762

December 31, 2020	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$82,103	$636	$82,739
Home equity loans and lines	63,191	752	63,943
Consumer	5,259	105	5,364
Total	$150,553	$1,493	$152,046

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2021 and 2020:

December 31, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,288	$1	$596	$2,885	$145,725	$148,610
Construction	—	—	—	—	55,855	55,855
Secured by commercial real estate	—	—	—	—	451,404	451,404
Secured by residential real estate	—	—	30	30	84,711	84,741
State and political subdivisions	—	—	—	—	19,775	19,775
Retail:
1-4 family residential mortgages	1,139	—	127	1,266	99,015	100,281
Home equity loans and lines	21	—	10	31	61,751	61,782
Consumer	20	11	—	31	4,668	4,699
Total	$3,468	$12	$763	$4,243	$922,904	$927,147

December 31, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,392	$31	$1,157	$3,580	$223,851	$227,431
Construction	—	—	—	—	57,594	57,594
Secured by commercial real estate	318	—	40	358	377,228	377,586
Secured by residential real estate	189	—	340	529	81,368	81,897
State and political subdivisions	—	—	—	—	25,302	25,302
Retail:
1-4 family residential mortgages	396	303	282	981	81,758	82,739
Home equity loans and lines	16	2	51	69	63,874	63,943
Consumer	178	5	—	183	5,181	5,364
Total	$3,489	$341	$1,870	$5,700	$916,156	$921,856

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2021 and 2020:

December 31, 2021	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,369
Construction	—	—
Secured by commercial real estate	—	2,279
Secured by residential real estate	—	391
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	721
Home equity loans and lines	—	680
Consumer	—	90
Total	$—	$7,530

December 31, 2020	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$4,367
Construction	—	—
Secured by commercial real estate	—	2,905
Secured by residential real estate	—	875
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	636
Home equity loans and lines	—	752
Consumer	—	105
Total	$—	$9,640

Activity in the allowance for loan losses for the years ended December 31, 2021, 2020 and 2019 are as follows:

Year ended December 31, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(774)	$—	$92	$3,368
Construction	346	17	—	—	363
Secured by commercial real estate	3,736	544	—	—	4,280
Secured by residential real estate	871	181	(38)	21	1,035
State and political subdivisions	89	(20)	—	—	69
Retail:
1-4 family residential mortgages	533	113	—	—	646
Home equity loans and lines	386	32	(49)	7	376
Consumer	265	410	(176)	43	542
Unallocated	550	(45)	N/A	N/A	505
Total	$10,826	$458	$(263)	$163	$11,184

Year ended December 31, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$(411)	$(268)	$40	$4,050
Construction	590	(244)	—	—	346
Secured by commercial real estate	2,519	1,205	—	12	3,736
Secured by residential real estate	629	174	—	68	871
State and political subdivisions	115	(26)	—	—	89
Retail:
1-4 family residential mortgages	549	(16)	—	—	533
Home equity loans and lines	310	35	—	41	386
Consumer	230	239	(282)	78	265
Unallocated	256	294	N/A	N/A	550
Total	$9,887	$1,250	$(550)	$239	$10,826

Year ended December 31, 2019	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,092	$1,771	$(207)	$33	$4,689
Construction	551	39	—	—	590
Secured by commercial real estate	2,824	(315)	—	10	2,519
Secured by residential real estate	754	(197)	(51)	123	629
State and political subdivisions	153	(38)	—	—	115
Retail:
1-4 family residential mortgages	497	52	—	—	549
Home equity loans and lines	338	(26)	(17)	15	310
Consumer	164	219	(197)	44	230
Unallocated	461	(205)	N/A	N/A	256
Total	$8,834	$1,300	$(472)	$225	$9,887

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,142,000 and $4,469,000 as of December 31, 2021 and 2020, respectively. Non-performing TDRs totaled $658,000 and $843,000 as of December 31, 2021 and 2020, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $0, $0 and $5,000 during the years ended December 31, 2021, 2020 and 2019, respectively.

December 31,	2021		2020
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance
TDRs with no specific allowance recorded	$1,477	$—	$2,008	$—
TDRs with an allowance recorded	3,323	690	3,304	503
Total	$4,800	$690	$5,312	$503

There were no newly identified TDRs during the years ended December 31, 2021 and 2020.   As of December 31, 2021 and 2020, QNB had commitments of $2,000 and $14,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

The company had one loan secured by residential real estate with a recorded investment of $127,000 for which foreclosure proceedings were in process as of December 31, 2021. There were three mortgage loans secured by residential real estate with a recorded investment of $395,000 for which foreclosure proceedings were in process at December 31, 2020.

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2021	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,368	$2,090	$1,278	$148,610	$3,517	$145,093
Construction	363	—	363	55,855	—	55,855
Secured by commercial real estate	4,280	312	3,968	451,404	5,654	445,750
Secured by residential real estate	1,035	368	667	84,741	1,387	83,354
State and political subdivisions	69	—	69	19,775	—	19,775
Retail:
1-4 family residential mortgages	646	—	646	100,281	893	99,388
Home equity loans and lines	376	100	276	61,782	688	61,094
Consumer	542	3	539	4,699	53	4,646
Unallocated	505	N/A	N/A	N/A	N/A	N/A
Total	$11,184	$2,873	$7,806	$927,147	$12,192	$914,955

	Allowance for Loan Losses			Loans Receivable
December 31, 2020	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$4,050	$2,421	$1,629	$227,431	$4,503	$222,928
Construction	346	—	346	57,594	-	57,594
Secured by commercial real estate	3,736	432	3,304	377,586	6,323	371,263
Secured by residential real estate	871	73	798	81,897	2,051	79,846
State and political subdivisions	89	—	89	25,302	—	25,302
Retail:
1-4 family residential mortgages	533	—	533	82,739	813	81,926
Home equity loans and lines	386	117	269	63,943	765	63,178
Consumer	265	7	258	5,364	61	5,303
Unallocated	550	N/A	N/A	N/A	N/A	N/A
Total	$10,826	$3,050	$7,226	$921,856	$14,516	$907,340

The following table summarizes additional information regarding impaired loans by loan portfolio class as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$150	$157	$—	$647	$722	$—
Construction	—	—	—	—	—	—
Secured by commercial real estate	2,361	2,702	—	3,018	3,671	—
Secured by residential real estate	715	768	—	1,417	1,608	—
Retail:
1-4 family residential mortgages	893	1,002	—	813	894	—
Home equity loans and lines	514	586	—	537	577	—
Consumer	—	—	—	—	—	—
Total	$4,633	$5,215	$—	$6,432	$7,472	$—

With an allowance recorded:
Commercial:
Commercial and industrial	$3,367	$3,825	$2,090	$3,856	$5,462	$2,421
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,293	3,451	312	3,305	3,418	432
Secured by residential real estate	672	787	368	634	642	73
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	174	193	100	228	239	117
Consumer	53	68	3	61	73	7
Total	$7,559	$8,324	$2,873	$8,084	$9,834	$3,050

Total:
Commercial:
Commercial and industrial	$3,517	$3,982	$2,090	$4,503	$6,184	$2,421
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,654	6,153	312	6,323	7,089	432
Secured by residential real estate	1,387	1,555	368	2,051	2,250	73
Retail:
1-4 family residential mortgages	893	1,002	—	813	894	—
Home equity loans and lines	688	779	100	765	816	117
Consumer	53	68	3	61	73	7
Total	$12,192	$13,539	$2,873	$14,516	$17,306	$3,050

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2021, 2020 and 2019:

Year Ended December 31,	2021		2020		2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$3,782	$5	$5,204	$5	$4,603	$1
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,813	167	6,696	171	4,682	94
Secured by residential real estate	1,706	61	2,002	69	1,713	40
State and political subdivisions	—	—	—	—	—	—
Retail:
1-4 family residential mortgages	902	6	819	10	1,037	12
Home equity loans and lines	738	—	680	1	281	1
Consumer	57	1	66	—	73	—
Total	$12,998	$240	$15,467	$256	$12,389	$148

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2021	2020
Land and buildings	$15,933	$12,407
Furniture and equipment	16,345	16,052
Leasehold improvements	3,571	4,277
Right-of-use asset	3,423	4,258
Book value	39,272	36,994
Accumulated depreciation and amortization	(22,732)	(21,590)
Net book value	$16,540	$15,404

Depreciation and amortization expense on premises and equipment, which excludes operating lease costs in the table below, amounted to $1,200,000, $1,363,000, and $1,211,000 for the years ended December 31, 2021, 2020 and 2019, respectively. During 2021 QNB purchased the underlying assets of one lease which had a right-of-use asset of $945,000 and an operating liability of $952,000.

The following table summarized the quantitative attributes of QNB’s operating leases:

Year ended December 31,	2021	2020

Lease cost
Operating lease cost	$628	$672
Total lease cost	628	672

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cashflows from operating leases	$631	$654

Right-of-use assets obtained in exchange for new operating lease liabilities	$698	$1,086

Weighted average remaining lease terms:
Operating leases	13.7 years	14.1 years
Weighted average discount rates:
Operating leases	2.78%	2.96%

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $85,061,000 and $87,518,000 at December 31, 2021 and 2020, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2021	2020	2019
Balance at beginning of year	$533	$441	$451
Mortgage servicing rights capitalized	123	249	61
Mortgage servicing rights amortized	(132)	(136)	(72)
Fair market value adjustments	14	(21)	1
Balance at end of year	$538	$533	$441

The balance of these mortgage servicing rights is included in other assets at December 31, 2021 and 2020 and the fair value of these rights was $615,000 and $568,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 12.0% to 12.5% for both 2021 and 2020.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2022	$100
2023	83
2024	69
2025	56
2026	46

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $168,373,000 and $197,085,000 at December 31, 2021 and 2020, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2021 and 2020 were $24,987,000 and $29,519,000, respectively.

At December 31, 2021, the scheduled maturities of time deposits were as follows:

2022	$95,703
2023	21,702
2024	13,010
2025	15,940
2026	22,018
Thereafter	—
Total time deposits	$168,373

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2021
Balance	$68,476	$—
Maximum indebtedness at any month end	79,257	—
Daily average indebtedness outstanding	71,467	191
Average rate paid for the year	0.36%	0.31%
Average rate on period-end borrowings	0.34	—

2020
Balance	$58,838	$—
Maximum indebtedness at any month end	60,377	10,845
Daily average indebtedness outstanding	50,007	1,738
Average rate paid for the year	0.43%	1.90%
Average rate on period-end borrowings	0.38	—

(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $89,439,000 and $69,793,000 and a fair value of $89,361,000 and $71,295,000 and at December 31, 2021 and 2020 respectively. These securities are held in safekeeping at the Federal Reserve Bank of Boston.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has five unsecured Federal funds lines granted by correspondent banks totaling $101,000,000. Federal funds purchased under these lines were $0 at both December 31, 2021 and 2020.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within restricted investment in bank stock on the Consolidated Balance Sheets. QNB’s FHLB stock is $1,317,000 and $1,029,000 at December 31, 2021 and 2020, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $341,398,000. At December 31, 2021 QNB had $10,000,000 in long-term advances outstanding with the FHLB at fixed rates, no short-term borrowings as reported in Note 9 and a letter of credit issued of $350,000. At December 31, 2020 QNB had $10,000,000 in long-term debt outstanding with the FHLB and a letter of credit of $350,000.

Long-term advances at the FHLB mature as follows:

As of December 31, 2021	Balance Maturing	Weighted-Average Rate
2022	$—	—%
2023	10,000	1.57
2024	—	—
2025	—	—
2026	—	—
Thereafter	—	—
Total long-term debt	$10,000	1.57%

Note 11 - Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2021	2020	2019
Current Federal income taxes	$3,629	$2,569	$2,375
Current state income taxes	219	52	156
Deferred Federal income taxes (benefits)	21	(53)	207
Deferred state income taxes (benefits)	92	(6)	112
Net provision	$3,961	$2,562	$2,850

At December 31, 2021 and 2020, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2021	2020
Deferred tax assets
Allowance for loan losses	$2,349	$2,273
Net unrealized holding losses on investment securities available-for-sale	994	—
Non-accrual interest income	32	39
Leasing liability	788	965
Deferred revenue	23	46
Incurred but not reported medical expense	31	34
Bonus	248	154
Other	54	90
Total deferred tax assets	4,519	3,601
Deferred tax liabilities
Deferred loan income	430	419
Depreciation	295	406
Mortgage servicing rights	110	112
Net unrealized holding gains on investment securities available-for-sale	—	1,502
Fair value adjustment on equity securities	286	19
Prepaid expenses	214	166
Right of use asset	719	894
Other	16	17
Total deferred tax liabilities	2,070	3,535
Net deferred tax asset	$2,449	$66

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

A reconciliation of the tax provision on income before taxes computed at the statutory rates of 21 % for 2021, 2020 and 2019 and the actual tax provision was as follows:

Year ended December 31,	2021		2020		2019
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$4,295	21.0%	$3,075	21.0%	$3,193	21.0%
Tax-exempt interest and dividend income	(527)	(2.6)	(518)	(3.5)	(538)	(3.5)
Bank-owned life insurance	(104)	(0.5)	(62)	(0.4)	(61)	(0.4)
Stock-based compensation expense	19	0.1	20	0.1	20	0.1
State income tax	245	1.2	35	0.2	205	1.3
Other	33	0.2	12	0.1	31	0.2
Net provision	$3,961	19.4%	$2,562	17.5%	$2,850	18.7%

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of $340,000, $340,000 and $309,000 for the years ended December 31, 2021, 2020, and 2019, respectively, and a safe harbor contribution of $608,000 for 2021, $608,000 for 2020, and $533,000 for 2019.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2016 Annual Meeting, shareholders approved the 2016 Employee Stock Purchase Plan (the 2016 Plan), which authorizes the issuance of 30,000 shares. As of May 31, 2021, 18,792 shares were issued under the 2016 Plan. The 2016 Plan expired on May 31, 2021. At the 2021 Annual Meeting, shareholders approved the 2021 Employee Stock Purchase Plan (the 2021 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2021, 2,162 shares were issued under the 2021 Plan. The 2021 Plan expires May 31, 2026.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2021	2020	2019
Shares	4,906	5,723	3,310
Price per share	$27.36 and $32.29	$25.52 and $25.56	$33.53

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

The 2015 Plan, which expires March 15, 2025, authorizes the issuance of 300,000 shares.  The time period by which any option is exercisable under this Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date of grant. There were 148,200 options granted, 13,425 options forfeited, 20,825 options exercised and 113,950 options outstanding under the 2015 Plan as of December 31, 2021.

As of December 31, 2021, there was approximately $75,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 21 months.

Stock option activity during 2021, 2020, and 2019 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	95,075	35.11
Exercised	(14,925)	27.16
Forfeited	(1,500)	37.20
Granted	24,700	38.15
Outstanding at December 31, 2019	103,350	36.96
Exercised	(9,550)	29.39
Forfeited	(2,250)	39.86
Granted	25,000	36.50
Outstanding at December 31, 2020	116,550	37.42
Exercised	(19,025)	30.97
Forfeited	(8,575)	35.27
Granted	25,000	32.50
Outstanding at December 31, 2021	113,950	$37.58	2.20	$84
Exercisable at December 31, 2021	43,125	$40.72	0.65	$—

As of December 31, 2021, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	24,000	$32.50	4.13	—	$—
	24,200	36.50	3.13	—	—
	20,700	37.60	0.13	20,700	37.60
	22,625	38.15	2.13	—	—
	22,425	43.60	1.14	22,425	43.60
Outstanding at December 31, 2021	113,950	$37.58	2.20	43,125	$40.72

The intrinsic value related to total stock options exercised during 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Intrinsic value of stock options exercised	$31	$81	$153

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

Balance, December 31, 2020	$13,003
New loans	21,046
Repayments	(20,508)
Balance, December 31, 2021	$13,541

The following table provides additional information regarding transactions with related parties.

December 31,	2021	2020
Commitments to extend credit	$8,144	$7,624
Letters of credit	1,696	1,696
Deposits received	13,377	10,880

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2021	2020
Commitments to extend credit and unused lines of credit	$325,449	$296,537
Standby letters of credit	21,321	22,567
Total financial instrument commitments	$346,770	$319,104

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit totaling $19,075,000 expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2021 and 2020 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. A maturity analysis of the operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Operating Leases
2022	$615
2023	564
2024	435
2025	448
2026	315
Thereafter	2,682
Total undiscounted cashflows	5,059
Total discount on cashflows	(1,307)
Total lease liabilities	$3,752

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2021. Operating lease costs, which include common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2021, 2020 and 2019, was $749,000, $808,000 and $778,000, respectively.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2021, 2020 and 2019:

December 31,	2021	2020	2019
Unrealized net holding (losses) gains on available-for-sale securities	$(4,734)	$7,151	$325
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—	—
Accumulated other comprehensive (loss) income	(4,734)	7,151	325
Tax effect*	994	(1,502)	(68)
Accumulated other comprehensive (loss) income, net of tax	$(3,740)	$5,649	$257

* At tax rates of 21%

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive income (loss)	2021	2020	2019	Affected line item in statement of income
Realized net holding gains (losses) on available-for-sale securities	$18	$24	$(26)	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	—	Net other-than-temporary impairment losses on investment securities
Net gain (loss) on sale of investment securities	18	24	(26)
Tax effect*	(4)	(5)	5	Provision for income taxes
Total reclassification out of accumulated other comprehensive income (loss), net of tax	$14	$19	$(21)	Net of tax

*At rate of 21%

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (fair values are not adjusted for transaction costs). ASC 820 also establishes a framework (fair value hierarchy) for measuring fair value under US GAAP and expands disclosures about fair value measurements.

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	$—	$97,499	$—	$97,499
State and municipal securities	—	131,035	—	131,035
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	329,938	—	329,938
Collateralized mortgage obligations (CMOs)	—	127,012	—	127,012
Pooled trust preferred securities	—	—	75	75
Corporate debt securities	—	6,801	—	6,801
Total securities available-for-sale	—	692,285	75	692,360
Equity securities	12,410	—	—	12,410
Total recurring fair value measurements	$12,410	$692,285	$75	$704,770

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$4,686	$4,686
Mortgage servicing rights	—	—	117	117
Total nonrecurring fair value measurements	$—	$—	$4,803	$4,803

*	impairment

December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	$—	$69,776	$—	$69,776
State and municipal securities	—	87,812	—	87,812
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	175,847	—	175,847
Collateralized mortgage obligations (CMOs)	—	94,948	—	94,948
Pooled trust preferred securities	—	—	70	70
Corporate debt securities	—	7,193	—	7,193
Total securities available-for-sale	—	435,576	70	435,646
Equity securities	12,849	—	—	12,849
Total recurring fair value measurements	$12,849	$435,576	$70	$448,495

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$5,034	$5,034
Mortgage servicing rights	—	—	291	291
Total nonrecurring fair value measurements	$—	$—	$5,325	$5,325

*	impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2021	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$4,369	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -20%
				Liquidation expenses	(3)	-10%
Impaired loans	317	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30 to -100%
Mortgage servicing rights	117	Discounted cash flow		Remaining term		3 to 29 yrs
				Prepayment Speeds		187% to 312%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2020	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$4,754	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -30%
				Liquidation expenses	(3)	-10%
Impaired loans	280	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-87.5 to -100%
Mortgage servicing rights	291	Discounted cash flow		Remaining term		2 to 30 yrs
				Prepayment Speeds		243% to 320%
				Discount rate		12.0% to 12.5%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2021	2020
Balance, beginning of year	$70	$79
Payments received	(1)	(1)
Sale of securities	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	6	(8)
Transfers in and/or out of Level 3	—	—
Balance, end of year	$75	$70

There were also no transfers in or out of level 3 for the same periods. There were no  losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2021 and 2020.

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. The market for this security at December 31, 2021 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2021;

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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s single underlying issuer, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using and estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.53% includes the risk-free rate, a credit component and a spread for illiquidity.

The following information should not be interpreted as an estimate of the fair value of QNB since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful.

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2021 and 2020:

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

The estimated fair values and carrying amounts of QNB’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2021	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$13,390	$13,390	$13,390	$—	$—
Investment securities:
Available-for-sale	692,360	692,360	—	692,285	75
Equity	12,410	12,410	12,410	—	—
Restricted investment in bank stocks	1,329	1,329	—	1,329	—
Loans held for sale	—	—	—	—	—
Net loans	915,286	916,271	—	—	916,271
Mortgage servicing rights	538	615	—	—	615
Accrued interest receivable	4,104	4,104	—	4,104	—

Financial liabilities
Deposits with no stated maturities	$1,281,372	$1,281,372	$1,281,372	$—	$—
Deposits with stated maturities	168,373	168,039	—	168,039	—
Short-term borrowings	68,476	68,476	68,476	—	—
Long-term debt	10,000	10,114	10,114	—	—
Accrued interest payable	211	211	—	211	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	70	—	70	—

			Fair value measurements
December 31, 2020	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$39,331	$39,331	$39,331	$—	$—
Investment securities:
Available-for-sale	435,646	435,646	—	435,576	70
Equity	12,849	12,849	12,849	—	—
Restricted investment in bank stocks	1,041	1,041	—	1,041	—
Loans held for sale	6,570	6,886	—	6,886	—
Net loans	909,216	915,726	—	—	915,726
Mortgage servicing rights	533	568	—	—	568
Accrued interest receivable	4,825	4,825	—	4,825	—

Financial liabilities
Deposits with no stated maturities	$1,030,982	$1,030,982	$1,030,982	$—	$—
Deposits with stated maturities	197,085	199,127	—	199,127	—
Short-term borrowings	58,838	58,838	58,838	—	—
Long-term debt	10,000	10,269	10,269	—	—
Accrued interest payable	350	350	—	350	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	88	—	88	—

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

Note 19 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2021	2020
Assets
Cash and cash equivalents	$1,234	$242
Investment securities (cost of $11,419 and $12,784)	12,410	12,849
Investment in subsidiary	123,412	121,427
Other assets	8	9
Total assets	$137,064	$134,527

Liabilities
Other liabilities	$570	$82

Shareholders' equity	136,494	134,445
Total liabilities and shareholders' equity	$137,064	$134,527

Statements of Income
Year ended December 31,	2021	2020	2019
Dividends from subsidiary	$5,733	$4,413	$3,820
Interest, dividend and other income	386	346	292
Securities gains	1,788	585	1,781
Net unrealized gain (loss) on investment equity securities	926	(47)	770
Total income	8,833	5,297	6,663
Expenses	491	457	420
Income before applicable income taxes and equity in undistributed income of subsidiary	8,342	4,840	6,243
Provision (benefit) for income taxes	724	97	714
Income before equity in undistributed income of subsidiary	7,618	4,743	5,529
Equity in undistributed income of subsidiary	8,874	7,340	6,828
Net income	$16,492	$12,083	$12,357

Statements of Comprehensive Income	(in thousands)
Year ended December 31,	2021			2020			2019
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$20,453	$3,961	$16,492	$14,645	$2,562	$12,083	$15,207	$2,850	$12,357
Other comprehensive (loss)/income:
Net unrealized holding (losses)/gains on available-for-sale securities:
Unrealized holding (losses)/gains arising during the period	(11,867)	(2,492)	(9,375)	6,850	1,439	5,411	9,327	1,959	7,368
Reclassification adjustment for (gains)/losses included in net income	(18)	(4)	(14)	(24)	(5)	(19)	26	5	21
	(11,885)	(2,496)	(9,389)	6,826	1,434	5,392	9,353	1,964	7,389
Total comprehensive income	$8,568	$1,465	$7,103	$21,471	$3,996	$17,475	$24,560	$4,814	$19,746

Statements of Cash Flows
Year ended December 31,	2021	2020	2019
Operating Activities
Net income	$16,492	$12,083	$12,357
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(8,874)	(7,340)	(6,828)
Net securities gains	(1,788)	(585)	(1,781)
Net unrealized (gain) loss on investment equity securities	(926)	47	(770)
Stock-based compensation expense	102	112	118
Accretion of discounts on investment securities	—	—	(45)
Increase (decrease) in other liabilities	222	(682)	762
Decrease in other assets	2	17	126
Deferred income tax provision (benefit)	265	(20)	247
Net cash provided by operating activities	5,495	3,632	4,186
Investing activities
Purchase of investment equity securities	(4,615)	(7,914)	(9,030)
Purchase of investment securities available-for-sale	—	—	(8,730)
Proceeds from sale of investment equity securities	7,768	4,767	11,838
Proceeds from sale of investment securities available-for-sale	—	—	8,775
Capital contribution to Bank	(2,500)	—	—
Net cash provided (used) by investing activities	653	(3,147)	2,853
Financing activities
Cash dividend paid	(4,375)	(4,226)	(4,086)
Treasury stock purchase	(1,356)	(130)	—
Proceeds from issuance of common stock	575	497	591
Net cash used by financing activities	(5,156)	(3,859)	(3,495)
Increase (decrease) cash and cash equivalents	992	(3,374)	3,544
Cash and cash equivalents at beginning of year	242	3,616	72
Cash and cash equivalents at end of year	$1,234	$242	$3,616

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2021, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$151,501	13.60%	89,111	8.00%	111,389	10.00%
Bank	138,419	12.85	86,162	8.00	107,702	10.00

Tier I capital (to risk-weighted assets):
Consolidated	140,226	12.59	66,833	6.00	66,833	6.00
Bank	127,144	11.81	64,621	6.00	86,162	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	140,226	12.59	50,125	4.50	N/A	N/A
Bank	127,144	11.81	48,466	4.50	70,006	6.50

Tier I capital (to average assets):
Consolidated	140,226	8.39	66,890	4.00	N/A	N/A
Bank	127,144	7.67	66,295	4.00	82,868	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$139,705	13.95%	$80,125	8.00%	$100,156	10.00%
Bank	126,687	13.15	77,047	8.00	96,308	10.00

Tier I capital (to risk-weighted assets):
Consolidated	128,788	12.86	60,094	6.00	60,094	6.00
Bank	115,770	12.02	57,785	6.00	77,047	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	128,788	12.86	45,070	4.50	N/A	N/A
Bank	115,770	12.02	43,339	4.50	62,600	6.50

Tier I capital (to average assets):
Consolidated	128,788	9.07	56,776	4.00	N/A	N/A
Bank	115,770	8.23	56,286	4.00	70,357	5.00

Note 21 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2021 and 2020 are in the following table:

	Quarters Ended 2021				Quarters Ended 2020
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Interest income	$11,731	$11,380	$11,721	$11,938	$11,331	$10,740	$10,763	$10,859
Interest expense	1,214	1,162	1,137	1,130	2,168	1,506	1,433	1,338
Net interest income	10,517	10,218	10,584	10,808	9,163	9,234	9,330	9,521
Provision for loan losses	275	183	—	—	500	250	250	250
Non-interest income	3,404	2,534	1,315	2,528	(1,571)	2,817	2,809	3,547
Non-interest expense	7,323	7,749	7,790	8,135	7,278	6,869	7,197	7,611
Income before income taxes	6,323	4,820	4,109	5,201	(186)	4,932	4,692	5,207
Provision for income taxes	1,273	951	685	1,052	(406)	998	914	1,056
Net Income	$5,050	$3,869	$3,424	$4,149	$220	$3,934	$3,778	$4,151
Earnings Per Share - basic *	$1.42	$1.09	$0.96	$1.17	$0.06	$1.11	$1.07	$1.17
Earnings Per Share - diluted *	$1.42	$1.09	$0.96	$1.17	$0.06	$1.11	$1.07	$1.17
*	Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

b)	Internal Control over Financial Reporting

Information required by this item is set forth in Management’s Report included under Item 8, which is incorporated by reference into this item.

c)	Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2021 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the captions:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the captions:

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2021. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
2015 Stock option plan	113,950	$37.58	165,225
2021 Employee stock purchase plan	—	—	27,838
Equity compensation plans not approved by QNB shareholders
None	—	—	—
Total	113,950	$37.58	193,063

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the captions:

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the captions:

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the captions:

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

4.1-	Description of Capital Securities (Incorporated by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 11, 2021)

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

10.6-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)*

10.7-	QNB Corp. 2021 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 15, 2021)

21.1-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished ** as part of this report:

No.	Description
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document **
104	Cover page interactive data file (formatted as inline XBRL and continued in Exhibit 101).
*	Indicates compensatory plan or arrangement
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
March 14, 2022
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Dennis Helf	Director, Chairman	March 14, 2022
Dennis Helf

/s/ David W. Freeman	Chief Executive Officer,	March 14, 2022
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 14, 2022
Autumn R. Bayles /s/ Laurie A. Bergman	Director	March 14, 2022
Laurie A Bergman /s/ Randy S. Bimes	Director	March 14, 2022
Randy S. Bimes

/s/ Thomas J. Bisko	Director	March 14, 2022
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 14, 2022
Kenneth F. Brown, Jr.

/s/ Jennifer L. Mann	Director	March 14, 2022
Jennifer L. Mann

/s/ Ranajoy Ray-Chaudhuri	Director	March 14, 2022
Ranajoy Ray-Chaudhuri

/s/ W. Randall Stauffer	Director	March 14, 2022
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 14, 2022
Scott R. Stevenson

/s/ Janice McCracken Erkes	Chief Financial Officer	March 14, 2022
Janice McCracken Erkes	(Principal Financial Officer)

/s/ Mary E. Liddle	Chief Accounting Officer	March 14, 2022
Mary E. Liddle	(Principal Accounting Officer)