Form 10-Q
period 2022-03-31
QNB CORP
filed 2022-05-09
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common Stock, par value $0.625	3,557,806

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2022

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$12,106	$9,194
Interest-bearing deposits in banks	1,154	4,196
Total cash and cash equivalents	13,260	13,390
Investments:
Available-for-sale (amortized cost $707,911 and $697,094)	656,846	692,360
Equity securities (cost of $11,669 and $11,419)	12,652	12,410
Restricted investment in stocks	1,337	1,329
Loans receivable	926,369	926,470
Allowance for loan losses	(11,231)	(11,184)
Net loans	915,138	915,286
Bank-owned life insurance	11,578	11,497
Premises and equipment, net	16,269	16,540
Accrued interest receivable	3,781	4,104
Net deferred tax assets	12,046	2,449
Other assets	5,079	3,975
Total assets	$1,647,986	$1,673,340

Liabilities
Deposits
Demand, non-interest bearing	$242,024	$243,006
Interest-bearing demand	454,594	468,199
Money market	143,724	143,942
Savings	447,756	426,225
Time less than $100	91,531	93,456
Time $100 through $250	47,120	49,930
Time greater than $250	25,004	24,987
Total deposits	1,451,753	1,449,745
Short-term borrowings	76,738	68,476
Long-term debt	10,000	10,000
Accrued interest payable	178	211
Other liabilities	6,819	8,414
Total liabilities	1,545,488	1,536,846

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,766,492 shares and 3,760,315
shares issued; 3,557,806 and 3,553,629 shares outstanding	2,354	2,350
Surplus	23,928	23,683
Retained earnings	120,594	118,163
Accumulated other comprehensive gain, net of tax	(40,341)	(3,740)
Treasury stock, at cost; 208,686 and 206,686 shares	(4,037)	(3,962)
Total shareholders' equity	102,498	136,494
Total liabilities and shareholders' equity	$1,647,986	$1,673,340

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data - unaudited)	2022	2021
Interest income
Interest and fees on loans	$9,003	$10,011
Interest and dividends on available-for-sale & equity securities:
Taxable	2,274	1,314
Tax-exempt	517	386
Interest on interest-bearing balances and other interest income	15	20
Total interest income	11,809	11,731
Interest expense
Interest on deposits
Interest-bearing demand	237	238
Money market	106	82
Savings	321	290
Time less than $100	184	279
Time of $100 through $250	85	145
Time greater than $250	42	86
Interest on short-term borrowings	59	55
Interest on long-term debt	39	39
Total interest expense	1,073	1,214
Net interest income	10,736	10,517
Provision for loan losses	—	275
Net interest income after provision for loan losses	10,736	10,242
Non-interest income
Net gain on sales and calls of available-for-sale and equity securities	36	342
Unrealized (loss) gain on investment equity securities	(8)	1,096
Fees for services to customers	384	299
ATM and debit card	641	593
Retail brokerage and advisory	205	167
Bank-owned life insurance	81	263
Merchant	95	104
Net gain on sale of loans	—	352
Other	177	188
Total non-interest income	1,611	3,404
Non-interest expense
Salaries and employee benefits	4,266	4,017
Net occupancy	578	618
Furniture and equipment	687	670
Marketing	194	214
Third party services	667	488
Telephone, postage and supplies	194	198
State taxes	272	273
FDIC insurance premiums	217	171
Other	738	674
Total non-interest expense	7,813	7,323
Income before income taxes	4,534	6,323
Provision for income taxes	824	1,273
Net income	$3,710	$5,050
Earnings per share - basic	$1.04	$1.42
Earnings per share - diluted	$1.04	$1.42
Cash dividends per share	$0.36	$0.35
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2022			2021
For the Three Months Ended March 31,	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$4,534	$824	$3,710	$6,323	$1,273	$5,050
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities:
Unrealized holding losses arising during the period	(46,331)	(9,731)	(36,600)	(8,006)	(1,681)	(6,325)
Reclassification adjustment for gains included in net income	(1)	—	(1)	(3)	(1)	(2)
Other comprehensive loss	(46,332)	(9,731)	(36,601)	(8,009)	(1,682)	(6,327)
Total comprehensive loss	$(41,798)	$(8,907)	$(32,891)	$(1,686)	$(409)	$(1,277)

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2022 and 2021

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2022	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494
Net income		—	—	3,710	—	—	3,710
Other comprehensive loss, net of tax		—	—	—	(36,601)	—	(36,601)
Cash dividends declared ($0.36 per share)		—	—	(1,279)	—	—	(1,279)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,177	4	223	—	—	—	227
Stock-based compensation expense		—	22	—	—	—	22
Treasury stock purchase	(2,000)	—	—	—	—	(75)	(75)
Balance, March 31, 2022	3,557,806	$2,354	$23,928	$120,594	$(40,341)	$(4,037)	$102,498

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2021	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445
Net income		—	—	5,050	—	—	5,050
Other comprehensive loss, net of tax		—	—	—	(6,327)	—	(6,327)
Cash dividends declared ($0.35 per share)		—	—	(1,243)	—	—	(1,243)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,319	4	203	—	—	—	207
Stock issued for options exercised	5,017	3	128	—	—	—	131
Stock-based compensation expense		—	20	—	—	—	20
Treasury stock purchase	(8,700)	—	—	—	—	(287)	(287)
Balance, March 31, 2021	3,559,169	$2,335	$22,781	$110,451	$(678)	$(2,893)	$131,996

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Three Months ended March 31,	2022	2021
Operating Activities
Net income	$3,710	$5,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	470
Provision for loan losses	—	275
Net gain on calls and sales of debt and equity securities	(36)	(342)
Net unrealized gain on equity securities	8	(1,096)
Net gain on sale of loans	—	(352)
Proceeds from sales of residential mortgages held-for-sale	—	9,105
Origination of residential mortgages held-for-sale	—	(4,890)
Increase in cash surrender value of bank-owned life insurance	(81)	(263)
Stock-based compensation expense	22	20
Deferred income tax provision	131	401
Net (decrease) increase in income taxes payable	(385)	333
Net decrease in accrued interest receivable	323	117
Amortization of mortgage servicing rights and change in valuation allowance	15	23
Net amortization of premiums and discounts on investment securities	643	737
Net decrease in accrued interest payable	(34)	(104)
Operating lease payments	(154)	(171)
Increase in other assets	(759)	(1,051)
Decrease in other liabilities	(1,468)	(159)
Net cash provided by operating activities	2,354	8,103
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	21,853	27,377
Proceeds from the sale of equity securities	262	1,185
Purchases of investments available-for-sale	(33,312)	(56,123)
Purchases of equity securities	(477)	(1,423)
Proceeds from redemption of investment in restricted stock	1,827	—
Purchases of restricted stock	(1,835)	—
Net decrease (increase) in loans	148	(26,091)
Net purchases of premises and equipment	(93)	(2,892)
Redemption of Bank Owned Life Insurance investment	—	797
Net cash used in investing activities	(11,627)	(57,170)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(982)	49,275
Net increase in interest-bearing deposits	2,990	64,278
Net increase in short-term borrowings	8,262	6,109
Cash dividends paid, net of reinvestment	(1,131)	(1,092)
Purchase of treasury shares	(75)	(287)
Proceeds from issuance of common stock	79	187
Net cash provided by financing activities	9,143	118,470
Increase in cash and cash equivalents	(130)	69,403
Cash and cash equivalents at beginning of year	13,390	39,331
Cash and cash equivalents at end of period	$13,260	$108,734
Supplemental Cash Flow Disclosures
Interest paid	$4,676	$1,318
Net income taxes paid	1,078	538
Non-cash transactions:
Unsettled trades to purchase securities	—	(13,454)
Right-of-use assets obtained in exchange for new operating lease liabilities	43	698
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2021 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements.

COVID-19 Developments

Currently all QNB office lobbies are opened with their normal operating hours and banking by appointment service remains available. Drive-ups are also operating under normal hours.  QNB continues to follow any state mandates. Employees with remote access are encouraged to work from home.  QNB has not incurred any significant disruptions to its business continuity.

The full impact of the COVID-19 Pandemic is unknown.  Uncertainties exist related to the duration of the COVID-19 Pandemic and its potential effects on QNB’s customers and prospects, including impacts on national and local economies, unemployment, maintaining  a competent workforce, and disruptions in the supply chain.   There are no assurances as to how the COVID-19 Pandemic might affect QNB’s loan, investment and deposit portfolios.

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

On October 16, 2019, FASB adopted its August 15, 2019 proposal to delay the effective dates for certain smaller reporting companies for the implementation CECL. For public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, except for smaller reporting companies, whose effective date is effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2022. QNB continues to evaluate the impact of this new standard on its consolidated financial statements and currently does not anticipate a material change to its allowance for loan losses upon the eventual implementation of CECL.

On March 31, 2022, FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures, under Financial Instruments—Credit Losses (topic 326).  The main provisions of ASU 2022-02 supersede the accounting guidance in ASC 310-40 Receivables—Troubled Debt Restructurings by Creditor in its entirety and requires entities to evaluate all receivable modifications under ASC 310-20-35-9 through 35-11 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost.  ASU 2022-02 also amends other subtopics to remove references to TDRs for creditors. For QNB, the provisions under ASU 2022-02 are effective for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2022.

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

Stock-based compensation expense was $22,000 and $20,000 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was approximately $204,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. As of March 31, 2022, there were 177,550 options granted, 63,175 options forfeited, 20,825 options exercised, and 122,050 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Three Months Ended March 31,	2022	2021
Risk free interest rate	1.25%	0.20%
Dividend yield	3.64%	4.17%
Volatility	22.68%	21.14%
Expected life (years)	4.05	4.88

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the three months ended March 31, 2022 and 2021 was $5.02 and $3.08, respectively.

Stock option activity during the three months ended March 31, 2022 and 2021 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	113,950	$37.58
Granted	29,350	37.26
Exercised	—	—
Forfeited	(21,250)	37.69
Outstanding at March 31, 2022	122,050	$37.49	3.01	$117
Exercisable at March 31, 2022	44,500	$40.86	1.39	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	116,550	$37.42
Granted	25,000	32.50
Exercised	(17,525)	30.40
Forfeited	(3,125)	30.40
Outstanding at March 31, 2021	120,900	$37.60	2.17	$—
Exercisable at March 31, 2021	46,975	$40.63	0.64	$—

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted earnings per share - net income	$3,710	$5,050
Denominator for basic earnings per share - weighted average shares outstanding	3,552,854	3,555,028
Effect of dilutive securities - employee stock options	1,602	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,554,456	3,555,028
Earnings per share - basic	$1.04	$1.42
Earnings per share - diluted	1.04	1.42

There were 92,200 and 120,900  stock options that were anti-dilutive for the three-month periods ended March 31, 2022 and 2021, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 29, 2021 to up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 2,000 and 8,700

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

shares repurchased during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Unrealized net holding losses gains on available-for-sale securities	$(51,065)	$(4,734)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other (loss) income	(51,065)	(4,734)
Tax effect	10,724	994
Accumulated other comprehensive (loss) income, net of tax	$(40,341)	$(3,740)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2022	2021	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$1	$3	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	1	3
Tax effect	—	(1)	Provision for income taxes
Total reclassification out of accumulated other comprehensive income, net of tax	$1	$2	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2022 and December 31, 2021 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2022	value	gains	losses	cost
U.S. Treasury	$894	$—	$—	$894
U.S. Government agency	94,063	—	(7,872)	101,935
State and municipal	119,510	139	(12,427)	131,798
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	308,225	59	(22,699)	330,865
Collateralized mortgage obligations (CMOs)	127,534	8	(8,198)	135,724
Corporate debt	6,620	66	(141)	6,695
Total investment debt securities available-for-sale	$656,846	$272	$(51,337)	$707,911

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2021	value	gains	losses	cost
U.S. Government agency	$97,499	$2	$(2,435)	$99,932
State and municipal	131,035	1,716	(1,053)	130,372
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	329,938	1,273	(3,158)	331,823
Collateralized mortgage obligations (CMOs)	127,012	398	(1,648)	128,262
Corporate debt	6,876	179	(8)	6,705
Total investment debt securities available-for-sale	$692,360	$3,568	$(8,302)	$697,094

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2022 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

March 31, 2022	Fair value	Amortized cost
Due in one year or less	$5,277	$5,260
Due after one year through five years	140,407	146,514
Due after five years through ten years	417,401	450,278
Due after ten years	93,761	105,859
Total investment debt securities available-for-sale	$656,846	$707,911

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no proceeds from sales of investment securities available-for-sale during the three months ended March 31, 2022 and 2021.

At March 31, 2022 and December 31, 2021, investment securities available-for-sale totaling approximately $243,162,000 and $264,154,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended March 31,
	2022	2021
Gross realized gains	$1	$3
Gross realized losses	—	—
Other-than-temporary impairment	—	—
Total net gains (losses) on AFS securities	$1	$3

The tax expense applicable to the net realized gains for both of the three-month periods ended March 31, 2022 and 2021 was $0  and $1,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three months ended March 31, 2022 and 2021, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2022	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	46	35,508	(2,434)	58,554	(5,438)	94,062	(7,872)
State and municipal	190	75,613	(8,712)	19,860	(3,715)	95,473	(12,427)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	178	256,078	(18,096)	45,724	(4,603)	301,802	(22,699)
Collateralized mortgage obligations (CMOs)	120	115,320	(7,950)	2,495	(248)	117,815	(8,198)
Corporate debt	3	3,479	(133)	76	(8)	3,555	(141)
Total	537	$485,998	$(37,325)	$126,709	$(14,012)	$612,707	$(51,337)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	securities	value	losses	value	losses	value	losses
U.S. Government agency	44	$62,530	$(1,407)	$32,968	$(1,028)	$95,498	$(2,435)
State and municipal	103	55,982	(953)	3,742	(100)	59,724	(1,053)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	72	253,141	(2,915)	7,370	(243)	260,511	(3,158)
Collateralized mortgage obligations (CMOs)	46	92,217	(1,648)	—	—	92,217	(1,648)
Corporate debt	1	—	—	75	(8)	75	(8)
Total	266	$463,870	$(6,923)	$44,155	$(1,379)	$508,025	$(8,302)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2022 in U.S. Treasury, U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of March 31, 2022. This security has a total amortized cost of approximately $83,000 and a fair value of $75,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At March 31, 2022 and December 31, 2021, the Company had $12,652,000 and $12,410,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,

	2022	2021
Net gains (loss) recognized during the period on equity securities	$27	$1,435
Less: Net gains recognized during the period on equity securities sold during the period	35	339
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(8)	$1,096

Tax expense applicable to the net gains recognized for the three months ended March 31, 2022 and 2021 was $8,000 and $415,000, repectively. Proceeds from sales of investment equity securities were $262,000 and $1,185,000 for the three months ended March 31, 2022 and 2021, respectively.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,325,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$0 at March 31, 2022. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of March 31, 2022, there was no OTTI associated with these shares.

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

Major classes of loans are as follows:

	March 31,	December 31,
	2022	2021
Commercial:
Commercial and industrial	$135,257	$148,610
Construction	64,453	55,855
Secured by commercial real estate	454,290	451,404
Secured by residential real estate	84,358	84,741
State and political subdivisions	19,448	19,775
Retail:
1-4 family residential mortgages	103,248	100,281
Home equity loans and lines	59,783	61,782
Consumer	5,923	4,699
Total loans	926,760	927,147
Net unearned (fees) costs	(391)	(677)
Loans receivable	$926,369	$926,470

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, overdrafts were approximately $1,511,000 and $91,000, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

QNB generally lends in Bucks, Lehigh, and Montgomery counties in southeastern Pennsylvania. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2022, there was a concentration of loans to lessors of residential buildings and dwellings of 18.1% of total loans and to lessors of nonresidential buildings of 25.1% of total loans, compared with 18.0% and 24.2% of total loans, respectively, at December 31, 2021.  These concentrations were primarily within the commercial real estate categories.

QNB continues to provide solutions to customers experiencing financial hardship caused by the COVID-19 Pandemic.  As of March 31, 2022, QNB had two modifications to commercial loans and no  modifications to retail loans related to the COVID-19 Pandemic. The commercial loans were each modified one time and totaled $321,000 with deferred interest and/or principal payments of three to six months

At March 31, 2022 and December 31, 2021, QNB had 32 and 98 PPP loans, respectively, totaling $6,013,000 and $14,327,000, respectively, reported in commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points of the originated loan amount which are recognized in interest income as a yield adjustment over the term of the loan.   At March 31, 2022 and December 31, 2021, net unearned (fees) costs included $169,000 and $482,000, respectively, in PPP loan origination fees net of costs.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2022 and December 31, 2021:

March 31, 2022	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$128,012	$139	$7,106	$—	$135,257
Construction	64,453	—	—	—	64,453
Secured by commercial real estate	440,399	2,934	10,957	—	454,290
Secured by residential real estate	83,152	197	1,009	—	84,358
State and political subdivisions	19,448	—	—	—	19,448
Total	$735,464	$3,270	$19,072	$—	$757,806

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2021	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$141,102	$151	$7,357	$—	$148,610
Construction	55,855	—	—	—	55,855
Secured by commercial real estate	438,519	2,848	10,037	—	451,404
Secured by residential real estate	83,604	—	1,137	—	84,741
State and political subdivisions	19,775	—	—	—	19,775
Total	$738,855	$2,999	$18,531	$—	$760,385

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2022 and December 31, 2021:

March 31, 2022	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$102,439	$809	$103,248
Home equity loans and lines	59,296	487	59,783
Consumer	5,834	89	5,923
Total	$167,569	$1,385	$168,954

December 31, 2021	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$99,560	$721	$100,281
Home equity loans and lines	61,102	680	61,782
Consumer	4,609	90	4,699
Total	$165,271	$1,491	$166,762

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2022 and December 31, 2021:

March 31, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,245	$—	$574	$2,819	$132,438	$135,257
Construction	—	—	—	—	64,453	64,453
Secured by commercial real estate	—	—	—	—	454,290	454,290
Secured by residential real estate	—	—	26	26	84,332	84,358
State and political subdivisions	—	—	—	—	19,448	19,448
Retail:
1-4 family residential mortgages	421	—	127	548	102,700	103,248
Home equity loans and lines	41	115	—	156	59,627	59,783
Consumer	14	11	—	25	5,898	5,923
Total	$2,721	$126	$727	$3,574	$923,186	$926,760

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,288	$1	$596	$2,885	$145,725	$148,610
Construction	—	—	—	—	55,855	55,855
Secured by commercial real estate	—	—	—	—	451,404	451,404
Secured by residential real estate	—	—	30	30	84,711	84,741
State and political subdivisions	—	—	—	—	19,775	19,775
Retail:
1-4 family residential mortgages	1,139	—	127	1,266	99,015	100,281
Home equity loans and lines	21	—	10	31	61,751	61,782
Consumer	20	11	—	31	4,668	4,699
Total	$3,468	$12	$763	$4,243	$922,904	$927,147

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2022 and December 31, 2021:

March 31, 2022	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,314
Construction	—	—
Secured by commercial real estate	—	2,207
Secured by residential real estate	—	366
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	809
Home equity loans and lines	—	487
Consumer	—	89
Total	$—	$7,272

December 31, 2021	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,369
Construction	—	—
Secured by commercial real estate	—	2,279
Secured by residential real estate	—	391
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	721
Home equity loans and lines	—	680
Consumer	—	90
Total	$—	$7,530

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021 are as follows:

For the Three Months Ended March 31, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,368	$(242)	$—	$66	$3,192
Construction	363	346	—	—	709
Secured by commercial real estate	4,280	(467)	—	—	3,813
Secured by residential real estate	1,035	(9)	—	3	1,029
State and political subdivisions	69	(1)	—	—	68
Retail:
1-4 family residential mortgages	646	19	—	—	665
Home equity loans and lines	376	21	—	1	398
Consumer	542	69	(31)	8	588
Unallocated	505	264	N/A	N/A	769
Total	$11,184	$—	$(31)	$78	$11,231

For the Three Months Ended March 31, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(147)	$—	$13	$3,916
Construction	346	(33)	—	—	313
Secured by commercial real estate	3,736	358	—	—	4,094
Secured by residential real estate	871	(57)	—	11	825
State and political subdivisions	89	(3)	—	—	86
Retail:
1-4 family residential mortgages	533	77	—	—	610
Home equity loans and lines	386	(20)	—	2	368
Consumer	265	10	(32)	20	263
Unallocated	550	90	N/A	N/A	640
Total	$10,826	$275	$(32)	$46	$11,115

As previously discussed, the Company maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans and loans to state and political subdivisions by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,375,000 and $4,142,000 as of March 31, 2022 and December 31, 2021, respectively. Non-performing TDRs totaled $609,000 and $658,000 as of March 31, 2022 and December 31, 2021, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	March 31, 2022		December 31, 2021
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$4,135	$—	$1,477	$—
TDRs with an allowance recorded	849	516	3,323	690
Total	$4,984	$516	$4,800	$690

There was one new TDR during the three months ended March 31, 2022; an extension of credit on an existing relationship that is a TDR.  As of March 31, 2022 and December 31, 2021, QNB had $2,000 in commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were no charge-offs during the three months ended March 31, 2022 and 2021, resulting from loans previously modified as TDRs.

There were no loans modified as TDRs within 12 months prior to March 31, 2022 and 2021, respectively, for which there was a payment default (60 days or more past due) during the three months ended March 31, 2022 and 2021, respectively.

The Company has one loan secured by residential real estate for which foreclosure proceedings are in process at March 31, 2022 with a total recorded investment of $127,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the balance in the allowance for loan losses at March 31, 2022 and December 31, 2021 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2022	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,192	$2,005	$1,187	$135,257	$3,462	$131,795
Construction	709	—	709	64,453	—	64,453
Secured by commercial real estate	3,813	134	3,679	454,290	5,633	448,657
Secured by residential real estate	1,029	366	663	84,358	1,452	82,906
State and political subdivisions	68	—	68	19,448	—	19,448
Retail:
1-4 family residential mortgages	665	—	665	103,248	981	102,267
Home equity loans and lines	398	128	270	59,783	487	59,296
Consumer	588	1	587	5,923	51	5,872
Unallocated	769	N/A	N/A	N/A	N/A	N/A
Total	$11,231	$2,634	$7,828	$926,760	$12,066	$914,694

	Allowance for Loan Losses			Loans Receivable
December 31, 2021	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,368	$2,090	$1,278	$148,610	$3,517	$145,093
Construction	363	—	363	55,855	—	55,855
Secured by commercial real estate	4,280	312	3,968	451,404	5,654	445,750
Secured by residential real estate	1,035	368	667	84,741	1,387	83,354
State and political subdivisions	69	—	69	19,775	—	19,775
Retail:
1-4 family residential mortgages	646	—	646	100,281	893	99,388
Home equity loans and lines	376	100	276	61,782	688	61,094
Consumer	542	3	539	4,699	53	4,646
Unallocated	505	N/A	N/A	N/A	N/A	N/A
Total	$11,184	$2,873	$7,806	$927,147	$12,192	$914,955

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$148	$148		$150	$157
Construction	—	—		—	—
Secured by commercial real estate	4,797	5,157		2,361	2,702
Secured by residential real estate	804	857		715	768
Retail:
1-4 family residential mortgages	981	1,095		893	1,002
Home equity loans and lines	316	364		514	586
Consumer	—	—		—	—
Total	$7,046	$7,621		$4,633	$5,215

With an allowance recorded:
Commercial:
Commercial and industrial	$3,314	$3,803	$2,005	$3,367	$3,825	$2,090
Construction	—	—	—	—	—	—
Secured by commercial real estate	836	1,008	134	3,293	3,451	312
Secured by residential real estate	648	767	366	672	787	368
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	171	192	128	174	193	100
Consumer	51	66	1	53	68	3
Total	$5,020	$5,836	$2,634	$7,559	$8,324	$2,873

Total:
Commercial:
Commercial and industrial	$3,462	$3,951	$2,005	$3,517	$3,982	$2,090
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,633	6,165	134	5,654	6,153	312
Secured by residential real estate	1,452	1,624	366	1,387	1,555	368
Retail:
1-4 family residential mortgages	981	1,095	—	893	1,002	—
Home equity loans and lines	487	556	128	688	779	100
Consumer	51	66	1	53	68	3
Total	$12,066	$13,457	$2,634	$12,192	$13,539	$2,873

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Three Months Ended March 31,	2022		2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$3,481	$1	$4,075	$1
Construction	—	—	—	—
Secured by commercial real estate	5,617	38	6,006	41
Secured by residential real estate	1,346	12	2,017	16
Retail:
1-4 family residential mortgages	913	2	877	1
Home equity loans and lines	546	—	763	—
Consumer	52	—	60	—
Total	$11,955	$53	$13,798	$59

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2022:

March 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Treasury securities	$—	$894	$—	$894
U.S. Government agency securities	—	94,063	—	94,063
State and municipal securities	—	119,510	—	119,510
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	308,225	—	308,225
Collateralized mortgage obligations (CMOs)	—	127,534	—	127,534
Corporate debt securities	—	6,545	75	6,620
Total debt securities available-for-sale	—	656,771	75	656,846
Equity securities	12,652	—	—	12,652
Total recurring fair value measurements	$12,652	$656,771	$75	$669,498

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$2,386	$2,386
Mortgage servicing rights	—	—	74	74
Total nonrecurring fair value measurements	$—	$—	$2,460	$2,460
*Impairment

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three months ended March 31, 2022. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- month period ended March 31, 2022.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, showing the fair value measurements by level within the fair value hierarchy, as of December 31, 2021:

December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Government agency securities	$—	$97,499	$—	$97,499
State and municipal securities	—	131,035	—	131,035
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	329,938	—	329,938
Collateralized mortgage obligations (CMOs)	—	127,012	—	127,012
Corporate debt securities	—	6,801	75	6,876
Total debt securities available-for-sale	—	692,285	75	692,360
Equity securities	12,410	—	—	12,410
Total recurring fair value measurements	$12,410	$692,285	$75	$704,770

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$4,686	$4,686
Mortgage servicing rights	—	—	117	117
Total nonrecurring fair value measurements	$—	$—	$4,803	$4,803
*Impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2022	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$2,070	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -25%
				Liquidation expenses	(3)	-10%
Impaired loans	316	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	74	Discounted cash flow		Remaining term		3 to 29 years
				Prepayment speeds		142% to 287%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2021	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,369	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -20%
				Liquidation expenses	(3)	-10%
Impaired loans	317	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	117	Discounted cash flow		Remaining term		3 to 29 years
				Prepayment speeds		187% to 312%
				Discount rate		12.0% to 12.5%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various Level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2022 and 2021:

	Fair value measurements using significant unobservable inputs (Level 3)
	2022	2021
Balance, January 1,	$75	$70
Payments received	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	4
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$75	$74

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at March 31, 2022 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2022;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of  the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 5.64% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2022 and December 31, 2021:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost):  The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities (carried at fair value):  The fair value of securities is primarily determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2022	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$13,260	$13,260	$13,260	$—	$—
Investment securities:
Available-for-sale	656,846	656,846	—	656,771	75
Equities	12,652	12,652	12,652	—	—
Restricted investment in stocks	1,337	1,337	—	1,337	—
Net loans	915,138	909,767	—	—	909,767
Mortgage servicing rights	523	647	—	—	647
Accrued interest receivable	3,781	3,781	—	3,781	—

Financial liabilities
Deposits with no stated maturities	$1,288,098	$1,288,098	$1,288,098	$—	$—
Deposits with stated maturities	163,655	160,687	—	160,687	—
Short-term borrowings	76,738	76,738	76,738	—	—
Long-term debt	10,000	9,986	9,986	—	—
Accrued interest payable	178	178	—	178	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	65	—	65	—

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair value measurements
December 31, 2021	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$13,390	$13,390	$13,390	$—	$—
Investment securities:
Available-for-sale	692,360	692,360	—	692,285	75
Equities	12,410	12,410	12,410	—	—
Restricted investment in stocks	1,329	1,329	—	1,329	—
Loans held-for-sale	—	—	—	—	—
Net loans	915,286	916,271	—	—	916,271
Mortgage servicing rights	538	615	—	—	615
Accrued interest receivable	4,104	4,104	—	4,104	—

Financial liabilities
Deposits with no stated maturities	$1,281,372	$1,281,372	$1,281,372	$—	$—
Deposits with stated maturities	168,373	168,039	—	168,039	—
Short-term borrowings	68,476	68,476	68,476	—	—
Long-term debt	10,000	10,114	10,114	—	—
Accrued interest payable	211	211	—	211	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	70	—	70	—

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

A summary of the Company's financial instrument commitments is as follows:

	March 31,	December 31,
	2022	2021
Commitments to extend credit and unused lines of credit	$368,719	$325,449
Standby letters of credit	18,562	21,321
Total financial instrument commitments	$387,281	$346,770

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $17,541,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2022 and December 31, 2021 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases.  Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions.  During the three months ended March 31, 2022, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $43,000.

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

Both the QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2022, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$154,160	13.44%	$91,733	8.00%	$114,666	10.00%
Bank	140,997	12.71	88,737	8.00	110,921	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$142,821	12.46	68,800	6.00	68,800	6.00
Bank	129,668	11.69	66,553	6.00	88,737	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	142,821	12.46	51,600	4.50	N/A	N/A
Bank	129,668	11.69	49,915	4.50	72,099	6.50

Tier 1 capital (to average assets):
The Company	142,821	8.52	67,015	4.00	N/A	N/A
Bank	129,668	7.80	66,495	4.00	83,118	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$151,501	13.60%	$89,111	8.00%	$111,389	10.00%
Bank	138,419	12.85	86,162	8.00	107,702	10.00

Tier 1 capital (to risk-weighted assets):
The Company	140,226	12.59	66,833	6.00	66,833	6.00
Bank	127,144	11.81	64,621	6.00	86,162	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	140,226	12.59	50,125	4.50	N/A	N/A
Bank	127,144	11.81	48,466	4.50	70,006	6.50

Tier 1 capital (to average assets):
The Company	140,226	8.39	66,890	4.00	N/A	N/A
Bank	127,144	7.67	66,295	4.00	82,868	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, including the risk factors identified in Item 1A of QNB’s 2021 Form 10-K, could affect the future financial results of QNB Corp. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the three months ended March 31, 2022 and 2021, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three months ended March 31, 2022 or 2021, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2022 of $3,710,000, or $1.04 per share on a diluted basis, compared to net income of $5,050,000, or $1.42 per share on a diluted basis, for the same period in 2021. The Bank contributed $3,708,000 to net income for the three months ended March 31, 2022 compared to $4,038,000 for the same period 2021; and the holding company contributed $2,000 to net income for the three months ended March 31, 2022 compared to $1,012,000 for the same period 2021.  The results at the Bank were primarily due to a reduction in non-interest income as no mortgage loans were sold in 2022.  The results at the holding company are due primarily to the change in the fair value of the equity portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.90% and 10.60%, respectively, for the quarter ended March 31, 2022 compared with 1.40% and 15.70%, respectively, for the quarter ended March 31, 2021.

Total assets at March 31, 2022 were $1,647,986,000, compared with $1,673,340,000 at December 31, 2021. Loans receivable at March 31, 2022 were $926,369,000, fairly level compared with $926,470,000 at December 31, 2021. QNB participated in the Small

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  Excluding PPP loans net of deferred fees at March 31, 2022 and December 31, 2021, loans would have increased $7,900,000 since year-end 2021.  Total deposits of $1,451,753,000 at March 31, 2022 increased $2,008,000 compared with total deposits of $1,449,745,000 at December 31, 2021.

Results for the three months ended March 31, 2022 include the following significant components:

•	Net interest income increased $219,000, or 2.1%, to $10,736,000 for the three months ended March 31, 2022.
•	Net interest margin on a tax-equivalent basis decreased 36 basis points for the quarter to 2.71%.
•	QNB recorded no provision for loan losses for the first quarter of 2022 compared to a provision of $275,000 for the same period in 2021.
•

Non-interest income decreased $1,793,000, to $1,611,000, for the first quarter ended March 31, 2022 compared with the same period in 2021.  Excluding realized and unrealized gains (losses) on equity securities and gains on sales of loans, and the life insurance benefit of $193,000 in 2021, non-interest income increased $160,000, or 11.2%, to $1,584,000 for the quarter ended March 31, 2022 compared with the same period in 2021.

•	Non-interest expense increased $490,000, or 6.7%, to $7,813,000 for the quarter ended March 31, 2022 compared to the same period in 2021.
•

Total non-performing loans were $11,647,000, or 1.26% of loans receivable at March 31, 2022, compared to $11,672,000, or 1.26% of loans receivable at December 31, 2021. Loans on non-accrual status were $7,272,000 at March 31, 2022 compared with $7,530,000 at December 31, 2021. Net loan recoveries for the three months ended March 31, 2022 were $47,000, compared with $14,000 for the same period in 2021.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
Total interest income	$11,809	$11,731
Total interest expense	1,073	1,214
Net interest income	10,736	10,517
Tax-equivalent adjustment	184	162
Net interest income (fully taxable-equivalent)	$10,920	$10,679

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$89	0.74%	$—	$—	0.00%	$—
U.S. Government agencies	99,979	1.08	270	70,229	1.02	178
State and municipal	129,790	2.41	781	93,723	2.59	608
Mortgage-backed and CMOs	461,137	1.49	1,718	262,937	1.30	856
Corporate debt securities	6,700	4.34	73	7,242	3.70	68
Equities	12,414	3.20	98	13,159	3.26	106
Total investment securities	710,109	1.66	2,940	447,290	1.62	1,816
Loans:
Commercial real estate	597,661	4.04	5,957	530,672	4.34	5,680
Residential real estate	101,431	3.23	818	88,506	3.50	775
Home equity loans	54,618	3.36	453	58,738	3.47	502
Commercial and industrial	140,588	4.57	1,585	228,337	5.00	2,814
Consumer loans	4,735	5.05	59	5,333	4.91	65
Tax-exempt loans	19,569	3.41	165	25,075	3.57	221
Total loans, net of unearned income*	918,602	3.99	9,037	936,661	4.35	10,057
Other earning assets	6,689	0.97	16	28,562	0.29	20
Total earning assets	1,635,400	2.97	11,993	1,412,513	3.41	11,893
Cash and due from banks	13,082			26,844
Allowance for loan losses	(11,204)			(10,935)
Other assets	38,107			38,098
Total assets	$1,675,385			$1,466,520
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$338,296	0.18%	146	$281,728	0.21%	148
Municipals	116,516	0.32	91	112,550	0.32	90
Money market	141,296	0.30	106	105,556	0.31	82
Savings	437,645	0.30	321	354,018	0.33	290
Time < $100	92,692	0.80	184	103,783	1.09	279
Time $100 through $250	48,537	0.71	85	55,491	1.03	145
Time > $250	24,970	0.69	42	29,396	1.19	86
Total interest-bearing deposits	1,199,952	0.33	975	1,042,522	0.44	1,120
Short-term borrowings	71,480	0.33	59	58,086	0.39	55
Long-term debt	10,000	1.57	39	10,000	1.57	39
Total interest-bearing liabilities	1,281,432	0.34	1,073	1,110,608	0.44	1,214
Non-interest-bearing deposits	244,097			216,293
Other liabilities	7,870			9,146
Shareholders' equity	141,986			130,473
Total liabilities and shareholders' equity	$1,675,385			$1,466,520
Net interest rate spread		2.63%			2.97%
Margin/net interest income		2.71%	$10,920		3.07%	$10,679

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three months ended March 31, 2022 and 2021.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended
	March 31, 2022 compared
	to March 31, 2021
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$—	$—	$—
U.S. Government agencies	92	76	16
State and municipal	173	234	(61)
Mortgage-backed and CMOs	862	645	217
Corporate debt securities	5	(6)	11
Equities	(8)	(6)	(2)
Total Investment securities (AFS & Equity)	1,124	943	181
Loans:
Commercial real estate	277	717	(440)
Residential real estate	43	113	(70)
Home equity loans	(49)	(35)	(14)
Commercial and industrial	(1,229)	(1,081)	(148)
Consumer loans	(6)	(8)	2
Tax-exempt loans	(56)	(48)	(8)
Total Loans	(1,020)	(342)	(678)
Other earning assets	(4)	(15)	11
Total interest income	100	586	(486)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	(2)	30	(32)
Municipals	1	3	(2)
Money market	24	27	(3)
Savings	31	69	(38)
Time < $100	(95)	(30)	(65)
Time $100 through $250	(60)	(18)	(42)
Time > $250	(44)	(13)	(31)
Total interest-bearing deposits	(145)	68	(213)
Short-term borrowings	4	13	(9)
Long-term debt	—	—	—
Total interest expense	(141)	81	(222)
Net interest income	$241	$505	$(264)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the first quarter of 2022 were $1,675,385,000, an increase of $208,865,000, or 14.2%, from the first quarter of 2021, with average loans decreasing $18,059,000, or 1.9%, and average investment securities increasing $262,819,000, or 58.8%, over the same period in 2021. Excess cash from deposit growth was deployed to the securities portfolio, which earns a better yield than Fed Funds or deposits at the Federal Reserve Bank.  Average loans as a percent of average earning assets was 56.2% for the first quarter of 2022, compared with 66.3% for the first quarter of 2021. On the funding side, average deposits increased $185,234,000, or 14.7%, to $1,444,049,000 for the first quarter of 2022 primarily due to growth in non-interest-bearing and interest-bearing demand, money market and savings deposits. Customers continue to reinvest funds into more liquid accounts. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements, increased $13,394,000 to $71,480,000 during the first quarter of 2022 compared to $58,086,000 for the same period in 2021.

The net interest margin for the first quarter of 2022 decreased 36 points to 2.71% from 3.07% for the same period in 2021. Competition for quality loans in our local market continues to exert pressure on the net interest margin.  The increase in interest rates starting in March 2022 is expected to compress the net interest margin initially as QNB is liability sensitive; but is expected to improve as loans and securities reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $100,000, or 0.8%, to $11,993,000 for the first quarter of 2022; total interest expense decreased $141,000, or 11.6%, to $1,073,000. All categories of interest-bearing deposits, except municipal deposits, experienced lower rates in the first quarter of 2022 compared to the first quarter of 2021.

The yield on earning assets on a tax-equivalent basis decreased 44 basis points from 3.41% for the first quarter of 2021, to 2.97% for the first quarter of 2022. The cost of interest-bearing liabilities was 0.34% for the first quarter of 2022, compared with 0.44% for the same period in 2021.

Interest income on investment securities (available-for-sale and equity) increased $1,124,000 when comparing the quarters ended March 31, 2022 and 2021. The average yield on the investment portfolio was 1.66% for the first quarter of 2022 compared with 1.62% for the first quarter of 2021.

QNB invested in U.S. Treasury securities during the first quarter of 2022 which yielded 0.74%.  Income on U.S. Government agency securities increased $92,000 as the average balances increased $29,750,000 and the rate increased six basis points.

Interest income on municipal securities, which are primarily tax-exempt, increased due to a $36,067,000 increase in average balances, partially offset by an 18 basis-point decline in rates.  Proceeds from matured, called securities and proceeds from deposits were invested back into the U.S. Government agency, municipal and mortgage-backed securities portfolios. Typically, QNB purchases municipal bonds with 10-20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs increased $862,000 while average balances increased $198,200,000 and yield increased 19 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans decreased $1,020,000 to $9,037,000 when comparing the first quarters of 2022 and 2021, with a 1.9% decline in average balances contributing a decrease in interest income of $342,000 and a 36-basis point decline in yield contributing to a $678,000 decrease in interest income. Low interest rates during the repricing period of the loans as well as competitive pressures compressed the yields on new loans being originated.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $277,000 when comparing the first quarters of 2022 and 2021, primarily due to increased average balances of $66,989,000, or 12.6%, offset in part by a 30-basis point decrease in rate from 4.34% in 2021 to 4.04% in 2022.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on commercial and industrial loans decreased $1,229,000 when comparing the first quarters of 2022 and 2021. The average yield on these loans decreased 43 basis points to 4.57% resulting in a decrease in income of $148,000; average balances decreased $87,749,000, to $140,588,000 for the first quarter of 2022 resulting in a $1,081,000 decrease in interest income. Many of the loans in this category are indexed to the prime interest rate.  Included in this category are the PPP loans; forgiveness of the PPP loans contributed approximately $62,433,000 of the net volume decrease and $807,000 of the decrease in interest.  The PPP loans yield one percent to the customer: however, QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five hundred basis points.  The accretion of SBA origination fees is accelerated upon forgiveness of the loan. Income on PPP loan forgiveness was $298,000 for the first quarter of 2022 compared to $744,000 for the same period in 2021. Excluding the PPP loans, the average balance of commercial and industrial loan portfolio decreased $25,316,000 and the yield declined 47 basis points, comparing the first quarter of 2022 to 2021.

Tax-exempt loan income was $165,000 for the first quarter of 2022, a decrease of $56,000, or 25.3%, from the same period in 2021. Average balances decreased $5,506,000, or 22.0%, to $19,569,000 for the first quarter of 2022, resulting in a decrease of $48,000 in income. The yield on municipal loans decreased 16 basis points, to 3.41% for the first quarter of 2022, compared with the same period in 2021, resulting in a decrease of $8,000 in interest income.   The decrease in volume during 2022 was a result of municipal loans being refinanced as bonds.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $43,000 when comparing the first quarter of 2022 to the same period in 2021.  Average residential mortgage loan balances increased by $12,925,000, or 14.6%, to $101,431,000 for the first quarter of 2022 compared to the same period in 2021, which contributed a $113,000 increase in interest income. However, the average yield on the portfolio decreased 27 basis points to 3.23% for the first quarter of 2022, which resulted in a $70,000 decrease in interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities.  Average home equity loans decreased by $4,120,000, or 7.0%, to $54,618,000 and the average yield decreased 11 basis points to 3.36% resulting in a combined decrease in interest income of $49,000. The yield on the consumer portfolio increased 14 basis points to 5.05% for the first quarter of 2022 and there was a $598,000 decrease in average balances resulting in a combined $6,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $141,000, when comparing the first quarter of 2022 to the same period in 2021.  The growth in average deposits continues to be centered in accounts with greater liquidity. Average non-interest-bearing demand accounts increased $27,804,000, or 12.9%, to $244,097,000 for the first quarter of 2022. Average interest-bearing demand accounts increased $56,568,000, or 20.1%, to $338,296,000 for the first quarter of 2022. Interest expense on interest-bearing demand accounts decreased $2,000 to $146,000 for the same period, as the average rate paid decreased three basis points to 0.18% for the first quarter 2022. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.15% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2022, the average balance in this product was $96,522,000 and the related interest expense was $80,000 for an average yield of 0.34%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2021 was $89,966,000 and the related interest expense was $79,000 for an average yield of 0.36%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts increased $1,000 to $91,000 for the first quarter of 2022. The average interest rate paid on municipal interest-bearing demand accounts remained the same at 0.32% for the first quarter of 2022 and 2021, and average balances increased $3,966,000, or 3.5%, to $116,516,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the first and second quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts increased $35,740,000, or 33.9%, to $141,296,000 for the first quarter of 2022 compared with the same period in 2021. Interest expense on money market accounts increased $24,000 to $106,000, and the average interest rate paid on money market accounts decreased one basis point to 0.30% for the first quarter of 2022. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $31,000 when comparing the first quarter of 2022 to the first quarter of 2021. The average interest rate paid on savings accounts decreased three basis points to 0.30% for the first quarter of 2022. When comparing these same periods, average savings accounts increased $83,627,000, or 23.6%, to $437,645,000 for the first quarter of 2022 primarily

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

due to increases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2022 of $334,096,000 compared to $263,038,000 in the same period of 2021. The average yield paid on these accounts was 0.35% for the first quarter of 2022 and 0.40% for the same period in 2021. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $12,569,000 when comparing the first quarter of 2022 average to the same period in 2021.  Many of the Bank’s maturing time deposits throughout 2021 and into 2022 were deposited to these liquid interest-bearing accounts.

Interest expense on time deposits totaled $311,000 for the first quarter of 2022 compared to $510,000 in 2021. Average total time deposits decreased $22,471,000 to $166,199,000 for the first quarter of 2022. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits decreased 34 basis points from 1.10% to 0.76% when comparing the first quarter of 2021 to the same period in 2022.

Approximately $88,395,000, or 55%, of time deposits at March 31, 2022 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.54%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings were comprised primarily of sweep accounts structured as repurchase agreements with our commercial customers at March 31, 2022 and March 31, 2021. Interest expense on short-term borrowings increased $4,000 for the first quarter of 2022 to $59,000 when compared to the same period in 2021. When comparing these same periods, average balances increased $13,394,000 to $71,480,000.    During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a lower yield than short-term borrowings at that time.

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

Based on this analysis, QNB recorded no provision for the three months ended March 31, 2022 and recorded $275,000 in provision for loan losses for the same period in 2021. QNB's allowance for loan losses of $11,231,000 represents 1.21% of loans receivable at March 31, 2022 compared with an allowance for loan losses of $11,184,000, or 1.21% of loans receivable, at December 31, 2021, and $11,115,000, or 1.18% of loans receivable, at March 31, 2021. Management believes the allowance for loan losses at March 31, 2022 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.  Excluding PPP loans, the allowance level stated as a percent of loans receivable was 1.22% at March 31, 2022, 1.23% at December 31, 2021, and 1.27% at March 31, 2021.

Net recoveries were $47,000 for the three months ended March 31, 2022 compared to net recoveries of $14,000 for the three months ended March 31, 2021. Charge-offs of approximately $31,000 during the three months ended March 31, 2022 consisted primarily of consumer loans of $13,000 and overdrafts of $18,000. These were offset by $78,000 in recoveries comprising $72,000 in repayments

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

from borrowers of previously charged-off credits, and $6,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.02% for the three months ended March 31, 2022, compared to annualized net recoveries of 0.01% for the three months ended March 31, 2021.

Non-performing assets were $11,647,000 at March 31, 2022 compared to $11,672,000 as of December 31, 2021 and $13,266,000 at March 31, 2021. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.26% of loans receivable at March 31, 2022 and December 31, 2021, and 1.40% of loans receivable at March 31, 2021.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2022, $4,144,000, or approximately 57% of the loans classified as non-accrual, are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $19,072,000, an increase of $541,000, or 2.9%, from the $18,531,000 reported at December 31, 2021 and a decrease of $2,863,000, or 13.1%, from the $21,935,000 reported at March 31, 2021. The increase in classified loans since December 31, 2021 is due to the classification of one large credit, partially offset by repayments on existing substandard loans.  The decrease since March 31, 2021 is primarily repayments on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2022, December 31, 2021, or March 31, 2021. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.39% of loans receivable at March 31, 2022 compared with 0.46% at December 31, 2021, and 0.60% at March 31, 2021.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,375,000 at March 31, 2022, compared with $4,142,000 at December 31, 2021, and $4,379,000 at March 31, 2021. There was one new troubled debt restructuring identified during the three months ended March 31, 2022, as QNB extended credit to an existing TDR customer. QNB had no other real estate owned or repossessed assets at March 31, 2022, December 31, 2021, or March 31, 2021.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2022	2021	2021
Non-accrual loans	$7,272	$7,530	$8,887
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,375	4,142	4,379
Total non-performing loans	11,647	11,672	13,266
Total non-performing assets	$11,647	$11,672	$13,266

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$918,602	$928,017	$932,617
Total loans	926,369	926,470	945,645

Allowance for loan losses	11,231	11,184	11,115

Allowance for loan losses to:
Non-performing loans	96.43%	95.82%	83.79%
Total loans (excluding held-for-sale)	1.21%	1.21%	1.18%
Average total loans (excluding held-for-sale)	1.22%	1.21%	1.19%

Non-performing loans / total loans (excluding held-for-sale)	1.26%	1.26%	1.40%
Non-performing assets / total assets	0.71%	0.70%	0.84%

An analysis of net loan charge-offs (recoveries) for the three months ended March 31, 2022 compared to 2021 is as follows:

	For the Three Months Ended March 31,
	2022	2021
Net charge-offs	$(47)	$(14)

Net annualized charge-offs to:
Total loans	(0.02%)	(0.01%)
Average total loans excluding held-for-sale	(0.02%)	(0.01%)
Allowance for loan losses	(1.70%)	(0.51%)

At March 31, 2022 and December 31, 2021, the recorded investment in loans for which impairment has been identified totaled $12,066,000 and $12,192,000 of which $7,046,000 and $4,633,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $5,020,000 and $7,559,000 at March 31, 2022 and December 31, 2021, respectively, and the related allowance for loan losses associated with these loans was $2,634,000 and $2,873,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended March 31,		Change from prior year
	2021	2021	Amount	Percent
Net gain on sales of investment securities	$36	$342	$(306)	-89.5%
Unrealized gain (loss) on investment equity securities	(8)	1,096	(1,104)	(100.7)
Fees for services to customers	384	299	85	28.4
ATM and debit card	641	593	48	8.1
Retail brokerage and advisory	205	167	38	22.8
Bank-owned life insurance	81	263	(182)	(69.2)
Merchant	95	104	(9)	(8.7)
Net gain on sale of loans	—	352	(352)	(100.0)
Other	177	188	(11)	(5.9)
Total	$1,611	$3,404	$(1,793)	-52.7%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2022 was $1,611,000, a decrease of $1,793,000, compared to $3,404,000 for the first quarter of 2021. Excluding realized and unrealized gains (losses) on equity securities, gains on sales of loans, and the life insurance benefit claim of $193,000 in 2021, non-interest income decreased $160,000, or 11.2%, to $1,584,000 for the quarter ended March 31, 2022 compared with the same period in 2021

During the first quarter of 2022, unrealized losses on investment equity securities of $8,000 were recorded compared to gains of $1,096,000 in the same period of 2021. The unrealized losses and gains for the three months ended March 31, 2022 and 2021 resulted from the change in the fair value of the equities portfolio. The equities portfolio comprises blue-chip large-capitalized stocks, providing a year-to-date taxable equivalent dividend yield of 3.20%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through March 31, 2022 is $2.46 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the following table.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,							For the Three Months Ended March 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2021

Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$392	$437	$98	$106
Net gain (loss) on sales	691	758	1,557	(79)	1,781	585	1,788	35	339
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(47)	926	(8)	1,096
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	930	3,151	125	1,541
Tax expense (benefit)*	357	324	700	(33)	816	269	910	36	445
Net income	$523	$475	$1,026	$(82)	$2,009	$661	$2,241	$89	$1,096

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$0.03	$0.31
Earnings per share - diluted	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$0.03	$0.31
Tax-equivalent yield*	3.35%	3.13%	3.49%	3.08%	3.31%	3.54%	3.02%	3.20%	3.26%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for all 2017, 2018, 2019, 2020, 2021 and 2022 periods.

QNB originates residential mortgage loans for sale in the secondary market. There were no gains on sale of loans during the first quarter of 2022 compared with $352,000 in the first quarter of 2021. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. There were no sales of residential mortgages in the first quarter of 2022 compared to proceeds from the sale of residential mortgages of $9,105,000 for the first quarter 2021.

Fees for services to customers increased $85,000 to $384,000 for the first quarter of 2022, due primarily to an increase in net overdraft income. ATM and debit card income increased $48,000 to $641,000 for the first quarter of 2022, compared to the same period in 2021, due primarily to debit card interchange fee income.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased for the first quarter of 2022 compared to the same period in 2021. Advisory fees increased $39,000 for the first quarter of 2022 compared with the same period in 2021 due to increased assets under management, while transactional fees decreased $1,000 when comparing the first quarters of 2022 and 2021 due to the sale of annuity products.

Bank-owned life insurance income includes a life insurance benefit claim of $193,000 in the first quarter of 2021.  Merchant income decreased by $9,000 to $95,000 for the first quarter of 2022, compared to the same period in 2021. Other non-interest income decreased $11,000.  There was a decrease in title company income of $23,000 due to the decreased volume of mortgage originations.  There was an increase of $20,000 in  mortgages servicing fees due to a change in the fair value of previously impaired pools of mortgages.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended March 31,		Change from prior year
	2022	2021	Amount	Percent
Salaries and employee benefits	$4,266	$4,017	$249	6.2%
Net occupancy	578	618	(40)	(6.5)
Furniture and equipment	687	670	17	2.5
Marketing	194	214	(20)	(9.3)
Third-party services	667	488	179	36.7
Telephone, postage and supplies	194	198	(4)	(2.0)
State taxes	272	273	(1)	(0.4)
FDIC insurance premiums	217	171	46	26.9
Other	738	674	64	9.5
Total	$7,813	$7,323	$490	6.7%

Quarter to Quarter Comparison

Total non-interest expense was $7,813,000 for the first quarter of 2022, an increase of $490,000, or 6.7%, compared to the first quarter of 2021.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $249,000, or 6.2%, to $4,266,000 when comparing the two quarters. Salary expense and related payroll taxes increased $178,000 to $3,606,000 during the first quarter of 2022 compared to the same period in 2021 due to increased compensation and related taxes of $71,000, bonus accruals of $11,000 and lower contra loan origination deferred costs of $97,000. Medical and dental premiums, net of employee contributions, decreased $71,000 to $660,000 when comparing the two quarters due to a decrease in medical claims.

Net occupancy and furniture and equipment expenses combined decreased $23,000, or 1.8%, when comparing the first quarters of 2022 and 2021. This is due primarily to decreased building repair expense and decreased leasehold and furniture depreciation and computer software amortization expense, offset in part by increased software maintenance expense. Marketing expense decreased $20,000, or 9.3%, to $194,000 for the quarter ended March 31, 2022, due to timing of promotions and community support donations.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $179,000 when comparing the two periods, due primarily to increases in fees paid to outside vendors for support services. FDIC insurance premiums increased $46,000 due to asset growth.

Other non-interest expense increased $64,000, or 9.5%, primarily due to increased travel and entertainment expense and check fraud cost.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2022, QNB’s net deferred tax asset was $12,046,000. The primary components of deferred taxes are deferred tax assets of which $10,724,000 relates to investment securities fair value adjustments and $2,358,000 relates to the allowance for loan losses. As of December 31, 2021, QNB’s net deferred tax asset was $2,449,000 of which $994,000 related to investment securities fair value adjustments and $2,349,000 was related to the allowance for loan losses. The increase in the balance of net deferred tax assets when comparing March 31, 2022 to December 31, 2021 is due to the increase in unrealized losses on available for sale securities at March 31, 2022 compared to December 31, 2021, contributing to $9,730,000 of the increase.

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

Applicable income tax expense was $824,000 for the first quarter of 2022, compared to $1,273,000 for the first quarter of 2021. The effective tax rate for first quarter of 2022 was 18.2% compared with 20.1% for the same period in 2021. The decrease in the effective tax rate for the three months ended March 31, 2022 is due to the state income tax at the parent company related to higher gains in 2021 compared to 2022 on the equities portfolio; and as pre-tax income was lower in 2022 compared to 2021, there was a higher proportion of tax-exempt net interest income to income before taxes for 2022 over 2021.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Rate competition for quality loans is anticipated to continue through 2022. It is also anticipated that the rate competition for attracting and retaining deposits may increase in 2022, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2022 were $1,647,986,000 compared with $1,673,340,000 at December 31, 2021. Cash and cash equivalents decreased $130,000 from $13,390,000 at December 31, 2021 to $13,260,000 at March 31, 2022, due primarily to increases in investment securities during the three months ended March 31, 2022.

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

Loans receivable decreased $101,000 with commercial loans decreasing $2,579,000 to $757,806,000 at March 31, 2022, compared with $760,385,000 at year-end 2021.  Excluding PPP loans, commercial loans increased $5,735,000.  Retail loan balances increased $2,192,000 comparing March 31, 2022 to December 31, 2021. QNB continues to provide solutions to customers experiencing financial hardship caused by the COVID-19 Pandemic. As of March 31, 2022 QNB had modifications to two loans in the commercial portfolio, with balances totaling $321,000, and had no modifications to the retail loan portfolio, related to the COVID-19 Pandemic. At March 31, 2022, QNB had 32 PPP loans totaling $6,013,000 reported in commercial and industrial loans.   In 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation. Of this first round of funding, 653 loans have been forgiven in full and $80,497,000 in balances have been forgiven.  The Bank originated 315 PPP loans, or $35,021,000, during the second round of funding which started in January 2021.   Second-draw customers made up 244 of these loans, or $32,240,000, and one-draw customers made of the remaining 71 loans, or $2,781,000.   Of this second round of funding, 290 loans have been forgiven in full and $29,449,000 in balances have been forgiven. Excluding PPP loans net of deferred fees at March 31, 2022 and at December 31, 2021, loans receivable would have increased $7,900,000, or 0.9%, since year-end 2021.

Deposits grew $2,008,000 from December 31, 2021 to March 31, 2022. Non-interest-bearing demand deposits decreased $982,000, with balances of $242,024,000 at March 31, 2022 compared with $243,006,000 at year-end 2021. Interest-bearing demand balances, excluding municipal deposits, increased $8,248,000, or 2.4%, to $347,655,000, with increases in all personal checking products and in the business checking product. The $218,000 decrease in money market accounts was limited primarily to business products.  The $21,531,000 increase in savings was partially offset by the decline in time deposits as balances were moved to more liquid accounts. Total time deposits declined $4,718,000 from December 31, 2021 to March 31, 2022. Municipal deposit balances decreased $21,853,000, to $106,939,000, during the first quarter of 2022. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during first and second quarters and it is anticipated that these funds will flow out for the

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

subsequent twelve months as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Short-term borrowings increased 12.1%, from $68,476,000 at December 31, 2021 to $76,738,000 at March 31, 2022. Commercial sweep accounts comprised most of balance of the short-term borrowing in both periods and increased $3,371,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. There were $4,891,000 in overnight borrowings from FHLB at March 31, 2022 and none at December 31, 2021. In 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2022 the Bank had a maximum borrowing availability with the FHLB of approximately $343,789,000, which is net of the $10,000,000 in long-term borrowings, short-term borrowings of $4,891,000, a $350,000 letter of credit and accrued interest payable and credit enhancements. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $101,000,000. At March 31, 2022 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $34,402,000 since December 31, 2021, totaling $682,758,000 at March 31, 2022. Growth in deposits since year-end 2021 has been used to fund loans. Excess cash was invested in debt securities, primarily amortizing securities, and to cover operating expenses. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $243,162,000 and $264,154,000 of available-for-sale debt securities at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2022 was $102,498,000, or 6.22% of total assets, compared with shareholders' equity of $136,494,000, or 8.16% of total assets, at December 31, 2021. Shareholders’ equity at March 31, 2022 included a negative adjustment of $40,341,000 compared to a negative adjustment of $3,740,000 at December 31, 2021, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.46% and 8.36% at March 31, 2022 and December 31, 2021, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average shareholders' equity and average total assets were $141,986,000 and $1,675,385,000 for the three months ended March 31, 2022, an increase of 8.8% and 14.2%, respectively, from the averages for the three months ended March 31, 2021. The ratio of average total equity to average total assets was 8.47% for the three months ended March 31, 2022 compared to 8.90% for the same period in 2021.

Retained earnings at March 31, 2022 were impacted by three months of net income totaling $3,710,000 offset by dividends declared and paid of $1,279,000 for the three-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $227,000 to capital during the three months ended March 31, 2022.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2022, 102,000 shares have been repurchased since the initial authorization at an average price of $24.93 and a total cost of $2,543,000.

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

The following table sets forth consolidated information for QNB:

	March 31,	December 31,
Capital Analysis	2022	2021
Regulatory Capital
Shareholders' equity	$102,498	$136,494
Net unrealized securities losses, net of tax	40,341	3,740
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier 1 capital	142,831	140,226

Tier 1 capital	142,831	140,226
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	11,329	11,275
Total regulatory capital	$154,160	$151,501
Risk-weighted assets	$1,146,662	$1,113,887
Quarterly average assets for leverage capital purposes	$1,675,385	$1,672,259

	March 31,	December 31,
Capital Ratios	2022	2021
Common equity tier 1 capital / risk-weighted assets	12.46%	12.59%
Tier 1 capital / risk-weighted assets	12.46	12.59
Total regulatory capital / risk-weighted assets	13.44	13.60
Tier 1 capital / average assets (leverage ratio)	8.52	8.39

At March 31, 2022, common equity Tier 1, Tier 1 capital, and total regulatory capital ratios were fairly level with December 31, 2021. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2022 is liability sensitive. Management expects that market interest rates will increase over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2022 and 2021 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2022	2021
+300	-16.85%	-2.30%
+200	-10.53%	-0.52%
+100	-4.57%	0.26%
-100	-1.49%	-5.85%
-200	-5.71%	-10.29%

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

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2022, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors

ITEM 4. CONTROLS AND PROCEDURES

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

March 31, 2022

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB repurchased 2,000 shares of its common stock during the quarter ended March 31, 2022. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2022 through January 31, 20222	1,000	$36.16	1,000	99,000
February 1, 2022 through February 28, 2022	1,000	37.99	1,000	98,000
March 1, 2022 through March 31, 2022	—	—	—	98,000
Total	2,000	$—	2,000	98,000

(1)	Transactions are reported as of trade dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008, increased on February 9, 2009 and subsequently increased on April 27, 2021.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 200,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description

101.SCH	iXBRL Taxonomy Extension Schema Document.*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	iXBRL Taxonomy Extension Definitions Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

QNB Corp.

Date: May 9, 2022	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer

Date: May 9, 2022	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank