Form 10-Q
period 2022-09-30
QNB CORP
filed 2022-11-09
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, par value $0.625	3,576,411

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED September 30, 2022

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$15,055	$9,194
Interest-bearing deposits in banks	2,163	4,196
Total cash and cash equivalents	17,218	13,390
Investments:
Available-for-sale (amortized cost $668,966 and $697,094)	555,710	692,360
Equity securities (cost of $12,081 and $11,419)	10,444	12,410
Restricted investment in stocks	2,872	1,329
Loans receivable	1,008,306	926,470
Allowance for loan losses	(11,338)	(11,184)
Net loans	996,968	915,286
Bank-owned life insurance	11,547	11,497
Premises and equipment, net	15,808	16,540
Accrued interest receivable	3,626	4,104
Net deferred tax assets	25,884	2,449
Other assets	4,991	3,975
Total assets	$1,645,068	$1,673,340

Liabilities
Deposits
Demand, non-interest bearing	$236,167	$243,006
Interest-bearing demand	489,131	468,199
Money market	134,518	143,942
Savings	441,823	426,225
Time less than $100	90,887	93,456
Time $100 through $250	58,495	49,930
Time greater than $250	25,647	24,987
Total deposits	1,476,668	1,449,745
Short-term borrowings	92,896	68,476
Long-term debt	10,000	10,000
Accrued interest payable	204	211
Other liabilities	7,176	8,414
Total liabilities	1,586,944	1,536,846

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,785,097 shares and 3,760,315
shares issued; 3,576,411 and 3,553,629 shares outstanding	2,366	2,350
Surplus	24,475	23,683
Retained earnings	124,792	118,163
Accumulated other comprehensive loss, net of tax	(89,472)	(3,740)
Treasury stock, at cost; 208,686 and 206,686 shares	(4,037)	(3,962)
Total shareholders' equity	58,124	136,494
Total liabilities and shareholders' equity	$1,645,068	$1,673,340

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data - unaudited)	2022	2021	2022	2021
Interest income
Interest and fees on loans	$10,624	$9,499	$29,018	$28,946
Interest and dividends on available-for-sale & equity securities:
Taxable	2,376	1,726	7,065	4,522
Tax-exempt	485	470	1,504	1,290
Interest on interest-bearing balances and other interest income	61	26	95	74
Total interest income	13,546	11,721	37,682	34,832
Interest expense
Interest on deposits
Interest-bearing demand	818	269	1,346	768
Money market	170	96	401	271
Savings	608	292	1,312	869
Time less than $100	168	213	522	723
Time of $100 through $250	118	102	280	358
Time greater than $250	56	56	143	209
Interest on short-term borrowings	189	68	341	196
Interest on long-term debt	40	41	119	119
Total interest expense	2,167	1,137	4,464	3,513
Net interest income	11,379	10,584	33,218	31,319
Provision for loan losses	—	—	—	458
Net interest income after provision for loan losses	11,379	10,584	33,218	30,861
Non-interest income
Net gain on sales and calls of available-for-sale and equity securities	—	404	493	1,040
Unrealized (loss) gain on investment equity securities	(1,174)	(836)	(2,628)	839
Fees for services to customers	423	363	1,210	958
ATM and debit card	669	687	2,015	1,989
Retail brokerage and advisory	194	218	604	578
Bank-owned life insurance	121	87	277	423
Merchant	98	122	302	345
Net gain on sale of loans	6	65	6	537
Other	147	205	455	544
Total non-interest income	484	1,315	2,734	7,253
Non-interest expense
Salaries and employee benefits	4,371	4,554	12,842	12,913
Net occupancy	535	535	1,663	1,688
Furniture and equipment	779	714	2,190	2,054
Marketing	141	180	632	655
Third party services	582	470	1,839	1,552
Telephone, postage and supplies	187	158	555	532
State taxes	272	238	732	738
FDIC insurance premiums	177	195	574	577
Other	770	746	2,346	2,153
Total non-interest expense	7,814	7,790	23,373	22,862
Income before income taxes	4,049	4,109	12,579	15,252
Provision for income taxes	634	685	2,105	2,909
Net income	$3,415	$3,424	$10,474	$12,343
Earnings per share - basic	$0.96	$0.96	$2.94	$3.47
Earnings per share - diluted	$0.96	$0.96	$2.94	$3.47
Cash dividends per share	$0.36	$0.35	$1.08	$1.05
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2022			2021
For the Three Months Ended September 30,	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$4,049	$634	$3,415	$4,109	$685	$3,424
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(35,419)	(7,438)	(27,981)	(4,260)	(894)	(3,366)
Reclassification adjustment for gains included in net income	—	—	—	(13)	(3)	(10)
Other comprehensive (loss) income:	(35,419)	(7,438)	(27,981)	(4,273)	(897)	(3,376)
Total comprehensive (loss) income	$(31,370)	$(6,804)	$(24,566)	$(164)	$(212)	$48

For the Nine Months Ended September 30,	2022			2021
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$12,579	$2,105	$10,474	$15,252	$2,909	$12,343
Other comprehensive (loss) income:
Net unrealized holding losses on available-for-sale securities:
Unrealized holding losses arising during the period	(108,518)	(22,789)	(85,729)	(8,873)	(1,863)	(7,010)
Reclassification adjustment for gains included in net income	(4)	(1)	(3)	(18)	(4)	(14)
Other comprehensive loss	(108,522)	(22,790)	(85,732)	(8,891)	(1,867)	(7,024)
Total comprehensive (loss) income	$(95,943)	$(20,685)	$(75,258)	$6,361	$1,042	$5,319

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2022 and 2021

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, July 1, 2022	3,567,894	$2,360	$24,244	$122,662	$(61,491)	$(4,037)	$83,738
Net income		—	—	3,415	—	—	3,415
Other comprehensive loss, net of tax		—	—	—	(27,981)	—	(27,981)
Cash dividends declared ($0.36 per share)		—	—	(1,285)	—	—	(1,285)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,517	6	227	—	—	—	233
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock-based compensation expense		—	4	—	—	—	4
Balance, September 30, 2022	3,576,411	$2,366	$24,475	$124,792	$(89,472)	$(4,037)	$58,124

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, July 1, 2021	3,559,546	$2,342	$23,162	$113,074	$2,001	$(3,239)	$137,340
Net income		—	—	3,424	—	—	3,424
Other comprehensive income, net of tax		—	—	—	(3,376)	—	(3,376)
Cash dividends declared ($0.35 per share)		—	—	(1,242)	—	—	(1,242)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,983	3	217	—	—	—	220
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	17	—	—	—	17
Treasury stock purchase	(11,220)	—	—	—	—	(415)	(415)
Balance, September 30, 2021	3,554,309	$2,345	$23,396	$115,256	$(1,375)	$(3,654)	$135,968

The accompanying notes are an integral part of the consolidated financial statements.

For the Nine Months Ended September 30, 2022 and 2021

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2022	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494
Net income		—	—	10,474	—	—	10,474
Other comprehensive loss, net of tax		—	—	—	(85,732)	—	(85,732)
Cash dividends declared ($1.08 per share)		—	—	(3,845)	—	—	(3,845)
Stock issued in connection with dividend reinvestment and stock purchase plan	22,496	15	669	—	—	—	684
Stock issued for employee stock purchase plan	2,286	1	66	—	—	—	67
Stock-based compensation expense		—	57	—	—	—	57
Treasury stock purchase	(2,000)	—	—	—	—	(75)	(75)
Balance, September 30, 2022	3,576,411	$2,366	$24,475	$124,792	$(89,472)	$(4,037)	$58,124

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2021	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445
Net income		—	—	12,343	—	—	12,343
Other comprehensive loss, net of tax		—	—	—	(7,024)	—	(7,024)
Cash dividends declared ($1.05 per share)		—	—	(3,731)	—	—	(3,731)
Stock issued in connection with dividend reinvestment and stock purchase plan	18,126	11	630	—	—	—	641
Stock issued for employee stock purchase plan	2,744	2	73	—	—	—	75
Stock issued for options exercised	6,517	4	183	—	—	—	187
Stock-based compensation expense		—	80	—	—	—	80
Treasury stock purchase	(29,611)	—	—	—	—	(1,048)	(1,048)
Balance, September 30, 2021	3,554,309	$2,345	$23,396	$115,256	$(1,375)	$(3,654)	$135,968

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Nine Months Ended September 30,	2022	2021
Operating Activities
Net income	$10,474	$12,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,268	1,367
Provision for loan losses	—	458
Net gain on calls and sales of debt and equity securities	(493)	(1,040)
Net unrealized gain on equity securities	2,628	(839)
Net gain on sale of loans	(6)	(537)
Proceeds from sales of residential mortgages held-for-sale	304	15,023
Origination of residential mortgages held-for-sale	(298)	(8,919)
Increase in cash surrender value of bank-owned life insurance	(277)	(423)
Stock-based compensation expense	57	80
Deferred income tax (benefit) provision	(646)	149
Net decrease in income taxes payable	(422)	(105)
Net decrease in accrued interest receivable	478	408
Amortization of mortgage servicing rights and change in valuation allowance	58	83
Net amortization of premiums and discounts on investment securities	1,721	2,345
Net decrease in accrued interest payable	(7)	(128)
Operating lease payments	(464)	(478)
Increase in other assets	(669)	(795)
Decrease in other liabilities	(843)	(31)
Net cash provided by operating activities	12,863	18,961
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	61,413	86,887
Proceeds from the sale of investments available-for-sale	—	269
Proceeds from the sale of equity securities	1,541	4,241
Purchases of investments available-for-sale	(35,001)	(325,475)
Purchases of equity securities	(1,715)	(4,615)
Proceeds from redemption of investment in restricted stock	7,476	—
Purchases of restricted stock	(9,019)	(101)
Net increase in loans	(81,682)	(5,509)
Net purchases of premises and equipment	(456)	(3,096)
Redemption of Bank Owned Life Insurance investment	234	797
Net cash used in investing activities	(57,209)	(246,602)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(6,839)	43,698
Net increase in interest-bearing deposits	33,762	160,060
Net increase in short-term borrowings	24,420	12,588
Cash dividends paid, net of reinvestment	(3,379)	(3,282)
Purchase of treasury shares	(75)	(1,048)
Proceeds from issuance of common stock	285	454
Net cash provided by financing activities	48,174	212,470
Increase in cash and cash equivalents	3,828	(15,171)
Cash and cash equivalents at beginning of year	13,390	39,331
Cash and cash equivalents at end of period	$17,218	$24,160
Supplemental Cash Flow Disclosures
Interest paid	$4,471	$3,640
Net income taxes paid	3,174	2,864
Non-cash transactions:
Unsettled trades to purchase securities	—	(1,307)
Right-of-use assets obtained in exchange for new operating lease liabilities	43	698
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2021 Annual Report incorporated in the Form 10-K. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements.

COVID-19 Developments

Currently all QNB office lobbies are opened with their normal operating hours and banking by appointment service remains available. Drive-ups are also operating under normal hours.  QNB continues to follow any state mandates. Employees with remote access are encouraged to work from home.  QNB has not incurred any significant disruptions to its business continuity.

The full impact of the COVID-19 Pandemic is unknown.  Uncertainties exist related to the duration of the COVID-19 Pandemic and its potential effects on QNB’s customers and prospects, including impacts on national and local economies, unemployment, maintaining a competent workforce, and disruptions in the supply chain.   There are no assurances as to how the COVID-19 Pandemic might affect QNB’s loan, investment, and deposit portfolios.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-based compensation expense was $4,000 and $17,000 for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense was $57,000 and $80,000 for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was approximately $137,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 29 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. The 2015 Plan was amended, effective January 1 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement.  As of September 30, 2022, there were 177,500 options granted, 75,375 options forfeited, 20,825 options exercised, and 109,850 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Nine Months Ended September 30,	2022	2021
Risk free interest rate	1.25%	0.20%
Dividend yield	3.64%	4.17%
Volatility	22.68%	21.14%
Expected life (years)	4.05	4.88

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months ended September 30, 2022 and 2021 was $5.20 and $3.08, respectively.

Stock option activity during the nine months ended September 30, 2022 and 2021 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	113,950	$37.58
Granted	29,350	37.26
Exercised	—	—
Forfeited	(33,450)	36.99
Outstanding at September 30, 2022	109,850	$37.68	2.19	$—
Exercisable at September 30, 2022	43,925	$40.82	0.64	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	116,550	$37.42
Granted	25,000	32.50
Exercised	(19,025)	30.97
Forfeited	(4,475)	33.32
Outstanding at September 30, 2021	118,050	$37.58	2.46	$135.0
Exercisable at September 30, 2021	44,725	$40.72	0.92	$—

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share - net income	$3,415	$3,424	$10,474	$12,343
Denominator for basic earnings per share - weighted average shares outstanding	3,567,987	3,554,664	3,560,064	3,555,420
Effect of dilutive securities - employee stock options	—	1,168	—	-
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,567,987	3,555,832	3,560,064	3,555,420
Earnings per share - basic	$0.96	$0.96	$2.94	$3.47
Earnings per share - diluted	0.96	0.96	2.94	3.47

There were 109,850 and 93,050  stock options that were anti-dilutive for the three-month periods ended September 30, 2022 and 2021, respectively. There were 109,850 and 118,050  stock options that were anti-dilutive for the nine-month periods ended September 30, 2022 and 2021, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 29, 2021 to up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 2,000 and 29,611

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

shares repurchased during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Unrealized net holding losses on available-for-sale securities	$(113,256)	$(4,734)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other loss	(113,256)	(4,734)
Tax effect	23,784	994
Accumulated other comprehensive loss, net of tax	$(89,472)	$(3,740)

The following tables present amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

For the Three Months Ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2022	2021	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$—	$13	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	—	13
Tax effect	—	(3)	Provision for income taxes
Total reclassification out of accumulated other comprehensive income, net of tax	$—	$10	Net of tax

For the Nine Months Ended September 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income (loss)	2022	2021	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$4	$18	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	4	18
Tax effect	(1)	(4)	Provision for income taxes
Total reclassification out of accumulated other comprehensive income , net of tax	$3	$14	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2022 and December 31, 2021 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2022	value	gains	losses	cost
U.S. Treasury	$297	$—	$(1)	$298
U.S. Government agency	86,145	—	(15,794)	101,939
State and municipal	97,636	1	(28,940)	126,575
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	259,556		(50,135)	309,691
Collateralized mortgage obligations (CMOs)	105,725		(18,085)	123,810
Corporate debt	6,351		(302)	6,653
Total investment debt securities available-for-sale	$555,710	$1	$(113,257)	$668,966

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2021	value	gains	losses	cost
U.S. Government agency	$97,499	$2	$(2,435)	$99,932
State and municipal	131,035	1,716	(1,053)	130,372
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	329,938	1,273	(3,158)	331,823
Collateralized mortgage obligations (CMOs)	127,012	398	(1,648)	128,262
Corporate debt	6,876	179	(8)	6,705
Total investment debt securities available-for-sale	$692,360	$3,568	$(8,302)	$697,094

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2022 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

September 30, 2022	Fair value	Amortized cost
Due in one year or less	$1,273	$1,280
Due after one year through five years	103,476	115,305
Due after five years through ten years	373,699	448,116
Due after ten years	77,262	104,265
Total investment debt securities available-for-sale	$555,710	$668,966

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no proceeds from sales of investment securities available-for-sale during the three or nine months ended September 30, 2022 and $269,000 in proceeds from sales of investment securities available-for-sale during the three or nine months ended September 30, 2021.

At September 30, 2022 and December 31, 2021, investment securities available-for-sale totaling approximately $270,000,000 and $264,154,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains	$—	$13	$4	$18
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
Total net gains (losses) on AFS securities	$—	$13	$4	$18

The tax applicable to the net realized gains for both of the three-month periods ended September 30, 2022 and 2021 was $0 and $3,000, respectively. The tax expense applicable to the net realized gains for both of the nine-month periods ended September 30, 2022 and 2021 was $1,000  and $4,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires an assessment of whether QNB intends to sell or it is more likely than not that QNB will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that QNB does not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that it will fully collect the carrying value of securities on which it has recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three or nine months ended September 30, 2022 and 2021, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2022	securities	value	losses	value	losses	value	losses
U.S. Treasury	1	$295	$(1)	$—	$—	$295	$(1)
U.S. Government agency	46	3,619	(381)	82,526	(15,413)	86,145	(15,794)
State and municipal	234	61,748	(13,698)	34,923	(15,242)	96,671	(28,940)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	201	107,844	(17,649)	151,673	(32,486)	259,517	(50,135)
Collateralized mortgage obligations (CMOs)	130	64,638	(9,002)	40,265	(9,083)	104,903	(18,085)
Corporate debt	4	6,296	(295)	55	(7)	6,351	(302)
Total	616	$244,440	$(41,026)	$309,442	$(72,231)	$553,882	$(113,257)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	securities	value	losses	value	losses	value	losses
U.S. Government agency	44	$62,530	$(1,407)	$32,968	$(1,028)	$95,498	$(2,435)
State and municipal	103	55,982	(953)	3,742	(100)	59,724	(1,053)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	72	253,141	(2,915)	7,370	(243)	260,511	(3,158)
Collateralized mortgage obligations (CMOs)	46	92,217	(1,648)	—	—	92,217	(1,648)
Corporate debt	1	—	—	75	(8)	75	(8)
Total	266	$463,870	$(6,923)	$44,155	$(1,379)	$508,025	$(8,302)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2022 in U.S. Treasury, U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of September 30, 2022. This security has a total amortized cost of approximately $62,000 and a fair value of $55,000.   The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At September 30, 2022 and December 31, 2021, the Company had $10,444,000 and $12,410,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
Net (loss) gains recognized during the period on equity securities	$(1,174)	$(445)	$(2,139)	$1,861
Less: Net gains recognized during the period on equity securities sold during the period	—	391	489	1,022
Net unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(1,174)	$(836)	$(2,628)	$839

Taxes applicable to the net (losses) gains recognized for the three months ended September 30, 2022 and 2021 resulted in an expense of $339,000 and $129,000, respectively. Taxes applicable to the net (losses) gains recognized for the nine months ended September 30, 2022 and 2021 resulted in a benefit of $618,000 and an expense of $538,000, respectively.  Proceeds from sales of investment equity securities were $1,541,000 and $4,241,000 for the nine months ended September 30, 2022 and 2021, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $2,860,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000 and VISA Class B stock with a carrying cost of $0 at September 30, 2022. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services.  The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of September 30, 2022, there was no OTTI associated with these shares.

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

Major classes of loans are as follows:

	September 30,	December 31,
	2022	2021
Commercial:
Commercial and industrial	$148,828	$148,610
Construction	55,667	55,855
Secured by commercial real estate	509,112	451,404
Secured by residential real estate	98,673	84,741
State and political subdivisions	19,861	19,775
Retail:
1-4 family residential mortgages	106,685	100,281
Home equity loans and lines	65,329	61,782
Consumer	4,406	4,699
Total loans	1,008,561	927,147
Net unearned (fees) costs	(255)	(677)
Loans receivable	$1,008,306	$926,470

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At September 30, 2022 and December 31, 2021, overdrafts were approximately $335,000 and $91,000, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

QNB generally lends in Bucks, Lehigh, and Montgomery counties in southeastern Pennsylvania. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2022, there was a concentration of loans to lessors of residential buildings and dwellings of 20.1% of total loans and to lessors of nonresidential buildings of 22.8% of total loans, compared with 18.0% and 24.2% of total loans, respectively, at December 31, 2021.  These concentrations were primarily within the commercial real estate categories.

QNB participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  At September 30, 2022 and December 31, 2021, QNB had 4 and 98 PPP loans, respectively, totaling $2,359,000 and $14,327,000, respectively, reported in commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points of the originated loan amount which are recognized in interest income as a yield adjustment over the term of the loan.   At September 30, 2022 and December 31, 2021, net unearned (fees) costs included $42,000 and $482,000, respectively, in PPP loan origination fees net of costs.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2022 and December 31, 2021:

September 30, 2022	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$142,130	$37	$6,661	$—	$148,828
Construction	55,667	—	—	—	55,667
Secured by commercial real estate	496,545	2,613	9,954	—	509,112
Secured by residential real estate	97,539	195	939	—	98,673
State and political subdivisions	19,861		—	—	19,861
Total	$811,742	$2,845	$17,554	$—	$832,141

December 31, 2021	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$141,102	$151	$7,357	$—	$148,610
Construction	55,855	—	—	—	55,855
Secured by commercial real estate	438,519	2,848	10,037	—	451,404
Secured by residential real estate	83,604	—	1,137	—	84,741
State and political subdivisions	19,775	—	—	—	19,775
Total	$738,855	$2,999	$18,531	$—	$760,385

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2022 and December 31, 2021:

September 30, 2022	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$105,908	$777	$106,685
Home equity loans and lines	64,869	460	65,329
Consumer	4,322	84	4,406
Total	$175,099	$1,321	$176,420

December 31, 2021	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$99,560	$721	$100,281
Home equity loans and lines	61,102	680	61,782
Consumer	4,609	90	4,699
Total	$165,271	$1,491	$166,762

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2022 and December 31, 2021:

September 30, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,177	$—	$—	$2,177	$146,651	$148,828
Construction	—	—	—	—	55,667	55,667
Secured by commercial real estate	240	—	—	240	508,872	509,112
Secured by residential real estate	—	—	17	17	98,656	98,673
State and political subdivisions	—	—	—	—	19,861	19,861
Retail:
1-4 family residential mortgages	—	247	123	370	106,315	106,685
Home equity loans and lines	29	—	111	140	65,189	65,329
Consumer	22	33	—	55	4,351	4,406
Total	$2,468	$280	$251	$2,999	$1,005,562	$1,008,561

December 31, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,288	$1	$596	$2,885	$145,725	$148,610
Construction	—	—	—	—	55,855	55,855
Secured by commercial real estate	—	—	—	—	451,404	451,404
Secured by residential real estate	—	—	30	30	84,711	84,741
State and political subdivisions	—	—	—	—	19,775	19,775
Retail:
1-4 family residential mortgages	1,139	—	127	1,266	99,015	100,281
Home equity loans and lines	21	—	10	31	61,751	61,782
Consumer	20	11	—	31	4,668	4,699
Total	$3,468	$12	$763	$4,243	$922,904	$927,147

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2022 and December 31, 2021:

September 30, 2022	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$2,616
Construction	—	—
Secured by commercial real estate	—	2,085
Secured by residential real estate	—	315
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	777
Home equity loans and lines	—	460
Consumer	—	84
Total	$—	$6,337

December 31, 2021	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,369
Construction	—	—
Secured by commercial real estate	—	2,279
Secured by residential real estate	—	391
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	721
Home equity loans and lines	—	680
Consumer	—	90
Total	$—	$7,530

Activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021 are as follows:

For the Three Months Ended September 30, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,710	$(503)	$(30)	$83	$2,260
Construction	687	(297)	—	—	390
Secured by commercial real estate	4,336	834	—	—	5,170
Secured by residential real estate	1,181	50	—	36	1,267
State and political subdivisions	77	12	—	—	89
Retail:
1-4 family residential mortgages	680	7	—	—	687
Home equity loans and lines	412	51	—	2	465
Consumer	482	69	(62)	12	501
Unallocated	732	(223)	N/A	N/A	509
Total	$11,297	$—	$(92)	$133	$11,338

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended September 30, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,644	$(226)	$—	$6	$3,424
Construction	297	92	—	—	389
Secured by commercial real estate	4,239	(86)	—	—	4,153
Secured by residential real estate	1,172	(56)	—	6	1,122
State and political subdivisions	84	4	—	—	88
Retail:
1-4 family residential mortgages	541	24	—	—	565
Home equity loans and lines	361	(5)	—	2	358
Consumer	494	52	(14)	12	544
Unallocated	370	201	N/A	N/A	571
Total	$11,202	$—	$(14)	$26	$11,214

For the Nine Months Ended September 30, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,368	$(1,295)	$(38)	$225	$2,260
Construction	363	27	—	—	390
Secured by commercial real estate	4,280	890	—	—	5,170
Secured by residential real estate	1,035	190	—	42	1,267
State and political subdivisions	69	20	—	—	89
Retail:					—
1-4 family residential mortgages	646	41	—	—	687
Home equity loans and lines	376	85	—	4	465
Consumer	542	38	(109)	30	501
Unallocated	505	4	N/A	N/A	509
Total	$11,184	$-	$(147)	$301	$11,338

For the Nine Months Ended September 30, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(658)	$—	$32	$3,424
Construction	346	43	—	—	389
Secured by commercial real estate	3,736	417	—	—	4,153
Secured by residential real estate	871	270	(38)	19	1,122
State and political subdivisions	89	(1)	—	—	88
Retail:
1-4 family residential mortgages	533	32	—	—	565
Home equity loans and lines	386	(22)	(12)	6	358
Consumer	265	356	(111)	34	544
Unallocated	550	21	N/A	N/A	571
Total	$10,826	$458	$(161)	$91	$11,214

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

From time to time, QNB may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that may be experiencing financial difficulties. A loan is considered to be a troubled debt restructuring (“TDR”) loan when QNB grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans classified as TDRs are considered non-performing and are also designated as impaired.

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,357,000 and $4,142,000 as of September 30, 2022 and December 31, 2021, respectively. Non-performing TDRs totaled $400,000 and $658,000 as of September 30, 2022 and December 31, 2021, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2022		December 31, 2021
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$3,993	$—	$1,477	$—
TDRs with an allowance recorded	764	342	3,323	690
Total	$4,757	$342	$4,800	$690

There were two new TDRs during the nine months ended September 30, 2022: an extension of credit on an existing relationship that was already a TDR and one to ease cash-flow issues. As of September 30, 2022 and December 31, 2021, QNB had $2,000 in commitments to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were no charge-offs during the three or nine months ended September 30, 2022 and 2021, resulting from loans previously modified as TDRs.

There were no loans modified as TDRs within 12 months prior to September 30, 2022 and 2021, respectively, for which there was a payment default (60 days or more past due) during the nine months ended September 30, 2022 and 2021, respectively.

The Company has one loan secured by residential real estate for which foreclosure proceedings are in process at September 30, 2022 with a total recorded investment of $123,000.

The following tables present the balance in the allowance for loan losses at September 30, 2022 and December 31, 2021 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2022	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,260	$939	$1,321	$148,828	$2,864	$145,964
Construction	390	—	390	55,667	—	55,667
Secured by commercial real estate	5,170	83	5,087	509,112	5,410	503,702
Secured by residential real estate	1,267	342	925	98,673	1,374	97,299
State and political subdivisions	89	—	89	19,861	—	19,861
Retail:
1-4 family residential mortgages	687	—	687	106,685	946	105,739
Home equity loans and lines	465	122	343	65,329	485	64,844
Consumer	501	—	501	4,406	47	4,359
Unallocated	509	N/A	N/A	N/A	N/A	N/A
Total	$11,338	$1,486	$9,343	$1,008,561	$11,126	$997,435

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Allowance for Loan Losses			Loans Receivable
December 31, 2021	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,368	$2,090	$1,278	$148,610	$3,517	$145,093
Construction	363	—	363	55,855	—	55,855
Secured by commercial real estate	4,280	312	3,968	451,404	5,654	445,750
Secured by residential real estate	1,035	368	667	84,741	1,387	83,354
State and political subdivisions	69	—	69	19,775	—	19,775
Retail:
1-4 family residential mortgages	646	—	646	100,281	893	99,388
Home equity loans and lines	376	100	276	61,782	688	61,094
Consumer	542	3	539	4,699	53	4,646
Unallocated	505	N/A	N/A	N/A	N/A	N/A
Total	$11,184	$2,873	$7,806	$927,147	$12,192	$914,955

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$248	$248		$150	$157
Construction	—	—		—	—
Secured by commercial real estate	4,744	5,141		2,361	2,702
Secured by residential real estate	610	662		715	768
Retail:
1-4 family residential mortgages	946	1,074		893	1,002
Home equity loans and lines	320	376		514	586
Consumer	47	63		—	—
Total	$6,915	$7,564		$4,633	$5,215

With an allowance recorded:
Commercial:
Commercial and industrial	$2,616	$3,062	$939	$3,367	$3,825	$2,090
Construction	—	—	—	—	—	—
Secured by commercial real estate	666	856	83	3,293	3,451	312
Secured by residential real estate	764	893	342	672	787	368
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	165	191	122	174	193	100
Consumer	—	—	—	53	68	3
Total	$4,211	$5,002	$1,486	$7,559	$8,324	$2,873

Total:
Commercial:
Commercial and industrial	$2,864	$3,310	$939	$3,517	$3,982	$2,090
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,410	5,997	83	5,654	6,153	312
Secured by residential real estate	1,374	1,555	342	1,387	1,555	368
Retail:
1-4 family residential mortgages	946	1,074	—	893	1,002	—
Home equity loans and lines	485	567	122	688	779	100
Consumer	47	63	—	53	68	3
Total	$11,126	$12,566	$1,486	$12,192	$13,539	$2,873

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans:

For the Nine Months Ended September 30,	2022		2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$3,253	$5	$3,854	$3
Construction	—	—	—	—
Secured by commercial real estate	5,549	110	5,850	125
Secured by residential real estate	1,374	39	1,798	47
Retail:
1-4 family residential mortgages	942	5	903	5
Home equity loans and lines	503	—	751	—
Consumer	50	—	58	1
Total	$11,671	$159	$13,214	$181

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2022:

September 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Treasury securities	$—	$297	$—	$297
U.S. Government agency securities	—	86,145	—	86,145
State and municipal securities	—	97,636	—	97,636
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	259,556	—	259,556
Collateralized mortgage obligations (CMOs)	—	105,725	—	105,725
Corporate debt securities	—	6,296	55	6,351
Total debt securities available-for-sale	—	555,655	55	555,710
Equity securities	10,444	—	—	10,444
Total recurring fair value measurements	$10,444	$555,655	$55	$566,154

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$2,725	$2,725
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$2,726	$2,726
*Impairment

December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Government agency securities	$—	$97,499	$—	$97,499
State and municipal securities	—	131,035	—	131,035
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	329,938	—	329,938
Collateralized mortgage obligations (CMOs)	—	127,012	—	127,012
Corporate debt securities	—	6,801	75	6,876
Total debt securities available-for-sale	—	692,285	75	692,360
Equity securities	12,410	—	—	12,410
Total recurring fair value measurements	$12,410	$692,285	$75	$704,770

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$4,686	$4,686
Mortgage servicing rights	—	—	117	117
Total nonrecurring fair value measurements	$—	$—	$4,803	$4,803
*Impairment

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three or nine months ended September 30, 2022. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine- month period ended September 30, 2022.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2022	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$2,409	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -30%
				Liquidation expenses	(3)	-10%
Impaired loans	316	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		3 to 29 years
				Prepayment speeds		111% to 203%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2021	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$4,369	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -20%
				Liquidation expenses	(3)	-10%
Impaired loans	317	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	117	Discounted cash flow		Remaining term		3 to 29 years
				Prepayment speeds		187% to 312%
				Discount rate		12.0% to 12.5%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various Level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2022 and 2021:

	Fair value measurements using significant unobservable inputs (Level 3)
	2022	2021
Balance, January 1,	$75	$70
Payments received	(21)	(1)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	1	5
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$55	$74

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at September 30, 2022 was not active and markets for similar securities also are not active.  The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2022;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate.  The discount rate of 7.08% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2022 and December 31, 2021:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2022	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$17,218	$17,218	$17,218	$—	$—
Investment securities:
Available-for-sale	555,710	555,710	—	555,655	55
Equities	10,444	10,444	10,444	—	—
Restricted investment in stocks	2,872	2,872	—	2,872	—
Net loans	996,968	965,909	—	—	965,909
Mortgage servicing rights	482	654	—	—	654
Accrued interest receivable	3,626	3,626	—	3,626	—

Financial liabilities
Deposits with no stated maturities	$1,301,639	$1,301,639	$1,301,639	$—	$—
Deposits with stated maturities	175,029	167,827	—	167,827	—
Short-term borrowings	92,896	92,896	92,896	—	—
Long-term debt	10,000	9,905	9,905	—	—
Accrued interest payable	204	204	—	204	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	73	—	73	—

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

A summary of the Company's financial instrument commitments is as follows:

	September 30,	December 31,
	2022	2021
Commitments to extend credit and unused lines of credit	$370,466	$325,449
Standby letters of credit	20,125	21,321
Total financial instrument commitments	$390,591	$346,770

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $14,986,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2022 and December 31, 2021 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases.  Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions.  During the nine months ended September 30, 2022, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $43,000.

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

Both the QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2022, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$159,038	13.03%	$97,647	8.00%	$122,059	10.00%
Bank	147,425	12.40	95,098	8.00	118,872	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$147,588	12.09	73,235	6.00	73,235	6.00
Bank	135,975	11.44	71,323	6.00	95,098	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	147,588	12.09	54,927	4.50	N/A	N/A
Bank	135,975	11.44	53,492	4.50	77,267	6.50

Tier 1 capital (to average assets):
The Company	147,588	8.55	69,085	4.00	N/A	N/A
Bank	135,975	7.93	68,569	4.00	85,712	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$151,501	13.60%	$89,111	8.00%	$111,389	10.00%
Bank	138,419	12.85	86,162	8.00	107,702	10.00

Tier 1 capital (to risk-weighted assets):
The Company	140,226	12.59	66,833	6.00	66,833	6.00
Bank	127,144	11.81	64,621	6.00	86,162	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	140,226	12.59	50,125	4.50	N/A	N/A
Bank	127,144	11.81	48,466	4.50	70,006	6.50

Tier 1 capital (to average assets):
The Company	140,226	8.39	66,890	4.00	N/A	N/A
Bank	127,144	7.67	66,295	4.00	82,868	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, including the risk factors identified in Item 1A of QNB’s 2021 Form 10-K, could affect the future financial results of QNB and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.  There were no other-than-temporary impairment charges recorded during the three or nine months ended September 30, 2022 and 2021, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three or nine months ended September 30, 2022 or 2021, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2022 of $3,415,000, or $0.96 per share on a diluted basis, compared to net income of $3,424,000, or $0.96 per share on a diluted basis, for the same period in 2021.  For the nine-month period ended September 30, 2022, QNB reported net income of $10,474,000, or $2.94 per share on a diluted basis, compared to net income of $12,343,000, or $3.47 per share on a diluted basis, for the same period in 2021. The Bank contributed $12,037,000 to net income for the nine months ended September 30, 2022 compared to $11,070,000 for the same period 2021; and the holding company contributed negative $1,563,000 to net income for the nine months ended September 30, 2022 compared to income of $1,273,000 for the same period 2021.  The results at the Bank were primarily due to increased net interest income.  The results at the holding company are due primarily to the change in the fair value of the equity securities included in the investment portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.78% and 9.20%, respectively, for the quarter ended September 30, 2022 compared with 0.84% and 9.92%, respectively, for the quarter ended September 30, 2021.   For the nine months ended September 30, 2022, the annualized rate of return on average assets and average shareholders’ equity was 0.82% and 9.68%, respectively, compared with 1.06% and 12.31%, for the same period in 2021.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total assets as of September 30, 2022 were $1,645,068,000, compared with $1,673,340,000 at December 31, 2021. Loans receivable at September 30, 2022 were $1,008,306,000, a $81,836,000 increase over $926,470,000 at December 31, 2021. QNB participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  Excluding PPP loans net of deferred fees at September 30, 2022 and December 31, 2021, loans would have increased $93,364,000 since year-end 2021.  Total deposits of $1,476,668,000 at September 30, 2022 increased $26,923,000 compared with total deposits of $1,449,745,000 at December 31, 2021.

Results for the three and nine months ended September 30, 2022 include the following significant components:

•	Net interest income increased $795,000, or 7.51%, to $11,379,000 and $1,899,000, or 6.06%, to $33,218,000 for the three and nine months ended September 30, 2022, respectively.

•

Net interest margin on a tax-equivalent remained unchanged at 2.72% for the quarter and decreased 11 basis points for nine months ended September 30, 2022 to 2.72% compared to 2.83 for the same period in 2021.

•	QNB recorded no provision for loan losses for the quarter and for the nine months ended September 30, 2022, compared with no provision and $458,000 for the same periods in 2021, respectively.

•

Non-interest income decreased $831,000, to $484,000 for the third quarter and decreased $4,519,000 for the nine months ended September 30, 2022 compared with the same periods in 2021. Excluding realized and unrealized gains (losses) on equity securities, gains on sales of loans, and the life insurance benefit of $46,000 in 2022 and $193,000 in 2021, non-interest income decreased $43,000, or 2.5%, to $1,606,000 for the quarter and increased $159,000, or 3.4%, to $4,821,000 for the nine months ended September 30, 2022 compared with the same periods in 2021.

•	Non-interest expense increased $24000 to $7,814,000 for the quarter and increased $511,000 to $23,373,000 for the nine months ended September 30, 2022 compared to the same periods in 2021.

•

Total non-performing loans were $10,694,000, or 1.06% of loans receivable at September 30, 2022, compared to $11,672,000, or 1.26% of loans receivable at December 31, 2021. Loans on non-accrual status were $6,337,000 at September 30, 2022 compared with $7,530,000 at December 31, 2021. Net loan recoveries for the nine months ended September 30, 2022 were $154,000, compared with net charge-offs of $70,000 for the same period in 2021.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest income	$13,546	$11,721	$37,682	$34,832
Total interest expense	2,167	1,137	4,464	3,513
Net interest income	11,379	10,584	33,218	31,319
Tax-equivalent adjustment	177	185	541	521
Net interest income (fully taxable-equivalent)	$11,556	$10,769	$33,759	$31,840

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	September 30, 2022			September 30, 2021
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$831	1.32%	$3	$—	0.00%	$—
U.S. Government agencies	101,938	1.11	283	82,645	1.07	221
State and municipal	127,929	2.38	761	118,245	2.43	719
Mortgage-backed and CMOs	441,952	1.61	1,783	376,278	1.28	1,203
Corporate debt securities	6,658	4.37	72	7,536	4.05	77
Equities	11,702	3.36	99	15,651	2.86	113
Total investment securities	691,010	1.74	3,001	600,355	1.55	2,333
Loans:
Commercial real estate	650,118	4.22	6,917	566,821	4.09	5,850
Residential real estate	105,723	3.33	880	97,346	3.33	811
Home equity loans	56,669	4.65	665	56,613	3.28	468
Commercial and industrial	148,545	5.25	1,965	176,226	4.82	2,139
Consumer loans	4,401	5.76	64	4,972	4.90	61
Tax-exempt loans	19,535	3.43	169	24,621	3.50	217
Total loans, net of unearned income*	984,991	4.29	10,660	926,599	4.09	9,546
Other earning assets	8,038	3.02	62	42,420	0.25	27
Total earning assets	1,684,039	3.23	13,723	1,569,374	3.01	11,906
Cash and due from banks	15,544			26,472
Allowance for loan losses	(11,323)			(11,307)
Other assets	38,872			39,165
Total assets	$1,727,132			$1,623,704
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$342,011	0.23%	201	$313,011	0.22%	154
Municipals	138,187	1.77	617	142,960	0.32	115
Money market	134,591	0.50	170	125,274	0.30	96
Savings	451,871	0.53	608	394,980	0.29	292
Time < $100	90,129	0.74	168	97,617	0.87	213
Time $100 through $250	54,168	0.87	118	51,635	0.79	102
Time > $250	25,616	0.86	56	26,030	0.86	56
Total interest-bearing deposits	1,236,573	0.62	1,938	1,151,507	0.35	1,028
Short-term borrowings	85,943	0.87	189	78,680	0.34	68
Long-term debt	10,000	1.57	40	10,000	1.58	41
Total interest-bearing liabilities	1,332,516	0.65	2,167	1,240,187	0.36	1,137
Non-interest-bearing deposits	239,095			237,642
Other liabilities	8,225			8,987
Shareholders' equity	147,296			136,888
Total liabilities and shareholders' equity	$1,727,132			$1,623,704
Net interest rate spread		2.58%			2.65%
Margin/net interest income		2.72%	$11,556		2.72%	$10,769

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$600	1.12%	$5	$—	0.00%	$—
U.S. Government agencies	101,292	1.10	836	74,397	1.04	580
State and municipal	129,343	2.40	2,325	106,634	2.50	1,999
Mortgage-backed and CMOs	453,833	1.56	5,322	320,714	1.28	3,068
Corporate debt securities	6,682	4.36	218	7,486	3.91	220
Equities	12,172	3.26	297	14,613	2.98	326
Total investment securities	703,922	1.71	9,003	523,844	1.58	6,193
Loans:
Commercial real estate	623,193	4.11	19,181	547,264	4.18	17,110
Residential real estate	103,841	2.47	2,564	94,232	2.57	2,421
Home equity loans	55,244	3.93	1,624	57,674	3.30	1,424
Commercial and industrial	143,354	4.73	5,075	206,772	4.71	7,286
Consumer loans	4,585	5.31	182	5,173	4.94	191
Tax-exempt loans	19,482	3.41	497	24,678	3.53	652
Total loans, net of unearned income*	949,699	4.10	29,123	935,793	4.16	29,084
Other earning assets	6,262	2.06	97	42,773	0.24	76
Total earning assets	1,659,883	3.08	38,223	1,502,410	3.15	35,353
Cash and due from banks	14,123			26,456
Allowance for loan losses	(11,266)			(11,136)
Other assets	38,532			38,699
Total assets	$1,701,272			$1,556,429
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$342,955	0.20%	521	$299,795	0.21%	470
Municipals	121,332	0.91	825	123,599	0.32	298
Money market	139,700	0.38	401	116,986	0.31	271
Savings	446,196	0.39	1,312	377,727	0.31	869
Time < $100	91,223	0.76	522	100,397	0.96	723
Time $100 through $250	49,656	0.75	280	53,120	0.90	358
Time > $250	25,361	0.75	143	27,561	1.01	209
Total interest-bearing deposits	1,216,423	0.44	4,004	1,099,185	0.39	3,198
Short-term borrowings	78,994	0.58	341	71,266	0.37	196
Long-term debt	10,000	1.57	119	10,000	1.57	119
Total interest-bearing liabilities	1,305,417	0.46	4,464	1,180,451	0.40	3,513
Non-interest-bearing deposits	243,239			232,447
Other liabilities	7,940			9,523
Shareholders' equity	144,676			134,008
Total liabilities and shareholders' equity	$1,701,272			$1,556,429
Net interest rate spread		2.62%			2.75%
Margin/net interest income		2.72%	$33,759		2.83%	$31,840

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and nine months ended September 30, 2022 and 2021.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2022 compared			September 30, 2022 compared
	to September 30, 2021			to September 30, 2021
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$3	$—	$3	$5	$—	$5
U.S. Government agencies	62	52	10	256	194	62
State and municipal	42	58	(16)	326	458	(132)
Mortgage-backed and CMOs	580	211	369	2,254	947	1,307
Corporate debt securities	(5)	(10)	5	(2)	(32)	30
Equities	(14)	(29)	15	(29)	(54)	25
Total Investment securities (AFS & Equity)	668	282	386	2,810	1,513	1,297
Loans:
Commercial real estate	1,067	860	207	2,071	2,375	(304)
Residential real estate	69	69	—	143	247	(104)
Home equity loans	197	—	197	200	(60)	260
Commercial and industrial	(174)	(336)	162	(2,211)	(2,235)	24
Consumer loans	3	(7)	10	(9)	(22)	13
Tax-exempt loans	(48)	(44)	(4)	(155)	(137)	(18)
Total Loans	1,114	542	572	39	168	(129)
Other earning assets	35	(21)	56	21	(65)	86
Total interest income	1,817	803	1,014	2,870	1,616	1,254
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	47	14	33	51	67	(16)
Municipals	502	(4)	506	527	(5)	532
Money market	74	6	68	130	52	78
Savings	316	43	273	443	157	286
Time < $100	(45)	(16)	(29)	(201)	(66)	(135)
Time $100 through $250	16	5	11	(78)	(23)	(55)
Time > $250	—	—	—	(66)	(16)	(50)
Total interest-bearing deposits	910	48	862	806	166	640
Short-term borrowings	121	6	115	145	21	124
Long-term debt	(1)	—	(1)	—	—	—
Total interest expense	1,030	54	976	951	187	764
Net interest income	$787	$749	$38	$1,919	$1,429	$490

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2022 were $1,684,039,000, an increase of $114,665,000, or 7.3%, from the third quarter of 2021, with average loans increasing $58,392,0000, and average investment securities increasing $90,655,000, or 15.1%, over the same period in 2021. Excess cash from deposit growth was deployed to the investment portfolio during the fourth quarter of 2021, which earned a better yield than Fed Funds or deposits at the Federal Reserve Bank.  Average loans as a percent of average earning assets was 58.5% for the third quarter of 2022, compared with 59.0% for the third quarter of 2021. On the funding side, average deposits increased $86,519,000, or 6.2%, to $1,475,668,000 for the third quarter of 2022 primarily due to growth in interest-bearing demand, money market and savings deposits. Customers continue to reinvest funds into more liquid accounts. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements and over-night FHLB borrowings, increased $7,263,000 to $85,943,000 during the third quarter of 2022 compared to $78,680,000 for the same period in 2021.

The net interest margin for the third quarter of 2022 remained flat at 2.72% compared to the same period in 2021. Competition for quality loans in our local market continues to exert pressure on the net interest margin.  The increases in interest rates starting in March 2022 is expected to compress the net interest margin initially as QNB is liability sensitive; but is expected to improve as loans and securities reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,817,000, or 15.3%, to $13,723,000 for the third quarter of 2022; total interest expense increased $1,030,000, or 90.6%, to $2,167,000. The Municipal, Money Market and savings account experienced higher rates in the third quarter of 2022 compared to the third quarter of 2021.

The yield on earning assets on a tax-equivalent basis increased 22 basis points from 3.01% for the third quarter of 2021, to 3.23% for the third quarter of 2022. The cost of interest-bearing liabilities was 0.65% for the third quarter of 2022, compared with 0.36% for the same period in 2021.

Interest income on investment securities (available-for-sale and equity) increased $668,000 when comparing the quarters ended September 30, 2022 and 2021. The average yield on the investment portfolio was 1.74% for the third quarter of 2022 compared with 1.55% for the third quarter of 2021.

QNB invested in U.S. Treasury securities during 2022 which yielded 1.32%.  Income on U.S. Government agency securities increased $62,000 as the average balances increased $19,293,000 and the rate increased four basis points.

Interest income on municipal securities, which are primarily tax-exempt, increased due to a $9,684,000 increase in average balances, partially offset by a five basis-point decline in rates.  Proceeds from matured, called securities and proceeds from deposits were invested back into the U.S. Government agency, municipal and mortgage-backed securities portfolios. Typically, QNB purchases municipal bonds with 10-20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs increased $580,000 while average balances increased $65,674,000 and yield increased 33 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $1,114,000 to $10,660,000 when comparing the third quarters of 2022 and 2021, with a $58,392,000 increase in average balances contributing to an increase in interest income of $542,000 and a 20-basis point increase in yield contributing to a $572,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures compressed the yields on new loans being originated.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,067,000 when comparing the third quarters of 2022 and 2021, primarily due to increased average balances of $83,297,000, or 14.7%, and a 13-basis point increase in rate from 4.09% in 2021 to 4.22% in 2022.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on commercial and industrial loans decreased $174,000 when comparing the third quarters of 2022 and 2021. The average yield on these loans increased 43 basis points to 5.25% resulting in an increase in income of $162,000; average balances decreased $27,681,000, to $148,545,000 for the third quarter of 2022 resulting in a $336,000 decrease in interest income. Many of the loans in this category are indexed to the prime interest rate.  Included in this category are the PPP loans; forgiveness of the PPP loans contributed approximately $32,756,000 of the net volume decrease and $761,000 of the decrease in interest.  The PPP loans yield one percent to the customer; however, QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five hundred basis points.  The accretion of SBA origination fees is accelerated upon forgiveness of the loan. Income on PPP loan forgiveness was $44,000 for the third quarter of 2022 compared to $642,000 for the same period in 2021. Excluding the PPP loans, the average balance of commercial and industrial loan portfolio increased $5,075,000 and the yield increased 146 basis points, comparing the third quarter of 2022 to 2021.

Tax-exempt loan income was $169,000 for the third quarter of 2022, a decrease of $48,000, or 22.1%, from the same period in 2021. Average balances decreased $5,086,000, or 20.7%, to $19,535,000 for the third quarter of 2022, resulting in a decrease of $44,000 in income. The yield on municipal loans decreased seven basis points, to 3.43% for the third quarter of 2022, compared with the same period in 2021, resulting in a decrease of $4,000 in interest income.   The decrease in volume during 2022 was a result of municipal loans being refinanced as bonds.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $69,000 when comparing the third quarter of 2022 to the same period in 2021.  Average residential mortgage loan balances increased by $8,377,000, or 8.6%, to $105,723,000 for the third quarter of 2022 compared to the same period in 2021, which contributed a $69,000 increase in interest income. The average yield on the portfolio remained the same at 3.33% for the third quarters of 2022 and 2021. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities.  Average home equity loans increased by $56,000 to $56,669,000; interest income increased $197,000 as the average yield increased 137 basis points to 4.65%.  The yield on the consumer portfolio increased 86 basis points to 5.76% for the third quarter of 2022 and there was a $571,000 decrease in average balances resulting in a net $3,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense increased $1,030,000, when comparing the third quarter of 2022 to the same period in 2021.  The growth in average deposits continues to be centered in accounts with greater liquidity. Average non-interest-bearing demand accounts increased $1,453,000 to $239,095,000 for the third quarter of 2022. Average interest-bearing demand accounts increased $29,000,000, or 9.3%, to $342,011,000 for the third quarter of 2022. Interest expense on interest-bearing demand accounts increased $47,000 to $201,000 for the same period, as the average rate paid increased three basis points to 0.23% for the third quarter 2022. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.10% on balances up to $25,000 and 0.15% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2022, the average balance in this product was $105,117,000 and the related interest expense was $93,000 for an average yield of 0.35%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2021 was $97,356,000 and the related interest expense was $87,000 for an average yield of 0.35%. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts increased $502,000 to $617,000 for the third quarter of 2022. The average interest rate paid on municipal interest-bearing demand accounts increased 145 basis points to 1.77% for the third quarter of 2022 over the third quarter of 2021, and average balances decreased $4,773,000, or 3.3%, to $138,187,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts increased $9,317,000, or 7.4%, to $134,591,000 for the third quarter of 2022 compared with the same period in 2021. Interest expense on money market accounts increased $74,000 to $170,000, and the average interest rate paid on money market accounts increased 20 basis point to 0.50% for the third quarter of 2022. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $316,000 when comparing the third quarter of 2022 to the third quarter of 2021. The average interest rate paid on savings accounts increased 24 basis points to 0.53% for the third quarter of 2022. When comparing these same periods, average savings accounts increased $56,891,000, or 14.4%, to $451,871,000 for the third quarter of 2022 primarily due

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

to increases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2022 of $342,334,000 compared to $296,579,000 in the same period of 2021. The average yield paid on these accounts was 0.65% for the third quarter of 2022 and 0.35% for the same period in 2021. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $11,136,000 when comparing the third quarter of 2022 to the same period in 2021.  Many of the Bank’s maturing time deposits throughout 2021 and into 2022 were deposited to these liquid interest-bearing accounts.

Interest expense on time deposits totaled $342,000 for the third quarter of 2022 compared to $371,000 in 2021. Average total time deposits decreased $5,369,000 to $169,913,000 for the third quarter of 2022. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits decreased four basis points from 0.84% to 0.80% when comparing the third quarter of 2021 to the same period in 2022.

Approximately $96,140,000, or 55%, of time deposits at September 30, 2022 will mature over the next 12 months. The average rate paid on these time deposits is approximately 0.70%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings were comprised primarily of sweep accounts structured as repurchase agreements with our commercial customers at September 30, 2022 and September 30, 2021. At September 30, 2022 short-term borrowing also included overnight FHLB borrowing.  Interest expense on short-term borrowings increased $121,000 for the third quarter of 2022 to $189,000 when compared to the same period in 2021. When comparing these same periods, average balances increased $7,263,000 to $85,943,000.   The yield on customer repos increased 15 basis points for the third quarter of 2022 to 0.49%.  The yield on the short-term FHLB borrowing was 2.48% for the third quarter of 2022.   During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a lower yield than short-term borrowings at that time.

Net Interest Income and Net Interest Margin – Nine-Month Comparison

For the nine-month period ending September 30, 2022, average earning assets increased $157,473,000, or 10.5%, to $1,659,883,000, with average investment securities increasing $180,078,000 and average loans increasing $13,906,000, partially offset by a decrease in other earning assets of $36,511,000.  The increase in average loans excluding PPP loans, was $64,263,000, an increase of 7.3%. Average total deposits increased $128,030,000, or 9.6% to $1,459,662,000 for the nine-month period ended September 30, 2022 compared to the same period in 2021. The net interest margin on a tax-equivalent basis was 2.72% for the nine-month period ended September 30, 2022, an 11-basis point decrease from the same period in 2021.

Total interest income on a tax-equivalent basis increased $2,870,000, or 8.1%, to $38,223,000 from $35,353,000, when comparing the nine-month periods ended September 30, 2022 and September 30, 2021 primarily due to an increase in volume and rate on investment securities. Interest income increased $1,513,000 as a result of volume and increased $1,297,000 as a result of yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets decreased from 3.15% to 3.08% for the nine-month periods with the yield on loans down six basis points to 4.10%. QNB continues to experience pressure on yields due to competitive pressures on loan pricing. The yield on investments increased 13 basis points from 1.58% to 1.71% when comparing the nine-month periods.

Total interest expense increased $951,000 for the nine-month period ended September 30, 2022 compared with the same period in 2021, attributable to an increase in rates. The average rate paid on interest bearing deposits increased five basis points to 0.44% for the nine-month period ended September 30, 2022 versus the same period in 2021. QNB invested proceeds from growth in deposits and non-interest-earning and interest-earning bank deposits, into investment securities.   Proceeds from the payoff of PPP loans were utilized to fund loan growth. The average balance of total short-term borrowings increased $7,728,000 primarily due to overnight FHLB borrowing.  The yield on interest-bearing liabilities increased six basis points to 0.46% for the nine months ended September 30, 2022.

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

Based on this analysis, QNB recorded no provision for the three months ended September 30, 2022 and for the same period in 2021. QNB's allowance for loan losses of $11,338,000 represents 1.12% of loans receivable at September 30, 2022 compared with an allowance for loan losses of $11,184,000, or 1.21% of loans receivable, at December 31, 2021, and $11,214,000, or 1.21% of loans receivable, at September 30, 2021. Management believes the allowance for loan losses at September 30, 2022 is adequate as of that date based on its analysis of known and inherent losses in the portfolio.  Excluding PPP loans, the allowance level stated as a percent of loans receivable was 1.13% at September 30, 2022, 1.23% at December 31, 2021, and 1.25% at September 30, 2021.

Net recoveries were $41,000 for the three months ended September 30, 2022 compared to net recoveries of $12,000 for the three months ended September 30, 2021. Charge-offs of approximately $92,000 during the three months ended September 30, 2022 consisted of one commercial loan of $30,000, one student loan of $37,000 and overdrafts of $25,000. These were offset by $133,000 in recoveries comprising $123,000 in repayments from borrowers of previously charged-off credits, and $10,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.02% for the three months ended September 30, 2022, compared to annualized net recoveries of 0.01% for the three months ended September 30, 2021.

Net recoveries were $154,000 for the nine months ended September 30, 2022 compared to net charge-offs of $70,000 for the nine months ended September 30, 2021.  Charge-offs of approximately $147,000 during the nine months ended September 30, 2022 consisted primarily of commercial loans of $38,000, consumer loans of $54,000 and overdrafts of $55,000. These were offset by $301,000 in recoveries comprising $280,000 in repayments from borrowers of previously charged-off credits, and $21,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.02% for the nine months ended September 30, 2022, compared to annualized net charge-offs of 0.01% for the nine months ended September 30, 2021.

Non-performing assets were $10,694,000 at September 30, 2022 compared to $11,672,000 as of December 31, 2021 and $12,144,000 at September 30, 2021. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 1.06% of loans receivable at September 30, 2022, 1.26% at December 31, 2021, and 1.31% of loans receivable at September 30, 2021.  In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2022, $3,889,000, or approximately 61% of the loans classified as non-accrual, are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $17,554,000, a decrease of $977,000, or 5.3%, from the $18,531,000 reported at December 31, 2021 and a decrease of $1,976,000, or 7.3%, from the $18,946,000 reported at September 30, 2021. The decrease in classified loans since December 31, 2021 and since September 30, 2021 is primarily due to repayments and pay-offs on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2022, December 31, 2021, or September 30, 2021. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.30% of loans receivable at September 30, 2022 compared with 0.46% at December 31, 2021, and 0.55% at September 30, 2021.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,357,000 at September 30, 2022, compared with $4,142,000 at December 31, 2021, and $4,317,000 at September 30, 2021. There were two new troubled debt restructuring identified during the nine months ended September 30, 2022, as QNB extended credit to an existing TDR customer and the other was having temporary cash-flow issues. QNB had no other real estate owned or repossessed assets at September 30, 2022, December 31, 2021, or September 30, 2021.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2022	2021	2021
Non-accrual loans	$6,337	$7,530	$7,827
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,357	4,142	4,317
Total non-performing loans	10,694	11,672	12,144
Total non-performing assets	$10,694	$11,672	$12,144

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$949,691	$928,017	$931,080
Total loans	1,008,306	926,470	923,778

Allowance for loan losses	11,338	11,184	11,214

Allowance for loan losses to:
Non-performing loans	106.02%	95.82%	92.34%
Total loans (excluding held-for-sale)	1.12%	1.21%	1.21%
Average total loans (excluding held-for-sale)	1.19%	1.21%	1.20%

Non-performing loans / total loans (excluding held-for-sale)	1.06%	1.26%	1.31%
Non-performing assets / total assets	0.65%	0.70%	0.73%

An analysis of net loan charge-offs (recoveries) for the three and nine months ended September 30, 2022 compared to 2021 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (recoveries) charge-offs	$(41)	$(12)	$(154)	$70

Net annualized (recoveries) charge-offs to:
Total loans	(0.02%)	(0.01%)	-0.02%	0.01%
Average total loans excluding held-for-sale	(0.02%)	(0.01%)	-0.02%	0.01%
Allowance for loan losses	(1.43%)	(0.42%)	-1.82%	0.84%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

At September 30, 2022 and December 31, 2021, the recorded investment in loans for which impairment has been identified totaled $11,126,000 and $12,192,000 of which $6,915,000 and $4,633,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,211,000 and $7,559,000 at September 30, 2022 and December 31, 2021, respectively, and the related allowance for loan losses associated with these loans was $1,486,000 and $2,873,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net gain on sales of investment securities	$—	$404	$(404)	-100.0%	$493	$1,040	$(547)	-52.6%
Unrealized gain (loss) on investment equity securities	(1,174)	(836)	(338)	40.4	(2,628)	839	(3,467)	(413.2)
Fees for services to customers	423	363	60	16.5	1,210	958	252	26.3
ATM and debit card	669	687	(18)	(2.6)	2,015	1,989	26	1.3
Retail brokerage and advisory	194	218	(24)	(11.0)	604	578	26	4.5
Bank-owned life insurance	121	87	34	39.1	277	423	(146)	(34.5)
Merchant	98	122	(24)	(19.7)	302	345	(43)	(12.5)
Net gain on sale of loans	6	65	(59)	(90.8)	6	537	(531)	(98.9)
Other	147	205	(58)	(28.3)	455	544	(89)	(16.4)
Total	$484	$1,315	$(831)	-63.2%	$2,734	$7,253	$(4,519)	-62.3%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2022 was $484,000, a decrease of $831,000, compared to $1,315,000 for the third quarter of 2021. Excluding realized and unrealized gains (losses) on equity securities, gains on sales of loans, anti-trust settlement of $37,000 in 2021 and claims on bank-owned life insurance of $46,000 in 2022, non-interest income decreased $43,000, or 2.6%, to $1,606,000 for the quarter ended September 30, 2022 compared with the same period in 2021

During the third quarter of 2022, unrealized losses on investment equity securities of $1,174,000 were recorded compared to losses of $836,000 in the same period of 2021. The unrealized losses and gains for the three months ended September 30, 2022 and 2021 resulted from the change in the fair value of the equities included in the investment portfolio. The equities portfolio comprises blue-chip large-capitalized stocks, providing a year-to-date taxable equivalent dividend yield of 3.26%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through September 30, 2022 is $2.07 per diluted share.  Details of the equity portfolio’s contribution to net income since January 1, 2015 is detailed in the following table.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,							For the Nine Months Ended September 30,
	2015	2016	2017	2018	2019	2020	2021	2022	2021

Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$392	$437	$297	$326
Net gain (loss) on sales	691	758	1,557	(79)	1,781	585	1,788	489	1,022
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(47)	926	(2,628)	839
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	930	3,151	(1,842)	2,187
Tax expense (benefit)*	357	324	700	(33)	816	269	910	(532)	631
Net income	$523	$475	$1,026	$(82)	$2,009	$661	$2,241	$(1,310)	$1,556

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.37)	$0.44
Earnings per share - diluted	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.37)	$0.44
Tax-equivalent yield*	3.35%	3.13%	3.49%	3.08%	3.31%	3.54%	3.02%	3.26%	2.98%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for all 2017, 2018, 2019, 2020, 2021 and 2022 periods.
QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans decreased $59,000 when comparing the third quarter of 2022 to the third quarter of 2021.  The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $304,000 and $1,899,000 for the third quarters of 2022 and 2021, respectively.

Fees for services to customers increased $60,000 to $423,000 for the third quarter of 2022, due primarily to an increase in net overdraft income. ATM and debit card income decreased $18,000 to $669,000 for the third quarter of 2022, compared to the same period in 2021, due primarily to debit card interchange fee income.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees decreased for the third quarter of 2022 compared to the same period in 2021. Advisory fees decreased $9,000 for the third quarter of 2022 compared with the same period in 2021 due to a decrease in the value of assets under management, while transactional fees decreased $15,000 when comparing the third quarters of 2022 and 2021 due to less sales of annuity products.

Bank-owned life insurance income includes a life insurance benefit claim of $46,000 in 2022. Merchant income decreased by $24,000 to $98,000 for the third quarter of 2022, compared to the same period in 2021. Other non-interest income decreased $58,000.  QNB recorded $37,000 in other income due to an anti-trust class action settlement related to the purchase and sale of US government agency securities over several years.  There was a decrease in title company income of $14,000 due to the decreased volume of mortgage originations and a decrease of $10,000 in mortgages servicing fees.

Nine-Month Comparison

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total non-interest income for the nine-month periods ended September 30, 2022 and 2021 was $2,734,000 and $7,253,000, respectively, a decrease of $4,519,000.  Excluding realized and unrealized gain and losses on equity securities, gains on sales of loans, anti-trust settlement of $37,000 in 2021 and claims on bank-owned life insurance of $46,000 in 2022 and $193,000 in 2021, total non-interest income was $4,821,000 and $4,625,000, respectively, an increase of $196,000, or 4.2%.

Net investment securities gains decreased $547,000 to $493,000 for the nine months ended September 30, 2022 compared to $1,040,000 for the comparable nine months in 2021. Market conditions in the equities market for the nine months ended September 30, 2021 versus the same period in 2022 resulted in greater opportunities for profitable sales in 2021. QNB recorded unrealized losses of $2,628,000 compared to gains of $839,000 on equity securities for the nine months ended September 30, 2022 and 2021, respectively.

Net gains on sales of loans decreased to $6,000 from $537,000, when comparing the nine months ended September 30, 2022 to the same period in 2021.  Proceeds from the sale of residential mortgages were $304,000 and $15,023,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

Fees for services to customers increased $252,000 to $1,210,000 for the third quarter of 2022, due primarily to an increase in net overdraft income. ATM and debit card increased $26,000 for the nine months of 2022 compared to 2021, due to increased interchange income.

Retail brokerage and advisory fees increased $26,000, or 4.5%, to $604,000 for the nine months ended September 30, 2022 compared to the same period in 2021; advisory fees increased $50,000 and transaction-based fees decreased $24,000.

Bank-owned life insurance income includes a life insurance benefit claim of $46,000 in 2022 and $193,000 in 2021. Merchant income decreased $43,000.  Other non-interest income decreased $89,000. QNB recorded $37,000 in other income due to an anti-trust class action settlement related to the purchase and sale of US government agency  securities over several years.  Mortgage servicing income increased $26,000 when comparing the two periods primarily due to an increase in the fair value of servicing rights. There was a decrease in title company income of $61,000 and letter of credit fees of $19,000; partly offset by a $19,000 increase in credit card income for the nine months of 2022 compared to 2021.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$4,371	$4,554	$(183)	-4.0%	$12,842	$12,913	$(71)	-0.5%
Net occupancy	535	535	-	-	1,663	1,688	(25)	(1.5)
Furniture and equipment	779	714	65	9.1	2,190	2,054	136	6.6
Marketing	141	180	(39)	(21.7)	632	655	(23)	(3.5)
Third-party services	582	470	112	23.8	1,839	1,552	287	18.5
Telephone, postage and supplies	187	158	29	18.4	555	532	23	4.3
State taxes	272	238	34	14.3	732	738	(6)	(0.8)
FDIC insurance premiums	177	195	(18)	(9.2)	574	577	(3)	(0.5)
Other	770	746	24	3.2	2,346	2,153	193	9.0
Total	$7,814	$7,790	$24	0.3%	$23,373	$22,862	$511	2.2%

Quarter to Quarter Comparison

Total non-interest expense was $7,814,000 for the third quarter of 2022, an increase of $24,000 compared to the third quarter of 2021.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense decreased $183,000, or 4.0%, to $4,371,000 when comparing the two quarters. Salary expense and related payroll taxes decreased $172,000 to $3,727,000 during the third quarter of 2022 compared to the same period in 2021 due to a reduction in the bonus and related tax accruals of $263,000; partly offset by an increase in salary and related taxes of $82,000. Medical and dental premiums, net of employee contributions, decreased $31,000 when comparing the two quarters due to a decrease in medical claims.

Net occupancy and furniture and equipment expenses combined increased $65,000, or 5.2%, when comparing the third quarters of 2022 and 2021. This is due primarily to increased software maintenance expense. Marketing expense decreased $39,000, or 21.7%, to $141,000 for the quarter ended September 30, 2022, due to timing of promotions and community support donations.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $112,000 primarily due to costs association with the Bank’s core system conversion.  State taxes increased $34,000, or 14.3%, due to the timing of $36,000 in tax credits received in the second quarter of 2022 versus the third quarter of 2021.   FDIC insurance premiums decreased $18,000 due to a reduction in the assessment rate.

Other non-interest expense increased $24,000, or 3.2%, due to additional loss reserves on unused commitments of $14,000, travel, entertainment, training, membership and licensing costs of $22,000, appraisal costs of $15,000, bond insurance of $11,000, and check-card expense of $9,000; partially offset by a $45,000 reimbursement from a customer for insurance costs paid by the Bank.

Nine-Month Comparison

Total non-interest expense was $23,373,000 for the nine-month period ended September 30, 2022, an increase of $511,000, or 2.2%, compared to the nine months ended September 30, 2021.

Salaries and benefits expense decreased $71,000 to $12,842,000 for the nine months ended September 30, 2022 compared to the same period in 2021. Salary and related payroll tax expense decreased $112,000 during the period, to $10,869,000 while medical and dental premiums, net of employee contributions, increased $25,000, to $1,031,000.

Net occupancy and furniture and equipment expense increased $111,000, or 3.0%, to $3,853,000, due to the reasons described in the quarter comparison.  Third-party services increased $287,000, or 18.5%, to $1,839,000 for the nine months ended September 30, 2022 due to the reasons described in the quarter comparison.

FDIC insurance premiums decreased $3,000 and state taxes decreased $6,000.  Other non-interest expense increased due to the reasons described above in the quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2022, QNB’s net deferred tax asset was $25,884,000. The primary components of deferred taxes are deferred tax assets of which $23,784,000 relates to investment securities fair value adjustments and $2,381,000 relates to the allowance for loan losses. As of December 31, 2021, QNB’s net deferred tax asset was $2,449,000 of which $994,000 related to investment securities fair value adjustments and $2,349,000 was related to the allowance for loan losses. The increase in the balance of net deferred tax assets when comparing September 30, 2022 to December 31, 2021 is due to the increase in unrealized losses on available for sale securities at September 30, 2022 compared to December 31, 2021, contributing $22,790,000 of the increase.

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

Applicable income tax expense was $634,000 for the quarter, and $2,105,000 for the nine months ended September 30, 2022, compared to $685,000 for the quarter and $2,909,000 for the nine months ended September 30, 2021. The effective tax rate for the third quarter and nine-month period ended September 30, 2022 was 15.7% and 16.7%, respectively, compared with 16.7% and 19.1%,

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

respectively, for the same period in 2021.  The decrease in the effective tax rate for the nine months ended September 30, 2022 is due to the state income tax at the parent company related to higher gains in 2021 compared to 2022 on the equities portfolio; and as pre-tax income was lower in 2022 compared to 2021, there was a higher proportion of tax-exempt net interest income to income before taxes for 2022 over 2021.

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

Total assets at September 30, 2022 were $1,645,068,000 compared with $1,673,340,000 at December 31, 2021. Cash and cash equivalents increased $3,828,000 from $13,390,000 at December 31, 2021 to $17,218,000 at September 30, 2022.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $136,650,000, due to a reduction of the fair value mark of $108,522,000 and maturities and prepayments of $61,413,000; partly offset by purchases of $35,001,000.

Loans receivable increased $81,836,000 with commercial loans increasing $71,755,000 to $832,140,000 at September 30, 2022, compared with $760,385,000 at year-end 2021.  Excluding PPP loans, commercial loans increased $83,723,000.  Retail loan balances increased $9,659,000 comparing September 30, 2022 to December 31, 2021. At September 30, 2022, QNB had 4 PPP loans totaling $2,359,000 reported in commercial and industrial loans.   In 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation. Of this first round of funding, 657 loans have been forgiven in full and $80,544,000 in balances have been forgiven.  The Bank originated 315 PPP loans, or $35,021,000, during the second round of funding which started in January 2021.   Second-draw customers made up 244 of these loans, or $32,240,000, and one-draw customers made of the remaining 71 loans, or $2,781,000.   Of this second round of funding, 314 loans have been forgiven in full and $33,021,000 in balances have been forgiven. Excluding PPP loans net of deferred fees at September 30, 2022 and at December 31, 2021, loans receivable would have increased $93,364,000, or 10.2%, since year-end 2021.

Deposits grew $26,923,000 from December 31, 2021 to September 30, 2022. Non-interest-bearing demand deposits decreased $6,839,000, with balances of $236,167,000 at September 30, 2022 compared with $243,006,000 at year-end 2021. Interest-bearing demand balances, excluding municipal deposits, increased $8,112,000, or 12.4%, to $347,519,000, with increases in personal interest-bearing checking and the business checking product. The $9,424,000 decrease in money market accounts was limited primarily to business products.  The $15,598,000 increase in savings was primarily due to growth in the E-Savings on-line product.  Total time deposits increased $6,656,000 from December 31, 2021 to September 30, 2022. Municipal deposit balances increased $12,820,000, to $141,612,000, during the first nine months of 2022. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during first and second quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings increased 35.7%, from $68,476,000 at December 31, 2021 to $92,896,000 at September 30, 2022. Commercial sweep accounts comprised most of balance of the short-term borrowing in both periods and increased $2,448,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. There

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

were $21,972,000 in overnight borrowings from FHLB at September 30, 2022, and none at December 31, 2021. In 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2022 the Bank had a maximum borrowing availability with the FHLB of approximately $342,627,000, which is net of the $10,000,000 in long-term borrowings, short-term borrowings of $21,971,000, a $350,000 letter of credit and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $101,000,000. At September 30, 2022 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $134,788,000 since December 31, 2021, totaling $583,372,000 at September 30, 2022. The reduction in the liquid sources of funds is primarily due to a reduction of the fair value mark on the available-for-sale securities of $108,522,000.  Growth in deposits provided cash flows $26,923,000, net proceeds from available-for-sale investment activities provided $26,412,000, and net short-term borrowings provided $24,420,000; these were used to fund loans. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $270,000,000 and $264,154,000 of available-for-sale debt securities at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2022 was $58,124,000, or 3.53% of total assets, compared with shareholders' equity of $136,494,000, or 8.16% of total assets, at December 31, 2021. Shareholders’ equity at September 30, 2022 included a negative adjustment of $89,472,000 compared to a negative adjustment of $3,740,000 at December 31, 2021, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.51% and 8.36% at September 30, 2022 and December 31, 2021, respectively.

Average shareholders' equity and average total assets were $144,676,000 and $1,701,272,000 for the nine months ended September 30, 2022, an increase of 8.0% and 9.3%, respectively, from the averages for the nine months ended September 30, 2021. The ratio of average total equity to average total assets was 8.50% for the nine months ended September 30, 2022 compared to 8.61% for the same period in 2021.

Retained earnings at September 30, 2022 were impacted by nine months of net income totaling $10,474,000 offset by dividends declared and paid of $3,845,000 for the nine-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

“Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $683,000 to capital during the nine months ended September 30, 2022.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2022, 102,000 shares have been repurchased since the initial authorization at an average price of $24.93 and a total cost of $2,543,000.

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

The following table sets forth consolidated information for QNB:

	September 30,	December 31,
Capital Analysis	2022	2021
Regulatory Capital
Shareholders' equity	$58,124	$136,494
Net unrealized securities losses, net of tax	89,472	3,740
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	147,588	140,226

Tier 1 capital	147,588	140,226
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	11,450	11,275
Total regulatory capital	$159,038	$151,501
Risk-weighted assets	$1,220,589	$1,113,887
Quarterly average assets for leverage capital purposes	$1,727,124	$1,672,259

	September 30,	December 31,
Capital Ratios	2022	2021
Common equity tier I capital / risk-weighted assets	12.09%	12.59%
Tier 1 capital / risk-weighted assets	12.09	12.59
Total regulatory capital / risk-weighted assets	13.03	13.60
Tier 1 capital / average assets (leverage ratio)	8.55	8.39

At September 30, 2022, common equity Tier 1, Tier 1 capital, and total regulatory capital ratios were fairly level with December 31, 2021. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2022.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2022 is liability sensitive. Management expects that market interest rates will increase over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2022 and 2021 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2022	2021
+300	-12.89%	-7.60%
+200	-8.46%	-2.25%
+100	-4.16%	0.39%
-100	2.88%	-11.53%
-200	3.73%	-18.09%
-300	-2.28%	-24.70%

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

QNB is not subject to foreign currency exchange or commodity price risk. At September 30, 2022, QNB did not have any hedging transactions in place such as interest rate swaps, caps, or floors

ITEM 4. CONTROLS AND PROCEDURES

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

September 30, 2022

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended September 30, 2022. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2022 through July 31, 2022	—	$-	—	98,000
August 1, 2022 through August 31, 2022	—	-	—	98,000
September 1, 2022 through September 30, 2022	—	—	—	98,000
Total	—	$—	—	98,000

(1)	Transactions are reported as of trade dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008, increased on February 9, 2009 and subsequently increased on April 27, 2021.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 200,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

Exhibit 10.1	Change in Control Agreement, dated November 1, 2022, between QNB Corp., QNB Bank, and Jeffrey Lehocky (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, dated November 3, 2022.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description

101.SCH	iXBRL Taxonomy Extension Schema Document.*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	iXBRL Taxonomy Extension Definitions Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

QNB Corp.

Date: November 9, 2022	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 9, 2022	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: November 9, 2022	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank