Form 10-K
period 2022-12-31
QNB CORP
filed 2023-03-14
CIK 750558

anu

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-l(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2023, 3,588,262 shares of common stock of the registrant were outstanding. As of June 30, 2022 the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $85,934,731 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 23, 2023 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania, operated twelve full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2022.

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

At December 31, 2022, QNB had total assets of $1,668,497,000, total loans receivable of $1,039,385,000, total deposits of $1,418,369,000 and total shareholders’ equity of $70,958,000. For the year ended December 31, 2022, QNB reported net income of $15,921,000 compared to net income for the year ended December 31, 2021 of $16,492,000 and December 31, 2020 of $12,083,000.

At February 16, 2023, the Bank had 190 full-time employees and eight part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

QNB’s success is dependent to a significant degree on economic conditions in southeastern Pennsylvania, especially Bucks, Lehigh and Montgomery counties, which it defines as its primary market. The banking industry is affected by general economic conditions, including the effects of recession, unemployment, declining real estate values, inflation, changes interest rates, trends in the national and global economies, and other factors beyond QNB’s control.

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

The minimum capital requirements implemented by Basel III, and described below under “Capital Adequacy,” also introduced a capital conservation buffer, comprised of common equity Tier 1 capital, above a banking institution’s minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets in order to avoid limitations on certain distributions, including dividend payments. Under the restrictions applicable to the Bank, to remain “well capitalized,” the Bank had approximately $30,162,000 available for payment of dividends to the Company at December 31, 2022.

Capital Adequacy

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. Tier 2 capital includes the allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets), qualifying preferred stock, subordinated debt, and qualifying Tier 2 minority interests.   The current minimum capital requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. In addition, in order to avoid limitations on certain capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), as of January 1, 2019, a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  At December 31, 2022, QNB’s Tier 1 capital, total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 12.33%, 13.19%, and 12.33%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2022, QNB’s leverage ratio was 8.75%.

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

At December 31, 2022 and 2021, the Bank qualified as well capitalized under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information.

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

For the years ended December 31, 2022, 2021 and 2020, the Bank recorded $768,000, $793,000, and $569,000, respectively, in FDIC deposit insurance premium expense.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2022 the Bank had $92,018,000 in overnight FHLB advances outstanding and $10,000,000 in long-term debt.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2022, the Bank had $5,181,000 in stock of the FHLB.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”) as amended, the FDIC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities that they serve. The CRA focuses specifically on low- and moderate-income neighborhoods.

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

QNB’s Code of Business Conduct and Ethics can be found on the Bank’s website at QNBBank.com.

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

Additional Information

QNB’s principal executive offices are located at 320 West Broad Street, Quakertown, Pennsylvania. Its telephone number is (215) 538-5600.

QNB also makes its periodic and current reports available, including this annual report for Form 10-K, free of charge, on its website, QNBBank.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on the website is not a part of, and should not be incorporated into, this annual report on Form 10-K.  In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including QNB, that file electronically with the SEC which can be accessed at SEC.gov.

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

At December 31, 2022, our lending limit per borrower was approximately $22,486,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income These equity securities are carried at fair value. QNB had 12 equity securities with unrealized losses of approximately $1,204,000 at December 31, 2022. The severity and duration of the fair value declines are consistent with current stock market developments.

At December 31, 2022, the Bank had $5,181,000 in capital stock of the FHLB and $12,000 in capital stock of ACBB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

Our assets at December 31, 2022 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2022, QNB had a net deferred tax asset of $23,077,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included in any such allowance.

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

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high-quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. QNB currently has employment agreements and/or change of control agreements with six of its senior officers.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (“OTCBB”). QNB had approximately 631 shareholders of record as of February 28, 2023.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2022 and 2021. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2022
First Quarter	$37.54	$38.25	$35.80	$36.00	$0.36
Second Quarter	36.27	36.90	26.80	27.25	0.36
Third Quarter	30.50	31.00	26.01	27.00	0.36
Fourth Quarter	26.90	29.50	25.50	26.24	0.36

2021
First Quarter	$34.60	$36.50	$31.02	$32.00	$0.35
Second Quarter	38.00	39.97	34.00	34.69	0.35
Third Quarter	37.01	39.50	35.41	35.70	0.35
Fourth Quarter	36.77	36.98	35.86	35.90	0.35

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2022 through October 31, 2022	—	$—	—	98,000
November 1, 2022 through November 30, 2022	—	—	—	98,000
December 1, 2022 through December 31, 2022	—	—	—	98,000
Total	—	$—	—	98,000

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was originally approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009 and April 27, 2021.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 200,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Composite Index, a broad market index;
•

the yearly cumulative total shareholder return on the S&P US SmallCap Banks Index, a group encompassing publicly traded banking companies trading on the NYSE or NASDAQ with an average market capitalization of $1.8 billion (individually ranging from $129 million to $13.3 billion); and

•

the yearly cumulative total shareholder return on the S&P U.S. BMI Banks - Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Total Return Performance
QNB Corp.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
Index Value
250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
QNB Corp.	100.00	89.22	92.78	80.47	93.92	72.01
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	85.44	121.49	109.82	138.70	117.14

Source: S&P Global Market Intelligence© 2023

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

The following table displays five years of  selected financial amounts and ratios for the QNB:

Year ended December 31,	2022	2021	2020	2019	2018
Income and expense
Net interest income	$44,497	$42,127	$37,248	$36,294	$35,015
Provision for loan losses	(850)	458	1,250	1,300	1,130
Non-interest income	5,731	9,781	7,602	8,317	4,892
Non-interest expense	31,492	30,997	28,955	28,104	25,885
Net income	15,921	16,492	12,083	12,357	11,335

Share and Per Share Data
Net income - basic	$4.47	$4.64	$3.42	$3.53	$3.27
Net income - diluted	4.47	4.64	3.42	3.53	3.25
Book value	19.78	38.41	37.80	34.30	29.95
Cash dividends	1.44	1.40	1.36	1.32	1.28
Average common shares outstanding - basic	3,564,481	3,553,949	3,537,323	3,498,326	3,463,450
Average common shares outstanding - diluted	3,564,481	3,554,138	3,537,360	3,504,150	3,482,509

Balance Sheet at Year-end
Investment securities	$558,581	$704,770	$448,495	$358,874	$353,642
Loans receivable	1,039,385	926,470	920,042	820,616	785,448
Allowance for loan losses	(10,531)	(11,184)	(10,826)	(9,887)	(8,834)
Other earning assets	1,242	4,196	25,909	5,210	570
Total assets	1,668,497	1,673,340	1,440,229	1,225,023	1,175,452
Deposits	1,418,369	1,449,745	1,228,067	1,037,860	1,015,598
Borrowed funds	171,327	78,476	68,838	55,931	50,872
Shareholders' equity	70,958	136,494	134,445	120,717	104,348

Selected Financial Ratios
Net interest margin	2.71%	2.79%	2.92%	3.16%	3.13%
Net income as a percentage of:
Average total assets	0.93	1.04	0.90	1.02	0.96
Average shareholders' equity	10.90	12.19	9.76	10.58	10.47
Average shareholders' equity to average total assets	8.54	8.53	9.21	9.63	9.20
Dividend payout ratio	32.24	30.15	39.82	37.39	39.12

Net income for the year ended December 31, 2022 was $15,921,000, or $4.47 per share on a diluted basis. This compares to 2021 net income of $16,492,000, or $4.64 per share on a diluted basis and 2020 net income of $12,083,000, or $3.42 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity.  Return on average assets was 0.93%, 1.04% and 0.90% in 2022, 2021, and 2020, respectively, and return on average shareholders’ equity was 10.90%, 12.19% and 9.76%, respectively, during those same periods.

The Bank contributed $16,445,000 to net income for the year ended December 31, 2022 compared to $14,607,000 for the same period in 2021; whereas the holding company reduced consolidated net income with a loss of $524,000 for the year ended December 31, 2022 compared to a contribution of $1,885,000 for the same period in 2021.  The decrease at the holding company resulted primarily from a decrease in gains on sales of equity securities and a decrease in the fair value of the equity portfolio during 2022.

2022 versus 2021

The results for 2022 include the following significant components:

•	Net interest income increased $2,370,000, or 5.63%, to $44,497,000 for 2022.

•	The net interest margin on a tax-equivalent basis decreased eight basis points to 2.71% for 2022 from 2.79% for 2021.

•	Provision for loan losses was a credit of $850,000 for 2022, compared with expense of $458,000 for 2021.

•	Non-interest income for 2022 was $5,731,000, a decrease of $4,050,000, or 41.4%, compared with 2021.

•	Non-interest expense for 2022 was $31,492,000, an increase of $495,000, or 1.6%, compared with 2021.

•	The fair value of the investment securities declined $145,835,000, or 21.1% from December 31, 2021.

•	Loans receivable grew $112,915,000, or 12.2%, from December 31, 2021.

•	Deposits decreased $31,376,000, or 2.2%, from December 31, 2021.

•

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $9,121,000, or 0.88% of total loans receivable at December 31, 2022, compared with $11,672,000, or 1.26% of total loans receivable at December 31, 2021.  Loans on non-accrual status were $4,820,000 at December 31, 2022 compared with $7,530,000 at December 31, 2021.  Net recoveries for 2022 were $197,000, or 0.02% of average total loans, as compared with net charge-offs of $100,000, or 0.01% of average total loans for 2021.

2021 versus 2020

The results for 2021 include the following significant components:

•	Net interest income increased $4,879,000, or 13.1%, to $42,127,000 for 2021.

•	The net interest margin on a tax-equivalent basis decreased 13 basis points to 2.79% for 2021 from 2.92% for 2020.

•	Provision for loan losses totaled $458,000 for 2021, compared with $1,250,000 for 2020.

•	Non-interest income for 2021 was $9,781,000, an increase of $2,179,000, or 28.7%, compared with 2020.

•	Non-interest expense for 2021 was $30,997,000, an increase of $2,042,000, or 7.1%, compared with 2020.

•	Investment securities grew $256,275,000, or 57.1% from December 31, 2020.

•	Loans receivable grew $6,428,000, or 0.7%, from December 31, 2020.

•	Deposits increased $221,678,000, or 18.1%, from December 31, 2020.

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

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2022, 2021, and 2020.

Year ended December 31,	2022	2021	2020
Total interest income	$52,421	$46,770	$43,693
Total interest expense	7,924	4,643	6,445
Net interest income	44,497	42,127	37,248
Tax-equivalent adjustment	713	706	691
Net interest income (tax-equivalent basis)	$45,210	$42,833	$37,939

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

2022 versus 2021

On a tax-equivalent basis, net interest income for 2022 increased $2,377,000, or 5.5%, to $45,210,000. The net interest margin, which decreased eight basis points to 2.71% was unfavorably impacted by increased rates on deposits and short-term borrowings.  The average rate earned on earning assets increased nine basis points from 3.09% for 2021 to 3.18% for 2022 with the yield on investments increasing 14 basis points and the yield on loans increasing 11 basis points.  The yield on investment securities was favorably impacted by increased yields on all categories except state and municipal securities, causing an increase in interest income of $1,296,000; additionally, the yield was favorably impacted by an increase in average volume of $130,234,000 contributing to a $1,758,000 increase in interest income.  The yield on loans was favorably impacted by increased rates in all loan categories except tax-exempt loans, contributing to a net $1,410,000 increase in interest income.  This was also favorably impacted by a $35,456,000 net increase in average volume, of which $80,201,000 was related to an increase in average commercial real estate loans, contributing $3,327,000 in interest income; partially offset by a decrease of $47,912,000 in commercial and industrial loans average balances, resulting in a decrease of $2,275,000 in interest income.  The yield on total average interest-bearing liabilities increased 21 basis points from 0.39% for 2021 to 0.60% for 2022.  The growth in loans and investment securities was funded by a $101,316,000, or 7.5%, increase in average total deposits and by a $14,218,000, or 19.8%, increase in short-term borrowings.  The average rate paid on interest-bearing deposits increased from 0.38% to 0.57% for the same time periods, respectively, contributing to an increase in interest expense of $2,489,000, and a $95,049,000 increase in average interest-bearing deposits resulting in additional interest expense of $189,000.  The average rate paid on short-term borrowings increased from 0.36% to 1.00% for the same time periods, respectively, contributing to an increase in interest expense of $552,000.

Loan and deposit growth was partially offset by the competitive local interest rate market for quality loans and deposits.  Net interest spread decreased 12 basis points to 2.58% for 2022 compared to 2.70% for 2021.

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

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2022			2021			2020
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Investment securities (AFS & Equities):
U.S. Treasury	$524	1.18%	$6	$—	0.00%	$—	$—	0.00%	$—
U.S. Government agencies	101,455	1.10	1,119	80,340	1.05	842	64,517	1.38	891
State and municipal	128,126	2.39	3,056	112,011	2.47	2,765	65,824	3.08	2,027
Mortgage-backed and CMOs	447,369	1.58	7,059	351,801	1.29	4,540	242,039	1.61	3,908
Corporate debt	6,673	4.37	291	7,291	4.01	292	7,450	3.69	275
Equities	12,011	3.32	399	14,481	3.02	437	11,076	3.54	392
Total investment securities (AFS & Equities)	696,158	1.71	11,930	565,924	1.57	8,876	390,906	1.92	7,493
Loans:
Commercial real estate	637,023	4.20	26,759	556,822	4.15	23,098	486,231	4.46	21,662
Residential real estate	104,397	3.34	3,484	95,241	3.41	3,244	77,077	3.79	2,922
Home equity loans	56,155	4.38	2,459	57,311	3.29	1,886	61,493	3.79	2,328
Commercial and industrial	145,579	5.10	7,432	193,491	4.75	9,189	205,566	4.02	8,273
Consumer loans	4,512	5.63	254	5,097	4.98	254	5,959	5.28	314
Tax-exempt loans	19,778	3.42	676	24,026	3.47	835	35,665	3.57	1,274
Total loans, net of unearned income*	967,444	4.24	41,064	931,988	4.13	38,506	871,991	4.22	36,773
Other earning assets	5,782	2.42	140	36,715	0.26	94	34,254	0.34	118
Total earning assets	1,669,384	3.18	53,134	1,534,627	3.09	47,476	1,297,151	3.42	44,384
Cash and due from banks	13,803			23,408			19,654
Allowance for loan losses	(11,287)			(11,157)			(10,443)
Other assets	38,549			38,749			37,622
Total assets	$1,710,449			$1,585,627			$1,343,984

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$345,054	0.27%	$933	$307,258	0.20%	$624	$252,050	0.26%	$668
Municipals	122,824	1.43	1,758	127,828	0.32	411	119,673	0.57	679
Money market	137,830	0.45	617	122,361	0.31	381	90,989	0.45	405
Savings	443,104	0.49	2,175	386,630	0.30	1,178	288,285	0.40	1,155
Time less than $100	91,216	0.79	723	98,986	0.93	921	113,647	1.41	1,599
Time $100 through $250	52,314	0.93	489	52,693	0.86	454	65,840	1.54	1,012
Time greater than $250	25,296	0.83	209	26,833	0.96	257	33,030	1.65	544
Total interest-bearing deposits	1,217,638	0.57	6,904	1,122,589	0.38	4,226	963,514	0.63	6,062
Short-term borrowings	85,876	1.00	861	71,658	0.36	258	51,745	0.48	247
Long-term debt	10,000	1.57	159	10,000	1.57	159	8,566	1.57	136
Total interest-bearing liabilities	1,313,514	0.60	7,924	1,204,247	0.39	4,643	1,023,825	0.63	6,445
Non-interest-bearing deposits	242,778			236,511			186,897
Other liabilities	8,069			9,545			9,472
Shareholders' equity	146,088			135,324			123,790
Total liabilities and shareholders' equity	$1,710,449			$1,585,627			$1,343,984
Net interest rate spread		2.58%			2.70%			2.79%
Margin/net interest income		2.71%	$45,210		2.79%	$42,833		2.92%	$37,939

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent.  Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2022 vs. 2021			2021 vs. 2020
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Investment securities (AFS & Equities):
U.S. Treasury	$6	$—	$6	$—	$—	$—
U.S. Government agencies	221	56	277	219	(268)	(49)
State and municipal	397	(106)	291	1,423	(685)	738
Mortgage-backed and CMOs	1,233	1,286	2,519	1,772	(1,140)	632
Corporate debt	(25)	24	(1)	(6)	23	17
Equities	(74)	36	(38)	120	(75)	45
Total investment securities (AFS & Equities)	1,758	1,296	3,054	3,528	(2,145)	1,383
Loans:
Commercial real estate	3,327	334	3,661	3,145	(1,709)	1,436
Residential real estate	311	(71)	240	689	(367)	322
Home equity loans	(38)	611	573	(159)	(283)	(442)
Commercial and industrial	(2,275)	518	(1,757)	(487)	1,403	916
Consumer loans	(29)	29	—	(45)	(15)	(60)
Tax-exempt loans	(148)	(11)	(159)	(416)	(23)	(439)
Total loans	1,148	1,410	2,558	2,727	(994)	1,733
Other earning assets	(79)	125	46	7	(31)	(24)
Total interest income	2,827	2,831	5,658	6,262	(3,170)	3,092
Interest expense:
Interest-bearing demand	77	232	309	146	(190)	(44)
Municipals	(16)	1,363	1,347	46	(314)	(268)
Money market	47	189	236	140	(164)	(24)
Savings	172	825	997	394	(371)	23
Time less than $100	(73)	(125)	(198)	(207)	(471)	(678)
Time $100 through $250	(3)	38	35	(203)	(355)	(558)
Time greater than $250	(15)	(33)	(48)	(101)	(186)	(287)
Total interest-bearing deposits	189	2,489	2,678	215	(2,051)	(1,836)
Short-term borrowings	51	552	603	95	(84)	11
Long-term debt	—	—	—	23	—	23
Total interest expense	240	3,041	3,281	333	(2,135)	(1,802)
Net interest income	$2,587	$(210)	$2,377	$5,929	$(1,035)	$4,894

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $5,658,000 to $53,134,000 for 2022, while total interest expense increased $3,281,000 to $7,924,000. Volume growth in earning assets contributed an additional $2,827,000 of interest income and interest rate increases contributed an additional $2,831,000 of interest income. Rate-related interest expense increased $3,041,000, while volume-related interest expense increased $240,000.

Investments

2022 versus 2021

Interest income on available-for-sale and equity investment securities increased $3,054,000 when comparing the two years. The increase in average balances contributed an additional $1,758,000 to interest income and the 14 basis-point increase in rate contributed $1,296,000 to interest income. The average yield on the available-for-sale and equity investment portfolio increased to 1.71% for 2022 compared to 1.57% for 2021.

Income on U.S. Government agency securities increased $277,000, due to a 5 basis-point increase in the yield from 1.05% for 2021 to 1.10% for 2022 and an increase in average balances totaling $21,115,000.  Most of the bonds in the agency portfolio have call features ranging from three months to three years, none of which were exercised during 2022.  QNB invested excess funds toward the end of 2021 to earn a higher rate than current available on interest-earning deposits.

Interest income on tax-exempt municipal securities increased $291,000.  Average balances, which increased $16,115,000, contributed $397,000 to interest income. The decrease in yield of eight basis points from 2.47% in 2021 to 2.39% in 2022 partially offset the increase in interest income by $106,000. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with less favorable tax-equivalent yields. Typically, QNB purchased municipal bonds with 10- to 15-year maturities with call dates between 2 and 5 years.   Future demand for tax-exempt municipal securities is uncertain, as the tax-equivalent yield could be less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (“GSE”) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs increased $2,519,000 due to a $95,568,000 increase in average balances and a 29 basis-point increase in rate from 1.29% for 2021 to 1.58% for 2022. This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. QNB invested excess funds toward the end of 2021 to earn a higher rate than current available on interest-earning deposits.

Income on corporate debt securities decreased $1,000 due to a decrease in average balances of $618,000 partially offset by an increase in yield from 4.01% for 2021 to 4.37% for 2022.

Excess cash at the holding company was invested in Treasury securities during 2022 adding $6,000 to interest income.

Dividend income on equities decreased $38,000 due to a decrease in average balances of $2,470,000, partially offset by an increase in yield of 30 basis points.

2021 versus 2020

Interest income on available-for-sale and equity investment securities increased $1,383,000 when comparing the two years. The increase in average balances contributed an additional $3,528,000 to interest income but was partially offset by $2,145,000 due to a 35 basis-point decrease in rates. The average yield on the available-for-sale and equity investment portfolio decreased to 1.57% for 2021 compared to 1.92% for 2020.

Income on U.S. Government agency securities decreased $49,000, due to a 33 basis-point decrease in the yield from 1.38% for 2020 to 1.05% for 2021, partially offset by an increase in average balances totaling $15,823,000.  Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised during 2021 as a result of the declining rates during the year; these bonds were replaced by lower-yielding securities.

Interest income on tax-exempt municipal securities increased $738,000.  Average balances, which increased $46,187,000, contributed $1,423,000 to interest income. The decrease in yield of 61 basis points from 3.08% in 2020 to 2.47% in 2021 partially offset the increase in interest income by $685,000.

Interest income on mortgage-backed securities and CMOs increased $632,000 due to a $109,762,000 increase in average balances, partially offset by a 32 basis-point decrease in rate from 1.61% for 2020 to 1.29% for 2021.

Income on corporate debt securities increased $17,000 due to an increase in yield from 3.69% for 2020 to 4.00% for 2021 partially offset by a decrease in average balances of $159,000.

Dividend income on equities increased $45,000 due to an increase in average balances of $3,405,000, partially offset by a decrease in yield of 52 basis points.

Loans

2022 versus 2021

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, hotels, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $3,661,000. The increase in average balances of $80,201,000, or 14.4%, contributed an increase in interest income of $3,327,000; the five basis-point increase in yield, from 4.15% in 2021 to 4.20% in 2022 contributes $334,000 to the increase in interest income.

Income on commercial and industrial loans, the second largest category, decreased $1,757,000 with average balances decreasing $47,912,000 resulting in a decrease to interest income of $2,275,000, partially offset by the positive impact from an increase in average yield of 35 basis points to 5.10% in 2022 from 4.75% in 2021, contributing to a $518,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.  Included in this category are the PPP loans which contributed $41,515,000 of the net volume decrease.  The PPP loans yield one percent to the customer; however, QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points, resulting in a yield of approximately 11.07% for 2022 compared to 7.48% for 2021.   Excluding the PPP loans, the yield on the commercial and industrial loans, the average yield increased 102 basis points to 4.62% in 2022 from 3.90% in 2021.

Tax-exempt loan income decreased $159,000 to $676,000 in 2022. When comparing the same periods, average balances decreased $4,248,000 to $19,778,000, which contributed a $148,000 decrease in interest income.  The average yield on the tax-exempt loan portfolio decreased from 3.47% for 2021 to 3.42% for 2022, resulting in a decrease in interest income of $11,000.

QNB strives to be the “local consumer lender of choice.” QNB continues to focus on its retail lending efforts by adding new product offerings and by marketing and promotion. Overall, retail lending balances increased $7,415,000 and interest income for retail lending increased $813,000 in 2022 compared with 2021, driven by a 33 basis-point decrease in yield.

Given the low yields on alternative investment securities, QNB retained certain fixed rate and hybrid adjustable-rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $9,156,000, or 9.6%, to $104,397,000 for 2022. The average yield on the residential real estate portfolio decreased seven basis points to 3.34% for 2022 compared to 3.41% for 2021. Overall, interest income for this segment grew $240,000 in 2022.

Income on home equity loans increased by $573,000 when comparing 2022 and 2021.  During 2022 and 2021, QNB offered attractive rates on both variable rate and fixed rate home equity loans.  Average balances in home equity loans decreased $1,156,000, or 2.0%, to $56,155,000 when comparing 2022 and 2021. The yield on the home equity portfolio increased 109 basis points to 4.38% when comparing the two years. The home values have continued to grow; therefore, we expect that the demand for home equity loans will continue.

Interest income on consumer loans remained flat.  Consumer loans at QNB experienced a decline in average balances in 2022 of $585,000, or 11.5%, led by a decline in installment loans and student loans. Installment loan average balances declined $357,000  and interest declined $14,000.  Student loan balances are no longer insured, and QNB ceased funding originations through its third-party provider during the second half of 2018; average balances decreased $283,000 and interest income increased $9,000 when comparing 2022 and 2021.

2021 versus 2020

Income on commercial real estate loans increased $1,436,000.  The increase in average balances of $70,591,000, or 14.5%, contributed an increase in interest income of $3,145,000; this was partially offset by the 31-basis point decrease in yield from 4.46% in 2020 to 4.15% in 2021 which, which resulted in a decrease of interest income of $1,709,000.

Income on commercial and industrial loans increased $916,000 with a positive impact from an increase in yield of 73 basis points to 4.75% in 2021 from 4.02% in 2020, contributing to a $1,403,000 increase in interest income. This was partially offset by a decrease in average commercial and industrial loans of $12,075,000, or 5.9%, to $193,491,000 for 2021, resulting in a $487,000 decrease in interest income.  Included in this category are the PPP loans which contributed $7,422,000 of the net volume decrease.  crease in average yield of 73 basis points to 4.75% in 2021 from 4.02% in 2020, contributing to a $1,403,000 increase in interest income. The PPP loans contributed 109 basis points to the increase in the average yield.

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

Average home equity loans balances decreased $4,182,000, or 6.8%, to $57,311,000 when comparing 2021 and 2020. The yield on the home equity portfolio decreased 50 basis points to 3.29% when comparing the two years.

Interest income on consumer loans decreased $60,000 primarily due to a $470,000 decrease in Student loans average balances.

Deposits and Borrowings

2022 versus 2021

Earning assets are funded primarily by deposits, which increased on average by $101,316,000, or 7.5%, to $1,460,416,000, when comparing 2022 and 2021. Total interest expense for 2022 was $7,924,000 compared with $4,643,000 for 2021, an increase of $3,281,000. Interest expense on total deposits increased $2,678,000 and interest expense on borrowed funds increased $603,000 when comparing the two years. The rate paid on interest-bearing deposits increased 19 basis points; the rate paid on borrowings increased 64 basis points, when comparing the two periods. Deposit and borrowing costs are expected to increase as the competition for deposits increases when rates rise.

Consistent with the past several years, the growth in deposits during 2022 was centered in accounts with greater liquidity. Average non-interest-bearing demand accounts increased $6,267,000, or 2.6%, to $242,778,000 for 2022; QNB has been successful in increasing business checking accounts. Average interest-bearing demand accounts increased $37,796,000, or 12.3%, to $345,054,000 for 2022 compared with 2021, with interest expense on interest-bearing demand accounts increasing $309,000 to $933,000 for 2022. The average rate paid increased seven basis points to 0.27% for 2022 compared to 0.20% for 2021. Interest-bearing business checking account average balances increased by $7,918,000, or 12.8%, and related interest expense increased $141,000, or 17 basis points in yield, when comparing the two years. Also included in this category is QNB-Rewards checking, a tiered-rate checking account product. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 debit card purchase transactions post and clear per statement cycle. If these qualifications are not met, the rate paid is 0.10%.  For 2022, the average balance in this product was $104,122,000 and the related interest expense was $366,000 for an average cost of funds of 0.35%. In comparison, the average balance in this product for 2021 was $96,522,000 and the related interest expense was $350,000 for an average cost of funds of 0.36%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the debit card. The average balance of other interest-bearing demand accounts included in this category increased from $148,969,000 for 2021 to $171,247,000 for 2022. The average rate paid on these balances was 0.05% in 2021 and 0.13% in 2022.

Average money market accounts increased $15,469,000, or 12.6%, to $137,830,000 for 2022 compared with 2021. Interest expense on money market accounts increased $236,000 to $617,000 for 2022 compared with 2021. The average interest rate paid on money market accounts was 0.45% for 2022, an increase of 14 basis points compared with 2021. The balances in this category primarily comprise Select money market accounts, a product that pays a tiered rate based on account balances. The balances remaining in these accounts for 2022 were primarily at higher-yielding tiers.

Interest expense on municipal interest-bearing demand accounts increased $1,347,000 to $1,758,000 for 2022. The average balance of municipal interest-bearing demand accounts decreased $5,004,000, or 3.9%, to $122,824,000 and the average interest rate paid on these accounts increased 111 basis points to 1.43% for 2022 from 0.32% for 2021. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.15% and 0.35%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

QNB’s online e-Savings product is the largest category of savings deposits and was created to compete with other online savings accounts.  Average e-Savings balances increased $45,577,000, or 15.7%, to $335,490,000 in 2022 compared with $289,913,000 in 2021.   The average cost of funds on these accounts was 0.59% for 2022 and 0.36% for 2021. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $10,897,000, or 11.3%, to $107,614,000. The average rate paid on total savings accounts was 0.49% for 2022, a 19 basis-point increase from 0.30% for 2021 and interest expense increased $997,000, to $2,175,000 from $1,178,000 over the same period.

Interest expense on time deposits decreased $211,000, to $1,421,000 in 2022, due to a decrease in average balances of $9,686,000 in 2022, to $168,826,000 and a seven basis-point decrease in yield, from 0.91% in 2021 to 0.84% in 2022.  Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. However, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $85,267,000, or 48.6%, in time deposits will reprice or mature over the next 12 months compared with 56.8% of the portfolio at December 31, 2021. The average rate paid on these time deposits is approximately 0.81%.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks with average balances in 2022 of $68,650,000 and $17,226,000, respectively. Interest expense on short-term borrowings increased by $603,000 to $861,000 when comparing the two years. During this period average balances of repurchase agreements decreased $2,817,000 with a 14 basis-point increase in average rate paid, resulting in an increase of cost of funds of $85,000.  The average balances of borrowings from correspondent banks increased $17,035,000 and the average rate paid increased 249 basis points, resulting in an increase in cost of funds of $518,000.

Average long-term debt was $10,000,000 with an average yield of 1.57%. The yield on interest-bearing liabilities increased 21 basis points to 0.60% for 2022.

2021 versus 2020

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

Average non-interest-bearing demand accounts increased $49,614,000, or 26.5%, to $236,511,000 for 2021; QNB has been successful in increasing both personal and business checking accounts. Average interest-bearing demand accounts increased $55,208,000, or 21.9%, to $307,258,000 for 2021 compared with 2020, with interest expense on interest-bearing demand accounts decreasing $44,000 to $624,000 for 2021. The average rate paid decreased six basis points to 0.20% for 2021 compared to 0.26% for 2020. Interest-bearing business checking account average balances increased by $7,025,000, or 12.8%, and related interest expense decreased $79,000, or 19 basis points in yield, when comparing the two years.  For 2021, the average balance QNB-Rewards checking was $96,522,000 and the related interest expense was $350,000 for an average cost of funds of 0.36%. In comparison, the average balance in this product for 2020 was $74,447,000 and the related interest expense was $325,000 for an average cost of funds of 0.44%. The average balance of other interest-bearing demand accounts included in this category increased from $122,861,000 for 2020 to $148,969,000 for 2021. The average rate paid on these balances was 0.05% for both years.

Average money market accounts increased $31,372,000, or 34.5%, to $122,361,000 for 2021 compared with 2020. Interest expense on money market accounts decreased $24,000 to $381,000 for 2021 compared with 2020. The average interest rate paid on money market accounts was 0.31% for 2021, a decrease of 14 basis points compared with 2020.

Online eSavings average balances increased $82,736,000, or 39.9%, to $289,913,000 in 2021 compared with $207,177,000 in 2020.   The average cost of funds on these accounts was 0.36% for 2021 and 0.50% for 2020. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $15,609,000, or 19.2%, to $96,717,000. The average rate paid on total savings accounts was 0.30% for 2021, a ten-basis point decrease from 0.40% for 2020 and interest expense increased $23,000, to $1,178,000 from $1,155,000 over the same period.

Interest expense on time deposits decreased $1,523,000, to $1,632,000 in 2021, due to a 57-basis point decrease in yield, from 1.48% in 2020 to 0.91% in 2021.  The decrease in average balances was $34,005,000 in 2021, to $178,512,000.

Short-term borrowing average balances in 2021 comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from correspondent banks of $71,467,000 and $191,000, respectively. Interest expense on short-term borrowings increased by $11,000 to $258,000 when comparing the two years. During this period average balances of repurchase agreements increased $21,460,000 with a seven-basis point decrease in average rate paid, resulting in an increase of cost of funds of $43,000.  The average balances of borrowings from correspondent banks declined $1,547,000 and the average rate paid decreased 138 basis points, resulting in a decrease in cost of funds of $32,000.

Average long-term debt was $10,000,000 with an average yield of 1.57%.  The yield on interest-bearing liabilities decreased 24 basis points to 0.39% for 2021.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a reversal of the provision for loan losses of $850,000 for the twelve months ended December 31, 2022 compared to a provision for loan losses of $458,000 and $1,250,000 for the twelve-month periods ended December 31, 2021 and 2020, respectively.  Net loan recoveries were $197,000, or 0.02% of total average loans for 2022 compared with net charge-offs of $100,000, or 0.01% of total average loans for 2021 and $311,000, or 0.04% of total average loans in 2020. The majority of the commercial loans charged off during 2021 and 2020 had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loans. The majority of the recoveries during 2022, were on these previously charged off commercial loans.  Deterioration in credit quality or significant growth in the loan portfolio may result in a higher provision for loan losses in 2023.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
Fees for services to customers	$1,614	$1,326	$1,315	$288	$11	21.7%	0.8%
ATM and debit card	2,719	2,682	2,195	37	487	1.4	22.2
Retail brokerage and advisory	788	786	581	2	205	0.3	35.3
Bank-owned life insurance	361	497	294	(136)	203	-27.4	69.0
Merchant	394	451	417	(57)	34	-12.6	8.2
Net gain (loss) on sale of investment securities	266	1,806	609	(1,540)	1,197	-85.3	196.6
Unrealized gain (loss) on investment equity securities	(1,026)	926	(47)	(1,952)	973	-210.8	N/M
Net gain on sale of loans	6	595	1,724	(589)	(1,129)	-99.0	-65.5
Other	609	712	514	(103)	198	-14.5	38.5
Total	$5,731	$9,781	$7,602	$(4,050)	$2,179	-41.4%	28.7%

N/M - Not Meaningful

2022 versus 2021

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and debit card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $5,731,000 in 2022 compared with $9,781,000 in 2021, a decrease of $4,050,000.   Excluding the unrealized (losses)gains on equity securities, gains(losses) on sales of investment securities and gains on sales of loans, noninterest income was $6,485,000 in 2022 compared to $6,454,000 in 2021, an increase of $31,000.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,614,000 for 2022, an increase of $288,000 from 2021. Overdraft income, which represented approximately 78% and 72% of total fees for services to customers in 2022 and 2021, respectively, increased by $312,000, or 32.8%, when comparing 2022 to 2021. The increase in overdraft income primarily reflects an increase in the number of overdraft occurrences.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $2,719,000 in 2022, an increase of $37,000, or 1.4%, from the amount recorded in 2021. Debit card interchange income increased $44,000, or 1.7%, to $2,664,000 in 2022, while ATM surcharge income and monthly card fees income decreased $7,000 to $55,000. The growth in checking accounts and card usage contributed to the increase in debit card income, including the QNB Rewards checking product, a tiered-rate checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

QNB provides securities and advisory services under the name QNB Financial Services through an independent third-party registered Broker/Dealer and Registered Investment Advisor. QNB terminated its contract with its third-party broker-dealer effective August 1, 2018 and entered into a similar arrangement with another third-party provider. QNB Financial Services finalized the transferring of accounts to the new provider’s platform during 2019. QNB receives a percentage of the revenue generated but is responsible for salaries and expenses of advisors who are QNB employees.  Retail brokerage and advisory revenue was $788,000 for 2022 compared with $786,000 for 2021, an increase of $2,000, or 0.3%.  Advisory fees increased $31,000 comparing 2022 to 2021.  Sales in front-loaded products, such as annuities and alternative investments (which include private equity, hedge funds, managed futures, real estate

“REITs”, commodities and derivatives contracts) and trailing income related to these decreased $29,000 in 2022 over 2021. In 2022, the net income provided by QNB Financial Services was $210,000, compared with $206,000 in net income for 2021.

Income on bank-owned life insurance (“BOLI”) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which limit how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2022 was $361,000 compared to $497,000 for 2021; included in these numbers was a life insurance benefit of $46,000 realized during 2022 and a benefit of $193,000 realized during 2021.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $394,000 for 2022, a decrease of $57,000, or 12.6%, from the amount reported in 2021. The decrease in merchant income is primarily a result of decreased usage.

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

Net gains on sales of investment securities decreased $1,540,000 to a net gain of $266,000 for the year ended December 31, 2022, compared with a net gain of $1,806,000 for the year ended December 31, 2021, primarily due to market conditions which resulted in greater opportunities for profitable sales in 2021 compared with 2022. Gains from equity securities were $405,000 in 2022 compared to gains of $1,788,000 in 2021. Net losses/gains on the sale of fixed income securities were a net loss of $139,000 for 2022 compared to a net gain of $18,000 for 2021. Unrealized losses/gains on equity securities were unrealized losses of $1,026,000 recorded during 2022 compared to unrealized gains of $926,000 during 2021.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $6,000 and $595,000 for 2022 and 2021, respectively. Mortgage financing activity was greater in 2021, as an improvement in rates prompted borrowers to purchase. Proceeds from the sale of residential mortgages were $304,000 and $16,773,000 for the years ended December 31, 2022 and 2021, respectively. Included in the gains on the sale of residential mortgages in 2022 and 2021 are $2,000 and $122,000, respectively, related to the recognition of mortgage servicing assets.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $143,000 for 2022 and $102,000 for 2021 is included in other non-interest income.

Other non-interest income, excluding mortgage servicing income, was $466,000 for 2022, a decrease of $144,000 from the amount recorded in 2021. Other non-interest income included broker-dealer conversion costs reimbursements of $39,000 and $55,000 for 2022 and 2021, respectively. Other non-interest income included $37,000 in an anti-trust settlement in 2021. Title company income decreased $83,000 and letter of credit fees decreased $30,000 when comparing 2022 to 2021.

2021 versus 2020

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

BOLI income during 2021 was $497,000 compared to $294,000 for 2020; there was a life insurance benefit of $193,000 realized during 2021.

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

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
Salaries and employee benefits	$17,306	$17,453	$16,541	$(147)	$912	-0.8%	5.5%
Net occupancy	2,195	2,228	2,164	(33)	64	-1.5	3.0
Furniture and equipment	2,917	2,787	2,750	130	37	4.7	1.3
Marketing	870	922	876	(52)	46	-5.6	5.3
Third party services	2,474	2,160	1,923	314	237	14.5	12.3
Telephone, postage and supplies	748	715	736	33	(21)	4.6	-2.9
State taxes	1,004	1,013	887	(9)	126	-0.9	14.2
FDIC insurance premiums	768	793	569	(25)	224	-3.2	39.4
Other	3,210	2,926	2,509	284	417	9.7	16.6
Total	$31,492	$30,997	$28,955	$495	$2,042	1.6%	7.1%

2022 versus 2021

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $31,492,000 in 2022, an increase of $495,000, or 1.6%, from the $30,997,000 in 2021. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue (tax-equivalent net interest income plus non-interest income). QNB’s efficiency ratios for 2022, 2021 and 2020 were 61.8%, 58.9%, and 63.6%, respectively.  The unfavorable increase in the 2022 efficiency ratio is primarily due to a reduction in tax-equivalent non-interest income of $4,050,000 in 2022 over 2021, partially offset by an increase in tax-equivalent interest income of $2,377,000 over the same period.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2022 was $17,306,000, a decrease of $147,000 compared with $17,453,000 reported in 2021. Salary expense and related payroll taxes for 2022 was $14,739,000, an increase of $35,000 compared with $14,704,000 reported in 2021. Included in salary expense in 2022 was incentive compensation plus related payroll taxes of $607,000, a $575,000 decrease over incentive compensation in 2021. Benefit expense for 2022 was $2,567,000, a decline of $182,000, or 6.6%, from the amount recorded in 2021.  Medical premiums decreased

$235,000 primarily due to a reduction in claims.  Retirement plan matching and safe harbor increased $15,000 compared to 2021. QNB utilized unvested forfeited 401(k) contributions to offset retirement plan matching in 2022 and 2021.

Net occupancy and furniture and equipment expense increased $97,000, to $5,112,000 when comparing 2022 to 2021, due primarily to increased software maintenance.

Marketing expense was $870,000 for 2022, a $52,000 decrease from the expense recorded in 2021. Advertising and sales promotions costs decreased $40,000.  QNB’s contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves are included in public relations expense which decreased $9,000 in 2022.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services increased $314,000; QNB incurred additional legal, consulting and other third-party services to implement core-processing software.

Telephone, postage and supplies expense increased $33,000 to $748,000 in 2022 compared with 2021, primarily due to higher transportation costs for supplies and mail delivery services.

The premium assessment formula for small institutions is based on asset growth and related risk assumptions determined by the FDIC as well as capital. Small institutions, for FDIC premium assessments purposes, are defined as those with total consolidated assets less than $10 billion.  FDIC insurance premium expense decreased $25,000 in 2022.

State tax expense represents the payment of the Pennsylvania Shares Tax and Pennsylvania sales and use tax. State tax expense was $1,004,000 and $1,013,000 for the years 2022 and 2021, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank.  The decrease in Pennsylvania Shares Tax is a result of a lower apportionment factor in Pennsylvania.

Other operating expenses for the twelve months ended December 31, 2022 increased $284,000, or 9.7%.  Checkcard expense increased $114,000 and employee travel, training, entertainment and membership fees collectively increased $100,000 as in-person events opened after the Covid-19 pandemic.

2021 versus 2020

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

Marketing expense was $922,000 for 2021, a $46,000 increase from the expense recorded in 2020. QNB’s contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves are included in public relations expense which increased $45,000 in 2021; many of these events were cancelled or postponed in 2020 due to the COVID-19 Pandemic..

Third party services increased $237,000; QNB incurred additional legal, consulting and other third-party services to implement a new retail loan software.

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

Income Taxes

Applicable income tax expense and effective tax rates were $3,665,000, or 18.7% for 2022, $3,961,000, or 19.4% for 2021 and $2,562,000, or 17.5% for 2020. The primary reason for the decreased effective tax rate for 2022 over 2021 was due to the state taxes on the realized gains on equity sales securities in 2021.  The primary reason for the increased effective tax rate for 2021 over 2020 2020 was due to the state taxes on the realized gains on equity sales securities in 2021.

QNB expects the effective tax rate in 2023 to be less than the 21% corporate rate, due to its holdings of tax-free assets, including municipal bonds, municipal loans, and life insurance contracts.  For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2022	2021	Amount	Percent
Cash and cash equivalents	$15,899	$13,390	$2,509	18.7%
Investment securities AFS	546,525	692,360	(145,835)	-21.1
Investment equity securities	12,056	12,410	(354)	-2.9
Restricted investment in bank stocks	5,193	1,329	3,864	290.7
Loans receivable	1,039,385	926,470	112,915	12.2
Allowance for loan losses	(10,531)	(11,184)	653	5.8
Premises and equipment, net	15,463	16,540	(1,077)	-6.5
Bank-owned life insurance	11,625	11,497	128	1.1
Accrued interest receivable	5,038	4,104	934	22.8
Other assets	27,844	6,424	21,420	333.4
Total assets	$1,668,497	$1,673,340	$(4,843)	-0.3%

Cash and interest-earning deposits

Total cash and cash equivalents increased $2,509,000 to $15,899,000 at December 31, 2022 from $13,390,000 at December 31, 2021. QNB had interest-bearing balances at the Federal Reserve Bank of $880,000 compared with $2,931,000 and interest-bearing balances in a brokerage account of $353,000 compared with $1,234,000 at December 31, 2022 and December 31, 2021, respectively. Net cash was provided by both operating and financing activities. The maturity, prepayment and sales of investment securities, proceeds received from deposit growth and proceeds from short-term borrowings more than offset loan growth and the purchases of investment securities.

Investment Securities and Other Short-Term Investments

At December 31, 2022 and 2021, QNB had no Federal funds sold.

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

Investment Portfolio History
December 31,	2022	2021	2020
Investment Securities Available-for-Sale
U.S. Treasuries	$301	$—	$—
U.S. Government agency	86,709	97,499	69,776
State and municipal	95,367	131,035	87,812
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	256,161	329,938	175,847
Collateralized mortgage obligations (CMOs)	101,672	127,012	94,948
Corporate debt	6,315	6,876	7,263
Total investment securities available-for-sale	$546,525	$692,360	$435,646
Equity Investments
Equity	$12,056	$12,410	$12,849
Total equity investments	$12,056	$12,410	$12,849
Total investment securities	$558,581	$704,770	$448,495

Investments Available-For-Sale Debt Securities

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2022, the fair value of investment debt securities available-for-sale was $546,525,000, or $102,692,000 less the amortized cost of $649,217,000. This compares to a fair value of $692,360,000, or $4,734,000 less the amortized cost of $697,094,000, at December 31, 2021. The available-for-sale portfolio had a weighted average maturity of approximately 7.2 years at December 31, 2022 and 5.7 years at December 31, 2021. The weighted average tax-equivalent yield was 1.68% and 1.56% at December 31, 2022 and 2021, respectively.

At December 31, 2022, approximately 81% of QNB’s investment securities available-for-sale were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2022, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk.  The decrease of the investment portfolio as a percent of total assets in 2022 is due to a decrease in the fair value and loan growth. During 2022, $35,001,000 of investment securities available-for-sale were purchased compared with $385,926,000 during 2021.  Proceeds from the sale of investment securities available-for-sale were $7,551,000 during 2022 compared with $282,000 during 2021.  In addition to the proceeds from the sale of investment securities available-for-sale, proceeds from maturities, calls and prepayments were $72,965,000 in 2022 compared with $113,911,000 in 2021.

Treasury securities had a fair value of $301,000 at December 31, 2022 compared to no balances at December 31, 2021.  Excess cash at the holding company was invested in short-term Treasury securities in 2022.

The balance of U.S. Government agency securities decreased $10,790,000 to $86,709,000 at December 31, 2022 and represents 15.9% of the available-for-sale investment portfolio, compared with 14.1% at December 31, 2021. U.S. Government agency issued CMO and MBS balances decreased $99,117,000 to $357,833,000 and represents 65.5% of the available-for-sale portfolio compared with 66.0% at December 31, 2021. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities decreased $35,668,000 to $95,367,000 at December 31, 2022, representing 17.4% of the available-for-sale portfolio compared with 18.9% at December 31, 2021. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases in addition to the bond rating of the issuer or the rating of bond insurer, if present. Eight bonds were purchased with a book value of $4,627,000; 20 bonds with a book value of $7,865,000 were called or matured in 2022; and 20 bonds with a book value of $7,387,0000 were sold in 2022.

QNB owns one collateralized debt obligations (“CDO”) in the form of a pooled trust preferred security and is included in the Corporate debt category. The security is comprised of securities issued by banks or bank holding companies. QNB owns the mezzanine tranche of this security. The security is structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches.  The trust preferred security the Bank continues to hold has a carrying balance of $53,000 at December 31, 2022 and represents the senior-most obligation of the trust.  There was no credit-related other-than-temporary impairment charge during 2022, 2021 or 2020.  Future estimates of fair value of the remaining security could require recording additional OTTI charges through earnings. For additional detail on these securities see Note 17 of the Notes to Consolidated Financial Statements.

The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for MBS and CMOs, which are based on estimated average life. The maturity of the portfolio could become shorter if interest rates decline and prepayments on MBS and CMOs increase or securities are called. However, the estimated average life could lengthen if interest rates were to increase and principal payments on MBS and CMOs slowed or securities anticipated to be called extend past their call date.

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2022	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Treasuries
Fair value	$301	$—	$—	$—	$301
Weighted average yield	1.34%	—	—	—	1.34%
U.S. Government agency:
Fair value	—	$23,420	$63,289	—	$86,709
Weighted average yield	—	0.76%	1.23%	—	1.10%
State and municipal:
Fair value	—	1,464	15,535	78,368	95,367
Weighted average yield	—	3.45%	2.76%	2.11%	2.24%
Mortgage-backed:
Fair value	1	48,304	207,856	—	256,161
Weighted average yield	2.79%	1.68%	1.59%	—	1.61%
Collateralized mortgage obligations (CMOs):
Fair value	187	19,804	81,681	—	101,672
Weighted average yield	2.23%	1.87%	1.60%	—	1.65%
Corporate debt:
Fair value	—	1,957	4,358	—	6,315
Weighted average yield	—	2.30%	5.36%	—	4.41%
Total fair value	$489	$94,949	$372,719	$78,368	$546,525
Weighted average yield	1.68%	1.53%	1.62%	2.11%	1.68%

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

Investments in Equity Securities

Equity securities decreased $354,000 to $12,056,000 at December 31, 2022 from $12,410,000 at December 31, 2021.  QNB sold $1,594,000 in equity securities for a net gain of $405,000 and purchased $1,860,000 in equities during 2022.

Increases and decreases in the fair value of equity securities were recognized in net income,  At December 31, 2022, the fair value of the equity securities was $12,056,000, or $35,000 below the cost of $12,091,000 compared to $12,410,000, or $991,000 above the cost of $11,419,000 at December 31, 2021.

The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 3.32%.  The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2012 through December 31, 2022 is $2.39 per diluted share.  Details of the equity portfolio’s contribution to net income is detailed in the following table.

Net Income (Expense) on Equity Securities	For the Year Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022
Equity Securities:
Tax-equivalent dividends*	$244	$233	$249	$300	$274	$392	$437	$399
Net gain (loss) on sales	691	758	1,557	(79)	1,781	585	1,788	405
OTTI	(55)	(192)	(80)	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	N/A	(336)	770	(47)	926	(1,026)
Tax-equivalent income before tax	880	799	1,726	(115)	2,825	930	3,151	(222)
Tax expense (benefit)*	357	324	701	(33)	816	269	910	(64)
Net income	$523	$475	$1,025	$(82)	$2,009	$661	$2,241	$(158)

Earnings per share - basic	$0.16	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)
Earnings per share - diluted	0.16	0.14	0.30	(0.02)	0.57	0.19	0.63	(0.04)
Tax-equivalent yield	3.35%	3.13%	3.49%	3.08%	3.31%	3.54%	3.02%	3.32%

*Based on Federal tax rates of 34% for the 2015 and 2016 periods and 21% for the 2017, 2018, 2019, 2020, 2021 and 2022 periods.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. Other than disclosed in the forthcoming Loan Portfolio Table, at December 31, 2022, there was a concentration of loans to lessors of residential buildings and dwellings of 20.0% of total loans and to lessors of nonresidential buildings of 22.5% of total loans, compared with 18.0% and 24.2% of total loans, respectively, at December 31, 2021. These concentrations were primarily within the commercial real estate categories.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, qualifying originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity decreased in 2022 with $298,000 in residential mortgages originated for sale during 2022, compared with $4,892,000 for 2021. There were no in residential mortgage loans held-for-sale at December 31, 2022 or at December 31, 2021. Loan held for sale are carried at the lower of aggregate cost or market.

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

Under the CARES Act, enacted on March 27, 2020, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. QNB had modified a total 305 commercial loans or $160,676,000 and 61 retail loans or $8,808,000 during 2020 due to COVID-19.  As of December 31, 2022, QNB had no modifications    related to the COVID-19 Pandemic.   QNB will continue to work with our borrowers during this difficult time.  During 2020, the Bank originated $82,475,000 in PPP loans, enabling 660 businesses to maintain their payrolls and stay in operation.  At December 31, 2020, QNB had 556 PPP loans totaling $72,821,000 reported in commercial and industrial loans.  At December 31, 2021 there were 16 loans remaining outstanding under the 2020 originated PPP loans totaling $806,000 and related net originations fees were $11,000 which are recognized in interest income as a yield adjustment over the term of the loans.  At December 31, 2022 there were three loans remaining outstanding under the 2020 originated PPP loans totaling $329,000 and related net originations fees were $1,000.

Under the Economic Aid Act, enacted on December 27, 2020,  QNB originated additional first draw PPP loans and second draw PPP loans during 2021.  QNB closed 315 loans totaling $35,021,000, including first draw loans of $2,781,000 and second draw loans of $32.241.000.  There were 82 loans totaling $13,521,000 outstanding at December 31, 2021 and one loan totaling $2,000,000 at

December 31, 2022.   QNB received origination fees from the SBA ranging from a flat fee of $2,500 to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.  Net unearned fees and costs on these PPP loans was $471,000 at December 31, 2021 and $38,000 at December 31, 2022.  The PPP loans are 100% guaranteed by the SBA.

Excluding PPP loans net of deferred fees at December 31, 2022 and December 31, 2021, loans receivable would have increased $124,470,000, or 13.6% since year-end 2021 and $63,678,000, or 7.5% comparing year-end 2021 to year-end 2020.

Total loan receivables at December 31, 2022 were $1,039,385,000, an increase of $112,915,000, or 12.2%, from December 31, 2021. A key financial ratio, loans to deposits was 73.3% at December 31, 2022, compared with 63.9% at December 31, 2021.  QNB continues to be committed to make loans available to credit worthy consumers and businesses.

Loan Portfolio
December 31,	2022	2021	2020	2019	2018
Commercial:
Commercial and industrial	$160,875	$148,610	$227,431	$168,031	$162,452
Construction	62,955	55,855	57,594	56,209	50,135
Secured by commercial real estate	518,070	451,404	377,586	336,050	308,590
Secured by residential real estate	103,419	84,741	81,897	72,443	68,581
State and political subdivisions	20,971	19,775	25,302	38,376	43,737
Retail:
1-4 family residential mortgages	105,654	100,281	82,739	69,469	67,453
Home equity loans and lines	63,580	61,782	63,943	73,311	77,475
Consumer	4,113	4,699	5,364	6,530	6,785
Total loans	1,039,637	927,147	921,856	820,419	785,208
Net unearned costs (fees)	(252)	(677)	(1,814)	197	240
Loans receivable	$1,039,385	$926,470	$920,042	$820,616	$785,448

Loan Maturities and Interest Sensitivity
						Loans due after one year
December 31, 2022	One year or less	After one year through five years	After five through 15 years	After 15 years	Total	With fixed predetermined interest rate	With variable or adjustable interest rates
Commercial:
Commercial and industrial	$102,133	$40,841	$17,133	$768	$160,875	$35,301	$23,441
Construction	17,267	12,998	4,114	28,576	62,955	1,571	44,117
Secured by commercial real estate	12,626	27,096	166,917	311,431	518,070	41,674	463,770
Secured by residential real estate	1,411	3,145	29,868	68,995	103,419	2,821	99,187
State and political subdivisions	—	1,145	15,199	4,627	20,971	1,306	19,665
Retail:
1-4 family residential mortgages	130	701	14,091	90,732	105,654	43,701	61,823
Home equity loans and lines	5,240	2,743	17,041	38,556	63,580	21,337	37,003
Consumer	396	1,450	653	1,614	4,113	1,767	1,950
Total	$139,203	$90,119	$265,016	$545,299	$1,039,637	$149,478	$750,956

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The Allowance for Loan Losses Allocation table on Page 39 shows the percentage composition of the loan portfolio over the past five years. There was little change in the composition of the portfolio between the periods ended December 31, 2022 and 2021. Loans secured by commercial real estate remained the largest sector of the portfolio amounting to 49.8% and 48.7% of the portfolio at December 31, 2022 and December 31, 2021, respectively, as the balances in this sector grew by $66,666,000, or 14.8%, from $431,404,000 at December 31, 2021 to $518,070,000 at December 31, 2022. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitality properties, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had no charge-offs in this category in 2022, 2021 or 2020.

Commercial loans secured by residential real estate increased by $18,678,000, or 22.0%, to $103,419,000 at December 31, 2022 and at 9.9% represent a slightly higher share of the overall portfolio than the 9.2% at December 31, 2021. Some of the properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value in prior years. Non-accrual commercial loans secured by residential real estate were $285,000, $391,000, and $875,000 at December 31, 2022, 2021, and 2020, respectively.  Charge-offs in this category have significantly decreased over the past three years. Net recoveries of $45,000 in 2022, compared to net charge-off of $17,000 in 2021 and net recoveries of $68,000 in 2020.  In 2022, $41,000 in net recoveries were on out-of-market properties compared with $23,000 of the net charge-offs in 2021 and $64,000 of the net recoveries in 2020.

Commercial and industrial loans, the second largest sector of the portfolio, experienced an increase in balances of $12,265,000, or 8.3%, to $160,875,000 at December 31, 2022. This followed a decline in this category of $78,821,000, or 34.7%, in 2021. Excluding PPP loans, commercial and industrial loans increased $24,263,000, or 18.1%, in 2022 and increased $49,069,000, or 7.0%, in 2021. Commercial and industrial loans represented 15.5% of the portfolio at year-end 2022 compared with 16.0% at December 31, 2021. Excluding PPP loans, commercial and industrial loans represented 15.3% of the portfolio at year-end 2022 compared to 14.7% of the portfolio at year-end 2021. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or are unsecured.  During 2022, nonaccrual commercial and industrial loan balances decreased $1,794,000 to $1,575,000, the majority of which is due to paydowns of $1,811,000. During 2021, nonaccrual commercial and industrial loan balances decreased $998,000 to $3,369,000, the majority of which is due to paydowns of $998,000. During 2020, nonaccrual commercial and industrial loan balances decreased $1,534,000 to $4,367,000, the majority of which is due to paydowns of $1,270,000 and the partial charge-off of three credits totaling of $263,000. In 2021, 2020 and 2019, there were charge-off of $0, $268,000 and $207,000, respectively.

Construction loans increased 12.7% to $62,955,000, or 6.1% of the portfolio at December 31, 2022, from $55,855,000, or 6.0% of the portfolio at December 31, 2021. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete, the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. There were no charge-offs in the construction loan portfolio since 2011, and no construction loans on non-accrual since 2014.

Loans to state and political subdivisions increased $1,196,000, or 2.9%, to $20,971,000 at December 31, 2022 from $19,775,000 at December 31, 2021. This sector decreased to 2.0% of the total loan portfolio at December 31, 2022 from 2.1% at December 31, 2021. Many municipalities, counties and school districts refinanced their existing bonds or bank debt due to rate.  The decrease in 2021 in the above table was primarily due to one relationship lost during the end of 2021.

Residential mortgage loans secured by first lien balances increased by $5,373,000, or 5.4%, to $105,654,000 at December 31, 2022. This followed an increase of $17,542,000, or 21.2%, to $100,281,000, between December 31, 2020 and December 31, 2021.  In 2022 and 2021, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

Balances in home equity loans and lines increased $1,798,000, or 2.9%, to $63,580,000 at December 31, 2022. During 2022, QNB continued to offer very attractive rates on both variable and fixed rate home equity loans and lines. These attractive rates, along with excellent customer service, including quick turnaround time, resulted in new originations in home equity loans, however, paydowns and refinancing into mortgage loans contributed to the decline. QNB expects demand for home equity loans will increase as rates normalize and debt consolidation into mortgage loans decline.

Consumer loan balances decreased $586,000 to $4,113,000 at December 31, 2022. In 2013, QNB reentered the private student loan market through a relationship with a third party. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. As of December 31, 2022 the balance of student loans was $2,180,000, a decrease of $256,000 compared with December 31, 2021.  Student loan balances will decline, as their balances are no longer insured, and QNB ceased funding originations through the third party during 2019 and forward.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets.  Non-performing assets totaled $9,121,000, or 0.55% of total assets at December 31, 2022, a $2,551,000 decrease over the $11,672,000, or 0.70% of total assets at December 31, 2021.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $9,121,000, or 0.88% of total loans receivable at December 31, 2022 compared with

$11,672,000, or 1.26% of total loans receivable at December 31, 2021. Loans on non-accrual status were $4,820,000 at December 31, 2022 compared $7,530,000 at December 31, 2021. The decrease was primarily due to paydowns of $2,288,000, net charge-offs of $66,000 and loans returned to accruing of $519,000; partially offset by $163,000 being placed on nonaccrual of which $138,000 were due to retail relationships.  Specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2022, $3,345,000, or approximately 71% of the loans classified as non-accrual, are current or past due less than 30 days.

QNB had no loans 90 days or more past due and still accruing at December 31, 2022 or at December 31, 2021. Total loans that are 30 days or more past due decreased $1,804,000 to $2,439,000, representing 0.23% of total loans at December 31, 2022 compared with $4,243,000 and 0.46% of total loans at December 31, 2021. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans, totaled $4,301,000 and $4,142,000 at December 31, 2022 and 2021, respectively.

QNB held no OREO at December 31, 2022 or 2021.  There were no repossessed assets as of December 31, 2022 or 2021.

Non-Performing Assets
December 31,	2022	2021	2020	2019	2018
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—
Secured by residential real estate	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Indirect lease financing	—	—	—	—	—
Retail:	—	—	—	—	—
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—
Consumer	—	—	—	—	—
Total loans past due 90 days or more and accruing	—	—	—	—	—

Non-accrual loans
Commercial:
Commercial and industrial	1,575	3,369	4,367	5,901	3,179
Construction	—	—	—	—	—
Secured by commercial real estate	2,031	2,279	2,905	3,640	1,965
Secured by residential real estate	289	391	875	851	1,102
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	461	721	636	636	940
Home equity loans and lines	402	680	752	537	166
Consumer	62	90	105	139	126
Total non-accrual loans	4,820	7,530	9,640	11,704	7,478

Troubled debt restructured loans, not included above	4,301	4,142	4,469	4,760	2,160
Total non-performing assets	$9,121	$11,672	$14,109	$16,464	$9,638
Total non-performing assets as a percent of total assets	0.55%	0.70%	0.98%	1.34%	0.82%
Nonaccrual loans to total loans	0.88	1.26	1.53	2.01	1.23

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans, management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At December 31, 2022, substandard or doubtful loans totaled $13,684,000, a decrease of $4,847,000, or 26.6%, from the $18,531,000, reported as of December 31, 2021.

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

Economic conditions, nationally and in QNB’s market, improved in 2022 and asset quality remained strong. The allowance level stated as a percent of loans receivable decreased from 1.21% at December 31, 2021 to 1.01% at December 31, 2022.  Excluding PPP loans, the allowance level stated as a percent of loans receivable was 1.23% at December 31, 2021 and 1.02% at December 31, 2022.  PPP loans are 100% guaranteed by the SBA.   The allowance for loan losses decreased to $10,531,000 at year-end 2022 from $11,184,000 at year-end 2021, due to the decrease in non-performing assets loans and improvements in credit quality.

Allowance for Loan Losses Allocation
December 31,	2022		2021		2020		2019		2018
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$1,316	15.5%	$3,368	16.0%	$4,050	24.7%	$4,689	20.5%	$3,092	20.7%
Construction	755	6.1	363	6.0	346	6.2	590	6.8	551	6.4
Secured by commercial real estate	5,002	49.8	4,280	48.7	3,736	41.0	2,519	41.0	2,824	39.3
Secured by residential real estate	1,240	9.9	1,035	9.2	871	8.9	629	8.8	754	8.7
State and political subdivisions	94	2.0	69	2.1	89	2.7	115	4.7	153	5.6
Retail:
1-4 family residential mortgages	683	10.2	646	10.8	533	9.0	549	8.5	497	8.6
Home equity loans and lines	437	6.1	376	6.7	386	6.9	310	8.9	338	9.9
Consumer	502	0.4	542	0.5	265	0.6	230	0.8	164	0.8
Unallocated	502		505		550		256		461
Total	$10,531	100.0%	$11,184	100.0%	$10,826	100.0%	$9,887	100.0%	$8,834	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2022 and 2021, the recorded investment in loans for which impairment has been identified totaled $9,567,000 and $12,192,000, respectively, of which $4,943,000 and $4,633,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,624,000 and $7,559,000 at December 31, 2022 and 2021, respectively. At December 31, 2022 and

2021, the related allowance for loan losses associated with these loans was $696,000 and $2,873,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Loan Losses
	2022	2021	2020	2019	2018
Allowance for loan losses:
Balance, January 1	$11,184	$10,826	$9,887	$8,834	$7,841

Charge-offs
Commercial:
Commercial and industrial	38	—	268	207	—
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	—	—	—
Secured by residential real estate	—	38	—	51	77
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	1
Home equity loans and lines	—	49	—	17	84
Consumer	158	176	282	197	112
Total charge-offs	196	263	550	472	274
Recoveries
Commercial:
Commercial and industrial	306	92	40	33	40
Construction	—	—	—	—	—
Secured by commercial real estate	—	—	12	10	23
Secured by residential real estate	45	21	68	123	27
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Home equity loans and lines	6	7	41	15	13
Consumer	36	43	78	44	34
Total recoveries	393	163	239	225	137
Net charge-offs	197	(100)	(311)	(247)	(137)
Provision for loan losses	(850)	458	1,250	1,300	1,130
Balance, December 31	$10,531	$11,184	$10,826	$9,887	$8,834

Total loans (excluding loans held-for-sale)
Average	$967,438	$928,017	$868,461	$811,413	$766,692
Year-end	1,039,385	926,470	920,042	820,616	785,448

Ratios:
Net charge-offs to:
Average loans	-0.02%	0.01%	0.04%	0.03%	0.02%
Loans at year-end	-0.02	0.01	0.03	0.03	0.02
Allowance for loan losses	-1.87	0.89	2.87	2.50	1.55
Provision for loan losses	23.18	21.83	24.88	19.00	12.12

Allowance for loan losses to:
Average loans	1.09%	1.35%	1.25%	1.22%	1.22%
Loans at year-end	1.01	1.21	1.18	1.20	1.12
Nonaccrual loans	218.49	148.53	112.30	84.48	118.13

QNB had net loan recoveries of $197,000, or 0.02% of average loans for 2022 compared to net charge-off of $100,000, or 0.01% of average loans for 2021 and $311,000, or 0.04% of average loans for 2020. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loan.  The increase in commercial and industrial charge-offs in 2020 and 2019 was primarily related to a single relationship.

Management believes the allowance for loan losses of $10,531,000 is adequate as of December 31, 2022, in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment includes a right-of-use asset of $2,909,000 and $3,423,000 at December 31, 2022 and December 31, 2022 respectively. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed one operating lease during 2022. QNB renewed one operating lease during 2021 and acquired the underlying assets of one of its leased properties.   Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets.  All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income.  Other premises and equipment, net of depreciation decreased $563,000 to $12,554,000 at December 31, 2022; this was primarily due to depreciation.

Other assets

Other assets increased $21,420,000 from $6,424,000 at December 31, 2021 to $27,844,000 at December 31, 2022. Most of the increase in other assets relates to a $20,628,000 increase to the deferred tax asset resulting from the fair value adjustment on investment securities available-for-sale of $20,571,000.  The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2022	2021	Amount	Percent
Deposits	$1,418,369	$1,449,745	$(31,376)	-2.2%
Short-term borrowings	161,327	68,476	92,851	135.6
Long-term debt	10,000	10,000	—	N/M
Accrued interest payable	467	211	256	121.3
Other liabilities	7,376	8,414	(1,038)	-12.3
Total liabilities	$1,597,539	$1,536,846	$60,693	3.9%

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

Total deposits decreased $31,376,000, or 2.2%, to $1,418,369,000 at December 31, 2022, due to the competitive local interest rate market for deposits.  The mix of deposits continues to be impacted by customers’ reactions to the competition, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest, while others look for high rate. Time deposit balances increased $7,076,000, or 4.2% between 2021 and 2022, as customers took advantage of a higher rate environment.  Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Non-interest-bearing demand accounts decreased $11,157,000 to $231,849,000 at December 31, 2022. These deposits are both retail and commercial checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest-checking and municipal accounts, decreased $15,272,000, or 3.3%, to $452,927,000 at December 31, 2022. All three segments experienced a decline in 2022.  QNB has been successful in developing relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period.  Business checking decreased from $67,069,000 at December 31, 2021 to $66,606,000 at December 31, 2022.   Retail checking accounts decreased $4,358,000, or 1.6%, to $267,980,000 at December 31, 2022.  QNB continues to open a significant number of new checking accounts; additionally, customers may choose to switch products. Rewards checking balances decreased $2,437,000 from $107,470,000 at December 31, 2021 to $105,033,000 at December 31, 2022, and personal interest-bearing balances increased $1,147,000. The balances in the Select 50 product decreased $3,186,000 from $134,915,000 at December 31, 2021 to $131,729,000 at December 31, 2022.

Money Market accounts decreased from 143,942,000 at December 31, 2021 to $127,043,000 at December 31, 2022 primarily due to decreases in business account balances.

Total savings account balances increased $4,876,000, or 1.1%, to $431,101,000 at December 31, 2022. This increase is due primarily to an increase in Statement Savings of $3,604,000, or 3.5%, and an increase of $1,285,000, or 0.4%, in the online eSavings accounts over December 31, 2021.  The rate on eSavings accounts was changed from 0.35% at the end of 2021 to 1.25% in 2022.

Total time deposit account balances were $175,449,000 at December 31, 2022, an increase of $7,076,000, or 4.2%, from the amount reported at December 31, 2021. QNB was able to retain many maturing deposits during 2022 by offering competitive rates and many current customers move balances from more liquid accounts to take advantage of these rates.

Maturity of Time Deposits of $250,000 or More
Year ended December 31,	2022	2021	2020
Three months or less	$3,287	$4,749	$9,150
Over three months through six months	3,579	4,224	4,318
Over six months through twelve months	7,645	7,395	7,284
Over twelve months	9,959	8,619	8,767
Total	$24,470	$24,987	$29,519

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking accounts and time deposits are examples of such products.

The following table presents trends in balances and yield on the major deposit groups.

Average Deposits by Major Classification
	2022		2021		2020
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$242,778		$236,511		$186,897
Interest-bearing demand	345,054	0.27%	307,258	0.20%	252,050	0.26%
Municipals interest-bearing demand	122,824	1.43	127,828	0.32	119,673	0.57
Money market	137,830	0.45	122,361	0.31	90,989	0.45
Savings	443,104	0.49	386,630	0.30	288,285	0.40
Time less than $100	91,216	0.79	98,986	0.93	113,647	1.41
Time $100 through $250	52,314	0.93	52,693	0.86	65,840	1.54
Time greater than $250	25,296	0.83	26,833	0.96	33,030	1.65
Total	$1,460,416	0.47%	$1,359,100	0.31%	$1,150,411	0.53%

Short-term borrowings

Short-term borrowings comprising commercial sweep accounts and overnight FHLB borrowings increased $92,851,000, or 135.6%, to $161,327,000 at December 31, 2022.  There were no overnight FHLB borrowings outstanding at December 31, 2021 and $92,018,000 at December 31, 2022.   The FHLB borrowings were used to support loan growth.

Long-term debt

Long-term debt comprises of $10,000,0000 in FHLB borrowings. During 2020, QNB borrowed long-term debt of $10,000,000 at fixed rates to lock in at a lower yield than the overnight borrowing costs at that time.

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, operating lease liability, deferred revenue, and ATM/debit card processing clearing.  These balances decreased $1,038,000, to $7,376,000 at December 31, 2022.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2022	2021	Amount	Percent
Common stock	$2,373	$2,350	$23	1.0%
Surplus	24,798	23,683	1,115	4.7
Retained earnings	128,951	118,163	10,788	9.1
Accumulated other comprehensive loss, net of tax	(81,127)	(3,740)	(77,387)	N/M
Treasury stock	(4,037)	(3,962)	(75)	1.9
Total shareholders' equity	$70,958	$136,494	$(65,536)	-48.0%

Total shareholders’ equity decreased $65,536,000, or 48.0%, to $70,958,000 at December 31, 2022 with the negative impact of the market value of available-for-sale securities, net of tax, adjustment contributing $77,387,000.  This was partially offset with retained earnings (net income less dividends paid) contributing $10,788,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $1,138,000.   During 2022, QNB purchased $75,000 in treasury stock.

Accumulated other comprehensive loss decreased from a loss of $3,740,000 to a loss of $81,127,000, resulting from the decrease in fair value of the available-for-sale investment portfolio primarily due to a decline in market values.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $917,000 and $841,000 to capital during 2022 and 2021, respectively.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date.  During 2022, 2,000 shares were repurchased at an average price of $37.07.  As of December 31, 2022, a total of 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of $2,543,000.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2022, the Bank’s total maximum borrowing capacity at the FHLB was $396,973,000 of which $294,496,000 remained available. The Bank had $10,000,000 in long-term debt over-night funds of $92,018,000 outstanding at year-end 2022, related interest payable of $92,000, and $350,000 in FHLB-issued letters of credit. The maximum borrowing capacity changes depending upon the Bank’s level of qualifying collateral assets. In addition, the Bank maintains five unsecured Federal funds lines with five correspondent banks totaling $101,000,000.  At December 31, 2022 and 2021, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during 2022.

Total cash and cash equivalents, equity and available-for-sale securities and loans held-for-sale totaled $574,480,000 at December 31, 2022 and $718,160,000 at December 31, 2021, of which $237,645,000 and $264,154,000, respectively, were pledged as collateral for repurchase agreements and public deposits.  This decrease in liquid sources is primarily the result of the market value decline in available-for-sale securities. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. Increases in interest rates, however, result in decreased cash flow available from the investment portfolio.

QNB is a member of the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC.  CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (“ICS”), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account.  QNB had $11,284,000 in CDARS time deposits at December 31, 2022.

Capital Resources

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2022 was $70,958,000, or 4.25% of total assets, compared with shareholders’ equity of $136,494,000, or 8.16% of total assets, at December 31, 2021. Shareholders’ equity at December 31, 2022 included a negative $81,127,000 related to unrealized holding losses, net of taxes, on investment securities available for sale, compared to a negative  $3,740,000 related to unrealized holding losses, net of taxes, on investment securities available for sale at December 31, 2021. Excluding these adjustments, shareholders’ equity to total assets would have been 8.69% and 8.36% at December 31, 2022 and 2021, respectively.

Average shareholders’ equity and average total assets were $146,088,000 and $1,710,449,000 for 2022, an increase of 8.0% and 7.9%, respectively, from 2021 average equity and average total assets of $135,324,000 and $1,585,627,000, respectively. The ratio of average total equity to total average assets was 8.54% for 2022, compared with 8.53% for 2021.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988 as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2022, the retained earnings of the Bank totaling $122,052,000 was available for dividends without prior Pennsylvania Department of Banking approval, subject to the regulatory capital requirements discussed below. Under the Federal Deposit Insurance Act, an insured depository institution may not pay a dividend if, after the payment of the dividend, the institution would be undercapitalized under the FDIC’s prompt corrective action rules. In addition, federal banking agencies have the authority to restrict dividend payments under certain circumstances if such payments are not consistent with the capital needs and financial condition of the institution. It is the policy of the Federal Reserve that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the net income available to common shareholders over the prior four quarters, net of dividends previously paid during that period, has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality, and overall financial condition.  QNB paid dividends to its shareholders of $1.44 per share, $1.40 per share, and $1.36 per share, in 2022, 2021, and 2020, respectively.

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

Minimum requirements for both the quantity and quality of capital held by banks are as follows: Common equity Tier 1 capital to risk-weighted assets of 4.5%; Tier 1 capital to risk-weighted assets of 6.0%; Total Capital to risk-weighted assets of 8.0%; and Tier 1 leverage ratio of 4.0%.   The capital conservation buffer, comprised of common equity Tier 1 capital, was established above the regulatory minimum capital requirements at 2.5%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations for insured institutions ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2022 and 2021, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria.

Capital Analysis
December 31,	2022	2021
Regulatory Capital
Shareholders' equity	$70,958	$136,494
Net unrealized securities losses, net of tax	81,127	3,740
Deferred tax assets on net operating loss	—	—
Disallowed goodwill and other disallowed intangible assets	(8)	(8)
Common equity tier I capital	152,077	140,226

Tier 1 capital	152,077	140,226
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	10,648	11,275
Total regulatory capital	$162,725	$151,501
Risk-weighted assets	$1,233,758	$1,113,887
Quarterly average assets for leverage capital purposes	$1,737,671	$1,672,259

Capital Ratios
December 31,	2022	2021
Common equity tier I capital / risk-weighted assets	12.33%	12.59%
Tier 1 capital / risk-weighted assets	12.33%	12.59%
Total regulatory capital / risk-weighted assets	13.19%	13.60%
Tier 1 capital / average assets (leverage ratio)	8.75%	8.39%

Material Cash Requirements from Known Contractual and Other Obligations

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2022, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for unfunded commitments totaled $117,000 at December 31, 2022 compared to $91,000 at December 31, 2021.

December 31, 2022	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$85,267	$61,954	$28,228	$—	$175,449
Short-term borrowings	161,327	—	—	—	161,327
Long-term debt	10	—	—	—	10
Operating leases	569	931	555	2,433	4,488
Commitments to extend credit (a)	189,275	77,669	13,107	59,261	339,312
Standby letters of credit	17,800	1,712	—	—	19,512
Total	$454,248	$142,266	$41,890	$61,694	$700,098

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

Other-than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2022 is liability sensitive.  Management expects market interest rates to increase in the next 12 months, based on the economic environment and policy of the Federal Reserve.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2022 and 2021 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2022	2021
+200	-9.4%	-11.4%
+100	-4.7%	-5.5%
-100	4.1%	0.0%
-200	6.1%	-5.9%
-300	6.6%	-11.8%

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

QNB is not subject to foreign currency exchange or commodity price risk. At December 31, 2022, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 14, 2023

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2022, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

/s/ David W. Freeman	/s/ Jeffrey Lehocky
David W. Freeman	Jeffrey Lehocky
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of QNB Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America..

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

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of internal controls related to the evaluation of the assumptions and inputs used to evaluate the qualitative factors. This testing included controls addressing management’s review of the completeness and accuracy of underlying data inputs used as the basis for determination of qualitative factor adjustments.

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

Baker Tilly US, LLP

Iselin, New Jersey

March 14, 2023

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2022	2021
Assets
Cash and due from banks	$14,657	$9,194
Interest-bearing deposits in banks	1,242	4,196
Total cash and cash equivalents	15,899	13,390
Investment securities:
Available-for-sale (amortized cost $649,217 and $697,094)	546,525	692,360
Equity securities (cost of $12,091 and $11,419)	12,056	12,410
Restricted investment in bank stocks	5,193	1,329
Loans receivable	1,039,385	926,470
Allowance for loan losses	(10,531)	(11,184)
Net loans	1,028,854	915,286
Bank-owned life insurance	11,625	11,497
Premises and equipment, net	15,463	16,540
Accrued interest receivable	5,038	4,104
Net deferred tax assets	23,077	2,449
Other assets	4,767	3,975
Total assets	$1,668,497	$1,673,340

Liabilities
Deposits
Demand, non-interest bearing	$231,849	$243,006
Interest-bearing demand	452,927	468,199
Money market	127,043	143,942
Savings	431,101	426,225
Time less than $100	91,329	93,456
Time $100 through $250	59,650	49,930
Time greater than $250	24,470	24,987
Total deposits	1,418,369	1,449,745
Short-term borrowings	161,327	68,476
Long-term debt	10,000	10,000
Accrued interest payable	467	211
Other liabilities	7,376	8,414
Total liabilities	1,597,539	1,536,846

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,796,948 shares and 3,760,315 shares issued; 3,588,262 and 3,553,629 shares outstanding	2,373	2,350
Surplus	24,798	23,683
Retained earnings	128,951	118,163
Accumulated other comprehensive loss, net of tax	(81,127)	(3,740)
Treasury stock, at cost; 208,686 and 206,686 shares	(4,037)	(3,962)
Total shareholders' equity	70,958	136,494
Total liabilities and shareholders' equity	$1,668,497	$1,673,340

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2022	2021	2020
Interest income
Interest and fees on loans	$40,922	$38,330	$36,504
Interest and dividends on investment securities (AFS & Equity):
Taxable	9,396	6,551	5,668
Tax-exempt	1,965	1,796	1,405
Interest on interest-bearing balances and other interest income	138	93	116
Total interest income	52,421	46,770	43,693

Interest expense
Interest on deposits
Interest-bearing demand	2,691	1,035	1,347
Money market	617	381	405
Savings	2,175	1,178	1,155
Time less than $100	723	921	1,599
Time $100 through $250	489	454	544
Time greater than $250	209	257	1,012
Interest on short-term borrowings	861	258	247
Interest on long-term debt	159	159	136
Total interest expense	7,924	4,643	6,445
Net interest income	44,497	42,127	37,248
Provision for loan losses	(850)	458	1,250
Net interest income after provision for loan losses	45,347	41,669	35,998

Non-interest income
Net unrealized (loss) gain on investment equity securities	(1,026)	926	(47)
Net gain on sale of investment securities	266	1,806	609
Net gain on investment securities	(760)	2,732	562
Fees for services to customers	1,614	1,326	1,315
ATM and debit card	2,719	2,682	2,195
Retail brokerage and advisory	788	786	581
Bank-owned life insurance	361	497	294
Merchant	394	451	417
Net gain on sale of loans	6	595	1,724
Other	609	712	514
Total non-interest income	5,731	9,781	7,602

Non-interest expense
Salaries and employee benefits	17,306	17,453	16,541
Net occupancy	2,195	2,228	2,164
Furniture and equipment	2,917	2,787	2,750
Marketing	870	922	876
Third party services	2,474	2,160	1,923
Telephone, postage and supplies	748	715	736
State taxes	1,004	1,013	887
FDIC insurance premiums	768	793	569
Other	3,210	2,926	2,509
Total non-interest expense	31,492	30,997	28,955
Income before income taxes	19,586	20,453	14,645
Provision for income taxes	3,665	3,961	2,562
Net income	$15,921	$16,492	$12,083
Earnings per share - basic	$4.47	$4.64	$3.42
Earnings per share - diluted	$4.47	$4.64	$3.42
Cash dividends per share	$1.44	$1.40	$1.36

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2022			2021			2020
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$19,586	$3,665	$15,921	$20,453	$3,961	$16,492	$14,645	$2,562	$12,083
Other comprehensive (loss)/income:
Net unrealized holding (losses)/gains on available-for-sale securities:
Unrealized holding (losses)/gains arising during the period	(98,097)	(20,600)	(77,497)	(11,867)	(2,492)	(9,375)	6,850	1,439	5,411
Reclassification adjustment for losses/(gains) included in net income	139	29	110	(18)	(4)	(14)	(24)	(5)	(19)
	(97,958)	(20,571)	(77,387)	(11,885)	(2,496)	(9,389)	6,826	1,434	5,392
Total comprehensive (loss) income	$(78,372)	$(16,906)	$(61,466)	$8,568	$1,465	$7,103	$21,471	$3,996	$17,475

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	3,519,767	$2,303	$21,261	$99,372	$257	$(2,476)	$120,717
Net income		—	—	12,083	—	—	12,083
Other comprehensive loss, net of tax		—	—	—	5,392	—	5,392
Cash dividends declared ($1.36 per share)		—	—	(4,811)	—	—	(4,811)
Treasury stock purchase	(4,100)	—	—	—	—	(130)	(130)
Stock issued in connection with dividend reinvestment and stock purchase plan	32,022	19	879	—	—	—	898
Stock issued for employee stock purchase plan	5,723	4	143	—	—	—	147
Stock issued for options exercised	3,121	2	35	—	—	—	37
Stock-based compensation expense		—	112	—	—	—	112
Balance, December 31, 2020	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445
Net income		—	—	16,492	—	—	16,492
Other comprehensive loss, net of tax		—	—	—	(9,389)	—	(9,389)
Cash dividends declared ($1.40 per share)		—	—	(4,973)	—	—	(4,973)
Treasury stock purchase	(38,017)	—	—	—	—	(1,356)	(1,356)
Stock issued in connection with dividend reinvestment and stock purchase plan	23,690	15	826	—	—	—	841
Stock issued for employee stock purchase plan	4,906	3	142	—	—	—	145
Stock issued for options exercised	6,517	4	183	—	—	—	187
Stock-based compensation expense		—	102	—	—	—	102
Balance, December 31, 2021	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494
Net income		—	—	15,921	—	—	15,921
Other comprehensive loss, net of tax		—	—	—	(77,387)	—	(77,387)
Cash dividends declared ($1.44 per share)		—	—	(5,133)	—	—	(5,133)
Treasury stock purchase	(2,000)	—	—	—	—	(75)	(75)
Stock issued in connection with dividend reinvestment and stock purchase plan	31,531	20	897	—	—	—	917
Stock issued for employee stock purchase plan	5,102	3	133	—	—	—	136
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	85	—	—	—	85
Balance, December 31, 2022	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2022	2021	2020
Operating Activities
Net income	$15,921	$16,492	$12,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,724	1,828	2,035
Provision for loan losses	(850)	458	1,250
Net gain on sales of investment debt and equity securities	(266)	(1,806)	(609)
Net unrealized loss (gain) on equity securities	1,026	(926)	47
Net gain on sale of loans	(6)	(595)	(1,724)
Proceeds from sales of residential mortgages held-for-sale	304	16,773	35,605
Origination of residential mortgages held-for-sale	(298)	(4,892)	(39,474)
Income on bank-owned life insurance	(361)	(497)	(294)
Stock-based compensation expense	85	102	112
Deferred income tax (benefit) provision	(57)	113	(59)
Net (decrease) increase in income taxes payable	(534)	(78)	215
Net (increase) decrease in accrued interest receivable	(934)	721	(1,997)
Amortization of mortgage servicing rights and change in valuation allowance	71	118	157
Net amortization of premiums and discounts on investment securities	2,222	3,152	2,473
Net increase (decrease) in accrued interest payable	256	(139)	(559)
Operating lease payments	(620)	(631)	(654)
(Increase) decrease in other assets	(298)	(507)	525
(Decrease) increase in other liabilities	(550)	703	(1,531)
Net cash provided by operating activities	16,835	30,389	7,601
Investing Activities
Proceeds from payments, maturities and calls of investment debt securities available-for-sale	72,965	113,911	207,245
Proceeds from the sale of investment securities available-for-sale	7,551	282	6,930
Purchases of investment securities available-for-sale	(35,001)	(385,926)	(295,734)
Proceeds from the sale of equity securities	1,594	7,768	4,767
Purchases of equity securities	(1,860)	(4,615)	(7,914)
Proceeds from redemption of investment in restricted bank stock	5,155	573	1,495
Purchase of restricted bank stock	(9,019)	(861)	(1,463)
Net increase in loans	(112,718)	(11,244)	(99,737)
Net purchases of premises and equipment	(552)	(3,175)	(722)
Redemption of Bank Owned Life Insurance investment	239	797	—
Net cash used in investing activities	(71,646)	(282,490)	(185,133)
Financing Activities
Net (decrease) increase in non-interest-bearing deposits	(11,157)	38,422	58,314
Net (decrease) increase in interest-bearing deposits	(20,219)	183,256	131,893
Net increase in short-term borrowings	92,851	9,638	2,907
Issuance of long-term debt	—	—	10,000
Treasury stock purchase	(75)	(1,356)	(130)
Cash dividends paid, net of reinvestment	(4,498)	(4,375)	(4,226)
Proceeds from issuance of common stock	418	575	497
Net cash provided by financing activities	57,320	226,160	199,255
Increase (decrease) in cash and cash equivalents	2,509	(25,941)	21,723
Cash and cash equivalents at beginning of year	13,390	39,331	17,608
Cash and cash equivalents at end of period	$15,899	$13,390	$39,331
Supplemental Cash Flow Disclosures
Interest paid	$7,668	$4,782	$7,004
Income taxes paid, net of refunds received	4,257	3,925	2,406
Non-cash transactions:
Right-of-use assets obtained in exchange for new operating lease liabilities	43	698	1,086

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

Use of Estimates

These statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) and predominant practices within the banking industry. The preparation of these Consolidated Financial Statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, the fair value of financial instruments, other-than-temporary impairment of investment securities, the determination of impairment of restricted bank stock and the valuation of deferred tax assets and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant Group Concentrations of Credit Risk

Most of the QNB’s activities are with customers located within Bucks, Montgomery and Lehigh Counties in southeastern Pennsylvania. Note 4 discusses the types of investment securities in which the QNB invests. Note 5 discusses the types of lending in which QNB engages. QNB does not have any significant concentrations to any one industry or customer. Although QNB has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

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

Trading Securities

QNB may engage in trading activities for its own account. Interest and dividends are included in interest income. Debt securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

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

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. For equity securities without a readily determinable market value, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.  Temporary improvements in the fair value on equity securities with an OTTI change would not be recognized.

QNB follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 as it relates to the recognition and presentation of other-than-temporary impairment (“OTTI”). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the non-credit portion of a previous other-than-temporary impairment would be amortized prospectively over the remaining life of the security based on the timing of future estimated cash flows of the security.

Restricted Investment in Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $5,181,000, the Atlantic Community Bankers Bank in the amount of $12,000 and VISA Class B stock with a carrying cost of $0 at December 31, 2022. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.  The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.5991 as of December 29, 2022), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value.  These restricted investments are carried at cost and evaluated for OTTI periodically. As of December 31, 2022, there was no OTTI associated with these shares.

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

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with US GAAP. If circumstances differ from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from QNB, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) QNB does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. When mortgage loans are sold, a portion of the cost of originating the loan is allocated to the servicing rights based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures servicing rights using the amortization method where servicing rights are amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis, an independent third party determines the fair value of QNB’s servicing assets. These assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If QNB later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into other non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as other non-interest income when earned and netted against the amortization of mortgage servicing rights.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance of foreclosed assets are included in other non-interest expense. At both December 31, 2022 and 2021 QNB had  no foreclosed assets.

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

The “Premises and equipment, net” category Consolidated Balance Sheets also includes the right-of-use assets associated with operating leases.  The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease.  QNB typically enters into lease agreements with an initial term of  5 to 10 years and subsequent additional optional terms in increments of 5 years.  The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset.  QNB has renewed one operating lease during 2022.   Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets.  All operating lease costs are included in non-interest expense within  “Net occupancy” on the Consolidated Statements of Income.

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

The Bank follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2022, 2021 and 2020 was approximately $118,000, $87,000 and $0, respectively, and is included in non-interest expense under salaries and benefits expense. No expense was needed during 2020 as the December 31, 2019 post-retirement liability was in line with the December 31, 2020 projected post-retirement liability based on updated insurance costs and mortality tables.

Stock-Based Compensation

At December 31, 2022, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $85,000, $102,000 and $112,000 for the years ended December 31, 2022, 2021 and 2020, respectively. There were $2,000, $4,000 and $5,000 in tax benefits recognized related to the nonqualified compensation and disqualifying dispositions for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Year ended December 31,	2022	2021	2020
Risk free interest rate	1.25%	0.20%	1.52%
Dividend yield	3.64%	4.17%	3.60%
Volatility	22.68%	21.14%	13.46%
Expected life (years)	4.05	4.03	4.03

The weighted average fair value per share of options granted during 2022, 2021 and 2020 was $5.20, $3.08 and $2.42, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2022. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, which would give rise to the non-recognition of an existing tax benefit. As of December 31, 2022, QNB had a valuation allowance of $8,000 for unrecognized tax benefits related to non-qualified stock option expense on options that are more likely than not to be exercised prior to expiring.  As of December 31, 2022 QNB had no interest expense and $1,000 in tax penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey.  Tax years from 2019 to date remain subject to examination by the tax authorities.

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

Financial Instruments with Off-Balance-Sheet Risk

QNB’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. QNB uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments. QNB reflects its estimate of credit risk for these instruments in “Other liabilities” on the Consolidated Balance Sheet with the corresponding expense recorded in “Other” non-interest  expense in the Consolidated Statements of Income.

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2022 through the date the Consolidated Financial Statements are being issued for items that should potentially be recognized or disclosed in these Consolidated Financial Statements.  QNB received a payoff on a non-accrual loan with a previous partial charge-off in January 2023.  QNB recognized a recovery of  $582,000 and interest of $489,000.

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (CECL). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.

To that end, the new guidance:

•

Eliminates the probable initial recognition threshold in current US GAAP and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets.

•	Broadens the information an entity can consider when measuring credit losses to include forward-looking information.
•	Increases usefulness of the financial statements by requiring timely inclusion of forecasted information in forming expectations of credit losses.

•

Increases comparability of purchased financial assets with credit deterioration (PCD assets) with other purchased assets that do not have credit deterioration as well as originated assets because credit losses that are expected will be recorded through an allowance for credit losses for all assets.

•	Increases users’ understanding of underwriting standards and credit quality trends by requiring additional information about credit quality indicators by year of origination (vintage).
•

For available-for-sale debt securities, aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses (and subsequent changes in credit losses) through an allowance rather than a write down.

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

On October 16, 2019, FASB adopted its August 15, 2019 proposal to delay the effective dates for certain smaller reporting companies for the implementation CECL.  For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, except for smaller reporting companies, whose effective date is effective for fiscal years , and interim periods with those fiscal years, beginning after December 15, 2022. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  QNB has evaluated the impact of this new standard on its Consolidated Financial Statements and adoption expects a positive impact to shareholders equity between $750,000 and $950,000 and a reduction in the allowance for loan losses between $1,000,000 and $1,200,000.

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures.  The main provisions of ASU 2022-02 supersede the accounting guidance in ASC 310-40 Receivables—Troubled Debt Restructurings by Creditor in its entirety and requires entities to evaluate all receivable modifications under ASC 310-20-35-9 through 35-11 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost. ASU 2022-02 also amends other subtopics to remove references to TDRs for creditors. For QNB, the provisions under ASU 2022-02 are effective for fiscal years, and interim periods with those fiscal years, beginning after December 15,

2022.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2022	2021	2020
Numerator for basic and diluted earnings per share - net income	$15,921	$16,492	$12,083
Denominator for basic earnings per share - weighted average shares outstanding	3,564,481	3,553,949	3,537,323
Effect of dilutive securities - employee stock options	-	189	37
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,564,481	3,554,138	3,537,360
Earnings per share - basic	$4.47	$4.64	$3.42
Earnings per share - diluted	$4.47	$4.64	$3.42

There were 109,000, 90,000, and 96,000 stock options that were anti-dilutive as of December 31, 2022, 2021, and 2020 respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008 and authorized the repurchase of up to 50,000 shares, increased the amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of its common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date.   There were 2,000 shares purchased during the year ended December 31, 2022, 38,017 shares repurchased during the year ended December 31, 2021, and 4,100 shares purchased during the year ended December 31, 2020.  As of December 31, 2022, 102,000 shares were purchased under this authorization at an average price of $24.93 and a total cost of $2,543,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2022 and 2021, QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

Note 4 - Investment Securities

Available-For-Sale Debt Securities

The amortized cost and fair values of investment debt securities available-for-sale at December 31, 2022 and 2021 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2022	value	gains	losses	cost
U.S. Treasuries	$301	$2	$—	$299
U.S. Government agency	86,709	—	(15,233)	101,942
State and municipal	95,367	—	(23,494)	118,861
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	256,161	—	(45,303)	301,464
Collateralized mortgage obligations (CMOs)	101,672	—	(18,338)	120,010
Corporate debt	6,315	—	(326)	6,641
Total investment securities available-for-sale	$546,525	$2	$(102,694)	$649,217

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2021	value	gains	losses	cost
U.S. Government agency	$97,499	$2	$(2,435)	$99,932
State and municipal	131,035	1,716	(1,053)	130,372
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	329,938	1,273	(3,158)	331,823
Collateralized mortgage obligations (CMOs)	127,012	398	(1,648)	128,262
Corporate debt	6,876	179	(8)	6,705
Total investment securities available-for-sale	$692,360	$3,568	$(8,302)	$697,094

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at December 31, 2022 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2022	Fair value	cost
Due in one year or less	$488	$490
Due after one year through five years	94,950	105,174
Due after five years through ten years	372,667	443,013
Due after ten years	78,420	100,540
Total investment securities available-for-sale	$546,525	$649,217

Proceeds from sales of investment debt securities available-for-sale were $7,551,000, $282,000 and $6,930,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents information related to QNB’s gains and losses on the sales of debt securities, and losses recognized for OTTI of these investments.

December 31,	2022	2021	2020
Gross realized gains	$8	$18	$28
Gross realized losses	(147)	—	(4)
Other-than-temporary impairment	—	—	—
Total net gains (losses) on available-for-sale securities	$(139)	$18	$24

The tax benefit applicable to the net realized losses on debt securities was $29,000 for the year ended December 31, 2022. The tax expense applicable to the net realized gains on debt securities was $4,000 for the year ended December 31, 2021.  The tax expense applicable to the net realized gains on debt securities was $5,000 for the year ended December 31, 2020.

There were no OTTI impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2022, 2021 or 2020.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell, or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the Consolidated Statement of Income but is recognized in other comprehensive income (loss). QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income (loss).

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2022, 2021 or 2020. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2022	2021	2020
Balance, beginning of year	$1	$1	$1
Reductions: sale, collateralized debt obligation	—	—	—
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Balance, end of year	$1	$1	$1

At December 31, 2022 and 2021, investments in debt securities available-for-sale totaling $237,645,000 and $264,154,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Debt securities that have been in a continuous unrealized loss position are as follows:

December 31, 2022
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	46	$3,647	$(353)	$83,062	$(14,880)	$86,709	$(15,233)
State and municipal	216	50,156	(7,816)	45,210	(15,678)	95,366	(23,494)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	197	58,811	(6,775)	197,351	(38,528)	256,162	(45,303)
Collateralized mortgage obligations (CMOs)	129	35,797	(3,983)	65,875	(14,355)	101,672	(18,338)
Corporate debt	4	6,262	(318)	53	(8)	6,315	(326)
Total	592	$154,673	$(19,245)	$391,551	$(83,449)	$546,224	$(102,694)

December 31, 2021
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	44	$62,530	$(1,407)	$32,968	$(1,028)	$95,498	$(2,435)
State and municipal	103	55,982	(953)	3,742	(100)	59,724	(1,053)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	72	253,141	(2,915)	7,370	(243)	260,511	(3,158)
Collateralized mortgage obligations (CMOs)	46	92,217	(1,648)	—	—	92,217	(1,648)
Corporate debt	1	—	—	75	(8)	75	(8)
Total	266	$463,870	$(6,923)	$44,155	$(1,379)	$508,025	$(8,302)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2022 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one trust preferred security, PreTSL IV which is classified as available-for-sale and carried at fair value.  This  security has been in an unrealized loss position for more than twelve months.

The following table provides additional information related to PreTSL IV as of December 31, 2022:

Deal	Class		Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2022)	Total recognized OTTI credit loss	Moody's ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine	*	$61	$53	$(8)	$1	$—	Ba1	3	-	0.0%	291.5%

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

At December 31, 2022 and 2021, the Company had $12,056,000 and $12,410,000, respectively, in equity securities recorded at fair value.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2022, 2021 and 2020:

December 31,	2022	2021	2020
Net (losses) gains recognized during the period on equity securities	$(621)	$2,714	$538
Less: Net gains recognized during the period on equity securities sold during the period	405	1,788	585
Net unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(1,026)	$926	$(47)

Tax benefit applicable to the net realized losses for the year ended December 31, 2022 was $296,000.  Tax expense applicable to the net realized gains for the years ended December 31 2021 and 2020 were, $784,000, and $155,000, respectively.  Proceeds from sales of investment equity securities were $1,594,000, $7,768,000 and $4,767,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2022	2021
Commercial:
Commercial and industrial	$160,875	$148,610
Construction	62,955	55,855
Secured by commercial real estate	518,070	451,404
Secured by residential real estate	103,419	84,741
State and political subdivisions	20,971	19,775
Retail:
1-4 family residential mortgages	105,654	100,281
Home equity loans and lines	63,580	61,782
Consumer	4,113	4,699
Total loans	1,039,637	927,147
Net deferred (fees) costs	(252)	(677)
Loans receivable	$1,039,385	$926,470

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2022 and 2021, overdrafts were $132,000 and $91,000, respectively.

QNB generally lends in Bucks, Lehigh, and Montgomery counties in southeastern Pennsylvania. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2022, there was a concentration of loans to lessors of residential buildings and dwellings of 20.0% of total loans and to lessors of nonresidential buildings of 22.5% of total loans, compared with 18.0% and 24.2% of total loans, respectively, at December 31, 2021. These concentrations were primarily within the commercial real estate categories.

Under the CARES Act, QNB continues to provide customers experiencing financial hardship caused by the COVID-19 Pandemic, solutions to help them through this difficult period. At December 31, 2022, QNB had no modifications related to COVID-19.  At December 31, 2021, QNB had modifications to one retail loan with a balance of $42,000 which was modified three times with deferred interest and principal payments totaling ten months and to one commercial loan with a balance of $290,000 which was modified once with deferred interest and principal payments totaling six months.   Loans modified in 2021 and 2020 have all returned to a normal payment schedule.

At December 31, 2022 and 2021, QNB had four PPP loans totaling $2,329,000 and 98 PPP loans totaling $14,327,000, respectively, reported in gross commercial and industrial loans.  The PPP loans are 100% guaranteed by the SBA.  QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points which are recognized in interest income as a yield adjustment over the term of the loan.   Net unearned (fees) costs include $39,000 and $482,000 in PPP net loan origination fees at December 31, 2022 and 2021, respectively.

QNB engages in a variety of lending activities, including commercial, residential real estate and consumer transactions. QNB focuses its lending activities on individuals, professionals and small to medium sized businesses. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral.

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

QNB originates fixed-rate and adjustable-rate real estate-residential mortgage loans for personal purposes that are secured by first liens on the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.

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

QNB offers a variety of loans to individuals for personal and household purposes. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and is more likely to decrease in value than real estate. Credit risk in this portfolio is controlled by conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values.

QNB employs a ten-grade risk rating system related to the credit quality of commercial loans and loans to state and political subdivisions of which the first six categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating.

1 - Excellent - no apparent risk

2 - Good - minimal risk

3 - Acceptable - lower risk

4 - Acceptable - average risk

5 - Acceptable – higher risk

6 - Pass watch

7 - Special Mention - potential weaknesses

8 - Substandard - well defined weaknesses

9 - Doubtful - full collection unlikely

10 - Loss - considered uncollectible

QNB maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to commercial loans and loans to state and political subdivisions at the time the loan is originated. Loans with risk ratings of one through five are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of six are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of seven through ten are reviewed at least quarterly, and as often as monthly, at management’s discretion. QNB also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the QNB’s internal risk rating system as of December 31, 2022 and 2021:

December 31, 2022	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$157,914	$23	$2,938	$—	$160,875
Construction	62,955	—	—	—	62,955
Secured by commercial real estate	505,657	2,597	9,816	—	518,070
Secured by residential real estate	102,295	194	930	—	103,419
State and political subdivisions	20,971	—	—	—	20,971
Total	$849,792	$2,814	$13,684	$—	$866,290

December 31, 2021	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$141,102	$151	$7,357	$—	$148,610
Construction	55,855	—	—	—	55,855
Secured by commercial real estate	438,519	2,848	10,037	—	451,404
Secured by residential real estate	83,604	—	1,137	—	84,741
State and political subdivisions	19,775	—	—	—	19,775
Total	$738,855	$2,999	$18,531	$—	$760,385

For retail loans, QNB evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2022 and 2021:

December 31, 2022	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$105,193	$461	$105,654
Home equity loans and lines	63,178	402	63,580
Consumer	4,051	62	4,113
Total	$172,422	$925	$173,347

December 31, 2021	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$99,560	$721	$100,281
Home equity loans and lines	61,102	680	61,782
Consumer	4,609	90	4,699
Total	$165,271	$1,491	$166,762

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2022 and 2021:

December 31, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$1,157	$—	$1,157	$159,718	$160,875
Construction	—	—	—	—	62,955	62,955
Secured by commercial real estate	—	—	—	—	518,070	518,070
Secured by residential real estate	—	—	13	13	103,406	103,419
State and political subdivisions	—	—	—	—	20,971	20,971
Retail:
1-4 family residential mortgages	703	168	216	1,087	104,567	105,654
Home equity loans and lines	95	—	—	95	63,485	63,580
Consumer	37	50	—	87	4,026	4,113
Total	$835	$1,375	$229	$2,439	$1,037,198	$1,039,637

December 31, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,288	$1	$596	$2,885	$145,725	$148,610
Construction	—	—	—	—	55,855	55,855
Secured by commercial real estate	—	—	—	—	451,404	451,404
Secured by residential real estate	—	—	30	30	84,711	84,741
State and political subdivisions	—	—	—	—	19,775	19,775
Retail:
1-4 family residential mortgages	1,139	—	127	1,266	99,015	100,281
Home equity loans and lines	21	—	10	31	61,751	61,782
Consumer	20	11	—	31	4,668	4,699
Total	$3,468	$12	$763	$4,243	$922,904	$927,147

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2022 and 2021:

December 31, 2022	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$1,575
Construction	—	—
Secured by commercial real estate	—	2,031
Secured by residential real estate	—	289
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	461
Home equity loans and lines	—	402
Consumer	—	62
Total	$—	$4,820

December 31, 2021	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,369
Construction	—	—
Secured by commercial real estate	—	2,279
Secured by residential real estate	—	391
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	721
Home equity loans and lines	—	680
Consumer	—	90
Total	$—	$7,530

Activity in the allowance for loan losses for the years ended December 31, 2022, 2021 and 2020 are as follows:

Year ended December 31, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,368	$(2,320)	$(38)	$306	$1,316
Construction	363	392	—	—	755
Secured by commercial real estate	4,280	722	—	—	5,002
Secured by residential real estate	1,035	160	—	45	1,240
State and political subdivisions	69	25	—	—	94
Retail:
1-4 family residential mortgages	646	37	—	—	683
Home equity loans and lines	376	55	—	6	437
Consumer	542	82	(158)	36	502
Unallocated	505	(3)	N/A	N/A	502
Total	$11,184	$(850)	$(196)	$393	$10,531

Year ended December 31, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(774)	$—	$92	$3,368
Construction	346	17	—	—	363
Secured by commercial real estate	3,736	544	—	—	4,280
Secured by residential real estate	871	181	(38)	21	1,035
State and political subdivisions	89	(20)	—	—	69
Retail:
1-4 family residential mortgages	533	113	—	—	646
Home equity loans and lines	386	32	(49)	7	376
Consumer	265	410	(176)	43	542
Unallocated	550	(45)	N/A	N/A	505
Total	$10,826	$458	$(263)	$163	$11,184

Year ended December 31, 2020	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,689	$(411)	$(268)	$40	$4,050
Construction	590	(244)	—	—	346
Secured by commercial real estate	2,519	1,205	—	12	3,736
Secured by residential real estate	629	174	—	68	871
State and political subdivisions	115	(26)	—	—	89
Retail:
1-4 family residential mortgages	549	(16)	—	—	533
Home equity loans and lines	310	35	—	41	386
Consumer	230	239	(282)	78	265
Unallocated	256	294	N/A	N/A	550
Total	$9,887	$1,250	$(550)	$239	$10,826

As previously discussed, QNB maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential impaired loans. A loan is considered impaired when, based on current information and events, it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans and loans to state and political subdivisions by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, QNB does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired or are classified as a troubled debt restructuring.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of the majority of QNB’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,301,000 and $4,142,000 as of December 31, 2022 and 2021, respectively. Non-performing TDRs totaled $371,000 and $658,000 as of December 31, 2022 and 2021, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $0, $0 and $0 during the years ended December 31, 2022, 2021 and 2020, respectively.

December 31,	2022		2021
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance
TDRs with no specific allowance recorded	$1,272	$—	$1,477	$—
TDRs with an allowance recorded	3,400	392	3,323	690
Total	$4,672	$392	$4,800	$690

There were  two newly identified TDRs during the year ended December 31, 2022:   an extension of credit on an existing relationship that was already a TDR and one to ease cash-flow issues.  There were  no newly identified TDRs during the year ended December 31, 2021.   As of December 31, 2022 and 2021, QNB had commitments of $5,000 and $2,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

QNB had one loan secured by residential real estate with a recorded investment of $120,000 for which foreclosure proceedings were in process as of December 31, 2022. There was one mortgage loan secured by residential real estate with a recorded investment of $127,000 for which foreclosure proceedings were in process at December 31, 2021.

The following tables present the balance in the allowance of loan losses disaggregated on the basis of QNB’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis o QNB’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2022	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,316	$125	$1,191	$160,875	$1,821	$159,054
Construction	755	—	755	62,955	—	62,955
Secured by commercial real estate	5,002	131	4,871	518,070	5,309	512,761
Secured by residential real estate	1,240	321	919	103,419	1,362	102,057
State and political subdivisions	94	—	94	20,971	—	20,971
Retail:
1-4 family residential mortgages	683	—	683	105,654	628	105,026
Home equity loans and lines	437	119	318	63,580	402	63,178
Consumer	502	—	502	4,113	45	4,068
Unallocated	502	N/A	N/A	N/A	N/A	N/A
Total	$10,531	$696	$9,333	$1,039,637	$9,567	$1,030,070

	Allowance for Loan Losses			Loans Receivable
December 31, 2021	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,368	$2,090	$1,278	$148,610	$3,517	$145,093
Construction	363	—	363	55,855	—	55,855
Secured by commercial real estate	4,280	312	3,968	451,404	5,654	445,750
Secured by residential real estate	1,035	368	667	84,741	1,387	83,354
State and political subdivisions	69	—	69	19,775	—	19,775
Retail:
1-4 family residential mortgages	646	—	646	100,281	893	99,388
Home equity loans and lines	376	100	276	61,782	688	61,094
Consumer	542	3	539	4,699	53	4,646
Unallocated	505	N/A	N/A	N/A	N/A	N/A
Total	$11,184	$2,873	$7,806	$927,147	$12,192	$914,955

The following table summarizes additional information regarding impaired loans by loan portfolio class as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$1,402	$1,694		$150	$157
Construction	—	—		—	—
Secured by commercial real estate	2,198	2,608		2,361	2,702
Secured by residential real estate	430	482		715	768
Retail:
1-4 family residential mortgages	628	678		893	1,002
Home equity loans and lines	240	296		514	586
Consumer	45	62		—	—
Total	$4,943	$5,820		$4,633	$5,215

With an allowance recorded:
Commercial:
Commercial and industrial	$419	$601	$125	$3,367	$3,825	$2,090
Construction	—	—	—	—	—	—
Secured by commercial real estate	3,111	3,312	131	3,293	3,451	312
Secured by residential real estate	932	1,065	321	672	787	368
Retail:
1-4 family residential mortgages	—	—	—	—	—	—
Home equity loans and lines	162	191	119	174	193	100
Consumer	—	—	—	53	68	3
Total	$4,624	$5,169	$696	$7,559	$8,324	$2,873

Total:
Commercial:
Commercial and industrial	$1,821	$2,295	$125	$3,517	$3,982	$2,090
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,309	5,920	131	5,654	6,153	312
Secured by residential real estate	1,362	1,547	321	1,387	1,555	368
Retail:
1-4 family residential mortgages	628	678	—	893	1,002	—
Home equity loans and lines	402	487	119	688	779	100
Consumer	45	62	—	53	68	3
Total	$9,567	$10,989	$696	$12,192	$13,539	$2,873

The following table presents additional information regarding the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2022, 2021 and 2020:

Year Ended December 31,	2022		2021		2020
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$3,001	$10	$3,782	$5	$5,204	$5
Construction	—	—	—	—	—	—
Secured by commercial real estate	5,499	144	5,813	167	6,696	171
Secured by residential real estate	1,368	53	1,706	61	2,002	69
Retail:
1-4 family residential mortgages	871	6	902	6	819	10
Home equity loans and lines	486	1	738	—	680	1
Consumer	49	—	57	1	66	—
Total	$11,274	$214	$12,998	$240	$15,467	$256

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2022	2021
Land and buildings	$15,970	$15,933
Furniture and equipment	16,640	16,345
Leasehold improvements	3,622	3,571
Right-of-use asset	2,909	3,423
Book value	39,141	39,272
Accumulated depreciation and amortization	(23,678)	(22,732)
Net book value	$15,463	$16,540

Depreciation and amortization expense on premises and equipment, which excludes operating lease costs in the table below, amounted to $1,115,000, $1,200,000, and $1,363,000 for the years ended December 31, 2022, 2021 and 2020, respectively. During 2022 QNB renewed one operating lease and recorded a right-of-use asset of $43,000 and an operating liability of $43,000.

The following table summarized the quantitative attributes of QNB’s operating leases:

Year ended December 31,	2022	2021

Lease cost
Operating lease cost	$609	$628
Total lease cost	609	628

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cashflows from operating leases	$620	$631

Right-of-use assets obtained in exchange for new operating lease liabilities	$43	$698

Weighted average remaining lease terms:
Operating leases	13.8 years	13.7 years
Weighted average discount rates:
Operating leases	2.78%	2.78%

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $75,205,000 and $85,061,000 at December 31, 2022 and 2021, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2022	2021	2020
Balance at beginning of year	$538	$533	$441
Mortgage servicing rights capitalized	2	123	249
Mortgage servicing rights amortized	(80)	(132)	(136)
Fair market value adjustments	9	14	(21)
Balance at end of year	$469	$538	$533

The balance of these mortgage servicing rights is included in other assets at December 31, 2022 and 2021 and the fair value of these rights was $638,000 and $615,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 12.0% to 12.5% for both 2022 and 2021; and prepayment speeds ranging from 113% to 235% for 2022 compared to 187% to 312% for 2021.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2023	$72
2024	63
2025	54
2026	46
2027	40

Note 8 - Time Deposits

The aggregate amount of time deposits was $175,449,000 and $168,373,000 at December 31, 2022 and 2021, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2022 and 2021 were $24,470,000 and $24,987,000, respectively.

At December 31, 2022, the scheduled maturities of time deposits were as follows:

2023	$85,267
2024	34,398
2025	27,556
2026	17,302
2027	10,926
Thereafter	—
Total time deposits	$175,449

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2022
Balance	$69,309	$92,018
Maximum indebtedness at any month end	71,847	92,018
Daily average indebtedness outstanding	68,650	17,226
Average rate paid for the year	0.50%	3.01%
Average rate on period-end borrowings	1.82	4.51

2021
Balance	$68,476	$—
Maximum indebtedness at any month end	79,257	—
Daily average indebtedness outstanding	71,467	191
Average rate paid for the year	0.36%	0.31%
Average rate on period-end borrowings	0.34	—

(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $92,158,000 and $89,439,000 and a fair value of $79,014,000 and $89,361,000 and at December 31, 2021 and 2020 respectively. These securities are held in safekeeping at the Federal Reserve Bank of Boston.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has five unsecured Federal funds lines granted by correspondent banks totaling $101,000,000. Federal funds purchased under these lines were $0 at both December 31, 2022 and 2021.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within restricted investment in bank stock on the Consolidated Balance Sheets. QNB’s FHLB stock was $5,181,000 and $1,317,000 at December 31, 2022 and 2021, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $396,973,000. At December 31, 2022 QNB had $10,000,000 in long-term advances outstanding with the FHLB at fixed rates, $92,018,000 short-term borrowings as reported in Note 9 and a letter of credit issued of $350,000. At December 31, 2021 QNB had $10,000,000 in long-term debt outstanding with the FHLB and a letter of credit of $350,000.

Long-term advances at the FHLB mature as follows:

As of December 31, 2022	Balance Maturing	Weighted-Average Rate
2023	$10,000	1.57%
2024	—	-
2025	—	—
2026	—	—
2027	—	—
Thereafter	—	—
Total long-term debt	$10,000	1.57%

Note 11 - Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2022	2021	2020
Current Federal income taxes	$3,543	$3,629	$2,569
Current state income taxes	180	219	52
Deferred Federal income taxes (benefits)	36	21	(53)
Deferred state income taxes (benefits)	(102)	92	(6)
Valuation adjustment	8	—	—
Net provision	$3,665	$3,961	$2,562

At December 31, 2022 and 2021, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2022	2021
Deferred tax assets
Allowance for loan losses	$2,212	$2,349
Net unrealized holding losses on investment securities available-for-sale	21,565	994
Fair value adjustment on equity securities	10	—
Non-accrual interest income	52	32
Leasing liability	678	788
Deferred revenue	7	23
Incurred but not reported medical expense	28	31
Bonus	128	248
Other	48	54
Total deferred tax assets	24,728	4,519
Deferred tax liabilities
Deferred loan income	459	430
Depreciation	225	295
Mortgage servicing rights	98	110
Fair value adjustment on equity securities	—	286
Prepaid expenses	232	214
Right of use asset	611	719
Other	18	16
Total deferred tax liabilities	1,643	2,070
Valuation allowance	8	—
Net deferred tax asset	$23,077	$2,449

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets except an $8,000 deferred tax asset related to non-qualified stock option that it is more likely than not that the options will expire unexercised due to the strike price.  A valuation allowance was recorded for this amount.

A reconciliation of the tax provision on income before taxes computed at the statutory rates of 21 % for 2022, 2021 and 2020 and the actual tax provision was as follows:

Year ended December 31,	2022		2021		2020
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$4,113	21.0%	$4,295	21.0%	$3,075	21.0%
Tax-exempt interest and dividend income	(504)	(2.6)	(527)	(2.6)	(518)	(3.5)
Bank-owned life insurance	(75)	(0.4)	(104)	(0.5)	(62)	(0.4)
Stock-based compensation expense	20	0.1	19	0.1	20	0.1
State income tax	62	0.3	245	1.2	35	0.2
Other	41	0.2	33	0.2	12	0.1
Income tax provision	3,657	18.7	3,961	19.4	2,562	17.5
Valuation Adjustment	8	0.0	—	—	—	—
	$3,665	18.7%	$3,961	19.4%	$2,562	17.5%

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of $345,000, $340,000 and $340,000 for the years ended December 31, 2022, 2021, and 2020, respectively, and a safe harbor contribution of $606,000 for 2022, $608,000 for 2021, and $608,000 for 2020.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2016 Annual Meeting, shareholders approved the 2016 Employee Stock Purchase Plan (the 2016 Plan), which authorizes the issuance of 30,000 shares. As of May 31, 2021, 18,792 shares were issued under the 2016 Plan. The 2016 Plan expired on May 31, 2021. At the 2021 Annual Meeting, shareholders approved the 2021 Employee Stock Purchase Plan (the 2021 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2022, 7,264 shares were issued under the 2021 Plan. The 2021 Plan expires May 31, 2026.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2022	2021	2020
Shares	5,102	4,906	5,723
Price per share	$29.48 and $24.21	$27.36 and $32.29	$25.52 and $25.56

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

The 2015 Plan, which expires March 15, 2025, authorizes the issuance of 300,000 shares.  The time period by which any option is exercisable under this Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date of grant. There were 177,500 options granted, 20,825 options forfeited, 47,575 options exercised and 109,150 options outstanding under the 2015 Plan as of December 31, 2022.

As of December 31, 2022, there was approximately $112,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 26 months.

Stock option activity during 2022, 2021, and 2020 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	103,350	36.96
Exercised	(9,550)	29.39
Forfeited	(2,250)	39.86
Granted	25,000	36.50
Outstanding at December 31, 2020	116,550	37.42
Exercised	(19,025)	30.97
Forfeited	(8,575)	35.27
Granted	25,000	32.50
Outstanding at December 31, 2021	113,950	37.58
Exercised	—	—
Forfeited	(34,150)	37.07
Granted	29,350	37.26
Outstanding at December 31, 2022	109,150	$37.65	2.20	$—
Exercisable at December 31, 2022	43,225	$40.82	0.64	$—

As of December 31, 2022, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	20,125	$32.50	3.13	—	$—
	19,950	36.50	2.13	—	—
	25,850	37.26	4.13	—	—
	22,025	38.15	1.13	22,025	38.15
	21,200	43.60	0.14	21,200	43.60
Outstanding at December 31, 2022	109,150	$37.65	2.20	43,225	$40.82

The intrinsic value related to total stock options exercised during 2022, 2021, and 2020 are as follows:

	2022	2021	2020
Intrinsic value of stock options exercised	$-	$31	$81

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

Balance, December 31, 2021	$2,114
New loans	209
Repayments	(561)
Balance, December 31, 2022	$1,762

The following table provides additional information regarding transactions with related parties.

December 31,	2022	2021
Commitments to extend credit	$3,287	$8,144
Letters of credit	1,696	1,696
Deposits received	6,101	13,377

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2022	2021
Commitments to extend credit and unused lines of credit	$339,312	$325,449
Standby letters of credit	19,512	21,321
Total financial instrument commitments	$358,824	$346,770

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit totaling $17,800,000 expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2022 and 2021 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. A maturity analysis of the operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Operating Leases
2023	$569
2024	477
2025	454
2026	302
2027	253
Thereafter	2,433
Total undiscounted cashflows	4,488
Total discount on cashflows	(1,261)
Total lease liabilities	$3,227

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2022. Operating lease costs, which include common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2022, 2021 and 2020, was $712,000, $749,000 and $808,000, respectively.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2022, 2021 and 2020:

December 31,	2022	2021	2020
Unrealized net holding (losses) gains on available-for-sale securities	$(102,692)	$(4,734)	$7,151
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—	—
Accumulated other comprehensive (loss) income	(102,692)	(4,734)	7,151
Tax effect*	21,565	994	(1,502)
Accumulated other comprehensive (loss) income, net of tax	$(81,127)	$(3,740)	$5,649

* At tax rates of 21%

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive income (loss)	2022	2021	2020	Affected line item in statement of income
Realized net holding (losses) gains on available-for-sale securities	$(139)	$18	$24	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	—	—	—	Net other-than-temporary impairment losses on investment securities
Net (loss) gain on sale of investment securities	(139)	18	24
Tax effect*	29	(4)	(5)	Provision for income taxes
Total reclassification out of accumulated other comprehensive (loss) income, net of tax	$(110)	$14	$19	Net of tax

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasuries	$—	$301	$—	$301
U.S. Government agency securities	—	86,709	—	86,709
State and municipal securities	—	95,367	—	95,367
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	256,161	—	256,161
Collateralized mortgage obligations (CMOs)	—	101,672	—	101,672
Corporate debt securities	—	6,262	53	6,315
Total securities available-for-sale	—	546,472	53	546,525
Equity securities	12,056	—	—	12,056
Total recurring fair value measurements	$12,056	$546,472	$53	$558,581

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$3,928	$3,928
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$3,929	$3,929

*	impairment

December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	$—	$97,499	$—	$97,499
State and municipal securities	—	131,035	—	131,035
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	329,938	—	329,938
Collateralized mortgage obligations (CMOs)	—	127,012	—	127,012
Corporate debt securities	—	6,801	75	6,876
Total securities available-for-sale	—	692,285	75	692,360
Equity securities	12,410	—	—	12,410
Total recurring fair value measurements	$12,410	$692,285	$75	$704,770

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$4,686	$4,686
Mortgage servicing rights	—	—	117	117
Total nonrecurring fair value measurements	$—	$—	$4,803	$4,803

*	impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2022	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$3,634	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -100%
				Liquidation expenses	(3)	-10%
Impaired loans	294	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30 to -100%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2 to 28 yrs
				Prepayment Speeds		113% to 235%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2021	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$4,369	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -20%
				Liquidation expenses	(3)	-10%
Impaired loans	317	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30 to -100%
Mortgage servicing rights	117	Discounted cash flow		Remaining term		3 to 29 yrs
				Prepayment Speeds		187% to 312%
				Discount rate		12.0% to 12.5%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Values obtained from financial statements for UCC collateral (fixed assets and inventory) are discounted to estimated realizable liquidation value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2022	2021
Balance, beginning of year	$75	$70
Payments received	(22)	(1)
Sale of securities	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	—	6
Transfers in and/or out of Level 3	—	—
Balance, end of year	$53	$75

There were also no transfers in or out of level 3 for the same periods. There were no  losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2022 and 2021.

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. The market for this security at December 31, 2022 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2022;

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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s single underlying issuer, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen.  The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate.  The 30-year swap rate is used as the reference rate since it is indicative of market expectation for short-term rates in the future.  This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate.  The discount rate of 7.79% includes the risk-free rate, a credit component and a spread for illiquidity.

The following information should not be interpreted as an estimate of the fair value of QNB since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful.

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2022 and 2021:

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

The estimated fair values and carrying amounts of QNB’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2022	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,899	$15,899	$15,899	$—	$—
Investment securities:
Available-for-sale	546,525	546,525	—	546,472	53
Equity	12,056	12,056	12,056	—	—
Restricted investment in bank stocks	5,193	5,193	—	5,193	—
Net loans	1,028,854	1,001,103	—	—	1,001,103
Mortgage servicing rights	469	638	—	—	638
Accrued interest receivable	5,038	5,038	—	5,038	—

Financial liabilities
Deposits with no stated maturities	$1,242,920	$1,242,920	$1,242,920	$—	$—
Deposits with stated maturities	175,449	168,554	—	168,554	—
Short-term borrowings	161,327	161,327	161,327	—	—
Long-term debt	10,000	10,000	10,000	—	—
Accrued interest payable	467	467	—	467	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	69	—	69	—

			Fair value measurements
December 31, 2021	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$13,390	$13,390	$13,390	$—	$—
Investment securities:
Available-for-sale	692,360	692,360	—	692,285	75
Equity	12,410	12,410	12,410	—	—
Restricted investment in bank stocks	1,329	1,329	—	1,329	—
Net loans	915,286	916,271	—	—	916,271
Mortgage servicing rights	538	615	—	—	615
Accrued interest receivable	4,104	4,104	—	4,104	—

Financial liabilities
Deposits with no stated maturities	$1,281,372	$1,281,372	$1,281,372	$—	$—
Deposits with stated maturities	168,373	168,039	—	168,039	—
Short-term borrowings	68,476	68,476	68,476	—	—
Long-term debt	10,000	10,114	10,114	—	—
Accrued interest payable	211	211	—	211	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	70	—	70	—

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
•

Gain (loss) on sales of OREO – QNB records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When QNB finances the sale of OREO to the buyer, QNB assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, QNB adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

Note 19 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2022	2021
Assets
Cash and cash equivalents	$353	$1,234
Investment securities:
Available-for-sale (amortized cost $299 and $0)	301	—
Equity securities (cost of $12,091 and $11,419)	12,056	12,410
Investment in subsidiary	58,140	123,412
Other assets	146	8
Total assets	$70,996	$137,064

Liabilities
Other liabilities	$38	$570

Shareholders' equity	70,958	136,494
Total liabilities and shareholders' equity	$70,996	$137,064

Statements of Income
Year ended December 31,	2022	2021	2020
Dividends from subsidiary	$4,329	$5,733	$4,413
Interest, dividend and other income	358	386	346
Securities gains	405	1,788	585
Net unrealized (loss) gain on investment equity securities	(1,026)	926	(47)
Total income	4,066	8,833	5,297
Expenses	496	491	457
Income before applicable income taxes and equity in undistributed income of subsidiary	3,570	8,342	4,840
Provision for income tax (benefit) expense	(235)	724	97
Income before equity in undistributed income of subsidiary	3,805	7,618	4,743
Equity in undistributed income of subsidiary	12,116	8,874	7,340
Net income	$15,921	$16,492	$12,083

Statements of Comprehensive Income	(in thousands)
Year ended December 31,	2022			2021			2020
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$19,586	$3,665	$15,921	$20,453	$3,961	$16,492	$14,645	$2,562	$12,083
Other comprehensive (loss)/income:
Net unrealized holding (losses)/gains on available-for-sale securities:
Unrealized holding (losses)/gains arising during the period	(98,097)	(20,600)	(77,497)	(11,867)	(2,492)	(9,375)	6,850	1,439	5,411
Reclassification adjustment for losses/(gains) included in net income	139	29	110	(18)	(4)	(14)	(24)	(5)	(19)
	(97,958)	(20,571)	(77,387)	(11,885)	(2,496)	(9,389)	6,826	1,434	5,392
Total comprehensive (loss) income	$(78,372)	$(16,906)	$(61,466)	$8,568	$1,465	$7,103	$21,471	$3,996	$17,475

Statements of Cash Flows
Year ended December 31,	2022	2021	2020
Operating Activities
Net income	$15,921	$16,492	$12,083
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(12,116)	(8,874)	(7,340)
Net securities gains	(405)	(1,788)	(585)
Net unrealized loss (gain) on investment equity securities	1,026	(926)	47
Stock-based compensation expense	85	102	112
Accretion of discounts on investment securities	(6)	—	—
(Decrease ) increase in other liabilities	(266)	222	(682)
(Increase) decrease in other assets	(121)	2	17
Deferred income tax (benefit) provision	(285)	265	(20)
Net cash provided by operating activities	3,833	5,495	3,632
Investing activities
Purchase of investment equity securities	(1,860)	(4,615)	(7,914)
Purchase of investment securities available-for-sale	(1,193)	—	—
Proceeds from sale of investment equity securities	1,594	7,768	4,767
Proceeds from maturities of investment securities available-for-sale	900	—	—
Capital contribution to Bank	—	(2,500)	—
Net cash (used) provided by investing activities	(559)	653	(3,147)
Financing activities
Cash dividend paid	(4,498)	(4,375)	(4,226)
Treasury stock purchase	(75)	(1,356)	(130)
Proceeds from issuance of common stock	418	575	497
Net cash used by financing activities	(4,155)	(5,156)	(3,859)
(decrease) increase in cash and cash equivalents	(881)	992	(3,374)
Cash and cash equivalents at beginning of year	1,234	242	3,616
Cash and cash equivalents at end of year	$353	$1,234	$242

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2022, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$162,725	13.19%	98,701	8.00%	123,376	10.00%
Bank	149,908	12.52	95,796	8.00	119,746	10.00

Tier I capital (to risk-weighted assets):
Consolidated	152,077	12.33	74,025	6.00	74,025	6.00
Bank	139,260	11.63	71,847	6.00	95,796	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	152,077	12.33	55,519	4.50	N/A	N/A
Bank	139,260	11.63	53,886	4.50	77,835	6.50

Tier I capital (to average assets):
Consolidated	152,077	8.75	69,507	4.00	N/A	N/A
Bank	139,260	8.07	69,009	4.00	86,261	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$151,501	13.60%	89,111	8.00%	111,389	10.00%
Bank	138,419	12.85	86,162	8.00	107,702	10.00

Tier I capital (to risk-weighted assets):
Consolidated	140,226	12.59	66,833	6.00	66,833	6.00
Bank	127,144	11.81	64,621	6.00	86,162	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	140,226	12.59	50,125	4.50	N/A	N/A
Bank	127,144	11.81	48,466	4.50	70,006	6.50

Tier I capital (to average assets):
Consolidated	140,226	8.39	66,890	4.00	N/A	N/A
Bank	127,144	7.67	66,295	4.00	82,868	5.00

Note 21 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2022 and 2021 are in the following table:

	Quarters Ended 2022				Quarters Ended 2021
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Interest income	$11,809	$12,327	$13,546	$14,739	$11,731	$11,380	$11,721	$11,938
Interest expense	1,073	1,224	2,167	3,460	1,214	1,162	1,137	1,130
Net interest income	10,736	11,103	11,379	11,279	10,517	10,218	10,584	10,808
Provision for loan losses	—	—	—	(850)	275	183	—	—
Non-interest income	1,611	639	484	2,997	3,404	2,534	1,315	2,528
Non-interest expense	7,813	7,746	7,814	8,119	7,323	7,749	7,790	8,135
Income before income taxes	4,534	3,996	4,049	7,007	6,323	4,820	4,109	5,201
Provision for income taxes	824	647	634	1,560	1,273	951	685	1,052
Net Income	$3,710	$3,349	$3,415	$5,447	$5,050	$3,869	$3,424	$4,149
Earnings Per Share - basic *	$1.04	$0.94	$0.96	$1.52	$1.42	$1.09	$0.96	$1.17
Earnings Per Share - diluted *	$1.04	$0.94	$0.96	$1.52	$1.42	$1.09	$0.96	$1.17
*	Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

c)	Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2022 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the captions:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the captions:

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2022. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
2015 Stock option plan	109,150	$37.65	170,025
2021 Employee stock purchase plan	—	—	22,736
Equity compensation plans not approved by QNB shareholders
None	—	—	—
Total	109,150	$37.65	192,761

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the captions:

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the captions:

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the captions:

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

10.2-	Change of Control Agreement between Registrant and Scott G. Orzehoski.*
10.3-

Change of Control Agreement between Registrant and Jeffrey Lehocky. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on November 3, 2022)*

10.4-

Change of Control Agreement between Registrant and Christopher T. Cattie. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 14, 2016)*

10.5-	Change of Control Agreement between Registrant and Courtney L. Covelens.*
10.6-	Change of Control Agreement between Registrant and Christina S. McDonald.*
10.7-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)*
10.8-	Amendment to the QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to QNB Corp.’s Form 8-K statement, filed October 31, 2022)*
10.9-	QNB Corp. 2021 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 15, 2021)
21.1-	Subsidiaries of the Registrant
23.1-	Consent of Independent Registered Public Accounting Firm
31.1-	Section 302 Certification of the Chief Executive Officer
31.2-	Section 302 Certification of the Chief Financial Officer
32.1-	Section 906 Certification of the Chief Executive Officer
32.2-	Section 906 Certification of the Chief Financial Officer
*	Indicates compensatory plan or arrangement

The following Exhibits are being furnished ** as part of this report:

No.	Description
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document **
104	Cover page interactive data file (formatted as inline XBRL and continued in Exhibit 101).
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
March 14, 2023
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Dennis Helf	Director, Chairman	March 14, 2023
Dennis Helf

/s/ David W. Freeman	Chief Executive Officer,	March 14, 2023
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 14, 2023
Autumn R. Bayles /s/ Laurie A. Bergman	Director	March 14, 2023
Laurie A Bergman /s/ Randy S. Bimes	Director	March 14, 2023
Randy S. Bimes

/s/ Thomas J. Bisko	Director	March 14, 2023
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 14, 2023
Kenneth F. Brown, Jr.

/s/ Jennifer L. Mann	Director	March 14, 2023
Jennifer L. Mann

/s/ Ranajoy Ray-Chaudhuri	Director	March 14, 2023
Ranajoy Ray-Chaudhuri

/s/ W. Randall Stauffer	Director	March 14, 2023
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 14, 2023
Scott R. Stevenson

/s/ Jeffrey Lehocky	Chief Financial Officer	March 14, 2023
Jeffrey Lehocky	(Principal Financial Officer)

/s/ Mary E. Liddle	Chief Accounting Officer	March 14, 2023
Mary E. Liddle	(Principal Accounting Officer)