Form 10-Q
period 2023-03-31
QNB CORP
filed 2023-05-10
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common Stock, par value $0.625	3,597,345

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED March 31, 2023

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$11,452	$14,657
Interest-bearing deposits in banks	2,749	1,242
Total cash and cash equivalents	14,201	15,899
Investments:
Available-for-sale (amortized cost $629,187 and $649,217)	537,904	546,525
Equity securities (cost of $11,885 and $12,091)	11,908	12,056
Restricted investment in stocks	2,098	5,193
Loans held-for-sale	388	—
Loans receivable	1,011,956	1,039,385
Allowance for credit losses on loans	(8,191)	(10,531)
Loans receivable, net	1,003,765	1,028,854
Bank-owned life insurance	11,712	11,625
Premises and equipment, net	15,557	15,463
Accrued interest receivable	3,425	5,038
Net deferred tax assets	20,169	23,077
Other assets	5,372	4,767
Total assets	$1,626,499	$1,668,497

Liabilities
Deposits
Demand, non-interest bearing	$212,259	$231,849
Interest-bearing demand	430,737	452,927
Money market	143,790	127,043
Savings	387,788	431,101
Time less than $100	104,460	91,329
Time $100 through $250	112,608	59,650
Time greater than $250	32,948	24,470
Total deposits	1,424,590	1,418,369
Short-term borrowings	110,192	161,327
Long-term debt	—	10,000
Accrued interest payable	923	467
Other liabilities	6,920	7,376
Total liabilities	1,542,625	1,597,539

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,806,031 shares and 3,796,948
shares issued; 3,597,345 and 3,588,262 shares outstanding	2,379	2,373
Surplus	25,048	24,798
Retained earnings	132,598	128,951
Accumulated other comprehensive loss, net of tax	(72,114)	(81,127)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	83,874	70,958
Total liabilities and shareholders' equity	$1,626,499	$1,668,497

2

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data - unaudited)	2023	2022
Interest income
Interest and fees on loans	$12,714	$9,003
Interest and dividends on available-for-sale & equity securities:
Taxable	2,279	2,274
Tax-exempt	374	517
Interest on interest-bearing balances and other interest income	96	15
Total interest income	15,463	11,809
Interest expense
Interest on deposits
Interest-bearing demand	1,377	237
Money market	342	106
Savings	1,077	321
Time less than $100	382	184
Time of $100 through $250	727	85
Time greater than $250	123	42
Interest on short-term borrowings	995	59
Interest on long-term debt	23	39
Total interest expense	5,046	1,073
Net interest income	10,417	10,736
(Reversal) provision for credit losses	(1,805)	—
Net interest income after provision for loan losses	12,222	10,736
Non-interest income
Net (loss) gain on sales and calls of available-for-sale and equity securities	(465)	36
Unrealized gain (loss) on investment equity securities	57	(8)
Fees for services to customers	402	384
ATM and debit card	659	641
Retail brokerage and advisory	234	205
Bank-owned life insurance	86	81
Merchant	93	95
Net gain on sale of loans	6	—
Other	147	177
Total non-interest income	1,219	1,611
Non-interest expense
Salaries and employee benefits	4,563	4,266
Net occupancy	540	578
Furniture and equipment	837	687
Marketing	203	194
Third party services	609	667
Telephone, postage and supplies	167	194
State taxes	124	272
FDIC insurance premiums	175	217
Other	982	738
Total non-interest expense	8,200	7,813
Income before income taxes	5,241	4,534
Provision for income taxes	1,123	824
Net income	$4,118	$3,710
Earnings per share - basic	$1.15	$1.04
Earnings per share - diluted	$1.15	$1.04
Cash dividends per share	$0.37	$0.36
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2023			2022
For the Three Months Ended March 31,	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$5,241	$1,123	$4,118	$4,534	$824	$3,710
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	11,152	2,342	8,810	(46,331)	(9,731)	(36,600)
Reclassification adjustment for losses (gains) included in net income	257	54	203	(1)	—	(1)
Other comprehensive income (loss):	11,409	2,396	9,013	(46,332)	(9,731)	(36,601)
Total comprehensive income (loss)	$16,650	$3,519	$13,131	$(41,798)	$(8,907)	$(32,891)

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2023 and 2022

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2023	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958
Cumulative change in accounting principle		—	—	857	—	—	857
Balance at Janaury 2, 2023 (as adjusted for change in acounting principle)		2,373	24,798	129,808	(81,127)	(4,037)	71,815
Net income		—	—	4,118	—	—	4,118
Other comprehensive income, net of tax		—	—	—	9,013	—	9,013
Cash dividends declared ($0.37 per share)		—	—	(1,328)	—	—	(1,328)
Stock issued in connection with dividend reinvestment and stock purchase plan	9,083	6	230	—	—	—	236
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock-based compensation expense		—	20	—	—	—	20
Balance, March 31, 2023	3,597,345	$2,379	$25,048	$132,598	$(72,114)	$(4,037)	$83,874

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2022	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494
Net income		—	—	3,710	—	—	3,710
Other comprehensive loss, net of tax		—	—	—	(36,601)	—	(36,601)
Cash dividends declared ($0.36 per share)		—	—	(1,279)	—	—	(1,279)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,177	4	223	—	—	—	227
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	—	—	—	—	—	—	—
Stock-based compensation expense		—	22	—	—	—	22
Treasury stock purchase	(2,000)	—	—	—	—	(75)	(75)
Balance, March 31, 2022	3,557,806	$2,354	$23,928	$120,594	$(40,341)	$(4,037)	$102,498

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Three Months Ended March 31,	2023	2022
Operating Activities
Net income	$4,118	$3,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	419
Provision for credit losses	(1,805)	—
Net loss (gain) on calls and sales of debt and equity securities	465	(36)
Net unrealized gain (loss) on equity securities	(57)	8
Net gain on sale of loans	(6)	—
Proceeds from sales of residential mortgages held-for-sale	388	—
Origination of residential mortgages held-for-sale	(770)	—
Increase in cash surrender value of bank-owned life insurance	(86)	(81)
Stock-based compensation expense	20	22
Deferred income tax provision	284	131
Net decrease in income taxes payable	(284)	(385)
Net decrease in accrued interest receivable	1,613	323
Amortization of mortgage servicing rights and change in valuation allowance	11	15
Net amortization of premiums and discounts on investment securities	482	643
Net increase (decrease) in accrued interest payable	456	(34)
Operating lease payments	(156)	(154)
Increase in other assets	(343)	(759)
Decrease in other liabilities	(663)	(1,468)
Net cash provided by operating activities	4,079	2,354
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	10,210	21,853
Proceeds from the sale of investments available-for-sale	9,081	—
Proceeds from the sale of equity securities	709	262
Purchases of investments available-for-sale	—	(33,312)
Purchases of equity securities	(712)	(477)
Proceeds from redemption of investment in restricted stock	4,944	1,827
Purchases of restricted stock	(1,849)	(1,835)
Net decrease in loans	27,961	148
Net purchases of premises and equipment	(115)	(93)
Net cash provided by (used in) investing activities	50,229	(11,627)
Financing Activities
Net decrease in non-interest bearing deposits	(19,590)	(982)
Net increase in interest-bearing deposits	25,811	2,990
Net (decrease) increase in short-term borrowings	(51,135)	8,262
Repayment of long-term debt	(10,000)	—
Cash dividends paid, net of reinvestment	(1,151)	(1,131)
Purchase of treasury shares	—	(75)
Proceeds from issuance of common stock	59	79
Net cash (used in) provided by financing activities	(56,006)	9,143
Decrease in cash and cash equivalents	(1,698)	(130)
Cash and cash equivalents at beginning of year	15,899	13,390
Cash and cash equivalents at end of period	$14,201	$13,260
Supplemental Cash Flow Disclosures
Interest paid	$4,590	$1,106
Net income taxes paid	1,123	1,078
Non-cash transactions:
Cumulative change in accounting principal	857	—
Right-of-use assets obtained in exchange for new operating lease liabilities	369	43
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2022 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), as amended ("ASU 326"), which replaces the incurred loss methodology with an expected credit losses (“CECL”) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The measurement under CECL is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Additionally, ASU 326 made changes to the accounting for available-for-sale debt securities, requiring credit losses to be presented as an allowance rather as a write-down on available-for-sale debt securities management does not intend to sell or believes it is more-likely-than-not they will be required to sell. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable is reported as a component of accrued interest receivable on the Consolidated Statement of Financial Condition.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 31, 2022 are presented under ASU 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net increase of $857,000 to retained earnings as of January 1, 2023 for the cumulative effect of adopting ASU 326.

The following table illustrates the impact of ASC 326:

January 1, 2023
	As Reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Commercial loans:
Revolving real estate secured by 1-4 family properties	$5,255	$—	$5,255
Retail loans:
1-4 family residential mortgages	105,524	105,654	(130)
Construction-individual	130	—	130
Revolving home equity secured by 1-4 family properties	36,732	41,987	(5,255)
Allowance for credit losses on loans (ACL):
Commercial:
Commercial and industrial	(1,246)	(1,316)	70
Construction and land development	(745)	(755)	10
Real estate secured by multi-family properties	(1,679)	(995)	(684)
Real estate secured by owner-occupied properties	(1,175)	(1,549)	374
Real estate secured by other commercial properties	(1,330)	(2,458)	1,128
Revolving real estate secured by 1-4 family properties-business	(32)	(25)	(7)
Real estate secured by 1st lien on 1-4 family properties-business	(1,700)	(1,210)	(490)
Real estate secured by junior lien on 1-4 family properties-business	(16)	(30)	14
State and political subdivisions	(74)	(94)	20
Retail:
1-4 family residential mortgages	(486)	(682)	196
Construction-individual	(1)	(1)	—
Revolving home equity secured by 1-4 family properties-personal	(292)	(299)	7
Real estate secured by 1st lien on 1-4 family properties-personal	(72)	(57)	(15)
Real estate secured by junior lien on 1-4 family properties-personal	(84)	(55)	(29)
Student loans	(466)	(454)	(12)
Overdrafts	(11)	(8)	(3)
Other consumer	(33)	(41)	8
Unallocated	—	(502)	502
Total ACL	(9,442)	(10,531)	1,089
Deferred tax assets	4,540	4,767	(227)
Liabilities:
Allowance for credit losses on unused commitments	$122	$117	$5
Equity:
Retained earnings	$129,808	$128,951	$857

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

Stock-based compensation expense was $20,000 and $22,000 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was approximately $236,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 59 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. The 2015 Plan was amended, effective January 1 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. As of March 31, 2023, there were 212,550 options granted, 120,875 options forfeited, 20,825 options exercised, and 121,550 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Three Months Ended March 31,	2023	2022
Risk free interest rate	3.64%	1.25%
Dividend yield	4.80%	3.64%
Volatility	20.36%	22.68%
Expected life (years)	8.35	4.05

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the three months ended March 31, 2023 and 2022 was $4.11 and $5.20, respectively.

Stock option activity during the three months ended March 31, 2023 and 2022 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	109,150	$37.65
Granted	35,000	29.51
Exercised	—	—
Forfeited	(22,600)	43.15
Outstanding at March 31, 2023	121,550	$34.29	4.59	$—
Exercisable at March 31, 2023	41,375	$37.37	1.35	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	113,950	$37.58
Granted	29,350	37.26
Exercised	—	—
Forfeited	(21,250)	37.69
Outstanding at March 31, 2022	122,050	$37.49	3.01	$117
Exercisable at March 31, 2022	44,500	$40.86	1.39	$—

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted earnings per share - net income	$4,118	$3,710
Denominator for basic earnings per share - weighted average shares outstanding	3,588,363	3,552,854
Effect of dilutive securities - employee stock options	—	1,602
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,588,363	3,554,456
Earnings per share - basic	$1.15	$1.04
Earnings per share - diluted	1.15	1.04

There were 121,550 and 92,200 stock options that were anti-dilutive for the three-month periods ended March 31, 2023 and 2022, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 29, 2021 to up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 0 and 2,000 shares repurchased during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Unrealized net holding losses on available-for-sale securities	$(91,283)	$(102,692)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Accumulated other loss	(91,283)	(102,692)
Tax effect	19,169	21,565
Accumulated other comprehensive loss, net of tax	$(72,114)	$(81,127)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2023	2022	Affected line item in statement of income
Unrealized net holding (losses) gains on available-for-sale securities	$(257)	$1	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
	(257)	1
Tax effect	54	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive (loss) income, net of tax	$(203)	$1	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2023 and December 31, 2022 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2023	value	gains	losses	cost
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	88,701	—	(13,243)	101,944
State and municipal	89,917	—	(19,514)	109,431
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	252,984	—	(41,314)	294,298
Collateralized mortgage obligations (CMOs)	100,083	—	(16,800)	116,883
Corporate debt	6,219	—	(412)	6,631
Total investment debt securities available-for-sale	$537,904	$—	$(91,283)	$629,187

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2022	value	gains	losses	cost
U.S. Treasuries	$301	$2	$—	$299
U.S. Government agency	86,709	—	(15,233)	101,942
State and municipal	95,367	—	(23,494)	118,861
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	256,161	—	(45,303)	301,464
Collateralized mortgage obligations (CMOs)	101,672	—	(18,338)	120,010
Corporate debt	6,315	—	(326)	6,641
Total investment debt securities available-for-sale	$546,525	$2	$(102,694)	$649,217

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2023 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

March 31, 2023	Fair value	Amortized cost
Due in one year or less	$329	$338
Due after one year through five years	114,266	126,292
Due after five years through ten years	344,044	405,060
Due after ten years	79,265	97,497
Total investment debt securities available-for-sale	$537,904	$629,187

Proceeds from sales of investment securities available-for-sale were approximately $9,081,000 and $0 for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023 and December 31, 2022, investment securities available-for-sale totaling approximately $283,019,000 and $237,645,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended March 31,
	2023	2022
Gross realized gains	$—	$1
Gross realized losses	(257)	—
Other-than-temporary impairment	—	—
Total net gains (losses) on AFS securities	$(257)	$1

The tax applicable to the net realized gains for both of the three-month periods ended March 31, 2023 and 2022 was $54,000 and $0, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires an assessment of whether QNB intends to sell or it is more likely than not that QNB will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that QNB does not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that it will fully collect the carrying value of securities on which it has recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three months ended March 31, 2023 and 2022, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	securities	value	losses	value	losses	value	losses
U.S. Government agency	46	$—	$—	$88,701	$(13,243)	$88,701	$(13,243)
State and municipal	192	4,746	(223)	85,171	(19,291)	89,917	(19,514)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	191	4,584	(295)	248,400	(41,019)	252,984	(41,314)
Collateralized mortgage obligations (CMOs)	128	8,213	(534)	91,870	(16,266)	100,083	(16,800)
Corporate debt	4	2,909	(91)	3,310	(321)	6,219	(412)
Total	561	$20,452	$(1,143)	$517,452	$(90,140)	$537,904	$(91,283)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	securities	value	losses	value	losses	value	losses
U.S. Government agency	46	$3,647	$(353)	$83,062	$(14,880)	$86,709	$(15,233)
State and municipal	216	50,156	(7,816)	45,210	(15,678)	95,366	(23,494)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	197	58,811	(6,775)	197,351	(38,528)	256,162	(45,303)
Collateralized mortgage obligations (CMOs)	129	35,797	(3,983)	65,875	(14,355)	101,672	(18,338)
Corporate debt	4	6,262	(318)	53	(8)	6,315	(326)
Total	592	$154,673	$(19,245)	$391,551	$(83,449)	$546,224	$(102,694)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2023 in U.S. Treasury, U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of March 31, 2023. This security has a total amortized cost of approximately $61,000 and a fair value of $52,000. The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At March 31, 2023 and December 31, 2022, the Company had $11,908,000 and $12,056,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,

	2023	2022
Net (loss) gains recognized during the period on equity securities	$(151)	$27
Less: Net (losses) gains recognized during the period on equity securities sold during the period	(208)	35
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$57	$(8)

Taxes applicable to the net losses recognized for the three months ended March 31, 2023 resulted in an expense of $44,000 compared to a net gain of $8,000 recognized for the three months ended March 31, 2022. Proceeds from sales of investment equity securities were $709,000 and $262,000 for the three months ended March 31, 2023 and 2022, respectively.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,086,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B stock with a carrying cost of $0 and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at March 31, 2023. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for OTTI periodically. As of March 31, 2023, there was no OTTI associated with these shares.

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

The Company maintains an allowance for credit losses on loans, which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased or decreased by the provision (reversal) for loan losses and increased by recoveries of previous losses. The provisions or reversals for credit losses are charged to earnings to bring the total allowance for loan losses to a level considered necessary by management.

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist; these pools are identified in the first table below. The Company establishes a general valuation allowance for performing loans, including non-accrual student loans. QNB calculates each segment's historical loss rate using a full economic cycle of loan balance and historical loss experienced. The level of the allowance is determined by assigning specific reserves to all non-accrual loans, except the homogeneous pool of student loans which are measured in the general reserve. An allowance on these non-accrual loans is established when the discounted cash flows (or collateral value) of the loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general component is adjusted for qualitative factors. These qualitative risk factors include:

1.
Concentrations: The Company adjusts historic loss for concentrations in the current portfolio that were not present during the down-turn of economic cycle.
2.
Economic Forecast: The Company utilizes an entire economic cycle of data to determine loss rates by segment. This approach reflects an inherent reversion to the historical losses during life of the loans within the pool considering prepayments and loss experience throughout an entire economic cycle. However, the Company feels it is prudent to maintain a floor in its model to assure that there is enough reserve on hand to sustain any losses upon an upcoming recession.

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Company’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collectability. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent firm reviews risk assessment and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for credit losses on loans in accordance with U.S. GAAP. If circumstances differ substantially from the current calculation, future adjustments to the allowance for credit losses on loans may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

Major classes of loans are as follows:

March 31,
2023
Commercial:
Commercial and industrial	$144,909
Construction and land development	59,639
Real estate secured by multi-family properties	98,886
Real estate secured by owner-occupied properties	156,812
Real estate secured by other commercial properties	257,944
Revolving real estate secured by 1-4 family properties-business	6,552
Real estate secured by 1st lien on 1-4 family properties-business	96,703
Real estate secured by junior lien on 1-4 family properties-business	3,457
State and political subdivisions	20,078
Retail:
1-4 family residential mortgages	106,758
Construction-individual	152
Revolving home equity secured by 1-4 family properties-personal	34,454
Real estate secured by 1st lien on 1-4 family properties-personal	10,697
Real estate secured by junior lien on 1-4 family properties-personal	11,355
Student loans	1,917
Overdrafts	103
Other consumer	1,736
Total loans	1,012,152
Net unearned (fees) costs	(196)
Allowance for credit losses on loans	(8,191)
Loans receivable, net	$1,003,765

December 31,
2022
Commercial:
Commercial and industrial	$160,875
Construction	62,955
Secured by commercial real estate	518,070
Secured by residential real estate	103,419
State and political subdivisions	20,971
Retail:
1-4 family residential mortgages	105,654
Home equity loans and lines	63,580
Consumer	4,113
Total loans	1,039,637
Net unearned (fees) costs	(252)
Allowance for loan losses	(10,531)
Loans receivable, net	$1,028,854

Overdrafts are reclassified as loans and at December 31, 2022 are included in consumer loans above and total loans receivable on the Consolidated Balance Sheets. At December 31, 2022, overdrafts were approximately $132,000. Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

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

1.
Excellent - no apparent risk
2.
Good - minimal risk
3.
Acceptable - lower risk
4.
Acceptable - average risk
5.
Acceptable – higher risk
6.
Pass watch
7.
Special Mention - potential weaknesses
8.
Substandard - well defined weaknesses
9.
Doubtful - full collection unlikely
10.
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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2023 and December 31, 2022:

	Term Loans by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$3,608	$16,665	$10,412	$8,233	$7,095	$8,984	$87,955	$142,952
Special mention	—	—	—	—	—	—	28	28
Substandard	—	179	—	4	24	242	1,480	1,929
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$3,608	$16,844	$10,412	$8,237	$7,119	$9,226	$89,463	$144,909
Construction and land development:
Risk rating
Pass	$6,821	$27,572	$13,172	$3,441	$4,160	$4,424	$—	$59,590
Special mention	—	—	—	—	—	49	—	49
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$6,821	$27,572	$13,172	$3,441	$4,160	$4,473	$—	$59,639
Real estate secured by multi-family properties:
Risk rating
Pass	$100	$27,489	$23,048	$10,258	$6,005	$29,533	$—	$96,433
Special mention	—	—	—	—	718	1,735	—	2,453
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$100	$27,489	$23,048	$10,258	$6,723	$31,268	$—	$98,886
Real estate secured by owner-occupied properties:
Risk rating
Pass	$1,338	$27,684	$29,038	$19,841	$12,403	$59,744	$—	$150,048
Special mention	—	—	127	—	—	—	—	127
Substandard	—	—	6	—	—	6,631	—	6,637
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$1,338	$27,684	$29,171	$19,841	$12,403	$66,375	$—	$156,812
Real estate secured by other commercial properties:
Risk rating
Pass	$7,015	$45,257	$46,480	$20,637	$32,055	$102,370	$—	$253,814
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,130	—	4,130
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$7,015	$45,257	$46,480	$20,637	$32,055	$106,500	$—	$257,944

	Term Loans by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$6,552	$6,552
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$6,552	$6,552
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$2,170	28,943	21,342	11,431	9,148	22,722	—	95,756
Special mention	—	193	139	—	—	—	—	332
Substandard	—	—	—	—	455	160	—	615
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$2,170	$29,136	$21,481	$11,431	$9,603	$22,882	$—	$96,703
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$306	$632	$567	$633	$45	$1,006	$—	$3,189
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	268	—	268
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$306	$632	$567	$633	$45	$1,274	$—	$3,457
State and political subdivisions:
Risk rating
Pass	$—	$40	$5,017	$25	$5,931	$9,065	$—	$20,078
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$—	$40	$5,017	$25	$5,931	$9,065	$—	$20,078
Total Commercial Loans:
Risk rating
Pass	21,358	174,282	149,076	74,499	76,842	237,848	94,507	828,412
Special mention	—	193	266	—	718	1,784	28	2,989
Substandard	—	179	6	4	479	11,431	1,480	13,579
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$21,358	$174,654	$149,348	$74,503	$78,039	$251,063	$96,015	$844,980

December 31, 2022	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$157,914	$23	$2,938	$—	$160,875
Construction	62,955	—	—	—	62,955
Secured by commercial real estate	505,657	2,597	9,816	—	518,070
Secured by residential real estate	102,295	194	930	—	103,419
State and political subdivisions	20,971	—	—	—	20,971
Total	$849,792	$2,814	$13,684	$—	$866,290

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2023 and December 2022:

	Term Loans by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$3,029	$15,329	$33,433	$21,625	$4,797	$28,097	$—	$106,310
Nonperforming	—	—	—	—	—	448	—	448
Total 1-4 family residential mortgages	$3,029	$15,329	$33,433	$21,625	$4,797	$28,545	$—	$106,758
Construction-individual:
Payment performance
Performing	$—	$—	$152	$—	$—	$—	$—	$152
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$152	$—	$—	$—	$—	$152
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$34,271	$34,271
Nonperforming	—	—	—	—	—	—	183	183
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$34,454	$34,454
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$639	$1,771	$3,486	$1,117	$1,109	$2,438	$—	$10,560
Nonperforming	—	—	—	—	—	137	—	137
Total real estate secured by 1st lien Real estate secured by 1st lien on 1-4 family properties-personal	$639	$1,771	$3,486	$1,117	$1,109	$2,575	$—	$10,697
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$946	$1,887	$2,613	$1,510	$766	$3,633	$—	$11,355
Nonperforming	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-personal	$946	$1,887	$2,613	$1,510	$766	$3,633	$—	$11,355
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,900	$—	$1,900
Nonperforming	—	—	—	—	—	17	—	17
Total student loans	$—	$—	$—	$—	$—	$1,917	$—	$1,917
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$103	$103
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$103	$103
Other consumer:
Payment performance
Performing	$163	$474	$446	$175	$155	$78	$202	$1,693
Nonperforming	—	—	—	—	—	43	—	43
Total other consumer	$163	$474	$446	$175	$155	$121	$202	$1,736
Total Retail Loans:
Payment performance
Performing	$4,777	$19,461	$40,130	$24,427	$6,827	$36,146	$34,576	$166,344
Nonperforming	—	—	—	—	—	645	183	828
Total Retail Loans	$4,777	$19,461	$40,130	$24,427	$6,827	$36,791	$34,759	$167,172

December 31, 2022	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$104,933	$721	$105,654
Home equity loans and lines	62,900	680	63,580
Consumer	4,023	90	4,113
Total	$171,856	$1,491	$173,347

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2023 and December 31, 2022:

March 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$40	$—	$—	$40	$144,869	$144,909
Construction and land development	—	—	—	—	59,639	59,639
Real estate secured by multi-family properties	—	—	—	—	98,886	98,886
Real estate secured by owner-occupied properties	2,978	—	—	2,978	153,834	156,812
Real estate secured by other commercial properties	1,588	—	—	1,588	256,356	257,944
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	6,552	6,552
Real estate secured by 1st lien on 1-4 family properties-business	—	—	9	9	96,694	96,703
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,457	3,457
State and political subdivisions	—	—	—	—	20,078	20,078
Retail:
1-4 family residential mortgages	1,130	—	116	1,246	105,512	106,758
Construction-individual	—	—	—	—	152	152
Revolving home equity secured by 1-4 family properties-personal	—	53	—	53	34,401	34,454
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	101	101	10,596	10,697
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19	11,336	11,355
Student loans	—	—	—	—	1,917	1,917
Overdrafts	16	6	—	22	81	103
Other consumer	9	—	—	9	1,727	1,736
Total	$5,780	$59	$226	$6,065	$1,006,087	$1,012,152

December 31, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2,288	$1	$596	$2,885	$157,990	$160,875
Construction	—	—	—	—	62,955	62,955
Secured by commercial real estate	—	—	—	—	518,070	518,070
Secured by residential real estate	—	—	30	30	103,389	103,419
State and political subdivisions	—	—	—	—	20,971	20,971
Retail:
1-4 family residential mortgages	1,139	—	127	1,266	104,388	105,654
Home equity loans and lines	21	—	10	31	63,549	63,580
Consumer	20	11	—	31	4,082	4,113
Total	$3,468	$12	$763	$4,243	$1,035,394	$1,039,637

As previously discussed, the Company maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. When placing a loan on non-accrual status, management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. All non-accrual loans, except student loans, are individually evaluated for an ACL. This ACL is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for credit loss is established for a non-accrual loan if its carrying value exceeds its estimated fair value. The estimated fair values of the majority of the Company’s non-accrual loans are measured based on the estimated fair value of the loan’s collateral.

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.The following table disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2023:

March 31, 2023	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$391	$391
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	825	—	825
Real estate secured by other commercial properties	—	2,263	—	2,263
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	9	—	9
Real estate secured by junior lien on 1-4 family properties-business	—	—	245	245
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	448	—	448
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	25	158	183
Real estate secured by 1st lien on 1-4 family properties-personal	—	137	—	137
Real estate secured by junior lien on 1-4 family properties-personal	—	—		—
Student loans	—	17	—	17
Other consumer	—	43	—	43
Total	$—	$3,767	$794	$4,561

QNB recognized interest income of $14,000 on non-accrual loans during the three months ended March 31, 2023.

The following table presents the collateral-dependent loans by loan category at March 31, 2023:

March 31, 2023	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$294	$97	$391
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	825	—	—	825
Real estate secured by other commercial properties	2,263	—	—	2,263
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	9			9
Real estate secured by junior lien on 1-4 family properties-business	—	—	245	245
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	448	—	—	448
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	68	—	115	183
Real estate secured by 1st lien on 1-4 family properties-personal	137	—	—	137
Real estate secured by junior lien on 1-4 family properties-personal	—	—	—	—
Other consumer	—	43	—	43
Total	$3,750	$337	$457	$4,544

(1) Secured by business assets, personal property and equipment or guarantees

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2022:

December 31, 2022	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$—	$3,369
Construction	—	—
Secured by commercial real estate	—	2,279
Secured by residential real estate	—	391
State and political subdivisions	—	—
Retail:
1-4 family residential mortgages	—	721
Home equity loans and lines	—	680
Consumer	—	90
Total	$—	$7,530

The following table present the balance in the allowance for loan losses at December 31, 2022 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2022	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,316	$125	$1,191	$160,875	$1,821	$159,054
Construction	755	—	755	62,955	—	62,955
Secured by commercial real estate	5,002	131	4,871	518,070	5,309	512,761
Secured by residential real estate	1,240	321	919	103,419	1,362	102,057
State and political subdivisions	94	—	94	20,971	—	20,971
Retail:
1-4 family residential mortgages	683	—	683	105,654	628	105,026
Home equity loans and lines	437	119	318	63,580	402	63,178
Consumer	502	—	502	4,113	45	4,068
Unallocated	502	N/A	N/A	N/A	N/A	N/A
Total	$10,531	$696	$9,333	$1,039,637	$9,567	$1,030,070

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of December 31, 2022:

	December 31, 2022
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$1,402	$1,694
Construction	—	—
Secured by commercial real estate	2,198	2,608
Secured by residential real estate	430	482
Retail:
1-4 family residential mortgages	628	678
Home equity loans and lines	240	296
Consumer	45	62
Total	$4,943	$5,820

With an allowance recorded:
Commercial:
Commercial and industrial	$419	$601	$125
Construction	—	—	—
Secured by commercial real estate	3,111	3,312	131
Secured by residential real estate	932	1,065	321
Retail:
1-4 family residential mortgages	—	—	—
Home equity loans and lines	162	191	119
Consumer	—	—	—
Total	$4,624	$5,169	$696

Total:
Commercial:
Commercial and industrial	$1,821	$2,295	$125
Construction	—	—	—
Secured by commercial real estate	5,309	5,920	131
Secured by residential real estate	1,362	1,547	321
Retail:
1-4 family residential mortgages	628	678	—
Home equity loans and lines	402	487	119
Consumer	45	62	—
Total	$9,567	$10,989	$696

Activity in the allowance for credit losses on loans for the three months ended March 31, 2023 and 2022 are as follows:

For the Three Months Ended March 31, 2023	Beginning balance prior to adoption of ASC 326	Impact of adopting ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,316	$(70)	$(940)	$—	$593	$899
Construction and land development	755	(10)	4	—	—	749
Real estate secured by multi-family properties	995	684	(102)	—	—	1,577
Real estate secured by owner-occupied properties	1,549	(374)	(203)	—	—	972
Real estate secured by other commercial properties	2,458	(1,128)	(239)	—	—	1,091
Revolving real estate secured by 1-4 family properties-business	25	7	2	—	—	34
Real estate secured by 1st lien on 1-4 family properties-business	1,210	490	(430)	—	3	1,273
Real estate secured by junior lien on 1-4 family properties-business	30	(14)	242	—	—	258
State and political subdivisions	94	(20)	(19)	—	—	55
Retail:
1-4 family residential mortgages	682	(196)	(81)	—	—	405
Construction-individual	1	-	-	—	—	1
Revolving home equity secured by 1-4 family properties-personal	299	(7)	(43)	—	—	249
Real estate secured by 1st lien on 1-4 family properties-personal	57	15	(8)	—	—	64
Real estate secured by junior lien on 1-4 family properties-personal	55	29	(9)	—	2	77
Student loans	454	12	(17)	(3)	2	448
Overdrafts	8	3	31	(43)	10	9
Other consumer	41	(8)	29	(32)	—	30
Unallocated	502	(502)	-	N/A	N/A	—
Total	$10,531	$(1,089)	$(1,783)	$(78)	$610	$8,191

For the Three Months Ended March 31, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(658)	$—	$32	$3,424
Construction	346	43	—	—	389
Secured by commercial real estate	3,736	417	—	—	4,153
Secured by residential real estate	871	270	(38)	19	1,122
State and political subdivisions	89	(1)	—	—	88
Retail:
1-4 family residential mortgages	533	32	—	—	565
Home equity loans and lines	386	(22)	(12)	6	358
Consumer	265	356	(111)	34	544
Unallocated	550	21	N/A	N/A	571
Total	$10,826	$458	$(161)	$91	$11,214

The Company had extended, restructured, or otherwise modified the terms of loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that had been experiencing financial difficulties. A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company granted a concession to the borrower because of the borrower’s financial condition that it would not have otherwise considered. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans classified as TDRs are considered non-performing.

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

Since the implementation of ASU 326 on January 1, 2023, the Company measures loan modifications to borrowers in financial distress as either a TDR or a troubled debt modification ("TDM"). If the modification is not considered a TDR it is further analyzed for consideration as a TDM. A TDM could involve principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or exchanging or paying off existing debt for new debt with the Company. Any amount forgiven would be charged to the allowance for credit losses.

There were no loans modified as TDRs or TDMs in 2023. The Company closely monitors the performance of loans that are modified to understand the effectiveness of its modification efforts. There were no payment default (60 days or more past due) during the three months ended March 31, 2023 and 2022, respectively, on loans modified within 12 months prior to March 31, 2023 and 2022, respectively.

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,224,000 and $4,301,000 as of March 31, 2023 and December 31, 2022, respectively. Non-performing TDRs totaled $333,000 and $371,000 as of March 31, 2023 and December 31, 2022, respectively. Non-accrual TDRs are included in the specific reserve calculation in 2023. All TDRs were included in the specific reserve calculation for 2022.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated. There were no loans modified as TDMs during the period.

	March 31, 2023		December 31, 2022
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$4,312	$—	$1,272	$—
TDRs with an allowance recorded	245	245	3,400	392
Total	$4,557	$245	$4,672	$392

As of March 31, 2023 and December 31, 2022, QNB had $7,000 and $5,000, respectively, in commitments to lend additional funds to customers with loans whose terms have been modified as TDRs. There were no charge-offs during the three months ended March 31, 2023 and 2022, resulting from loans previously modified as TDRs.

The Company has one loan secured by residential real estate for which foreclosure proceedings are in process at March 31, 2023 with a total recorded investment of $116,000.
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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2023:

March 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agency securities	—	88,701	—	88,701
State and municipal securities	—	89,917	—	89,917
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	252,984	—	252,984
Collateralized mortgage obligations (CMOs)	—	100,083	—	100,083
Corporate debt securities	—	6,167	52	6,219
Total debt securities available-for-sale	—	537,852	52	537,904
Equity securities	11,908	—	—	11,908
Total recurring fair value measurements	$11,908	$537,852	$52	$549,812

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$337	$337
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$338	$338
*Impairment

December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Treasuries	$—	$301	$—	$301
U.S. Government agency securities	—	86,709	—	86,709
State and municipal securities	—	95,367	—	95,367
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	256,161	—	256,161
Collateralized mortgage obligations (CMOs)	—	101,672	—	101,672
Corporate debt securities	—	6,262	53	6,315
Total debt securities available-for-sale	—	546,472	53	546,525
Equity securities	12,056	—	—	12,056
Total recurring fair value measurements	$12,056	$546,472	$53	$558,581

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$3,928	$3,928
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$3,929	$3,929
*Impairment

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three months ended March 31, 2023. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month period ended March 31, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2023	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$43	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Impaired loans	294	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2 to 28 years
				Prepayment speeds		118% to 254%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2022	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$3,634	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -100%
				Liquidation expenses	(3)	-10%
Impaired loans	294	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2 to 28 years
				Prepayment speeds		113% to 235%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2023 and 2022:

	Fair value measurements using significant unobservable inputs (Level 3)
	2023	2022
Balance, January 1,	$53	$75
Payments received	—	(22)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	(1)	—
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$52	$53

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at March 31, 2023 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2023;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 7.67% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2023 and December 31, 2022:

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

Restricted investment in stocks (carried at cost): The fair value of stock in Atlantic Community Bankers Bank, the Federal Home Loan Bank, VISA Class B and SHCPFIC is the carrying amount, based on redemption provisions, and considers the limited marketability of and restrictions on such securities.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2023	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$14,201	$14,201	$14,201	$—	$—
Investment securities:
Available-for-sale	537,904	537,904	—	537,852	52
Equities	11,908	11,908	11,908	—	—
Restricted investment in stocks	2,098	2,098	—	2,098	—
Loans held for sale	388	389	—	389	—
Net loans	1,003,765	980,285	—	—	980,285
Mortgage servicing rights	460	621	—	—	621
Accrued interest receivable	3,425	3,425	—	3,425	—

Financial liabilities
Deposits with no stated maturities	$1,174,574	$1,174,574	$1,174,574	$—	$—
Deposits with stated maturities	250,016	244,751	—	244,751	—
Short-term borrowings	110,192	110,192	110,192	—	—
Long-term debt	—	—	—	—	—
Accrued interest payable	923	923	—	923	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	83	—	83	—

			Fair value measurements
December 31, 2022	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,899	$15,899	$15,899	$—	$—
Investment securities:
Available-for-sale	546,525	546,525	—	546,472	53
Equities	12,056	12,056	12,056	—	—
Restricted investment in stocks	5,193	5,193	—	5,193	—
Net loans	1,028,854	1,001,103	—	—	1,001,103
Mortgage servicing rights	469	638	—	—	638
Accrued interest receivable	5,038	5,038	—	5,038	—

Financial liabilities
Deposits with no stated maturities	$1,242,920	$1,242,920	$1,242,920	$—	$—
Deposits with stated maturities	175,449	168,554	—	168,554	—
Short-term borrowings	161,327	161,327	161,327	—	—
Long-term debt	10,000	10,000	10,000	—	—
Accrued interest payable	467	467	—	467	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	69	—	69	—

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

A summary of the Company's financial instrument commitments is as follows:

	March 31,	December 31,
	2023	2022
Commitments to extend credit and unused lines of credit	$389,336	$339,312
Standby letters of credit	20,359	19,512
Total financial instrument commitments	$409,695	$358,824

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $17,633,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2023 and December 31, 2022 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. During the three months ended March 31, 2023, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $369,000.

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

Both the QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2023, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$164,271	13.53%	$97,099	8.00%	$121,374	10.00%
Bank	151,466	12.86	94,219	8.00	117,774	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$155,980	12.85	72,825	6.00	72,825	6.00
Bank	143,175	12.16	70,664	6.00	94,219	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	155,980	12.85	54,618	4.50	N/A	N/A
Bank	143,175	12.16	52,998	4.50	76,553	6.50

Tier 1 capital (to average assets):
The Company	155,980	9.07	68,766	4.00	N/A	N/A
Bank	143,175	8.39	68,249	4.00	85,311	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$162,725	13.19%	$98,701	8.00%	$123,376	10.00%
Bank	149,908	12.52	95,796	8.00	119,746	10.00

Tier 1 capital (to risk-weighted assets):
The Company	152,077	12.33	74,025	6.00	74,025	6.00
Bank	139,260	11.63	71,847	6.00	95,896	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	152,077	12.33	55,519	4.50	N/A	N/A
Bank	139,260	11.63	53,886	4.50	77,835	6.50

Tier 1 capital (to average assets):
The Company	152,077	8.75	69,507	4.00	N/A	N/A
Bank	139,260	8.07	69,009	4.00	86,261	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, including the risk factors identified in Item 1A of QNB’s 2022 Form 10-K, could affect the future financial results of QNB and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized. There were no other-than-temporary impairment charges recorded during the three months ended March 31, 2023 and 2022, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three months ended March 31, 2023 or 2022, respectively.

Allowance for Loan Losses

The Company maintains an allowance for credit losses on loans, which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased or decreased by the provision (reversal) for loan losses and increased by recoveries of previous losses. The allowance for loan losses is calculated with the objective of maintaining a level believed by management to be sufficient to absorb probable known and inherent losses in the outstanding loan portfolio; the provisions or reversals for credit losses are charged to earnings.

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist; these pools are identified in the first table below. The Company establishes a general valuation allowance for performing loans, including non-accrual student loans. QNB calculates each segment's historical loss rate using a full economic cycle of loan balance and historical loss experienced. The level of the allowance is determined by assigning specific reserves to all non-accrual loans, except the homogeneous pool of student loans which are measured in the general reserve. An allowance on these non-accrual loans is established when the discounted cash flows (or collateral value) of the loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general component is adjusted for qualitative factors. These qualitative risk factors include:

1.
Concentrations: The Company adjusts historic loss for concentrations in the current portfolio that were not present during the down-turn of economic cycle.
2.
Economic Forecast: The Company utilizes an entire economic cycle of data to determine loss rates by segment. This approach reflects an inherent reversion to the historical losses during life of the loans within the pool considering prepayments and loss experience throughout an entire economic cycle. However, the Company feels it is prudent to maintain a floor in its model to assure that there is enough reserve on hand to sustain any losses upon an upcoming recession.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2023 of $4,118,000, or $1.15 per share on a diluted basis, compared to net income of $3,710,000, or $1.04 per share on a diluted basis, for the same period in 2022. The Bank contributed $4,287,000 to net income for the three months ended March 31, 2023 compared to $3,708,000 for the same period 2022; and the holding company contributed negative $169,000 to net income for the three months ended March 31, 2023 compared to income of $2,000 for the same period 2022. The results

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

at the Bank were primarily due to the reversal for credit losses in loans of $1,783,000. The results at the holding company are due primarily to the change in the fair value of the equity securities included in the investment portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.97% and 10.81%, respectively, for the quarter ended Mach 31, 2023 compared with 0.90% and 10.60%, respectively, for the quarter ended March 31, 2022.

Total assets as of March 31, 2023 were $1,626,499,000, compared with $1,668,497,000 at December 31, 2022. Loans receivable at March 31, 2023 were $1,011,956,000, a $27,429,000 decrease from $1,039,385,000 at December 31, 2022. Total deposits of $1,424,590,000 at March 31, 2023 increased $6,221,000 compared with total deposits of $1,418,369,000 at December 31, 2022.

Results for the three months ended March 31, 2023 include the following significant components:

•
Net interest income decreased $319,000, or 2.97%, to $10,417,000 for the three months ended March 31, 2023.
•
Net interest margin on a tax-equivalent basis decreased 16 basis points to 2.55% for the quarter compared to 2.71% for the same period in 2022.
•
QNB reversed $1,783,000 in its provision for credit losses on loans for the quarter ended March 31, 2023, compared with no provision for the same period in 2022.
•
Non-interest income decreased $392,000, to $1,219,000 for the first quarter compared with the same period in 2022. Excluding realized and unrealized gains (losses) on securities and gains on sales of loans, non-interest income increased $38,000, or 2.4%, to $1,621,000 for the quarter compared with the same period in 2022.
•
Non-interest expense increased $365,000 to $8,178,000 for the quarter compared to the same period in 2022.
•
Total non-performing loans were $8,785,000, or 0.87% of loans receivable at March 31, 2023, compared to $9,121,000, or 0.88% of loans receivable at December 31, 2022. Loans on non-accrual status were $4,561,000 at March 31, 2023 compared with $4,820,000 at December 31, 2022. Net loan recoveries for the three months ended March 31, 2023 were $532,000, compared with $47,000 for the same period in 2022.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
Total interest income	$15,463	$11,809
Total interest expense	5,046	1,073
Net interest income	10,417	10,736
Tax-equivalent adjustment	150	184
Net interest income (fully taxable-equivalent)	$10,567	$10,920

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities, interest bearing balances at the Federal Reserve Bank and Federal funds sold. Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$269	1.49%	$1	$89	0.74%	$—
U.S. Government agencies	101,943	1.11	283	99,979	1.08	270
State and municipal	111,150	2.23	621	129,790	2.41	781
Mortgage-backed and CMOs	417,137	1.62	1,685	461,137	1.49	1,718
Corporate debt securities	6,636	4.40	73	6,700	4.34	73
Equities	12,096	3.39	101	12,414	3.20	98
Total investment securities	649,231	1.70	2,764	710,109	1.66	2,940
Loans:
Commercial real estate	681,615	4.52	7,602	597,661	4.04	5,957
Residential real estate	105,698	3.55	937	101,431	3.23	818
Home equity loans	56,645	6.23	870	54,618	3.36	453
Commercial and industrial	152,756	8.22	3,096	140,588	4.57	1,585
Consumer loans	4,089	6.73	68	4,735	5.05	59
Tax-exempt loans	20,591	3.49	177	19,569	3.41	165
Total loans, net of unearned income*	1,021,394	5.06	12,750	918,602	3.99	9,037
Other earning assets	7,001	5.71	99	6,689	0.97	16
Total earning assets	1,677,626	3.77	15,613	1,635,400	2.97	11,993
Cash and due from banks	12,881			13,082
Allowance for loan losses	(9,937)			(11,204)
Other assets	38,597			38,107
Total assets	$1,719,167			$1,675,385
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$317,615	0.39%	302	$338,296	0.18%	146
Municipals	111,954	3.89	1,075	116,516	0.32	91
Money market	130,627	1.06	342	141,296	0.30	106
Savings	406,072	1.08	1,077	437,645	0.30	321
Time < $100	101,208	1.53	382	92,692	0.80	184
Time $100 through $250	97,617	3.02	727	48,537	0.71	85
Time > $250	27,723	1.80	123	24,970	0.69	42
Total interest-bearing deposits	1,192,816	1.37	4,028	1,199,952	0.33	975
Short-term borrowings	134,918	2.99	995	71,480	0.33	59
Long-term debt	5,833	1.57	23	10,000	1.57	39
Total interest-bearing liabilities	1,333,567	1.53	5,046	1,281,432	0.34	1,073
Non-interest-bearing deposits	221,948			244,097
Other liabilities	9,149			7,870
Shareholders' equity	154,503			141,986
Total liabilities and shareholders' equity	$1,719,167			$1,675,385
Net interest rate spread		2.24%			2.63%
Margin/net interest income		2.55%	$10,567		2.71%	$10,920

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three months ended March 31, 2023 and 2022.

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

	For the Three Months Ended
	March 31, 2023 compared
	to March 31, 2022
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$1	$1	$—
U.S. Government agencies	13	5	8
State and municipal	(160)	(112)	(48)
Mortgage-backed and CMOs	(33)	(164)	131
Corporate debt securities	—	(1)	1
Equities	3	(3)	6
Total Investment securities (AFS & Equity)	(176)	(274)	98
Loans:
Commercial real estate	1,645	837	808
Residential real estate	119	34	85
Home equity loans	417	17	400
Commercial and industrial	1,511	137	1,374
Consumer loans	9	(8)	17
Tax-exempt loans	12	8	4
Total Loans	3,713	1,025	2,688
Other earning assets	83	1	82
Total interest income	3,620	752	2,868
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	156	(9)	165
Municipals	984	(4)	988
Money market	236	(9)	245
Savings	756	(23)	779
Time < $100	198	17	181
Time $100 through $250	642	85	557
Time > $250	81	5	76
Total interest-bearing deposits	3,053	62	2,991
Short-term borrowings	936	52	884
Long-term debt	(16)	(16)	—
Total interest expense	3,973	98	3,875
Net interest income	$(353)	$654	$(1,007)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the first quarter of 2023 were $1,677,626,000, an increase of $42,226,000, or 2.6%, from the first quarter of 2022, with average loans increasing $102,792,0000, or 11.2%, and average investment securities decreasing $60,878,000, or 8.6%, over the same period in 2022. Cash generated from maturities and sales in the investment portfolio and an increase in borrowed funds of $52,135,000 supported loan growth. Average loans as a percent of average earning assets was 60.9% for the first quarter of 2023, compared with 56.2% for the first quarter of 2022. On the funding side, average deposits decreased $29,285,000, or 2.0%, to $1,414,049,000 for the first quarter of 2023 primarily due to a decrease in non-interest bearing demand products. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements and over-night FHLB borrowings, increased $63,438,000 to $134,918,000 during the first quarter of 2023 compared to $71,480,000 for the same period in 2022.

The net interest margin for the first quarter of 2023 decreased 16 basis points to 2.55% from 2.71% or the same period in 2022. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. The increases in

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

interest rates starting in March 2022 has compressed the net interest margin as QNB is liability sensitive; but is expected to improve as loans and securities reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $3,620,000, or 30.2%, to $15,613,000 for the first quarter of 2023; total interest expense increased $3,973,000 to $5,046,000. The rate on Municipal deposits increased 357 basis points in the first quarter of 2023 compared to the same period in 2022.

The yield on earning assets on a tax-equivalent basis increased 80 basis points to 3.77% for the first quarter of 2023, from 2.97% for the first quarter of 2022. The cost of interest-bearing liabilities was 1.53% for the first quarter of 2023, compared with 0.34% for the same period in 2022.

Interest income on investment securities (available-for-sale and equity) decreased $176,000 when comparing the quarters ended March 31, 2023 and 2022. The average yield on the investment portfolio was 1.70% for the first quarter of 2023 compared with 1.66% for the same period in 2022.

QNB invested in U.S. Treasury securities during 2022 which yielded 1.49%; the securities matured in the first quarter of 2023. Income on U.S. Government agency securities increased $13,000 as the average balances increased $1,964,000 and the rate increased three basis points.

Interest income on municipal securities, which are primarily tax-exempt, decreased $160,000 due to a $18,6404,000 decrease in average balances and an 18 basis-point decrease in rate. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $33,000 while average balances decreased $44,000,000 and yield increased 13 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $3,713,000 to $12,750,000 when comparing the first quarters of 2023 and 2022, with a $102,792,000 increase in average balances contributing to an increase in interest income of $1,025,000 and a 107-basis point increase in yield contributing to a $2,688,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,645,000 when comparing the first quarters of 2023 and 2022, primarily due to increased average balances of $83,954,000, or 14.0%, and a 48-basis point increase in rate from 4.04% in 2022 to 4.52% in 2023.

Income on commercial and industrial loans increased $1,511,000 when comparing the first quarters of 2023 and 2022. The average yield on these loans increased 365 basis points to 8.22% resulting in an increase in income of $1,374,000; average balances increased $12,168,000, to $152,756,000 for the first quarter of 2023 resulting in a $137,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income was $177,000 for the first quarter of 2023, an increase of $12,000 from the same period in 2022. Average balances increased $1,022,000, or 11.2%, to $20,591,000 for the first quarter of 2023, resulting in an increase of $8,000 in income. The yield on municipal loans increased eight basis points, to 3.49% for the first quarter of 2023, compared with the same period in 2022, resulting in an increase of $4,000 in interest income.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $119,000 when comparing the first quarter of 2023 to the same period in 2022. Average residential mortgage loan balances increased by $4,267,000, or 4.2%, to $105,698,000 for the first quarter of 2023 compared to the same period in 2022, which contributed a $34,000 increase in interest income. The average yield on the portfolio increased 32 basis points and contributed an increase of $85,000 to interest income. QNB chose to

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2023 period by $2,027,000 to $56,645,000; interest income increased $417,000 as the average yield increased 287 basis points to 6.23%. The yield on the consumer portfolio increased 168 basis points to 6.73% for the first quarter of 2023 and there was a $646,000 decrease in average balances resulting in a net $8,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense increased $3,973,000, when comparing the first quarter of 2023 to the same period in 2022. QNB experienced a decrease in accounts with greater liquidity and an increase in time deposits. Average non-interest-bearing demand accounts decreased $22,149,000 to $221,948,000 for the first quarter of 2023. Average interest-bearing demand accounts decreased $20,681,000, or 6.1%, to $317,615,000 for the first quarter of 2023. Interest expense on interest-bearing demand accounts increased $156,000 to $302,000 for the same period, as the average rate paid increased 21 basis points to 0.39% for the first quarter of 2023. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.25% on balances up to $25,000 and 0.35% for balances over $25,000. In order to receive the higher rate, a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2023, the average balance in this product was $98,186,000 and the related interest expense was $97,000 for an average yield of 0.40%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2022 was $103,020,000 and the related interest expense was $80,000 for an average yield of 0.31%. This product also generates fee income through the use of the check card. Also included in this category are business interest-checking accounts which include several large-deposit customers for which competitive pricing is used to maintain these deposits and reduce the reliance on higher-cost short-term borrowings. Business interest-checking balances decreased $6,223,000 comparing first quarter of 2023 to 2022; however, interest expense increased $138,000 primarily related to an increase in rate of 95 basis points.

Interest expense on municipal interest-bearing demand accounts increased $984,000 to $1,075,000 for the first quarter of 2023. The average interest rate paid on municipal interest-bearing demand accounts increased 357 basis points to 3.89% for the first quarter of 2023 over the same quarter of 2022, and average balances decreased $4,562,000, or 3.9%, to $111,954,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Average money market accounts decreased $10,669,000, or 7.6%, to $130,627,000 for the first quarter of 2023 compared with the same period in 2022. Interest expense on money market accounts increased $236,000 to $342,000, and the average interest rate paid on money market accounts increased 76 basis point to 1.06% for the first quarter of 2023. Most of the balances in this category are in a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $756,000 when comparing the first quarter of 2023 to the same quarter of 2022. The average interest rate paid on savings accounts increased 78 basis points to 1.08% for the first quarter of 2023. When comparing these same periods, average savings accounts decreased $31,573,000, or 7.2%, to $406,072,000 for the first quarter of 2023 primarily due to decreases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2023 of $304,409,000 compared to $334,096,000 in the same period of 2022. The average yield paid on these accounts was 1.36% for the first quarter of 2023 and 0.35% for the same period in 2022. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $1,886,000 when comparing the first quarter of 2023 to the same period in 2022.

Interest expense on time deposits totaled $1,232,000 for the first quarter of 2023 compared to $311,000 in 2022. Average total time deposits increased $60,349,000 to $226,548,000 for the first quarter of 2023. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 145 basis points from 0.76% to 2.21% when comparing the first quarter of 2023 to the same period in 2022.

Approximately $143,200,000, or 57%, of time deposits at March 31, 2023 will mature over the next 12 months. The average rate paid on these time deposits is approximately 2.60%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings were comprised primarily of sweep accounts structured as repurchase agreements with our commercial customers at March 31, 2023 and March 31, 2022. At March 31, 2023 short-term borrowing also included overnight FHLB borrowing and

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

short-term Federal Reserve Bank ("FRB") borrowing. Interest expense on short-term borrowings increased $936,000 for the first quarter of 2023 to $995,000 when compared to the same period in 2022. When comparing these same periods, average balances increased $63,438,000 to $134,918,000. The yield on customer repos increased 73 basis points for the first quarter of 2023 to 1.06%. The yield on the short-term FHLB borrowing was 4.88% for the first quarter of 2023. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. Average balances of the FRB borrowing were $8,889,000 in short-term borrowings. During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a lower yield than short-term borrowings at that time; this borrowing matured during the first quarter of 2023.

PROVISION FOR CREDIT LOSSES, ALLOWANCE FOR CREDIT LOSSES ON LOANS AND ALLOWANCE FOR CREDIT LOSSES ON UNUSED COMMITMENTS

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), as amended ("ASU 326"), which replaces the incurred loss methodology with an expected credit losses (“CECL”) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. On January 1, 2023 QNB recorded a decrease to its allowance for credit losses on loans of $989,000 and an increase to its allowance for credit losses on unused commitments of $5,000.

The provision for credit losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for credit losses on loans and the allowance for credit losses on unused commitments to amounts that are intended to absorb historical loss experience, current conditions and reasonable and supportable forecasts, in the outstanding loan portfolio and the unused commitments. Management believes that it uses the best information available to make determinations about the adequacy of these allowances and that it has established its existing allowances for credit losses on loan and on unused commitments in accordance with U.S. GAAP. The determination of an appropriate level for the allowance for credit losses on loans and the allowance for credit losses on unused commitments are based upon an analysis of the risks inherent in QNB’s loan portfolio.

Since the allowance for credit losses on loans and the reserve on unused commitments is dependent, to a great extent, on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s calculations and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for credit losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Actual loan losses, net of recoveries, serve to reduce the allowance.

Based on this analysis, QNB recorded a reversal through the provision for credit losses for the three months ended March 31, 2023 of $1,783,000 for the allowance for credit losses on loans and $22,000 for the allowance for credit losses for unused commitments compared to no adjustment to the allowance for loan losses and an additional $7,000 through non-interest expense for the reserve on unused commitments for the same period in 2022.

QNB's allowance for credit losses on loans of $8,191,000 represents 0.81% of loans receivable at March 31, 2023 compared with an allowance for loan losses of $10,531,000, or 1.01% of loans receivable, at December 31, 2022, and $11,231,000, or 1.21%, at March 31, 2022. Management believes the allowance for credit losses on loans at March 31, 2023 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net recoveries were $532,000 for the three months ended March 31, 2023 compared to net recoveries of $47,000 for the three months ended March 31, 2022. Recoveries of approximately $610,000 during the three months ended March 31, 2023 consisted of one commercial real estate loan of $582,000, $18,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $10,000. These were offset by $78,000 in charge-offs comprising a $43,000 student loan, a $3,000 home-equity loan and overdrafts of $32,000. Annualized net recoveries as a percentage of average loans receivable were 0.21% for the three months ended March 31, 2023, compared to annualized net recoveries of 0.02% for the three months ended March 31, 2022.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-performing assets were $8,785,000 at March 31, 2023 compared to $9,121,000 as of December 31, 2022 and $11,647,000 at March 31, 2022. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 0.87% of loans receivable at March 31, 2023, 0.88% at December 31, 2022, and 1.26% of loans receivable at March 31, 2022. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2023, $4,335,000, or approximately 95%, of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $13,579,000, a decrease of $105,000 from the $13,684,000 reported at December 31, 2022 and a decrease of $5,493,000, or 28.8%, from the $19,072,000 reported at March 31, 2022. The decrease in classified loans since December 31, 2022 and since March 31, 2022 is primarily due to repayments and pay-offs on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2023, December 31, 2022, or March 31, 2022. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.60% of loans receivable at March 31, 2023 compared with 0.23% at December 31, 2022, and 0.39% at March 31, 2022.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,224,000 at March 31, 2022, compared with $4,301,000 at December 31, 2022, and $4,375,000 at March 31, 2022. There were no new troubled debt restructuring or modifications identified during the three months ended March 31, 2023. QNB had no other real estate owned or repossessed assets at March 31, 2023, December 31, 2022 or March 31, 2022

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for all non-accrual loans, except student loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2023	2022	2022
Non-accrual loans	$4,561	$4,820	$7,272
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,224	4,301	4,375
Total non-performing loans	8,785	9,121	11,647
Total non-performing assets	$8,785	$9,121	$11,647

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,021,265	$967,438	$918,602
Total loans	1,011,956	1,039,385	926,369

Allowance for credit losses on loans	8,191	10,531	11,231

Allowance for loan losses to:
Non-performing loans	93.24%	115.46%	96.43%
Total loans (excluding held-for-sale)	0.81%	1.01%	1.21%
Average total loans (excluding held-for-sale)	0.80%	1.09%	1.22%

Non-performing loans / total loans (excluding held-for-sale)	0.87%	0.88%	1.26%
Non-performing assets / total assets	0.54%	0.55%	0.71%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

An analysis of net loan charge-offs (recoveries) for the three months ended March 31, 2023 compared to 2022 is as follows:

	For the Three Months Ended March 31,
	2023	2022
Net (recoveries) charge-offs	$(532)	$(47)

Net annualized (recoveries) charge-offs to:
Total loans	(0.21%)	(0.02%)
Average total loans excluding held-for-sale	(0.21%)	(0.02%)
Allowance for loan losses	(26.34%)	(1.70%)

At March 31 2023 and December 31, 2022, the recorded investment in loans for which impairment has been identified totaled $4,561,000 and $9,567,000 of which $3,767,000 and $4,943,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $794,000 and $4,624,000 at March 31, 2023 and December 31, 2022, respectively, and the related allowance for loan losses associated with these loans was $457,000 and $696,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended March 31,		Change from prior year
	2023	2022	Amount	Percent
Net gain on sales of investment securities	$(465)	$36	$(501)	-1391.7%
Unrealized gain (loss) on investment equity securities	57	(8)	65	(812.5)
Fees for services to customers	402	384	18	4.7
ATM and debit card	659	641	18	2.8
Retail brokerage and advisory	234	205	29	14.1
Bank-owned life insurance	86	81	5	6.2
Merchant	93	95	(2)	(2.1)
Net gain on sale of loans	6	—	6	N/M
Other	147	177	(30)	(16.9)
Total	$1,219	$1,611	$(392)	-24.3%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2023 was $1,219,000, a decrease of $392,000, compared to $1,611,000 for the first quarter of 2022. Excluding realized and unrealized gains (losses) on securities and gains on sales of loans, non-interest income increased $38,000, or 2.4%, to $1,621,000 for the quarter ended March 31, 2023 compared with the same period in 2022

During the first quarter of 2023, unrealized gains on investment equity securities of $57,000 were recorded compared to losses of $8,000 in the same period of 2022. The unrealized losses and gains for the three months ended March 31, 2023 and 2022 resulted from the change in the fair value of the equities included in the investment portfolio. The equities portfolio comprises blue-chip large-capitalized stocks, providing a year-to-date taxable equivalent dividend yield of 3.39%. The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through March 31, 2023 is $2.37 per diluted share. Details of the equity portfolio’s contribution to net income since January 1, 2016 is detailed in the following table.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,							For the Three Months Ended March 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2022

Equity Securities:
Tax-equivalent dividends*	$233	$249	$300	$274	$392	$437	$399	$101	$2,940
Net gain (loss) on sales	758	1,557	(79)	1,781	585	1,788	405	(208)	35
OTTI	(192)	(80)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	(336)	770	(47)	926	(1,026)	57	(8)
Tax-equivalent income before tax	799	1,726	(115)	2,825	930	3,151	(222)	(50)	2,967
Tax expense (benefit)*	324	700	(33)	816	269	910	(64)	(14)	857
Net income	$475	$1,026	$(82)	$2,009	$661	$2,241	$(158)	$(36)	$2,110

Earnings per share - basic	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$(0.01)	$0.59
Earnings per share - diluted	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$(0.01)	$0.59
Tax-equivalent yield*	3.13%	3.49%	3.08%	3.31%	3.54%	3.02%	3.32%	3.39%	1.66%

*Based on Federal tax rates of 34% for the 2016 period and 21% for all 2017, 2018, 2019, 2020, 2021, 2022 and 2023 periods.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans was $6,000 for first quarter of 2023; there were no sales in the first quarter of 2022. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $388,000 for the first quarter of 2023.

Fees for services to customers increased $18,000 to $402,000 for the first quarter of 2023, due primarily to an increase in net overdraft income. ATM and debit card income decreased $18,000 to $659,000 for the first quarter of 2023, compared to the same period in 2022, due primarily to debit card interchange fee income.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased for the first quarter of 2023 compared to the same period in 2022. Advisory fees decreased $12,000 for the first quarter of 2023 compared with the same period in 2022 due to a decrease in the value of assets under management, while transactional fees increased $41,000 when comparing the first quarters of 2023 and 2022 due to sales of annuity products.

Other non-interest income decreased $30,000. There was a decrease in title company income of $19,000 due to the decreased volume of mortgage originations and a decrease of $11,000 in mortgages servicing fees.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended March 31,		Change from prior year
	2023	2022	Amount	Percent
Salaries and employee benefits	$4,563	$4,266	$297	7.0%
Net occupancy	540	578	(38)	(6.6)
Furniture and equipment	837	687	150	21.8
Marketing	203	194	9	4.6
Third-party services	609	667	(58)	(8.7)
Telephone, postage and supplies	167	194	(27)	(13.9)
State taxes	124	272	(148)	(54.4)
FDIC insurance premiums	175	217	(42)	(19.4)
Other	982	738	244	33.1
Total	$8,200	$7,813	$387	5.0%

Quarter to Quarter Comparison

Total non-interest expense was $8,200,000 for the first quarter of 2023, an increase of $387,000 compared to the first quarter of 2022.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $297,000, or 7.0%, to $4,563,000 when comparing the two quarters. Salary expense and related payroll taxes increased $361,000 to $3,967,000 during the first quarter of 2023 compared to the same period in 2022 due to pay increases and filling open positions. Medical and dental premiums, net of employee contributions, decreased $61,000 when comparing the two quarters due to a decrease in medical claims.

Net occupancy and furniture and equipment expenses combined increased $112,000, or 8.9%, when comparing the first quarters of 2023 and 2022. This is due primarily to increased software maintenance expense. Marketing expense increased $9,000, or 4.6%, to $203,000 for the quarter ended March 31, 2023, due to timing of promotions and community support donations.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased $58,000 primarily due to lower legal costs. State taxes decreased $148,000, or 54.4%, due to lower banks shares tax as there was a decline in capital from year-end 2021 to year-end 2022. FDIC insurance premiums decreased $42,000 due to a reduction in the assessment rate.

Other non-interest expense increased $224,000, or 33.1%, due to a $144,000 increase in deposit-related charge-offs related to fraud, an increase in check-card expense of $51,000, and an increase in director fees of $28,000.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2023, QNB’s net deferred tax asset was $20,169,000. The primary components of deferred taxes are deferred tax assets of which $19,169,000 relates to investment securities fair value adjustments and $1,720,000 relates to the allowance for credit losses on loans. As of December 31, 2022, QNB’s net deferred tax asset was $23,077,000 of which $21,565,000 related to investment securities fair value adjustments and $2,212,000 was related to the allowance for loan losses. The decrease in the balance of net deferred tax assets when comparing March 31, 2023 to December 31, 2022 is due to the improvement in unrealized losses on available for sale securities at March 31, 2023 compared to December 31, 2022, contributing $2,396,000 of the increase.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Applicable income tax expense was $1,123,000 for the quarter ended March 31, 2023, compared to $824,000 for the quarter ended March 31, 2022. The effective tax rate for the first quarter ended March 31, 2023 was 21.4% compared with 18.2% for the same period in 2022. The increase in the effective tax rate for the three months ended March 31, 2023 as pre-tax income was higher in 2023 compared to 2022 and there was a lower proportion of tax-exempt net interest income to income before taxes for 2023 over 2022.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Rate competition for quality loans is anticipated to continue through 2023. It is also anticipated that the rate competition for attracting and retaining deposits may increase in 2023, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2023 were $1,626,499,000 compared with $1,668,497,000 at December 31, 2022. Cash and cash equivalents decreased $1,698,000 from $15,899,000 at December 31, 2022 to $14,201,000 at March 31, 2023.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $8,621,000, due to maturities and prepayments of $10,210,000 and sales of $9,081,000; partly offset by improvement in the fair value mark of $11,409,000.

Loans receivable decreased $27,429,000 with commercial loans decreasing $26,565,000 to $844,980,000 at March 31, 2023, compared with $871,545,000 at year-end 2022.

Deposits grew $6,221,000 from December 31, 2022 to March 31, 2023. Non-interest-bearing demand deposits decreased $19,590,000, with balances of $212,259,000 at March 31, 2023 compared with $213,849,000 at year-end 2022. Interest-bearing demand balances, excluding municipal deposits, decreased $12,325,000, or 3.7%, to $322,261,000, with decreases in personal interest-bearing checking and the business checking product as customer used funds to paydown higher-yielding loans or moving funds to high-yielding products. The $16,747,000 increase in money market accounts was primarily to a new premium money market product offered to both personal and business customers. The $43,313,000 decrease in savings was primarily due to declines in the E-Savings on-line product as some of these funds moved to higher-yield certificates of deposit or the new premium money market accounts. Total time deposits increased $74,567,000 from December 31, 2022 to March 31, 2023 as customers took advantage of higher-yields time deposits, moving from lower-yielding products. Municipal deposit balances decreased $9,865,000, to $108,476,000, during the first three months of 2023. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased 31.7%, from $161,327,000 at December 31, 2022 to $110,192,000 at March 31, 2023. Commercial sweep accounts comprised most of balance of the short-term borrowing in both periods and decreased $9,117,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. There were $92,018,000 in overnight borrowings from FHLB at December 31, 2022, and none at March 31, 2023; however, during the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are pre-payment penalties. In 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield; this debt matured during the first three months of 2023.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2023 the Bank had a maximum borrowing availability with the FHLB of approximately $392,410,000, which is net of a $350,000 letter of credit and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $91,000,000. At March 31, 2023 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. Additional funding is available at the FRB Discount Window under its Bank Term Funding Program; QNB had $50,000,000 in outstandings at March 31, 2023.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $10,079,000 since December 31, 2022, totaling $564,401,000 at March 31, 2023. The reduction in the liquid sources of funds is primarily due to maturities and sales of available-for-sale securities. Growth in deposits provided cash flows of $6,221,000, net proceeds from available-for-sale investment activities provided $19,291,000, and net payments on loans provided $27,961,000 in net proceeds; combined the proceeds enabled the net paydown on short-term borrowings and long-term debt of $61,135,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $283,019,000 and $237,645,000 of available-for-sale debt securities at March 31, 2023 and December 31, 2022, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2023 was $83,874,000, or 5.16% of total assets, compared with shareholders' equity of $70,958,000, or 4.25% of total assets, at December 31, 2022. Shareholders’ equity at March 31, 2023 included a negative adjustment of $71,114,000 compared to a negative adjustment of $81,127,000 at December 31, 2022, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.18% and 8.68% at March 31, 2023 and December 31, 2022, respectively.

Average shareholders' equity and average total assets were $154,503,000 and $1,719,167,000 for the three months ended March 31, 2023, an increase of 8.8% and 2.6%, respectively, from the averages for the three months ended March 31, 2022. The ratio of average total equity to average total assets was 10.81% for the three months ended March 31, 2023 compared to 8.47% for the same period in 2022.

Retained earnings at March 31, 2023 were impacted by three months of net income totaling $4,118,000 and the cumulative effect of a change in accounting policy of $857,0000, offset by dividends declared and paid of $1,328,000 for the three-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $236,000 to capital during the three months ended March 31, 2023.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2023, 102,000 shares have been repurchased since the initial authorization at an average price of $24.93 and a total cost of $2,543,000.

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

The following table sets forth consolidated information for QNB:

	March 31,	December 31,
Capital Analysis	2023	2022
Regulatory Capital
Shareholders' equity	$83,874	$70,958
Net unrealized securities losses, net of tax	72,114	81,127
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	155,980	152,077

Tier 1 capital	155,980	152,077
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,291	10,648
Total regulatory capital	$164,271	$162,725
Risk-weighted assets	$1,213,742	$1,233,758
Quarterly average assets for leverage capital purposes	$1,719,159	$1,737,671

	March 31,	December 31,
Capital Ratios	2023	2022
Common equity tier I capital / risk-weighted assets	12.85%	12.33%
Tier 1 capital / risk-weighted assets	12.85	12.33
Total regulatory capital / risk-weighted assets	13.53	13.19
Tier 1 capital / average assets (leverage ratio)	9.07	8.75

At March 31, 2023, common equity Tier 1, Tier 1 capital, and total regulatory capital ratios improved since December 31, 2022. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2023.

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

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2023 is liability sensitive. Management expects that market interest rates may increase over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2023 and 2022 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2023	2022
+300	-8.93%	-16.85%
+200	-5.88%	-10.53%
+100	-2.91%	-4.57%
-100	2.37%	-1.49%
-200	2.62%	-5.71%
-300	1.40%	-11.64%

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

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2023, QNB did not have any hedging transactions in place such as interest rate swaps, caps, or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

September 30, 2022

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended March 31, 2023. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2023 through January 31, 2023	—	$—	—	98,000
February 1, 2023 through February 28, 2023	—	—	—	98,000
March 1, 2023 through March 31, 2023	—	—	—	98,000
Total	—	$—	—	98,000

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

QNB Corp.

Date: May 10, 2023	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 10, 2023	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: May 10, 2023	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank