Form 10-Q
period 2023-06-30
QNB CORP
filed 2023-08-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, par value $0.625	3,612,486

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED March 31, 2023

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$14,227	$14,657
Interest-bearing deposits in banks	20,597	1,242
Total cash and cash equivalents	34,824	15,899
Investments:
Available-for-sale (amortized cost $623,907 and $649,217)	527,741	546,525
Equity securities (cost of $5,975 and $12,091)	5,424	12,056
Restricted investment in stocks	2,730	5,193
Loans held-for-sale	810	—
Loans receivable	1,029,744	1,039,385
Allowance for credit losses on loans	(8,365)	(10,531)
Loans receivable, net	1,021,379	1,028,854
Bank-owned life insurance	11,790	11,625
Premises and equipment, net	15,437	15,463
Accrued interest receivable	3,721	5,038
Net deferred tax assets	21,418	23,077
Other assets	5,312	4,767
Total assets	$1,650,586	$1,668,497

Liabilities
Deposits
Demand, non-interest bearing	$212,396	$231,849
Interest-bearing demand	433,290	452,927
Money market	188,018	127,043
Savings	340,734	431,101
Time less than $100	120,749	91,329
Time $100 through $250	111,137	59,650
Time greater than $250	43,441	24,470
Total deposits	1,449,765	1,418,369
Short-term borrowings	90,845	161,327
Long-term debt	20,000	10,000
Accrued interest payable	1,966	467
Other liabilities	7,065	7,376
Total liabilities	1,569,641	1,597,539

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,819,606 shares and 3,796,948
shares issued; 3,610,920 and 3,588,262 shares outstanding	2,387	2,373
Surplus	25,414	24,798
Retained earnings	133,152	128,951
Accumulated other comprehensive loss, net of tax	(75,971)	(81,127)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	80,945	70,958
Total liabilities and shareholders' equity	$1,650,586	$1,668,497

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data - unaudited)	2023	2022	2023	2022
Interest income
Interest and fees on loans	$12,852	$9,391	$25,566	$18,394
Interest and dividends on available-for-sale & equity securities:
Taxable	2,457	2,415	4,736	4,689
Tax-exempt	365	502	739	1,019
Interest on interest-bearing balances and other interest income	191	19	287	34
Total interest income	15,865	12,327	31,328	24,136
Interest expense
Interest on deposits
Interest-bearing demand	1,576	291	2,953	528
Money market	1,044	125	1,386	231
Savings	1,093	383	2,170	704
Time less than $100	631	170	1,013	354
Time of $100 through $250	953	77	1,680	162
Time greater than $250	267	45	390	87
Interest on short-term borrowings	783	93	1,778	152
Interest on long-term debt	185	40	208	79
Total interest expense	6,532	1,224	11,578	2,297
Net interest income	9,333	11,103	19,750	21,839
Provision (reversal) for credit losses on loans	209	—	(1,596)	—
Net interest income after provision for loan losses	9,124	11,103	21,346	21,839
Non-interest income
Net gain on sales and calls of available-for-sale and equity securities	519	457	54	493
Unrealized loss on investment equity securities	(573)	(1,446)	(516)	(1,454)
Fees for services to customers	414	403	816	787
ATM and debit card	704	705	1,363	1,346
Retail brokerage and advisory	202	205	436	410
Bank-owned life insurance	78	75	164	156
Merchant	106	109	199	204
Net (loss) gain on sale of loans	(5)	—	1	—
Other	135	131	282	308
Total non-interest income	1,580	639	2,799	2,250
Non-interest expense
Salaries and employee benefits	4,775	4,205	9,338	8,471
Net occupancy	549	550	1,089	1,128
Furniture and equipment	918	724	1,755	1,411
Marketing	259	297	462	491
Third party services	636	590	1,245	1,257
Telephone, postage and supplies	133	174	300	368
State taxes	60	188	184	460
FDIC insurance premiums	296	180	471	397
Other	866	838	1,848	1,576
Total non-interest expense	8,492	7,746	16,692	15,559
Income before income taxes	2,212	3,996	7,453	8,530
Provision for income taxes	325	647	1,448	1,471
Net income	$1,887	$3,349	$6,005	$7,059
Earnings per share - basic	$0.52	$0.94	$1.67	$1.99
Earnings per share - diluted	$0.52	$0.94	$1.67	$1.98
Cash dividends per share	$0.37	$0.36	$0.74	$0.72
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2023			2022
For the Three Months Ended June 30,	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$2,212	$325	$1,887	$3,996	$647	$3,349
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(7,129)	(1,497)	(5,632)	(26,768)	(5,620)	(21,148)
Reclassification adjustment for losses (gains) included in net income (1)	—	—	—	(3)	(1)	(2)
Net unrealized holding gains (losses) on fair value hedge:
Unrealized holding gains (losses) arising during the period	2,209	464	1,745	—	—	—
Reclassification adjustment for fair value remeasurements included in net income (2)	38	8	30	—	—	—
Other comprehensive income (loss):	(4,882)	(1,025)	(3,857)	(26,771)	(5,621)	(21,150)
Total comprehensive income (loss)	$(2,670)	$(700)	$(1,970)	$(22,775)	$(4,974)	$(17,801)

For the Six Months Ended June 30,	2023			2022
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$7,453	$1,448	$6,005	$8,530	$1,471	$7,059
Other comprehensive (loss) income:
Net unrealized holding losses on available-for-sale securities:
Unrealized holding losses arising during the period	4,023	845	3,178	(73,099)	(15,351)	(57,748)
Reclassification adjustment for losses (gains) included in net income (1)	257	54	203	(4)	(1)	(3)
Net unrealized holding gains (losses) on interest rate swaps:
Unrealized holding gains (losses) arising during the period	2,209	464	1,745	—	—	—
Reclassification adjustment for fair value remeasurements included in net income (2)	38	8	30	—	—	—
Other comprehensive loss	6,527	1,371	5,156	(73,103)	(15,352)	(57,751)
Total comprehensive (loss) income	$13,980	$2,819	$11,161	$(64,573)	$(13,881)	$(50,692)

(1) Included in Net gain on sales and calls of available-for-sale and equity securities on the Concolidated Statements of Income

(2) Included in Interest and dividends on available-for-sale & equity securities on the Concolidated Statements of Income

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2023 and 2022

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, April 1, 2023	3,597,345	$2,379	$25,048	$132,598	$(72,114)	$(4,037)	$83,874
Net income		—	—	1,887	—	—	1,887
Other comprehensive income, net of tax		—	—	—	(3,857)	—	(3,857)
Cash dividends declared ($0.37 per share)		—	—	(1,333)	—	—	(1,333)
Stock issued in connection with dividend reinvestment and stock purchase plan	10,388	6	231	—	—	—	237
Stock issued for employee stock purchase plan	3,187	2	64	—	—	—	66
Stock-based compensation expense		—	71	—	—	—	71
Balance, June 30, 2023	3,610,920	$2,387	$25,414	$133,152	$(75,971)	$(4,037)	$80,945

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, April 1, 2022	3,557,806	$2,354	$23,928	$120,594	$(40,341)	$(4,037)	$102,498
Net income		—	—	3,349	—	—	3,349
Other comprehensive loss, net of tax		—	—	—	(21,150)	—	(21,150)
Cash dividends declared ($0.36 per share)		—	—	(1,281)	—	—	(1,281)
Stock issued in connection with dividend reinvestment and stock purchase plan	7,802	5	219	—	—	—	224
Stock issued for employee stock purchase plan	2,286	1	66	—	—	—	67
Stock-based compensation expense		—	31	—	—	—	31
Balance, June 30, 2022	3,567,894	$2,360	$24,244	$122,662	$(61,491)	$(4,037)	$83,738

The accompanying notes are an integral part of the consolidated financial statements.

For the Six Months Ended June 30, 2023 and 2022
					Accumulated
					Other
	Number of				Comprehensive
(unaudited)	Shares	Common		Retained	Income	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	(Loss)	Stock	Total
Balance, January 1, 2023	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958
Cumulative change in accounting principle			—	857	—	—	857
Balance at Janaury 2, 2023 (as adjusted for change in acounting principle)		2,373	24,798	129,808	(81,127)	(4,037)	71,815
Net income		—	—	6,005	—	—	6,005
Other comprehensive loss, net of tax		—	—	—	5,156	—	5,156
Cash dividends declared ($0.74 per share)		—	—	(2,661)	—	—	(2,661)
Stock issued in connection with dividend reinvestment and stock purchase plan	19,471	12	461	—	—	—	473
Stock issued for employee stock purchase plan	3,187	2	64	—	—	—	66
Stock-based compensation expense	—	—	91	—	—	—	91
Balance, June 30, 2023	3,610,920	$2,387	$25,414	$133,152	$(75,971)	$(4,037)	$80,945

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2022	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494
Net income		—	—	7,059	—	—	7,059
Other comprehensive loss, net of tax		—	—	—	(57,751)	—	(57,751)
Cash dividends declared ($0.72 per share)		—	—	(2,560)	—	—	(2,560)
Stock issued in connection with dividend reinvestment and stock purchase plan	13,979	9	442	—	—	—	451
Stock issued for employee stock purchase plan	2,286	1	66	—	—	—	67
Stock-based compensation expense		—	53	—	—	—	53
Treasury stock purchase	(2,000)	—	—	—	—	(75)	(75)
Balance, June 30, 2022	3,567,894	$2,360	$24,244	$122,662	$(61,491)	$(4,037)	$83,738

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Six Months Ended June 30,	2023	2022
Operating Activities
Net income	$6,005	$7,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	835	844
Reversal of provision for credit losses	(1,596)	—
Net gain on calls and sales of debt and equity securities	(54)	(493)
Net unrealized loss on equity securities	516	1,454
Net gain on sale of loans	(1)	—
Proceeds from sales of residential mortgages held-for-sale	388	—
Origination of residential mortgages held-for-sale	(1,197)	—
Increase in cash surrender value of bank-owned life insurance	(164)	(156)
Stock-based compensation expense	91	53
Deferred income tax provision (benefit)	61	(257)
Net decrease in income taxes payable	(790)	(399)
Net decrease in accrued interest receivable	1,317	476
Fari value remeasurements on interest rate swap	38	—
Amortization of mortgage servicing rights and change in valuation allowance	27	34
Net amortization of premiums and discounts on investment securities	910	1,202
Net increase (decrease) in accrued interest payable	1,500	(15)
Operating lease payments	(312)	(309)
Decrease (increase) in other assets	145	(614)
Decrease in other liabilities	(313)	(954)
Net cash provided by operating activities	7,406	7,925
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	21,937	43,493
Proceeds from the sale of investments available-for-sale	9,081	—
Proceeds from the sale of equity securities	7,138	1,543
Purchases of investments available-for-sale	(6,913)	(35,001)
Purchases of equity securities	(711)	(1,715)
Proceeds from redemption of investment in restricted stock	7,628	4,759
Purchases of restricted stock	(5,165)	(5,314)
Net decrease (increase) in loans	10,135	(36,831)
Net purchases of premises and equipment	(403)	(381)
Net cash provided by (used in) investing activities	42,727	(29,447)
Financing Activities
Net decrease in non-interest bearing deposits	(19,453)	(2,725)
Net increase in interest-bearing deposits	50,849	20,708
Net (decrease) increase in short-term borrowings	(70,482)	9,360
Proceeds from long-term debt	20,000	—
Repayment of long-term debt	(10,000)	—
Cash dividends paid, net of reinvestment	(2,312)	(2,261)
Purchase of treasury shares	—	(75)
Proceeds from issuance of common stock	190	219
Net cash (used in) provided by financing activities	(31,208)	25,226
Increase in cash and cash equivalents	18,925	3,704
Cash and cash equivalents at beginning of year	15,899	13,390
Cash and cash equivalents at end of period	$34,824	$17,094
Supplemental Cash Flow Disclosures
Interest paid	$3,547	$2,311
Net income taxes paid	2,177	2,111
Non-cash transactions:
Cumulative change in accounting principal	857	—
Right-of-use assets obtained in exchange for new operating lease liabilities	369	43
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2022 Annual Report incorporated in the Form 10-K. Operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

The Company adopted ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging--Portfolio Layer Method ("ASC 2022-01") as of the first fiscal year beginning after 12/15/2022. ASC 2022-01 allows for the use of an amortizing notional swap when entering a portfolio layer method hedge. This guidance now allows the interest rate swap to be considered a hedge of a single layer of portfolio.

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

QNB maintains a 2015 Stock Incentive Plan (the "2015 Plan"), administered by a Board committee (the “Committee”), under which both qualified and non-qualified stock options may be granted periodically to certain employees. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was $71,000 and $31,000 for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense was $91,000 and $53,000 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $213,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 56 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. The 2015 Plan was amended, effective January 1 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. As of June 30, there were 212,550 options granted, 120,875 options forfeited, 20,825 options exercised, and 121,550 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Six Months Ended June 30,	2023	2022
Risk free interest rate	3.64%	1.25%
Dividend yield	4.80%	3.64%
Volatility	20.36%	22.68%
Expected life (years)	8.35	4.05

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the six months ended June 30, 2023 and 2022 was $4.11 and $5.20, respectively.

Stock option activity during the six months ended June 30, 2023 and 2022 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	109,150	$37.65
Granted	35,000	29.51
Exercised	—	—
Forfeited	(22,600)	43.15
Outstanding at June 30, 2023	121,550	$34.29	3.83	$—
Exercisable at June 30, 2023	41,375	$37.37	0.60	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	113,950	$37.58
Granted	29,350	37.26
Exercised	—	—
Forfeited	(22,075)	37.38
Outstanding at June 30, 2022	121,225	$37.45	2.78	$—
Exercisable at June 30, 2022	43,925	$40.82	1.15	$—

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Pan requires each non-employee director of the QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock. Under the Director Compensation Plan, commencing with the six-month period ending June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount of $4,000 by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of June 30, 2023, no shares were issued to non-employee directors and there were 50,000 shares remaining under the Plan.

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share - net income	$1,887	$3,349	$6,005	$7,059
Denominator for basic earnings per share - weighted average shares outstanding	3,598,545	3,559,185	3,593,482	3,556,037
Effect of dilutive securities - employee stock options	—	—	—	531
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,598,545	3,559,185	3,593,482	3,556,568
Earnings per share - basic	$0.52	$0.94	$1.67	$1.99
Earnings per share - diluted	0.52	0.94	1.67	1.98

There were 121,550 and 121,225 stock options that were anti-dilutive for the three-month periods ended June 30, 2023 and 2022, respectively. There were 121,550 and 97,225 stock options that were anti-dilutive for the six-month periods ended June 30, 2023 and 2022, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 29, 2021 to up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 0 and 2,000 shares repurchased during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive income (loss) at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Unrealized net holding losses on available-for-sale securities	$(98,412)	$(102,692)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Unrealized net holding gains (losses) on interest rate swaps	2,246	—
Accumulated other loss	(96,166)	(102,692)
Tax effect	20,195	21,565
Accumulated other comprehensive loss, net of tax	$(75,971)	$(81,127)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

For the Three Months Ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2023	2022	Affected line item in statement of income
Unrealized net holding (losses) gains on available-for-sale securities	$—	$3	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
Fair value remeasurements on fair value hedges	(38)	—	Interest and dividends on available-for-sale & equity securities
	(38)	3
Tax effect	8	(1)	Provision for income taxes
Total reclassification out of accumulated other comprehensive (loss) income, net of tax	$(30)	$2	Net of tax

For the Six Months Ended June 30,	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income (loss)	2023	2022	Affected line item in statement of income
Unrealized net holding (losses) gains on available-for-sale securities	$(257)	$4	Net gain on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
Fair value remeasurements on fair value hedges	(38)	—	Interest and dividends on available-for-sale & equity securities
	(295)	4
Tax effect	62	(1)	Provision for income taxes
Total reclassification out of accumulated other comprehensive (loss) income , net of tax	$(233)	$3	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2023 and December 31, 2022 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
June 30, 2023	value	gains	losses	gains (1)	cost
U.S. Treasury	$6,449	$1	$(1)		$6,449
U.S. Government agency	87,878	—	(14,068)		101,946
State and municipal	88,222	—	(21,653)	625	109,250
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	244,557	—	(43,446)	1,621	286,382
Collateralized mortgage obligations (CMOs)	94,680	—	(18,581)		113,261
Corporate debt	5,955	—	(664)		6,619
Total investment debt securities available-for-sale	$527,741	$1	$(98,413)	$2,246	$623,907

(1) See Footnote 13

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2022	value	gains	losses	cost
U.S. Treasuries	$301	$2	$—	$299
U.S. Government agency	86,709	—	(15,233)	101,942
State and municipal	95,367	—	(23,494)	118,861
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	256,161	—	(45,303)	301,464
Collateralized mortgage obligations (CMOs)	101,672	—	(18,338)	120,010
Corporate debt	6,315	—	(326)	6,641
Total investment debt securities available-for-sale	$546,525	$2	$(102,694)	$649,217

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2023 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

June 30, 2023	Fair value	Amortized cost
Due in one year or less	$6,815	$6,826
Due after one year through five years	116,755	130,868
Due after five years through ten years	326,471	390,081
Due after ten years	77,700	96,132
Total investment debt securities available-for-sale	$527,741	$623,907

Proceeds from sales of investment securities available-for-sale were $0 and $0 for the three months ended June 30, 2023 and 2022, respectively. Proceeds from sales of investment securities available-for-sale were approximately $9,081,000 and $0 for the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023 and December 31, 2022, investment securities available-for-sale totaling approximately $267,557,000 and $237,645,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains	$—	$3	$—	$4
Gross realized losses	—	—	(257)	—
Other-than-temporary impairment	—	—	—	—
Total net gains (losses) on AFS securities	$—	$3	$(257)	$4

The tax applicable to the net realized gains for both of the three-month periods ended June 30, 2023 and 2022 was $0 and $1,000, respectively. The tax applicable to the net realized gains for both of the six-month periods ended June 30, 2023 and 2022 was $54,000 and $1,000, respectively.

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires an assessment of whether QNB intends to sell or it is more likely than not that QNB will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that QNB does not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that it will fully collect the carrying value of securities on which it has recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three or six months ended June 30, 2023 and 2022, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2023	securities	value	losses	value	losses	value	losses
U.S. Treasury	8	$3,718	$(1)	$—	$—	$3,718	$(1)
U.S. Government agency	46	—	—	87,878	(14,068)	87,878	(14,068)
State and municipal	192	650	(13)	86,960	(21,640)	87,610	(21,653)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	191	1,101	(58)	241,859	(43,388)	242,960	(43,446)
Collateralized mortgage obligations (CMOs)	127	178	(7)	94,502	(18,574)	94,680	(18,581)
Corporate debt	4	2,710	(290)	3,245	(374)	5,955	(664)
Total	568	$8,357	$(369)	$514,444	$(98,044)	$522,801	$(98,413)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	securities	value	losses	value	losses	value	losses
U.S. Government agency	46	$3,647	$(353)	$83,062	$(14,880)	$86,709	$(15,233)
State and municipal	216	50,156	(7,816)	45,210	(15,678)	95,366	(23,494)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	197	58,811	(6,775)	197,351	(38,528)	256,162	(45,303)
Collateralized mortgage obligations (CMOs)	129	35,797	(3,983)	65,875	(14,355)	101,672	(18,338)
Corporate debt	4	6,262	(318)	53	(8)	6,315	(326)
Total	592	$154,673	$(19,245)	$391,551	$(83,449)	$546,224	$(102,694)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2023 in U.S. Treasury, U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of June 30, 2023. This security has a total amortized cost of approximately $60,000 and a fair value of $52,000. The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At June 30, 2023 and December 31, 2022, the Company had $5,424,000 and $12,056,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2023	2022	2023	2022
Net (loss) gains recognized during the period on equity securities	$(54)	$(992)	$(205)	$(965)
Less: Net (losses) gains recognized during the period on equity securities sold during the period	519	454	311	489
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(573)	$(1,446)	$(516)	$(1,454)

Taxes applicable to the net gains (losses) recognized for the three months ended June 30, 2023 resulted in a benefit of $16,000 compared to a benefit of $287,000 for the three months ended June 30, 2022. Taxes applicable to the net gains (losses) recognized for the six months ended June 30, 2023 and 2022 was a benefit of $59,000 and a benefit of $279,000, respectively. Proceeds from sales of investment equity securities were $7,138,000 and $1,543,000 for the six months ended June 30, 2023 and 2022, respectively.
7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,718,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B stock with a carrying cost of $0 and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at June 30, 2023. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

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

These restricted investments are carried at cost and evaluated for OTTI periodically. As of June 30, 2023, there was no OTTI associated with these shares.

8. LOANS & ALLOWANCE FOR CREDIT LOSSES ON LOANS

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

Major classes of loans are as follows:

June 30,
2023
Commercial:
Commercial and industrial	$135,258
Construction and land development	74,057
Real estate secured by multi-family properties	102,497
Real estate secured by owner-occupied properties	162,546
Real estate secured by other commercial properties	258,532
Revolving real estate secured by 1-4 family properties-business	7,223
Real estate secured by 1st lien on 1-4 family properties-business	100,058
Real estate secured by junior lien on 1-4 family properties-business	3,592
State and political subdivisions	19,487
Retail:
1-4 family residential mortgages	105,871
Construction-individual	262
Revolving home equity secured by 1-4 family properties-personal	32,731
Real estate secured by 1st lien on 1-4 family properties-personal	11,452
Real estate secured by junior lien on 1-4 family properties-personal	12,658
Student loans	1,846
Overdrafts	162
Other consumer	1,780
Total loans	1,030,012
Net unearned (fees) costs	(268)
Allowance for credit losses on loans	(8,365)
Loans receivable, net	$1,021,379

December 31,
2022
Commercial:
Commercial and industrial	$160,875
Construction	62,955
Secured by commercial real estate	518,070
Secured by residential real estate	103,419
State and political subdivisions	20,971
Retail:
1-4 family residential mortgages	105,654
Home equity loans and lines	63,580
Consumer	4,113
Total loans	1,039,637
Net unearned (fees) costs	(252)
Allowance for loan losses	(10,531)
Loans receivable, net	$1,028,854

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2023 and December 31, 2022:

	Term Loans by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$8,564	$15,920	$9,765	$7,428	$6,557	$8,182	$77,315	$133,731
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	18	231	1,278	1,527
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$8,564	$15,920	$9,765	$7,428	$6,575	$8,413	$78,593	$135,258
Construction and land development:
Risk rating
Pass	$19,280	$29,627	$13,427	$3,147	$4,111	$4,418	$—	$74,010
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$19,280	$29,627	$13,427	$3,147	$4,111	$4,465	$—	$74,057
Real estate secured by multi-family properties:
Risk rating
Pass	$2,542	$28,995	$23,648	$10,057	$5,895	$28,916	$—	$100,053
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	713	1,731	—	2,444
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$2,542	$28,995	$23,648	$10,057	$6,608	$30,647	$—	$102,497
Real estate secured by owner-occupied properties:
Risk rating
Pass	$8,985	$30,143	$28,759	$19,366	$12,261	$56,370	$—	$155,884
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	126	—	—	6,536	—	6,662
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$8,985	$30,143	$28,885	$19,366	$12,261	$62,906	$—	$162,546
Real estate secured by other commercial properties:
Risk rating
Pass	$14,458	$44,781	$44,818	$20,070	$30,199	$101,111	$—	$255,437
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,095	—	3,095
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$14,458	$44,781	$44,818	$20,070	$30,199	$104,206	$—	$258,532

	Term Loans by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$7,223	$7,223
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$7,223	$7,223
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$7,296	$28,716	$21,637	$10,869	$8,970	$21,643	$—	$99,131
Special mention	—	—	139	—	—	—	—	139
Substandard	—	192	—	—	443	153	—	788
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$7,296	$28,908	$21,776	$10,869	$9,413	$21,796	$—	$100,058
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$549	$617	$559	$600	$43	$981	$—	$3,349
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	243	—	243
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$549	$617	$559	$600	$43	$1,224	$—	$3,592
State and political subdivisions:
Risk rating
Pass	$53	$40	$4,569	$23	$5,931	$8,871	$—	$19,487
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$53	$40	$4,569	$23	$5,931	$8,871	$—	$19,487
Total Commercial Loans:
Risk rating
Pass	$61,727	$178,839	$147,182	$71,560	$73,967	$230,492	$84,538	$848,305
Special mention	—	—	139	—	—	—	—	139
Substandard	—	192	126	—	1,174	12,036	1,278	14,806
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$61,727	$179,031	$147,447	$71,560	$75,141	$242,528	$85,816	$863,250

December 31, 2022	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$157,914	$23	$2,938	$—	$160,875
Construction	62,955	—	—	—	62,955
Secured by commercial real estate	505,657	2,597	9,816	—	518,070
Secured by residential real estate	102,295	194	930	—	103,419
State and political subdivisions	20,971	—	—	—	20,971
Total	$849,792	$2,814	$13,684	$—	$866,290

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2023 and December 2022:

	Term Loans by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$6,148	$15,221	$31,258	$21,133	$4,602	$26,686	$—	$105,048
Nonperforming	—	—	—	—	—	823	—	823
Total 1-4 family residential mortgages	$6,148	$15,221	$31,258	$21,133	$4,602	$27,509	$—	$105,871
Construction-individual:
Payment performance
Performing	$—	$—	$262	$—	$—	$—	$—	$262
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$262	$—	$—	$—	$—	$262
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$32,553	$32,553
Nonperforming	—	—	—	—	—	—	178	178
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$32,731	$32,731
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$1,755	$1,703	$3,358	$1,038	$1,074	$2,389	$—	$11,317
Nonperforming	—	—	—	—	—	135	—	135
Total real estate secured by 1st lien Real estate secured by 1st lien on 1-4 family properties-personal	$1,755	$1,703	$3,358	$1,038	$1,074	$2,524	$—	$11,452
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$2,601	$1,778	$2,531	$1,418	$746	$3,565	$—	$12,639
Nonperforming	—	19	—	—	—	—	—	19
Total real estate secured by junior lien on 1-4 family properties-personal	$2,601	$1,797	$2,531	$1,418	$746	$3,565	$—	$12,658
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,829	$—	$1,829
Nonperforming	—	—	—	—	—	17	—	17
Total student loans	$—	$—	$—	$—	$—	$1,846	$—	$1,846
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$162	$162
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$162	$162
Other consumer:
Payment performance
Performing	$477	$397	$351	$125	$125	$64	$201	$1,740
Nonperforming	—	—	—	—	—	40	—	40
Total other consumer	$477	$397	$351	$125	$125	$104	$201	$1,780
Total Retail Loans:
Payment performance
Performing	$10,981	$19,099	$37,760	$23,714	$6,547	$34,533	$32,916	$165,550
Nonperforming	—	19	—	—	—	1,015	178	1,212
Total Retail Loans	$10,981	$19,118	$37,760	$23,714	$6,547	$35,548	$33,094	$166,762

December 31, 2022	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$104,933	$721	$105,654
Home equity loans and lines	62,900	680	63,580
Consumer	4,023	90	4,113
Total	$171,856	$1,491	$173,347

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2023 and December 31, 2022:

June 30, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$44	$—	$—	$44	$135,214	$135,258
Construction and land development	—	—	—	—	74,057	74,057
Real estate secured by multi-family properties	—	—	—	—	102,497	102,497
Real estate secured by owner-occupied properties	—	—	—	—	162,546	162,546
Real estate secured by other commercial properties	8,822	—	—	8,822	249,710	258,532
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	7,223	7,223
Real estate secured by 1st lien on 1-4 family properties-business	—	—	5	5	100,053	100,058
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,592	3,592
State and political subdivisions	—	—	—	—	19,487	19,487
Retail:
1-4 family residential mortgages	—	343	156	499	105,372	105,871
Construction-individual	—	—	—	—	262	262
Revolving home equity secured by 1-4 family properties-personal	97	—	—	97	32,634	32,731
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	100	100	11,352	11,452
Real estate secured by junior lien on 1-4 family properties-personal	—	19	—	19	12,639	12,658
Student loans	—	21	—	21	1,825	1,846
Overdrafts	15	2	—	17	145	162
Other consumer	7	5	—	12	1,768	1,780
Total	$8,985	$390	$261	$9,636	$1,020,376	$1,030,012

December 31, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$1,157	$—	$1,157	$159,718	$160,875
Construction	—	—	—	—	62,955	62,955
Secured by commercial real estate	—	—	—	—	518,070	518,070
Secured by residential real estate	—	—	13	13	103,406	103,419
State and political subdivisions	—	—	—	—	20,971	20,971
Retail:
1-4 family residential mortgages	703	168	216	1,087	104,567	105,654
Home equity loans and lines	95	—	—	95	63,485	63,580
Consumer	37	50	—	87	4,026	4,113
Total	$835	$1,375	$229	$2,439	$1,037,198	$1,039,637

As previously discussed, the Company maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. When placing a loan on non-accrual status, management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. All non-accrual loans, except student loans, are individually evaluated for an allowance for credit losses ("ACL"). This ACL is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following table disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2023:

June 30, 2023	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$366	$366
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	784	—	784
Real estate secured by other commercial properties	—	2,207	—	2,207
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	5	—	5
Real estate secured by junior lien on 1-4 family properties-business	—	—	220	220
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	480	343	823
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	24	154	178
Real estate secured by 1st lien on 1-4 family properties-personal	—	135	—	135
Real estate secured by junior lien on 1-4 family properties-personal	—		19	19
Student loans	—	17	—	17
Other consumer	—	40	—	40
Total	$—	$3,692	$1,102	$4,794

QNB recognized interest income of $316,000 on non-accrual loans during the six months ended June 30, 2023.

The following table presents the collateral-dependent loans by loan category at June 30, 2023:

June 30, 2023	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$294	$72	$366
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	784	—	—	784
Real estate secured by other commercial properties	2,207	—	—	2,207
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	5			5
Real estate secured by junior lien on 1-4 family properties-business	—	—	220	220
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	778	—	45	823
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	67	—	111	178
Real estate secured by 1st lien on 1-4 family properties-personal	135	—	—	135
Real estate secured by junior lien on 1-4 family properties-personal	17	—	2	19
Other consumer	—	40	—	40
Total	$3,993	$334	$450	$4,777

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

The following table present the balance in the allowance for loan losses at December 31, 2022 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2022	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,316	$125	$1,191	$160,875	$1,821	$159,054
Construction	755	—	755	62,955	—	62,955
Secured by commercial real estate	5,002	131	4,871	518,070	5,309	512,761
Secured by residential real estate	1,240	321	919	103,419	1,362	102,057
State and political subdivisions	94	—	94	20,971	—	20,971
Retail:
1-4 family residential mortgages	683	—	683	105,654	628	105,026
Home equity loans and lines	437	119	318	63,580	402	63,178
Consumer	502	—	502	4,113	45	4,068
Unallocated	502	N/A	N/A	N/A	N/A	N/A
Total	$10,531	$696	$9,333	$1,039,637	$9,567	$1,030,070

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of December 31, 2022:

	December 31, 2022
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$1,402	$1,694
Construction	—	—
Secured by commercial real estate	2,198	2,608
Secured by residential real estate	430	482
Retail:
1-4 family residential mortgages	628	678
Home equity loans and lines	240	296
Consumer	45	62
Total	$4,943	$5,820

With an allowance recorded:
Commercial:
Commercial and industrial	$419	$601	$125
Construction	—	—	—
Secured by commercial real estate	3,111	3,312	131
Secured by residential real estate	932	1,065	321
Retail:
1-4 family residential mortgages	—	—	—
Home equity loans and lines	162	191	119
Consumer	—	—	—
Total	$4,624	$5,169	$696

Total:
Commercial:
Commercial and industrial	$1,821	$2,295	$125
Construction	—	—	—
Secured by commercial real estate	5,309	5,920	131
Secured by residential real estate	1,362	1,547	321
Retail:
1-4 family residential mortgages	628	678	—
Home equity loans and lines	402	487	119
Consumer	45	62	—
Total	$9,567	$10,989	$696

Activity in the allowance for credit losses on loans for the three and six months ended June 30, 2023 and 2022 are as follows:

For the Three Months Ended June 30, 2023	Beginning balance prior to adoption of ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$899	$(75)	$(40)	$11	$795
Construction and land development	749	105	—	—	854
Real estate secured by multi-family properties	1,577	47	—	—	1,624
Real estate secured by owner-occupied properties	972	13	—	—	985
Real estate secured by other commercial properties	1,091	137	—	—	1,228
Revolving real estate secured by 1-4 family properties-business	34	3	—	—	37
Real estate secured by 1st lien on 1-4 family properties-business	1,273	2	—	2	1,277
Real estate secured by junior lien on 1-4 family properties-business	258	(24)	—	—	234
State and political subdivisions	55	(4)	—	—	51
Retail:		—	—	—
1-4 family residential mortgages	405	28	—	—	433
Construction-individual	1	(1)	—	—	—
Revolving home equity secured by 1-4 family properties-personal	249	(15)	—	—	234
Real estate secured by 1st lien on 1-4 family properties-personal	64	3	—	—	67
Real estate secured by junior lien on 1-4 family properties-personal	77	7	—	2	86
Student loans	448	(32)	—	2	418
Overdrafts	9	19	(20)	5	13
Other consumer	30	(1)	—	—	29
Total	$8,191	$212	$(60)	$22	$8,365

For the Three Months Ended June 30, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,192	$(550)	$(8)	$76	$2,710
Construction	709	(22)	—	—	687
Secured by commercial real estate	3,813	523	—	—	4,336
Secured by residential real estate	1,029	149	—	3	1,181
State and political subdivisions	68	9	—	—	77
Retail:
1-4 family residential mortgages	665	15	—	—	680
Home equity loans and lines	398	13	—	1	412
Consumer	588	(100)	(16)	10	482
Unallocated	769	(37)	N/A	N/A	732
Total	$11,231	$—	$(24)	$90	$11,297

For the Six Months Ended June 30, 2023	Beginning balance prior to adoption of ASC 326	Impact of adopting ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,316	$(70)	$(1,015)	$(40)	$604	$795
Construction and land development	755	(10)	109	—	—	854
Real estate secured by multi-family properties	995	684	(55)	—	—	1,624
Real estate secured by owner-occupied properties	1,549	(374)	(190)	—	—	985
Real estate secured by other commercial properties	2,458	(1,128)	(102)	—	—	1,228
Revolving real estate secured by 1-4 family properties-business	25	7	5	—	—	37
Real estate secured by 1st lien on 1-4 family properties-business	1,210	490	(428)	—	5	1,277
Real estate secured by junior lien on 1-4 family properties-business	30	(14)	218	—	—	234
State and political subdivisions	94	(20)	(23)	—	—	51
Retail:
1-4 family residential mortgages	682	(196)	(53)	—	—	433
Construction-individual	1	-	(1)	—	—	—
Revolving home equity secured by 1-4 family properties-personal	299	(7)	(58)	—	—	234
Real estate secured by 1st lien on 1-4 family properties-personal	57	15	(5)	—	—	67
Real estate secured by junior lien on 1-4 family properties-personal	55	29	(2)	—	4	86
Student loans	454	12	(9)	(43)	4	418
Overdrafts	8	3	39	(52)	15	13
Other consumer	41	(8)	(1)	(3)	—	29
Unallocated	502	(502)	—	N/A	N/A	—
Total	$10,531	$(1,089)	$(1,571)	$(138)	$632	$8,365

For the Six Months Ended June 30, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,368	$(792)	$(8)	$142	$2,710
Construction	363	324	—	—	687
Secured by commercial real estate	4,280	56	—	—	4,336
Secured by residential real estate	1,035	140	—	6	1,181
State and political subdivisions	69	8	—	—	77
Retail:
1-4 family residential mortgages	646	34	—	—	680
Home equity loans and lines	376	34	—	2	412
Consumer	542	(31)	(47)	18	482
Unallocated	505	227	N/A	N/A	732
Total	$11,184	$—	$(55)	$168	$11,297

Since the implementation of ASU 326 on January 1, 2023, the Company measures loan modifications to borrowers in financial distress as a troubled debt modification ("TDM"). A TDM could involve principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or exchanging or paying off existing debt for new debt with the Company. Any amount forgiven would be charged to the allowance for credit losses. There were no TDMs in 2023.
The Company had extended, restructured, or otherwise modified the terms of loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that had been experiencing financial difficulties. A loan was considered to be a troubled debt restructuring (“TDR”) loan when the Company granted a concession to the borrower because of the borrower’s financial condition that it would not have otherwise considered. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans that had been classified as TDRs are considered non-performing. Under ASU 326, the account on these legacy TDRs will continue until the loan paid off.

The concessions made for the TDRs reported in the following disclosures involve lowering the monthly payments on loans through periods of interest only payments, a reduction in interest rate below a market rate or an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these three methods. The restructurings rarely result in the forgiveness of principal or accrued interest. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.The Company closely monitors the performance of loans that are modified to understand the effectiveness of its modification efforts. There were no payment default (60 days or more past due) during the six months ended June 30, 2023 and 2022, respectively, on loans modified within 12 months prior to June 30, 2023 and 2022, respectively.

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,033,000 and $4,301,000 as of June 30, 2023 and December 31, 2022, respectively. Non-performing TDRs totaled $301,000 and $371,000 as of June 30, 2023 and December 31, 2022, respectively. Non-accrual TDRs are included in the specific reserve calculation in 2023. All TDRs were included in the specific reserve calculation for 2022.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated. There were no loans modified as TDMs during the period.

	June 30, 2023		December 31, 2022
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

Legacy TDRs with no specific allowance recorded	$4,114	$—	$1,272	$—
Legacy TDRs with an allowance recorded	220	245	3,400	392
Total	$4,334	$245	$4,672	$392

As of June 30, 2023 and December 31, 2022, QNB had $11,000 and $5,000, respectively, in commitments to lend additional funds to customers with loans whose terms have been modified as TDRs. There were no charge-offs during the three or six months ended June 30, 2023 and 2022, resulting from loans previously modified as TDRs.

The Company has two loans secured by residential real estate for which foreclosure proceedings are in process at June 30, 2023 with a total recorded investment of $212,000.
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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2023:

June 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Treasury securities	$—	$6,449	$—	$6,449
U.S. Government agency securities	—	87,878	—	87,878
State and municipal securities (1)	—	88,222	—	88,222
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	244,557	—	244,557
Collateralized mortgage obligations (CMOs)	—	94,680	—	94,680
Corporate debt securities	—	5,903	52	5,955
Total debt securities available-for-sale	—	527,689	52	527,741
Equity securities	5,424	—	—	5,424
Total recurring fair value measurements	$5,424	$527,689	$52	$533,165

Nonrecurring fair value measurements*
Loans individually evaluated for impairment	$—	$—	$652	$652
Mortgage loans held-for-sale	—		566	566
Mortgage servicing rights	—	—	2	2
Total nonrecurring fair value measurements	$—	$—	$1,220	$1,220
*Impairment

(1) Includes derivatives designated as fair value heding instruments as discussed in Footnote 13

December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Treasuries	$—	$301	$—	$301
U.S. Government agency securities	—	86,709	—	86,709
State and municipal securities	—	95,367	—	95,367
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	256,161	—	256,161
Collateralized mortgage obligations (CMOs)	—	101,672	—	101,672
Corporate debt securities	—	6,262	53	6,315
Total debt securities available-for-sale	—	546,472	53	546,525
Equity securities	12,056	—	—	12,056
Total recurring fair value measurements	$12,056	$546,472	$53	$558,581

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$3,928	$3,928
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$3,929	$3,929
*Impairment

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three or six months ended June 30, 2023. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or six-month periods ended June 30, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2023	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Loans individually evaluated for impairment	$358	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Loans individually evaluated for impairment	294	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	2	Discounted cash flow		Remaining term		2 to 28 years
				Prepayment speeds		101% to 205%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2022	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$3,634	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -100%
				Liquidation expenses	(3)	-10%
Impaired loans	294	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2 to 28 years
				Prepayment speeds		113% to 235%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2023 and 2022:

	Fair value measurements using significant unobservable inputs (Level 3)
	2023	2022
Balance, January 1,	$53	$75
Payments received	(1)	(21)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	1
Transfers in and/or out of Level 3	—	—
Balance, June 30,	$52	$55

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at June 30, 2023 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2023;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 7.95% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2023 and December 31, 2022:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost): The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities (including derivative instruments) (carried at fair value): The fair value of securities is primarily determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

The fair value of derivatives instruments designated as fair value hedges are based on estimates QNB would receive or pay to terminate the contracts or agreement, taking into account current interest rates and when appropriate, the credit-worthiness of the counterparties; these values are included in Level 2.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2023	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$34,824	$34,824	$34,824	$—	$—
Investment securities:
Available-for-sale (1)	527,741	527,741	—	527,689	52
Equities	5,424	5,424	5,424	—	—
Restricted investment in stocks	2,730	2,730	—	2,730	—
Loans held for sale	810	812	—	812	—
Net loans	1,021,379	984,962	—	—	984,962
Mortgage servicing rights	445	622	—	—	622
Accrued interest receivable	3,721	3,721	—	3,721	—

Financial liabilities
Deposits with no stated maturities	$1,174,438	$1,174,438	$1,174,438	$—	$—
Deposits with stated maturities	275,327	269,146	—	269,146	—
Short-term borrowings	90,845	90,845	90,845	—	—
Long-term debt	20,000	19,755	19,755	—	—
Accrued interest payable	1,966	1,966	—	1,966	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	65	—	65	—

(1) Includes derivatives designated as fair value heding instruments as discussed in Footnote 13

			Fair value measurements
December 31, 2022	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,899	$15,899	$15,899	$—	$—
Investment securities:
Available-for-sale	546,525	546,525	—	546,472	53
Equities	12,056	12,056	12,056	—	—
Restricted investment in stocks	5,193	5,193	—	5,193	—
Net loans	1,028,854	1,001,103	—	—	1,001,103
Mortgage servicing rights	469	638	—	—	638
Accrued interest receivable	5,038	5,038	—	5,038	—

Financial liabilities
Deposits with no stated maturities	$1,242,920	$1,242,920	$1,242,920	$—	$—
Deposits with stated maturities	175,449	168,554	—	168,554	—
Short-term borrowings	161,327	161,327	161,327	—	—
Long-term debt	10,000	10,000	10,000	—	—
Accrued interest payable	467	467	—	467	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	69	—	69	—

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

A summary of the Company's financial instrument commitments is as follows:

	June 30,	December 31,
	2023	2022
Commitments to extend credit and unused lines of credit	$383,813	$339,312
Standby letters of credit	20,738	19,512
Total financial instrument commitments	$404,551	$358,824

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $11,545,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2023 and December 31, 2022 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. During the six months ended June 30, 2023, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $369,000.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2023, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$165,369	13.54%	$97,689	8.00%	$122,111	10.00%
Bank	152,397	12.65	96,356	8.00	120,446	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$156,908	12.85	73,267	6.00	73,267	6.00
Bank	143,936	11.95	72,267	6.00	96,356	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	156,908	12.85	54,950	4.50	N/A	N/A
Bank	143,936	11.95	54,200	4.50	78,290	6.50

Tier 1 capital (to average assets):
The Company	156,908	9.13	68,774	4.00	N/A	N/A
Bank	143,936	8.44	68,256	4.00	85,320	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$162,725	13.19%	$98,701	8.00%	$123,376	10.00%
Bank	149,908	12.52	95,796	8.00	119,746	10.00

Tier 1 capital (to risk-weighted assets):
The Company	152,077	12.33	74,025	6.00	74,025	6.00
Bank	139,260	11.63	71,847	6.00	95,896	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	152,077	12.33	55,519	4.50	N/A	N/A
Bank	139,260	11.63	53,886	4.50	77,835	6.50

Tier 1 capital (to average assets):
The Company	152,077	8.75	69,507	4.00	N/A	N/A
Bank	139,260	8.07	69,009	4.00	86,261	5.00

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

13. DERIVATIVES AND HEDGING ACTIVITIES

QNB's risk management objective with respect to derivative financial instruments is to hedge the risk of changes in the fair value of certain fixed-rate investment securities, included in a closed portfolio, for changes in the Secued Overnight Financing Rate ("SOFR"). The effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income, net of tax, and are reclassified to interest income as interest payments are made or received on the hedged portfolios. QNB assesses the effectiveness of each hedging relationship using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item. In the assessment of hedge effectiveness, QNB will consider the likelihood of the counterparty's compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk). If the likelihood that the counterparty will not default ceases to be probable, the hedge may no longer be highly effective and hedge ineffectiveness due to counterparty payment risk will be assessed.

The following table presents the notional amounts of derivatives designated as fair value hedging instruments at June 30, 2023. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts. QNB did not have any derivatives designated as fair value hedging instruments at December 31, 2022.

	At June 30, 2023
	Interst Rate Swaps-Fair Value Hedges
Balance Sheet Classification	Notional Amount	Fair Value
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$625
U.S. Government agencies and GSE mortgage backed securities	225,000	1,621
Total	$300,000	$2,246

The following table presents amounts included in the Consolidated Statements on Income for derivatives designated as fair value hedging instruments for the three and six months ended June 30, 2023.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Income Sheet Classification	2023	2023
Interest and dividends on available-for-sale and equity securities:
Taxable	$180	$180
Total	$180	$180

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as fair value hedging instruments at June 30, 2023.

Balance Sheet Classification	At June 30, 2023
Accumulated other comprehensive loss, net of tax	$1,774
Total	$1,774

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized. There were no other-than-temporary impairment charges recorded during the three or six months ended June 30, 2023 and 2022, respectively.

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related other-than-temporary impairment charges in the three or six months ended June 30, 2023 or 2022, respectively.

Allowance for Credit Losses on Loans

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

Stock-Based Compensation

QNB sponsors a stock-based compensation plan, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation-Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2023 of $1,887,000, or $0.52 per share on a diluted basis, compared to net income of $3,349,000, or $0.94 per share on a diluted basis, for the same period in 2022. For the six-month period ended June 30, 2023, QNB reported net income of $6,005,000, or $1.67 per share on a diluted basis, compared to net income of $7,059,000, or $1.98 per share on a diluted basis, for the same period in 2022. The Bank contributed $6,234,000 to net income for the six months ended June 30, 2023 compared to $7,790,000 for the same period 2022; and the holding company contributed negative $229,000 to net income for the six months ended June 30, 2023 compared to a negative $731,000 for the same period 2022. The results at the Bank were primarily due to net interest margin compression partly offset by the reversal for credit losses on loans of $1,596,000. The results at the holding company are due primarily to the change in the fair value of the equity securities included in the investment portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.44% and 4.82%, respectively, for the quarter ended June 30, 2023 compared with 0.79% and 9.28%, respectively, for the quarter ended June 30, 2022.

For the six months ended June 30, 2023, the annualized rate of return on average assets and average shareholders’ equity was 0.70% and 7.78%, respectively, compared with 0.84% and 9.93%, for the same period in 2022.

Total assets as of June 30, 2023 were $1,650,586,000, compared with $1,668,497,000 at December 31, 2022. Loans receivable at June 30, 2023 were $1,029,744,000, a $9,641,000 decrease from $1,039,385,000 at December 31, 2022. Total deposits of $1,449,765,000 at June 30, 2023 increased $31,396,000 compared with total deposits of $1,418,369,000 at December 31, 2022.

Results for the three and six months ended June 30, 2023 include the following significant components:

•
Net interest income decreased $1,770,000, or 15.9%, to $9,333,000 and decreased $2,089,000, or 9.6%, to $19,750,000 for the three and six months ended June 30, 2023, respectively.
•
Net interest margin on a tax-equivalent basis decreased 46 basis points for the quarter and 31 basis points for the six months ended June 30, 2023, at 2.27% and 2.41% to compared to 2.73% and 2.72% for the same periods in June 30, 2022, respectively.
•
QNB recorded $209,000 in its provision for credit losses on loans for the quarter ended June 30, 2023, compared with no provision for the same period in 2022. QNB reversed $1,596,000 in its provision for credit losses on loans for the six months ended June 30, 2023, compared with no provision for the same period in 2022.
•
Non-interest income increased $941,000, to $1,580,000 for the second quarter and increased $549,000, to $2,799,000 for the six months ended June 30, 2023 compared with the same periods in 2022. Excluding realized and unrealized gains (losses) on securities, non-interest income increased $8,000, or 0.5%, to $1,634,000 for the quarter and increased $50,000, or 1.6%, to $3,261,000 for the six months ended June 30, 2023, compared with the same periods in 2022.
•
Non-interest expense increased $746,000 to $8,492,000 for the quarter and increased $1,133,000 to $16,692,000 for the six months ended June 30, 2023 compared to the same periods in 2022.
•
Total non-performing loans were $8,827,000, or 0.86% of loans receivable at June 30, 2023, compared to $9,121,000, or 0.88% of loans receivable at December 31, 2022. Loans on non-accrual status were $4,794,000 at June 30, 2023 compared with $4,820,000 at December 31, 2022. Net loan recoveries for the six months ended June 30, 2023 were $494,000, compared with $113,000 for the same period in 2022.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six month periods ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total interest income	$15,865	$12,327	$31,328	$24,136
Total interest expense	6,532	1,224	11,578	2,297
Net interest income	9,333	11,103	19,750	21,839
Tax-equivalent adjustment	148	179	298	364
Net interest income (fully taxable-equivalent)	$9,481	$11,282	$20,048	$22,203

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$3,398	4.81%	$41	$872	0.97%	$2
U.S. Government agencies	101,945	1.11	283	101,936	1.11	283
State and municipal	109,345	2.38	651	130,329	2.40	783
Mortgage-backed and CMOs	406,442	1.76	1,786	458,622	1.59	1,820
Corporate debt securities	6,625	4.42	73	6,688	4.36	73
Equities	8,355	4.65	97	12,409	3.22	100
Total investment securities	636,110	1.84	2,931	710,856	1.72	3,061
Loans:
Commercial real estate	696,223	4.72	8,201	621,225	4.07	6,307
Residential real estate	107,402	3.66	984	104,323	3.32	866
Home equity loans	57,601	6.44	925	54,421	3.73	506
Commercial and industrial	142,438	7.14	2,538	140,840	4.34	1,525
Consumer loans	3,918	7.22	70	4,621	5.14	59
Tax-exempt loans	19,742	3.50	172	19,343	3.39	163
Total loans, net of unearned income*	1,027,324	5.03	12,890	944,773	4.00	9,426
Other earning assets	11,555	6.69	192	4,045	1.93	19
Total earning assets	1,674,989	3.83	16,013	1,659,674	3.02	12,506
Cash and due from banks	13,547			13,716
Allowance for loan losses	(8,297)			(11,266)
Other assets	39,129			38,476
Total assets	$1,719,368			$1,700,600
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$305,067	0.43%	325	$348,518	0.20%	174
Municipals	114,965	4.36	1,251	109,055	0.43	117
Money market	175,243	2.39	1,044	143,285	0.35	125
Savings	359,733	1.22	1,093	448,915	0.34	383
Time < $100	111,455	2.27	631	90,874	0.75	170
Time $100 through $250	109,462	3.49	953	46,204	0.67	77
Time > $250	38,005	2.82	267	25,489	0.70	45
Total interest-bearing deposits	1,213,930	1.84	5,564	1,212,340	0.36	1,091
Short-term borrowings	108,117	2.90	783	79,402	0.47	93
Long-term debt	16,813	4.35	185	10,000	1.57	40
Total interest-bearing liabilities	1,338,860	1.96	6,532	1,301,742	0.38	1,224
Non-interest-bearing deposits	213,308			246,581
Other liabilities	10,310			7,589
Shareholders' equity	156,890			144,688
Total liabilities and shareholders' equity	$1,719,368			$1,700,600
Net interest rate spread		1.87%			2.64%
Margin/net interest income		2.27%	$9,481		2.73%	$11,282

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$1,842	4.57%	$42	$483	0.95%	$2
U.S. Government agencies	101,944	1.11	566	100,963	1.10	553
State and municipal	110,243	2.31	1,272	130,061	2.40	1,564
Mortgage-backed and CMOs	411,760	1.69	3,471	459,872	1.54	3,539
Corporate debt securities	6,631	4.41	146	6,694	4.35	146
Equities	10,215	3.91	198	12,412	3.21	198
Total investment securities	642,635	1.77	5,695	710,485	1.69	6,002
Loans:
Commercial real estate	688,959	4.63	15,803	609,508	4.06	12,264
Residential real estate	106,555	1.80	1,921	102,885	1.64	1,684
Home equity loans	57,126	6.34	1,795	54,519	3.55	959
Commercial and industrial	147,568	7.70	5,634	140,715	4.46	3,110
Consumer loans	4,003	6.97	138	4,678	5.10	118
Tax-exempt loans	20,164	3.49	349	19,455	3.40	328
Total loans, net of unearned income*	1,024,375	5.05	25,640	931,760	4.00	18,463
Other earning assets	9,290	6.32	291	5,359	1.34	35
Total earning assets	1,676,300	3.80	31,626	1,647,604	3.00	24,500
Cash and due from banks	13,216			13,401
Allowance for loan losses	(9,113)			(11,236)
Other assets	38,865			38,292
Total assets	$1,719,268			$1,688,061
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$311,306	0.41%	627	$343,435	0.19%	320
Municipals	113,468	4.13	2,326	112,765	0.37	208
Money market	153,058	1.83	1,386	142,296	0.33	231
Savings	382,775	1.14	2,170	443,311	0.32	704
Time < $100	106,360	1.92	1,013	91,779	0.78	354
Time $100 through $250	103,570	3.27	1,680	47,363	0.69	162
Time > $250	32,894	2.39	390	25,231	0.70	87
Total interest-bearing deposits	1,203,431	1.61	9,592	1,206,180	0.35	2,066
Short-term borrowings	121,443	2.95	1,778	75,462	0.41	152
Long-term debt	11,354	3.64	208	10,000	1.57	79
Total interest-bearing liabilities	1,336,228	1.75	11,578	1,291,642	0.36	2,297
Non-interest-bearing deposits	217,604			245,346
Other liabilities	9,732			7,729
Shareholders' equity	155,704			143,344
Total liabilities and shareholders' equity	$1,719,268			$1,688,061
Net interest rate spread		2.05%			2.64%
Margin/net interest income		2.41%	$20,048		2.72%	$22,203

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and six months ended June 30, 2023 and 2022.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023 compared			June 30, 2023 compared
	to June 30, 2022			to June 30, 2022
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$39	$6	$33	$40	$7	$33
U.S. Government agencies	—	—	—	13	5	8
State and municipal	(132)	(127)	(5)	(292)	(239)	(53)
Mortgage-backed and CMOs	(34)	(206)	172	(68)	(370)	302
Corporate debt securities	—	(1)	1	—	(2)	2
Equities	(3)	(33)	30	—	(35)	35
Total Investment securities (AFS & Equity)	(130)	(361)	231	(307)	(634)	327
Loans:
Commercial real estate	1,894	762	1,132	3,539	1,599	1,940
Residential real estate	118	26	92	237	149	88
Home equity loans	419	30	389	836	46	790
Commercial and industrial	1,013	18	995	2,524	152	2,372
Consumer loans	11	(9)	20	20	(17)	37
Tax-exempt loans	9	4	5	21	12	9
Total Loans	3,464	831	2,633	7,177	1,941	5,236
Other earning assets	173	36	137	256	26	230
Total interest income	3,507	506	3,001	7,126	1,333	5,793
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	151	(22)	173	307	(30)	337
Municipals	1,134	6	1,128	2,118	1	2,117
Money market	919	27	892	1,155	17	1,138
Savings	710	(76)	786	1,466	(96)	1,562
Time < $100	461	39	422	659	56	603
Time $100 through $250	876	105	771	1,518	191	1,327
Time > $250	222	22	200	303	26	277
Total interest-bearing deposits	4,473	101	4,372	7,526	165	7,361
Short-term borrowings	690	34	656	1,626	93	1,533
Long-term debt	145	27	118	129	11	118
Total interest expense	5,308	162	5,146	9,281	269	9,012
Net interest income	$(1,801)	$344	$(2,145)	$(2,155)	$1,064	$(3,219)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the second quarter of 2023 were $1,674,989,000, an increase of $15,315,000, or 0.9%, from the second quarter of 2022, with average loans increasing $82,551,0000, or 8.7%, and average investment securities decreasing $74,746,000, or 10.5%, over the same period in 2022. Cash generated from maturities and sales in the investment portfolio and an increase in borrowed funds of $35,528,000 supported loan growth. Average loans as a percent of average earning assets was 61.3% for the second quarter of 2023, compared with 56.9% for the second quarter of 2022. On the funding side, average deposits decreased $31,683,000, or 2.2%, to $1,427,238,000 for the second quarter of 2023 primarily due to a decrease in non-interest bearing demand products. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements, short-term Federal Reserve Bank ("FRB") borrowing and over-night FHLB borrowings, increased $28,715,000 to $108,117,000 during the second quarter of 2023 compared to $79,402,000 for the same period in 2022.

The net interest margin for the second quarter of 2023 decreased 46 basis points to 2.27% from 2.73% or the same period in 2022. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. The increases in interest rates starting in March 2022 has compressed the net interest margin as QNB had been liability sensitive; QNB entered into interest rate hedging derivatives during the second quarter of 2023 moving QNB to be asset sensitive. The net interest margin is expected to improve as loans and securities reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $3,507,000, or 28.0%, to $16,013,000 for the second quarter of 2023; total interest expense increased $5,308,000 to $6,532,000.

The yield on earning assets on a tax-equivalent basis increased 81 basis points to 3.83% for the second quarter of 2023, from 3.02% for the second quarter of 2022. The cost of interest-bearing liabilities was 1.96% for the second quarter of 2023, compared with 0.38% for the same period in 2022.

Interest income on investment securities (available-for-sale and equity) decreased $130,000 when comparing the quarters ended June 30, 2023 and 2022. The average yield on the investment portfolio was 1.84% for the second quarter of 2023 compared with 1.72% for the same period in 2022.

The yield on U.S. Treasury securities was 4.81% for the second quarter of 2023 compared to 0.97% for the same period in 2022. Income on U.S. Government agency securities remained flat as the average balances increased $9,000 and the rate remained the same.

Interest income on municipal securities, which are primarily tax-exempt, decreased $132,000 due to a $20,984,000 decrease in average balances and a two basis-point decrease in rate. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $34,000 while average balances decreased $52,180,000 and yield increased 17 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

The dividend yield on equities increased 143 basis points as average balances decreased $4,054,000. Proceeds from sales of equities were reinvested in higher yielding treasury securities.

Income on loans increased $3,464,000 to $12,890,000 when comparing the second quarters of 2023 and 2022, with a $82,551,000 increase in average balances contributing to an increase in interest income of $831,000 and a 103-basis point increase in yield contributing to a $2,633,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,894,000 when comparing the second quarters of 2023 and 2022, primarily due to increased average balances of $74,998,000, or 12.1%, and a 65-basis point increase in rate from 4.07% in 2022 to 4.72% in 2023.

Income on commercial and industrial loans increased $1,013,000 when comparing the second quarters of 2023 and 2022. The average yield on these loans increased 280 basis points to 7.14% resulting in an increase in income of $995,000; average balances increased $1,598,000, to $142,438,000 for the second quarter of 2023 resulting in an $18,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income was $172,000 for the second quarter of 2023, an increase of $9,000 from the same period in 2022. Average balances increased $399,000, or 2.1%, to $19,742,000 for the second quarter of 2023, resulting in an increase of $4,000 in income. The yield on municipal loans increased 11 basis points, to 3.50% for the second quarter of 2023, compared with the same period in 2022, resulting in an increase of $5,000 in interest income.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $118,000 when comparing the second quarter of 2023 to the same period in 2022. Average residential mortgage loan balances increased by $3,079,000, or 3.0%, to $107,402,000 for the second quarter of 2023 compared to the same period in 2022, which contributed a $26,000 increase in interest income. The average yield on the portfolio increased 34 basis points and contributed an increase of $92,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2023 period by $3,180,000 to

$57,601,000; interest income increased $419,000 as the average yield increased 271 basis points to 6.44%. The yield on the consumer portfolio increased 208 basis points to 7.22% for the second quarter of 2023 and there was a $703,000 decrease in average balances resulting in a net $11,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense increased $5,308,000, when comparing the second quarter of 2023 to the same period in 2022. QNB experienced a decrease in accounts with greater liquidity and an increase in time deposits. Average non-interest-bearing demand accounts decreased $33,273,000 to $213,308,000 for the second quarter of 2023. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average interest-bearing demand accounts decreased $43,451,000, or 12.5%, to $305,067,000 for the second quarter of 2023; however interest expense on interest-bearing demand accounts increased $151,000 to $325,000 for the same period, as the average rate paid increased 23 basis points to 0.43% for the second quarter of 2023. Average money market accounts increased $31,958,000, or 22.3%, to $175,243,000 for the second quarter of 2023 compared with the same period in 2022. Interest expense on money market accounts increased $919,000 to $1,044,000, and the average interest rate paid on money market accounts increased 204 basis point to 2.39% for the second quarter of 2023. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts increased $1,134,000 to $1,251,000 for the second quarter of 2023. The average interest rate paid on municipal interest-bearing demand accounts increased 393 basis points to 4.36% for the second quarter of 2023 over the same quarter of 2022, and average balances increased $5,910,000, or 5.4%, to $114,965,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts increased $710,000 when comparing the second quarter of 2023 to the same quarter of 2022. The average interest rate paid on savings accounts increased 88 basis points to 1.22% for the second quarter of 2023. When comparing these same periods, average savings accounts decreased $89,182,000, or 19.9%, to $359,733,000 for the second quarter of 2023 primarily due to decreases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2023 of $263,717,000 compared to $340,646,000 in the same period of 2022. The average yield paid on these accounts was 1.58% for the second quarter of 2023 and 0.41% for the same period in 2022. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $901,000 when comparing the second quarter of 2023 to the same period in 2022.

Interest expense on time deposits totaled $1,851,000 for the second quarter of 2023 compared to $292,000 in 2022. Average total time deposits increased $96,355,000 to $258,922,000 for the second quarter of 2023. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 215 basis points from 0.72% to 2.87% when comparing the second quarter of 2023 to the same period in 2022.

Approximately $171,738,000, or 62%, of time deposits at June 30, 2023 will mature over the next 12 months. The average rate paid on these time deposits is approximately 2.44%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers at June 30, 2023 and June 30, 2022. At June 30, 2023, short-term borrowing also included overnight FHLB borrowing and FRB borrowing. Interest expense on short-term borrowings increased $690,000 for the second quarter of 2023 to $783,000 when compared to the same period in 2022. When comparing these same periods, average balances increased $28,715,000 to $108,117,000. The yield on customer repos increased 99 basis points for the second quarter of 2023 to 1.33%. The yield on the short-term FHLB borrowing was 5.21% for the second quarter of 2023. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. Average balances of the FRB borrowing of $50,000,000 are included in short-term borrowings. During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a lower yield than short-term borrowings at that time; this borrowing matured during the first quarter of 2023. During the second quarter of 2023, QNB borrowed long-term debt of $20,000,000 to lock in borrowing at a lower yield than short-term borrowings.

Net Interest Income and Net Interest Margin – Six-Month Comparison

For the six-month period ending June 30, 2023, average earning assets increased $28,696,000, or 1.7%, to $1,676,300,000, with average loans increasing 9.9% slightly offset by a decrease in average investment securities of 9.5%. Average total deposits decreased $30,491,000, or 2.1%, to $1,421,035,000 for the six-month period ended June 30, 2023 compared to the same period in 2022. The net interest margin on a tax-equivalent basis was 2.41% for the six-month period ended June 30, 2023, a 31-basis point decrease from the same period in 2022.

Total interest income on a tax-equivalent basis increased $7,126,000, or 29.1%, to $31,626,000 from $24,500,000, when comparing the six-month periods ended June 30, 2023 and June 30, 2022 due to an increase in volume and rate on loans. Interest income on loans increased $1,852,000 as a result of volume and increased $5,325,000 as a result of yields. The yield on investments increased eight basis points from 1.69% to 1.77% when comparing the six-month periods. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.00% to 3.80% for the six-month periods with the yield on loans up 80 basis points. QNB continues to experience pressure on yields due to competitive pressures on loan pricing.

Total interest expense increased $9,281,000 for the six-month period ended June 30, 2023 compared with the same period in 2022, attributable to increases in rates. The average rate paid on interest bearing deposits increased 126 basis points to 1.61% for the six-month period ended June 30, 2023 versus the same period in 2022. The average balance of total short-term borrowings increased $45,981,000 primarily due to overnight FHLB borrowing. The yield on interest-bearing liabilities increased 139 basis points to 1.75% for the six months ended June 30, 2023. QNB invested proceeds from maturities of investment securities and growth borrowings into loans.

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

Based on this analysis, QNB recorded a reversal of $1,571,000 for the six months ended June 30, 2023, through the allowance for credit losses on loans, compared to no provision for the same period in 2022. QNB recorded $25,000 for the allowance for credit losses for unused commitments in he six months ended June 30, 2023 compared to none for the same period in 2022.

QNB's allowance for credit losses on loans of $8,365,000 represents 0.81% of loans receivable at June 30, 2023 compared with an allowance for loan losses of $10,531,000, or 1.01% of loans receivable, at December 31, 2022, and $11,297,000, or 1.17%, at June 30, 2022. Management believes the allowance for credit losses on loans at June 30, 2023 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net charge-offs were $38,000 for the three months ended June 30, 2023 compared to net recoveries of $66,000 for the three months ended June 30, 2022. Charge-offs consisted of a $40,000 commercial loan and overdrafts of $20,000. Recoveries of approximately $22,000 during the three months ended June 30, 2023 consisted of $17,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $5,000. Annualized net charge-offs as a percentage of average loans receivable were 0.01% for the three months ended June 30, 2023, compared to annualized net recoveries of 0.03% for the three months ended June 30, 2022.

Net recoveries were $494,000 for the six months ended June 30, 2023 compared to net recoveries of $113,000 for the six months ended June 30, 2022. Charge-offs of approximately $138,000 during the six months ended June 30, 2023 consisted primarily of a commercial loan of $40,000, student loans of $43,000, a consumer loan of $3,000 and overdrafts of $52,000. These were offset by $652,000 in recoveries comprising $617,000 in repayments from borrowers of previously charged-off credits, and $15,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.10% for the six months ended June 30, 2023, compared to annualized net charge-offs of 0.02% for the six months ended June 30, 2023.

Non-performing assets were $8,827,000 at June 30, 2023 compared to $9,121,000 as of December 31, 2022 and $11,394,000 at June 30, 2022. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 0.86% of loans receivable at June 30, 2023, 0.88% at December 31, 2022, and 1.18% of loans receivable at June 30, 2022. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At June 30, 2023, $4,147,000, or approximately 86%, of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $14,806,000, an increase of $1,122,000 from the $13,684,000 reported at December 31, 2022 and a decrease of $4,030,000, or 21.4%, from the $18,836,000 reported at June 30, 2022. The increase in classified loans since December 31, 2022 is primarily due to one large commercial relationship; the decrease since June 30, 2022 is primarily due to repayments and pay-offs on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at June 30, 2023, December 31, 2022, or June 30, 2022. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.94% of loans receivable at June 30, 2023 compared with 0.23% at December 31, 2022, and 0.33% at June 30, 2022.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $4,033,000 at June 30, 2023, compared with $4,301,000 at December 31, 2022, and $4,309,000 at June 30, 2022. There were no troubled debt modifications identified during the six months ended June 30, 2023. QNB had no other real estate owned or repossessed assets at June 30, 2023, December 31, 2022 or June 30, 2022.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2023	2022	2022
Non-accrual loans	$4,794	$4,820	$7,085
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	4,033	4,301	4,309
Total non-performing loans	8,827	9,121	11,394
Total non-performing assets	$8,827	$9,121	$11,394

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,024,088	$967,438	$931,760
Total loans	1,029,744	1,039,385	963,414

Allowance for credit losses on loans	8,365	10,531	11,297

Allowance for loan losses to:
Non-performing loans	94.77%	115.46%	99.15%
Total loans (excluding held-for-sale)	0.81%	1.01%	1.17%
Average total loans (excluding held-for-sale)	0.82%	1.09%	1.21%

Non-performing loans / total loans (excluding held-for-sale)	0.86%	0.88%	1.18%
Non-performing assets / total assets	0.53%	0.55%	0.69%

An analysis of net loan charge-offs (recoveries) for the three and six months ended June 30, 2023 compared to 2022 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (recoveries) charge-offs	$38	$(66)	$(494)	$(113)

Net annualized (recoveries) charge-offs to:
Total loans	0.01%	(0.03%)	-0.10%	(0.02%)
Average total loans excluding held-for-sale	0.01%	(0.03%)	-0.10%	(0.02%)
Allowance for loan losses	1.82%	(2.34%)	-11.91%	(2.02%)

At June 30, 2023 and December 31, 2022, the recorded investment in loans for which impairment has been identified totaled $4,794,000 and $9,567,000 of which $3,692,000 and $4,943,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $1,102,000 and $4,624,000 at June 30, 2023 and December 31, 2022, respectively, and the related allowance for loan losses associated with these loans was $450,000 and $696,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net gain on sales of investment securities	$519	$457	$62	13.6%	$54	$493	$(439)	-89.0%
Unrealized gain (loss) on investment equity securities	(573)	(1,446)	873	(60.4)	(516)	(1,454)	938	(64.5)
Fees for services to customers	414	403	11	2.7	816	787	29	3.7
ATM and debit card	704	705	(1)	(0.1)	1,363	1,346	17	1.3
Retail brokerage and advisory	202	205	(3)	(1.5)	436	410	26	6.3
Bank-owned life insurance	78	75	3	4.0	164	156	8	5.1
Merchant	106	109	(3)	(2.8)	199	204	(5)	(2.5)
Net gain on sale of loans	(5)	—	(5)	N/M	1	—	1	N/M
Other	135	131	4	3.1	282	308	(26)	(8.4)
Total	$1,580	$639	$941	147.3%	$2,799	$2,250	$549	24.4%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2023 was $1,580,000, an increase of $941,000, compared to $639,000 for the second quarter of 2022. Excluding realized and unrealized gains (losses) on securities, non-interest income increased $8,000, or 0.5%, to $1,634,000 for the quarter ended June 30, 2023 compared with the same period in 2022.

During the second quarter of 2023, unrealized losses on investment equity securities of $573,000 were recorded compared to losses of $1,446,000 in the same period of 2022. The unrealized losses and gains for the three months ended June 30, 2023 and 2022 resulted from the change in the fair value of the equities included in the investment portfolio. The equities portfolio comprises blue-chip large-capitalized stocks, providing a year-to-date taxable equivalent dividend yield of 4.65%. The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through June 30, 2023 is $2.14 per diluted share. Details of the equity portfolio’s contribution to net income since January 1, 2016 is detailed in the following table.

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,							For the Six Months Ended June 30,
	2016	2017	2018	2019	2020	2021	2022	2023	2022

Equity Securities:
Tax-equivalent dividends*	$233	$249	$300	$274	$392	$437	$399	$198	$198
Net gain (loss) on sales	758	1,557	(79)	1,781	585	1,788	405	311	489
OTTI	(192)	(80)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	(336)	770	(47)	926	(1,026)	(516)	(1,454)
Tax-equivalent income before tax	799	1,726	(115)	2,825	930	3,151	(222)	(7)	(767)
Tax expense (benefit)*	324	700	(33)	816	269	910	(64)	(2)	(222)
Net income	$475	$1,026	$(82)	$2,009	$661	$2,241	$(158)	$(5)	$(545)

Earnings per share - basic	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$(0.00)	$(0.15)
Earnings per share - diluted	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$(0.00)	$(0.15)
Tax-equivalent yield*	3.13%	3.49%	3.08%	3.31%	3.54%	3.02%	3.32%	3.91%	3.21%

*Based on Federal tax rates of 34% for the 2016 period and 21% for the 2017, 2018, 2019, 2020, 2021, 2022 and 2023 periods.

QNB originates residential mortgage loans for sale in the secondary market. Net losses on sale of loans was $5,000 for second quarter of 2023, which includes a negative lower-cost of market adjustment on loans held for sale of $5,000; there were no sales in the second quarter of 2023 or 2022. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination.

Fees for services to customers increased $11,000 to $414,000 for the second quarter of 2023, due primarily to an increase in net overdraft income. ATM and debit card income decreased $1,000 to $704,000 for the second quarter of 2023, compared to the same period in 2022.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees decreased for the second quarter of 2023 compared to the same period in 2022. Advisory fees decreased $3,000 for the second quarter of 2023 compared with the same period in 2022 due to a decrease in the value of assets under management, while transactional fees remained flat.

Merchant fees decreased $3,000 for the second quarter of 2023 compared with the same period in 2022. Other non-interest income increased $4,000. There were increases in credit card income of $7,000 and letter of credit fees of $5,000; partially offset by broker-dealer conversion fees recorded in 2022.

Six-Month Comparison

Total non-interest income for the six-month periods ended June 30, 2023 and 2022 was $2,799,000 and $2,250,000, respectively, an increase of $549,000. Excluding realized and unrealized gain and losses on securities, total non-interest income was $3,261,000 and $3,211,000, respectively, an increase of $50,000, or 1.6%.

Net investment securities gains decreased $439,000 to $54,000 for the six months ended June 30, 2023 compared to $493,000 for the comparable six months in 2022. Market conditions in the equities market for the six months ended June 30, 2023 versus the same period in 2022 resulted in greater opportunities for profitable sales in 2022; these were partly offset by losses on debt securities. QNB recorded realized gains of $311,000 compared to gains of $489,000 on equity securities for the six months ended June 30, 2023 and 2022, respectively. Losses on sales of debt securities were $257,000 as QNB sold securities to lower its market risk in a rising rate environment.

Net gains on sales of loans for the six months ended June 30, 2023 were $1,000 and included a lower-of-cost-or-market adjustment on loans held for sale of a negative $5,000; there were no loan sales in the 2022 period. Proceeds from the sale of residential mortgages were $388,000 for the six-month period ended June 30, 2023.

Fees for services to customers increased $29,000 to $816,000 for the first six months of 2022, due primarily to an increase in net overdraft income. ATM and debit card increased $17,000 for the first six months of 2023 compared to 2022, for reasons detailed in the quarterly comparison.

Retail brokerage and advisory fees increased $26,000, or 6.3%, to $436,000 for the six months ended June 30, 2023 compared to the same period in 2022; advisory fees decreased $13,000 and transaction-based fees increased $39,000.

Merchant income decreased $5,000. Other non-interest income decreased $26,000. Mortgage servicing income decreased $13,000 when comparing the two six-month periods primarily due payoff on the serviced portfolio. There was a decrease in title company income of $21,000 and $22,000 in broker-dealer conversion fees in 2022; partly offset by a $14,000 increase in credit card income for the first six months of 2023 compared to 2022.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries and employee benefits	$4,775	$4,205	$570	13.6%	$9,338	$8,471	$867	10.2%
Net occupancy	549	550	(1)	(0.2)	1,089	1,128	(39)	(3.5)
Furniture and equipment	918	724	194	26.8	1,755	1,411	344	24.4
Marketing	259	297	(38)	(12.8)	462	491	(29)	(5.9)
Third-party services	636	590	46	7.8	1,245	1,257	(12)	(1.0)
Telephone, postage and supplies	133	174	(41)	(23.6)	300	368	(68)	(18.5)
State taxes	60	188	(128)	(68.1)	184	460	(276)	(60.0)
FDIC insurance premiums	296	180	116	64.4	471	397	74	18.6
Other	866	838	28	3.3	1,848	1,576	272	17.3
Total	$8,492	$7,746	$746	9.6%	$16,692	$15,559	$1,133	7.3%

Quarter to Quarter Comparison

Total non-interest expense was $8,492,000 for the second quarter of 2023, an increase of $746,000 compared to the second quarter of 2022.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $570,000, or 13.6%, to $4,775,000 when comparing the two quarters. Salary expense and related payroll taxes increased $443,000 to $3,979,000 during the second quarter of 2023 compared to the same period in 2022 due to pay increases and filling open positions. Medical and dental premiums, net of employee contributions, increased $52,000 when comparing the two quarters due to timing of medical claims. Retirement and post-retirement costs increased $71,000.

Net occupancy and furniture and equipment expenses combined increased $193,000, or 15.1%, when comparing the second quarters of 2023 and 2022. This is due primarily to increased software maintenance expense. Marketing expense decreased $38,000, or 12.8%, to $259,000 for the quarter ended June 30, 2023, due to timing of promotions and community support donations.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $46,000 primarily due to legal fees. State taxes decreased $128,000, or 68.1%, due to lower banks shares tax as there was a decline in capital from year-end 2021 to year-end 2022. FDIC insurance premiums increased $116,000 due to an increase in the assessment rate.

Other non-interest expense increased $28,000, or 3.3%, due to a $22,000 increase in business development costs and an increase in director fees of $13,000; partly offset by a decrease in checkcard expense of $12,000.

Six-Month Comparison

Total non-interest expense was $16,692,000 for the six-month period ended June 30, 2023, an increase of $1,133,000, or 7.3%, compared to the six months ended June 30, 2022.

Salaries and benefits expense increased $867,000 to $9,338,000 for the six months ended June 30, 2023 compared to the same period in 2022. Salary and related payroll tax expense increased $803,000 during the period, to $7,946,000 and retirement and post-retirement costs increased $71,000.

Net occupancy and furniture and equipment expense increased $305,000, or 12.0%, to $2,844,000, due to the reasons described in the quarter to quarter comparison. Third-party services decreased $12,000, or 1.0%, to $1,245,000 for the six months ended June 30, 2022.

FDIC insurance premiums increased $74,000 and state taxes decreased $276,000, due to the reasons described in the quarter to quarter comparison.

Other non-interest expense increased due to the reasons described above in the quarter to quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2023, QNB’s net deferred tax asset was $21,418,000. The primary components of deferred taxes are deferred tax assets of which $20,066,000 relates to investment securities fair value adjustments and $1,757,000 relates to the allowance for credit losses on loans. As of December 31, 2022, QNB’s net deferred tax asset was $23,077,000 of which $21,565,000 related to investment securities fair value adjustments and $2,212,000 was related to the allowance for loan losses. The decrease in the balance of net deferred tax assets when comparing June 30, 2023 to December 31, 2022 is due to the improvement in unrealized losses on available for sale securities at June 30, 2023 compared to December 31, 2022, contributing $899,000 of the decrease.

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

Applicable income tax expense was $325,000 for the quarter and $1,448,000 for the six months ended June 30, 2023, compared to $647,000 for the quarter and $1,471,000 for the six months ended June 30, 2022, respectively. The effective tax rate for the second quarter and six-month period ended June 30, 2023 was 14.7% and 19.4%, respectively, compared with 16.2% and 17.2%, respectively, for the same period in 2022. The increase in the effective tax rate for the six months ended June 30, 2023 is due to the state income tax at the parent company and there was a lower proportion of tax-exempt net interest income to income before taxes for 2023 over 2022.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Rate competition for quality loans is anticipated to continue through 2023. It is also anticipated that the rate competition for attracting and retaining deposits may increase in the remainder of 2023, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at June 30, 2023 were $1,650,586,000 compared with $1,668,497,000 at December 31, 2022. Cash and cash equivalents increased $18,925,000 from $15,899,000 at December 31, 2022 to $34,824,000 at June 30, 2023.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $18,784,000, due to maturities and prepayments of $21,937,000 and sales of $9,081,000; partly offset by improvement in the fair value mark of $6,527,000.

Loans receivable decreased $9,641,000 with commercial loans decreasing $8,295,000 to $863,250,000 at June 30, 2023, compared with $871,545,000 at year-end 2022.

Deposits grew $31,396,000 from December 31, 2022 to June 30, 2023. Non-interest-bearing demand deposits decreased $19,453,000, with balances of $212,396,000 at June 30, 2023 compared with $213,849,000 at year-end 2022. Interest-bearing demand balances, excluding municipal deposits, decreased $9,692,000, or 2.9%, to $324,894,000, with decreases in personal interest-bearing checking products as customers used funds to paydown higher-yielding loans or moving funds to high-yielding products. The $60,975,000 increase in money market accounts was primarily to a new premium money market product offered to both personal and business customers. The $90,367,000 decrease in savings was primarily due to declines in the E-Savings on-line product as some of these funds moved to higher-yield certificates of deposit or the new premium money market accounts. Total time deposits increased $99,878,000 from December 31, 2022 to June 30, 2023 as customers took advantage of higher-yields time deposits, moving from lower-yielding products. Municipal deposit balances decreased $9,945,000, to $108,396,000, during the first six months of 2023. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased 43.7%, from $161,327,000 at December 31, 2022 to $90,845,000 at June 30, 2023. Commercial sweep accounts decreased $28,464,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. There were $92,018,000 in overnight borrowings from FHLB at December 31, 2022, and none at June 30, 2023; however, during the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. During the six months ended June 2023, QNB borrowed long-term debt from the FHLB of $20,000,000 to lock in a low yield. In 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield; this debt matured during the first three months of 2023.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2023 the Bank had a maximum borrowing availability with the FHLB of approximately $391,167,000, which is net of long-term borrowing outstanding of $20,000,000, a $283,000 letter of credit and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with six correspondent banks totaling $91,000,000. At June 30, 2023 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. Additional funding is available at the FRB Discount Window under its Bank Term Funding Program; QNB had $50,000,000 in outstandings at June 30, 2023.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $5,681,000 since December 31, 2022, totaling $568,799,000 at June 30, 2023. The reduction in the liquid sources of funds is primarily due to maturities and sales of available-for-sale securities. Growth in deposits provided cash flows of $31,396,000, net proceeds from available-for-sale investment activities provided $21,937,000, net proceeds from long-term debt provided $10,000,000 in net proceeds and net payments on loans provided $10,135,000 in net proceeds; combined the proceeds enabled the net paydown on short-term borrowings and long-term debt of $70,482,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $267,557,000 and $237,645,000 of available-for-sale debt securities at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2023 was $80,945,000, or 4.90% of total assets, compared with shareholders' equity of $70,958,000, or 4.25% of total assets, at December 31, 2022. Shareholders’ equity at June 30, 2023 included a negative adjustment of $75,971,000 compared to a negative adjustment of $81,127,000 at December 31, 2022, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale and gains on fair value hedges, net of tax. Without these adjustments, shareholders' equity to total assets would have been 9.09% and 8.68% at June 30, 2023 and December 31, 2022, respectively.

Average shareholders' equity and average total assets were $155,704,000 and $1,719,268,000 for the six months ended June 30, 2023, an increase of 1.8% and 8.6%, respectively, from the averages for the six months ended June 30, 2022. The ratio of average total equity to average total assets was 9.06% for the six months ended June 30, 2023 compared to 8.49% for the same period in 2022.

Retained earnings at June 30, 2023 were impacted by six months of net income totaling $6,005,000 and the cumulative effect of a change in accounting policy of $857,0000, offset by dividends declared and paid of $2,560,000 for the six-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $451,000 to capital during the six months ended June 30, 2023.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2023, 102,000 shares have been repurchased since the initial authorization at an average price of $24.93 and a total cost of $2,543,000.

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

The following table sets forth consolidated information for QNB:

	June 30,	December 31,
Capital Analysis	2023	2022
Regulatory Capital
Shareholders' equity	$80,945	$70,958
Net unrealized securities losses, net of tax	75,971	81,127
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	156,908	152,077

Tier 1 capital	156,908	152,077
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,461	10,648
Total regulatory capital	$165,369	$162,725
Risk-weighted assets	$1,221,112	$1,233,758
Quarterly average assets for leverage capital purposes	$1,719,360	$1,737,671

	June 30,	December 31,
Capital Ratios	2023	2022
Common equity tier I capital / risk-weighted assets	12.85%	12.33%
Tier 1 capital / risk-weighted assets	12.85	12.33
Total regulatory capital / risk-weighted assets	13.54	13.19
Tier 1 capital / average assets (leverage ratio)	9.13	8.75

At June 30, 2023, common equity Tier 1, Tier 1 capital, and total regulatory capital ratios improved since December 31, 2022. The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2023.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2023 is asset sensitive. Management expects that market interest rates may increase over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2023 and 2022 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2023	2022
+300	10.68%	-6.47%
+200	7.19%	-4.26%
+100	3.67%	-2.12%
-100	-3.88%	0.17%
-200	-8.95%	-4.87%
-300	-15.56%	-12.83%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At June 30, 2023, QNB had two derivatives designated as fair value hedging instruments, these interest rate swaps had a notional value of $300,000,000.

QNB is not subject to foreign currency exchange or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting during the six month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

June 30, 2023

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended June 30, 2023. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2023 through April 30, 2023	—	$—	—	98,000
May 1, 2023 through May 31, 2023	—	—	—	98,000
June 1, 2023 through June 30, 2023	—	—	—	98,000
Total	—	$—	—	98,000

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

Exhibit 10.10	QNB Corp. 2023 Non-Employee Director Compensation Plan. (Incorporaated by reference to Appendix A to QNB Corp.'s proxy stsatement, filed April 11, 2023)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description

101.SCH	iXBRL Taxonomy Extension Schema Document.*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	iXBRL Taxonomy Extension Definitions Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

QNB Corp.

Date: August 7, 2023	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 7, 2023	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: August 7, 2023	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank