Form 10-Q
period 2023-09-30
QNB CORP
filed 2023-11-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common Stock, par value $0.625	3,640,598

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED September 30, 2023

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$12,148	$14,657
Interest-bearing deposits in banks	42,993	1,242
Total cash and cash equivalents	55,141	15,899
Investments:
Available-for-sale (amortized cost $612,408 and $649,217)	505,390	546,525
Equity securities (cost of $5,454 and $12,091)	4,765	12,056
Restricted investment in stocks	2,730	5,193
Loans held-for-sale	446	—
Loans receivable	1,060,450	1,039,385
Allowance for credit losses on loans	(8,542)	(10,531)
Loans receivable, net	1,051,908	1,028,854
Bank-owned life insurance	11,871	11,625
Premises and equipment, net	15,256	15,463
Accrued interest receivable	5,590	5,038
Net deferred tax assets	23,859	23,077
Other assets	7,436	4,767
Total assets	$1,684,392	$1,668,497

Liabilities
Deposits
Demand, non-interest bearing	$192,226	$231,849
Interest-bearing demand	469,919	452,927
Money market	218,149	127,043
Savings	312,853	431,101
Time less than $100	137,043	91,329
Time $100 through $250	110,670	59,650
Time greater than $250	42,473	24,470
Total deposits	1,483,333	1,418,369
Short-term borrowings	96,703	161,327
Long-term debt	20,000	10,000
Accrued interest payable	3,278	467
Other liabilities	6,997	7,376
Total liabilities	1,610,311	1,597,539

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,849,284 shares and 3,796,948
shares issued; 3,640,598 and 3,588,262 shares outstanding	2,406	2,373
Surplus	26,096	24,798
Retained earnings	134,160	128,951
Accumulated other comprehensive loss, net of tax	(84,544)	(81,127)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	74,081	70,958
Total liabilities and shareholders' equity	$1,684,392	$1,668,497

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data - unaudited)	2023	2022	2023	2022
Interest income
Interest and fees on loans	$13,833	$10,624	$39,399	$29,018
Interest and dividends on available-for-sale & equity securities:
Taxable	3,443	2,376	8,179	7,065
Tax-exempt	362	485	1,101	1,504
Interest on interest-bearing balances and other interest income	859	61	1,146	95
Total interest income	18,497	13,546	49,825	37,682
Interest expense
Interest on deposits
Interest-bearing demand	2,437	818	5,390	1,346
Money market	1,527	170	2,913	401
Savings	1,038	608	3,208	1,312
Time less than $100	947	168	1,960	522
Time of $100 through $250	996	118	2,676	280
Time greater than $250	377	56	767	143
Interest on short-term borrowings	740	189	2,518	341
Interest on long-term debt	222	40	430	119
Total interest expense	8,284	2,167	19,862	4,464
Net interest income	10,213	11,379	29,963	33,218
Provision (reversal) for credit losses on loans	459	—	(1,137)	—
Net interest income after provision for loan losses	9,754	11,379	31,100	33,218
Non-interest income
Net gain on sales and calls of available-for-sale and equity securities	131	—	185	493
Unrealized loss on investment equity securities	(138)	(1,174)	(654)	(2,628)
Fees for services to customers	421	423	1,237	1,210
ATM and debit card	685	669	2,048	2,015
Retail brokerage and advisory	219	194	655	604
Bank-owned life insurance	81	121	245	277
Merchant	99	98	298	302
Net (loss) gain on sale of loans	4	6	5	6
Other	253	147	535	455
Total non-interest income	1,755	484	4,554	2,734
Non-interest expense
Salaries and employee benefits	4,971	4,371	14,309	12,842
Net occupancy	594	535	1,683	1,663
Furniture and equipment	910	779	2,665	2,190
Marketing	216	141	678	632
Third party services	592	582	1,837	1,839
Telephone, postage and supplies	134	187	434	555
State taxes	60	272	244	732
FDIC insurance premiums	274	177	745	574
Other	920	770	2,768	2,346
Total non-interest expense	8,671	7,814	25,363	23,373
Income before income taxes	2,838	4,049	10,291	12,579
Provision for income taxes	494	634	1,942	2,105
Net income	$2,344	$3,415	$8,349	$10,474
Earnings per share - basic	$0.65	$0.96	$2.32	$2.94
Earnings per share - diluted	$0.65	$0.96	$2.32	$2.94
Cash dividends per share	$0.37	$0.36	$1.11	$1.08
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2023			2022
For the Three Months Ended September 30,	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$2,838	$494	$2,344	$4,049	$634	$3,415
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale securities:
Unrealized holding losses arising during the period	(19,229)	(4,038)	(15,191)	(35,419)	(7,438)	(27,981)
Reclassification adjustment for losses (gains) included in net income (1)	—	—	—	—	—	—
Net unrealized holding gains on fair value hedge:
Unrealized holding gains arising during the period	8,350	1,753	6,597	—	—	—
Reclassification adjustment for fair value remeasurements included in net income (2)	26	5	21	—	—	—
Other comprehensive loss:	(10,853)	(2,280)	(8,573)	(35,419)	(7,438)	(27,981)
Total comprehensive loss	$(8,015)	$(1,786)	$(6,229)	$(31,370)	$(6,804)	$(24,566)

For the Nine Months Ended September 30,	2023			2022
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$10,291	$1,942	$8,349	$12,579	$2,105	$10,474
Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale securities:
Unrealized holding losses arising during the period	(15,206)	(3,193)	(12,013)	(108,518)	(22,789)	(85,729)
Reclassification adjustment for losses included in net income (1)	257	54	203	(4)	(1)	(3)
Net unrealized holding gains on interest rate swaps:
Unrealized holding gains arising during the period	10,559	2,217	8,342	—	—	—
Reclassification adjustment for fair value remeasurements included in net income (2)	64	13	51	—	—	—
Other comprehensive loss	(4,326)	(909)	(3,417)	(108,522)	(22,790)	(85,732)
Total comprehensive income (loss)	$5,965	$1,033	$4,932	$(95,943)	$(20,685)	$(75,258)

(1) Included in Net gain on sales and calls of available-for-sale and equity securities on the Consolidated Statements of Income

(2) Included in Interest and dividends on available-for-sale & equity securities on the Consolidated Statements of Income

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2023 and 2022

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, July 1, 2023	3,610,920	$2,387	$25,414	$133,152	$(75,971)	$(4,037)	$80,945
Net income		—	—	2,344	—	—	2,344
Other comprehensive loss, net of tax		—	—	—	(8,573)	—	(8,573)
Cash dividends declared ($0.37 per share)		—	—	(1,336)	—	—	(1,336)
Stock issued in connection with dividend reinvestment and stock purchase plan	27,938	18	640	—	—	—	658
Stock issued for employee stock purchase plan		—	—	—	—	—	—
Stock issued for Non-Employee Director Compensation	1,740	1	(1)	—	—	—	—
Stock-based compensation expense		—	43	—	—	—	43
Balance, September 30, 2023	3,640,598	$2,406	$26,096	$134,160	$(84,544)	$(4,037)	$74,081

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, July 1, 2022	3,567,894	$2,360	$24,244	$122,662	$(61,491)	$(4,037)	$83,738
Net income		—	—	3,415	—	—	3,415
Other comprehensive loss, net of tax		—	—	—	(27,981)	—	(27,981)
Cash dividends declared ($0.36 per share)		—	—	(1,285)	—	—	(1,285)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,517	6	227	—	—	—	233
Stock issued for employee stock purchase plan		—	—	—	—	—	—
Stock-based compensation expense		—	4	—	—	—	4
Balance, September 30, 2022	3,576,411	$2,366	$24,475	$124,792	$(89,472)	$(4,037)	$58,124

The accompanying notes are an integral part of the consolidated financial statements.

For the Nine Months Ended September 30, 2023 and 2022
					Accumulated
					Other
	Number of				Comprehensive
(unaudited)	Shares	Common		Retained	Income	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	(Loss)	Stock	Total
Balance, January 1, 2023	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958
Cumulative change in accounting principle			—	857	—	—	857
Balance at Janaury 2, 2023 (as adjusted for change in accounting principle)		2,373	24,798	129,808	(81,127)	(4,037)	71,815
Net income		—	—	8,349	—	—	8,349
Other comprehensive loss, net of tax		—	—	—	(3,417)	—	(3,417)
Cash dividends declared ($1.11 per share)		—	—	(3,997)	—	—	(3,997)
Stock issued in connection with dividend reinvestment and stock purchase plan	47,409	30	1,101	—	—	—	1,131
Stock issued for employee stock purchase plan	3,187	2	64	—	—	—	66
Stock issued for Non-Employee Director Compensation	1,740	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	134	—	—	—	134
Balance, September 30, 2023	3,640,598	$2,406	$26,096	$134,160	$(84,544)	$(4,037)	$74,081

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, January 1, 2022	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494
Net income		—	—	10,474	—	—	10,474
Other comprehensive loss, net of tax		—	—	—	(85,732)	—	(85,732)
Cash dividends declared ($1.08 per share)		—	—	(3,845)	—	—	(3,845)
Stock issued in connection with dividend reinvestment and stock purchase plan	22,496	15	669	—	—	—	684
Stock issued for employee stock purchase plan	2,286	1	66	—	—	—	67
Stock-based compensation expense		—	57	—	—	—	57
Treasury stock purchase	(2,000)	—	—	—	—	(75)	(75)
Balance, September 30, 2022	3,576,411	$2,366	$24,475	$124,792	$(89,472)	$(4,037)	$58,124

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Nine Months Ended September 30,	2023	2022
Operating Activities
Net income	$8,349	$10,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,246	1,268
Reversal of provision for credit losses	(1,137)	—
Net gain on calls and sales of debt and equity securities	(185)	(493)
Net unrealized loss on equity securities	654	2,628
Net gain on sale of loans	(5)	(6)
Proceeds from sales of residential mortgages held-for-sale	640	304
Origination of residential mortgages held-for-sale	(1,081)	(298)
Increase in cash surrender value of bank-owned life insurance	(245)	(277)
Stock-based compensation expense	134	57
Deferred income tax benefit	(102)	(646)
Net decrease in income taxes payable	(1,189)	(422)
Net (increase) decrease in accrued interest receivable	(552)	478
Fair value remeasurements on interest rate swap	64	—
Amortization of mortgage servicing rights and change in valuation allowance	44	58
Net amortization of premiums and discounts on investment securities	1,289	1,721
Net increase (decrease) in accrued interest payable	2,812	(7)
Operating lease payments	(469)	(464)
Increase in other assets	(1,595)	(669)
Decrease in other liabilities	(247)	(843)
Net cash provided by operating activities	8,425	12,863
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	38,040	61,413
Proceeds from the sale of investments available-for-sale	9,081	—
Proceeds from the sale of equity securities	8,180	1,541
Purchases of investments available-for-sale	(11,922)	(35,001)
Purchases of equity securities	(1,101)	(1,715)
Proceeds from redemption of investment in restricted stock	7,629	7,476
Purchases of restricted stock	(5,166)	(9,019)
Net increase in loans	(20,847)	(81,682)
Net purchases of premises and equipment	(617)	(456)
Redemption of Bank Owned Life Insurance investment	—	234
Net cash provided by (used in) investing activities	23,277	(57,209)
Financing Activities
Net decrease in non-interest bearing deposits	(39,623)	(6,839)
Net increase in interest-bearing deposits	104,587	33,762
Net (decrease) increase in short-term borrowings	(64,624)	24,420
Proceeds from long-term debt	20,000	—
Repayment of long-term debt	(10,000)	—
Cash dividends paid, net of reinvestment	(3,485)	(3,379)
Purchase of treasury shares	—	(75)
Proceeds from issuance of common stock	685	285
Net cash provided by financing activities	7,540	48,174
Increase in cash and cash equivalents	39,242	3,828
Cash and cash equivalents at beginning of year	15,899	13,390
Cash and cash equivalents at end of period	$55,141	$17,218
Supplemental Cash Flow Disclosures
Interest paid	$17,051	$4,471
Net income taxes paid	3,232	3,174
Non-cash transactions:
Cumulative change in accounting principal	857	—
Right-of-use assets obtained in exchange for new operating lease liabilities	369	43
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2022 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements.

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

Stock-based compensation expense related to the 2015 Plan was $23,000 and $4,000 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense related to the 2015 Plan was $67,000 and $50,000 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was approximately $190,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 53 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. As of September 30, there were 212,550 options granted, 120,875 options forfeited, 20,825 options exercised, and 121,550 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Nine Months Ended September 30,	2023	2022
Risk free interest rate	3.64%	1.25%
Dividend yield	4.80%	3.64%
Volatility	20.36%	22.68%
Expected life (years)	8.35	4.05

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months ended September 30, 2023 and 2022 was $4.11 and $5.20, respectively.

Stock option activity during the nine months ended September 30, 2023 and 2022 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	109,150	$37.65
Granted	35,000	29.51
Exercised	—	—
Forfeited	(22,600)	43.15
Outstanding at September 30, 2023	121,550	$34.29	4.09	$—
Exercisable at September 30, 2023	41,375	$37.37	0.85	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	113,950	$37.58
Granted	29,350	37.26
Exercised	—	—
Forfeited	(33,450)	36.99
Outstanding at September 30, 2022	109,850	$37.68	2.19	$—
Exercisable at September 30, 2022	43,925	$40.82	0.64	$—

QNB maintains a 2021 Employee Stock Purchase Plan (the "2021 ESPP") offering eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). Stock-based compensation expense related to the 2021 ESPP was $7,000 and $7,000 for the nine months ended September 30, 2023 and 2022, respectively. The 2021 ESPP authorized the issuance of 30,000 shares. As of September 30, 2023, 10,451 shares were issued under the 2021 ESPP Plan. The 2021 ESPP Plan expires May 31, 2026.

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan requires each non-employee director of the QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount of $4,000 by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of September 30, 2023, 1,740 shares were issued to non-employee directors and there were 48,260 shares remaining under the Plan. Stock-based compensation expense related to the Director Compensation Plan was $20,000 for the three months ended September 30, 2023 and $60,000 for the nine months ended September 30, 2023.

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share - net income	$2,344	$3,415	$8,349	$10,474
Denominator for basic earnings per share - weighted average shares outstanding	3,613,230	3,567,987	3,600,137	3,560,064
Effect of dilutive securities - employee stock options	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,613,230	3,567,987	3,600,137	3,560,064
Earnings per share - basic	$0.65	$0.96	$2.32	$2.94
Earnings per share - diluted	0.65	0.96	2.32	2.94

There were 121,550 and 109,850 stock options that were anti-dilutive for the three-month periods ended September 30, 2023 and 2022, respectively. There were 121,550 and 109,850 stock options that were anti-dilutive for the nine-month periods ended September 30, 2023 and 2022, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 29, 2021 to up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 0 and 2,000 shares repurchased during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Unrealized net holding losses on available-for-sale securities	$(117,641)	$(102,692)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—
Unrealized net holding gains (losses) on interest rate swaps	10,623	—
Accumulated other loss	(107,018)	(102,692)
Tax effect	22,474	21,565
Accumulated other comprehensive loss, net of tax	$(84,544)	$(81,127)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

For the Three Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2023	2022	Affected line item in statement of income
Unrealized net holding (losses) gains on available-for-sale securities	$—	$—	Net gain (loss) on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
Fair value remeasurements on fair value hedges	(26)	—	Interest and dividends on available-for-sale & equity securities
	(26)	—
Tax effect	5	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$(21)	$—	Net of tax

For the Nine Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2023	2022	Affected line item in statement of income
Unrealized net holding (losses) gains on available-for-sale securities	$(257)	$4	Net gain (loss) on sales of investments available-for-sale
Other-than-temporary impairment on investment securities	—	—	Net other-than-temporary impairment losses on investment securities
Fair value remeasurements on fair value hedges	(64)	—	Interest and dividends on available-for-sale & equity securities
	(321)	4
Tax effect	67	(1)	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$(254)	$3	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2023 and December 31, 2022 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
September 30, 2023	value	gains	losses	gains (1)	cost
U.S. Treasury	$6,922	$—	$(2)	$—	$6,924
U.S. Government agency	86,226	—	(15,722)	—	101,948
State and municipal	83,630	—	(28,471)	3,041	109,060
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	233,361	—	(52,645)	7,582	278,424
Collateralized mortgage obligations (CMOs)	89,185	—	(20,154)	—	109,339
Corporate debt and money market funds	6,066	—	(647)	—	6,713
Total investment debt securities available-for-sale	$505,390	$—	$(117,641)	$10,623	$612,408

(1) See Footnote 13

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2022	value	gains	losses	cost
U.S. Treasuries	$301	$2	$—	$299
U.S. Government agency	86,709	—	(15,233)	101,942
State and municipal	95,367	—	(23,494)	118,861
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	256,161	—	(45,303)	301,464
Collateralized mortgage obligations (CMOs)	101,672	—	(18,338)	120,010
Corporate debt	6,315	—	(326)	6,641
Total investment debt securities available-for-sale	$546,525	$2	$(102,694)	$649,217

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2023 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

September 30, 2023	Fair value	Amortized cost
Due in one year or less	$10,261	$10,417
Due after one year through five years	118,489	135,377
Due after five years through ten years	301,129	372,883
Due after ten years	75,511	93,731
Total investment debt securities available-for-sale	$505,390	$612,408

There were no proceeds from the sale of investment securities available-for-sale for the three months ended September 30, 2023 and 2022. Proceeds from sales of investment securities available-for-sale were approximately $9,081,000 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023 and December 31, 2022, investment securities available-for-sale totaling approximately $294,104,000 and $237,645,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

The following table presents information related to the Company’s gains and losses on the sales and calls of securities available-for-sale, and losses recognized for the impairment of these investments. Gains and losses on available-for-sale securities are computed on the specific identification method and included in non-interest income. Gross realized losses on debt securities are net of impairment charges:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$4
Gross realized losses	—	—	(257)	—
Impairment	—	—	—	—
Total net gains (losses) on AFS securities	$—	$—	$(257)	$4

The tax applicable to the net realized gains for both of the three-month periods ended September 30, 2023 and 2022 was $0 and $0, respectively. The tax applicable to the net realized gains for both of the nine-month periods ended September 30, 2023 and 2022 was $54,000 and $1,000, respectively.

QNB recognizes impairment for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires an assessment of whether QNB intends to sell or it is more likely than not that QNB will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that QNB does not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the statement of income but is recognized in other comprehensive income. QNB believes that it will fully collect the carrying value of securities on which it has recorded a non-credit related impairment in other comprehensive income. No credit impairments were recognized on debt securities during the three or nine months ended September 30, 2023 and 2022, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2023	securities	value	losses	value	losses	value	losses
U.S. Treasury	13	$6,922	$(2)	$—	$—	$6,922	$(2)
U.S. Government agency	46	—	—	86,226	(15,722)	86,226	(15,722)
State and municipal	192	369	(11)	80,254	(28,460)	80,623	(28,471)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	191	2	—	225,807	(52,645)	225,809	(52,645)
Collateralized mortgage obligations (CMOs)	127	—	—	89,185	(20,154)	89,185	(20,154)
Corporate debt and money market funds	4	98	(7)	5,969	(640)	6,067	(647)
Total	573	$7,391	$(20)	$487,441	$(117,621)	$494,832	$(117,641)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	securities	value	losses	value	losses	value	losses
U.S. Government agency	46	$3,647	$(353)	$83,062	$(14,880)	$86,709	$(15,233)
State and municipal	216	50,156	(7,816)	45,210	(15,678)	95,366	(23,494)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	197	58,811	(6,775)	197,351	(38,528)	256,162	(45,303)
Collateralized mortgage obligations (CMOs)	129	35,797	(3,983)	65,875	(14,355)	101,672	(18,338)
Corporate debt	4	6,262	(318)	53	(8)	6,315	(326)
Total	592	$154,673	$(19,245)	$391,551	$(83,449)	$546,224	$(102,694)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2023 in U.S. Treasury, U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of September 30, 2023. This security has a total amortized cost of approximately $60,000 and a fair value of $52,000. The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At September 30, 2023 and December 31, 2022, the Company had $4,765,000 and $12,056,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2023	2022	2023	2022
Net (loss) gains recognized during the period on equity securities	$(7)	$(1,174)	$(212)	$(2,139)
Less: Net (losses) gains recognized during the period on equity securities sold during the period	131	—	442	489
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(138)	$(1,174)	$(654)	$(2,628)

Taxes applicable to the net gains (losses) recognized for the three months ended September 30, 2023 resulted in an benefit of $2,000 compared to a benefit of $339,000 for the three months ended September 30, 2022. Taxes applicable to the net gains (losses) recognized for the nine months ended September 30, 2023 and 2022 was a benefit of $61,000 and a benefit of $618,000, respectively. Proceeds from sales of investment equity securities were $8,180,000 and $1,541,000 for the nine months ended September 30, 2023 and 2022, respectively.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,718,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B stock with a carrying cost of $0 and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at September 30, 2023. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.5875 as of September 28, 2023), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B stock does not have a readily determinable fair value.

The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for impairment periodically. As of September 30, 2023, there was no impairment associated with these shares.

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

Major classes of loans are as follows:

September 30,
2023
Commercial:
Commercial and industrial	$129,425
Construction and land development	99,958
Real estate secured by multi-family properties	106,644
Real estate secured by owner-occupied properties	163,163
Real estate secured by other commercial properties	261,539
Revolving real estate secured by 1-4 family properties-business	6,960
Real estate secured by 1st lien on 1-4 family properties-business	99,047
Real estate secured by junior lien on 1-4 family properties-business	3,457
State and political subdivisions	19,854
Retail:
1-4 family residential mortgages	108,304
Construction-individual	328
Revolving home equity secured by 1-4 family properties-personal	33,151
Real estate secured by 1st lien on 1-4 family properties-personal	11,651
Real estate secured by junior lien on 1-4 family properties-personal	13,522
Student loans	1,746
Overdrafts	171
Other consumer	1,773
Total loans	1,060,693
Net unearned (fees) costs	(243)
Allowance for credit losses on loans	(8,542)
Loans receivable, net	$1,051,908

December 31,
2022
Commercial:
Commercial and industrial	$160,875
Construction	62,955
Secured by commercial real estate	518,070
Secured by residential real estate	103,419
State and political subdivisions	20,971
Retail:
1-4 family residential mortgages	105,654
Home equity loans and lines	63,580
Consumer	4,113
Total loans	1,039,637
Net unearned (fees) costs	(252)
Allowance for loan losses	(10,531)
Loans receivable, net	$1,028,854

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2023 and December 31, 2022:

	Term Loans by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$11,675	$15,261	$9,197	$6,624	$6,179	$7,696	$71,556	$128,188
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,237	1,237
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$11,675	$15,261	$9,197	$6,624	$6,179	$7,696	$72,793	$129,425
Construction and land development:
Risk rating
Pass	$32,038	$42,023	$14,091	$3,275	$4,078	$4,408	$—	$99,913
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$32,038	$42,023	$14,091	$3,275	$4,078	$4,453	$—	$99,958
Real estate secured by multi-family properties:
Risk rating
Pass	$7,358	$29,036	$23,565	$9,909	$5,848	$28,049	$—	$103,765
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	709	2,170	—	2,879
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$7,358	$29,036	$23,565	$9,909	$6,557	$30,219	$—	$106,644
Real estate secured by owner-occupied properties:
Risk rating
Pass	$12,648	$29,879	$28,325	$19,262	$12,158	$55,004	$—	$157,276
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—		—	—	5,887	—	5,887
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$12,648	$29,879	$28,325	$19,262	$12,158	$60,891	$—	$163,163
Real estate secured by other commercial properties:

	Term Loans by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Risk rating
Pass	$21,258	$44,999	$43,063	$19,829	$29,232	$102,282	$—	$260,663
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	876	—	876
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$21,258	$44,999	$43,063	$19,829	$29,232	$103,158	$—	$261,539
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$6,960	$6,960
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$6,960	$6,960
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$7,685	$29,096	$21,313	$10,510	$8,771	$20,763	$—	$98,138
Special mention	—	—	138	—	—	—	—	138
Substandard	—	157	—	—	277	337	—	771
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$7,685	$29,253	$21,451	$10,510	$9,048	$21,100	$—	$99,047
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$479	$611	$551	$592	$41	$964	$—	$3,238
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	219	—	219
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$479	$611	$551	$592	$41	$1,183	$—	$3,457
State and political subdivisions:
Risk rating
Pass	$678	$—	$4,565	$21	$5,931	$8,659	$—	$19,854
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$678	$—	$4,565	$21	$5,931	$8,659	$—	$19,854
Total Commercial Loans:
Risk rating
Pass	$93,819	$190,905	$144,670	$70,022	$72,238	$227,825	$78,516	$877,995
Special mention	—	—	138	—	—	—	—	138
Substandard	—	157	—	—	986	9,534	1,237	11,914
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$93,819	$191,062	$144,808	$70,022	$73,224	$237,359	$79,753	$890,047

December 31, 2022	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$157,914	$23	$2,938	$—	$160,875
Construction	62,955	—	—	—	62,955
Secured by commercial real estate	505,657	2,597	9,816	—	518,070
Secured by residential real estate	102,295	194	930	—	103,419
State and political subdivisions	20,971	—	—	—	20,971
Total	$849,792	$2,814	$13,684	$—	$866,290

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2023 and December 2022:

	Term Loans by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$10,775	$14,739	$30,773	$20,757	$4,567	$25,891	$—	$107,502
Nonperforming	—	—	—	—	—	802	—	802
Total 1-4 family residential mortgages	$10,775	$14,739	$30,773	$20,757	$4,567	$26,693	$—	$108,304
Construction-individual:
Payment performance
Performing	$—	$—	$328	$—	$—	$—	$—	$328
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$328	$—	$—	$—	$—	$328
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$32,979	$32,979
Nonperforming	—	—	—	—	—	—	172	172
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$33,151	$33,151
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,277	$1,657	$3,053	$1,095	$960	$2,488	$—	$11,530
Nonperforming	—	—	—	—	—	121	—	121
Total real estate secured by 1st lien Real estate secured by 1st lien on 1-4 family properties-personal	$2,277	$1,657	$3,053	$1,095	$960	$2,609	$—	$11,651
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$4,029	$1,690	$2,357	$1,232	$721	$3,474	$—	$13,503
Nonperforming	—	19	—	—	—	—	—	19
Total real estate secured by junior lien on 1-4 family properties-personal	$4,029	$1,709	$2,357	$1,232	$721	$3,474	$—	$13,522
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,729	$—	$1,729
Nonperforming	—	—	—	—	—	17	—	17
Total student loans	$—	$—	$—	$—	$—	$1,746	$—	$1,746
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$171	$171
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$171	$171
Other consumer:
Payment performance
Performing	$636	$329	$300	$107	$96	$52	$215	$1,735
Nonperforming	—	—	—	—	—	38	—	38
Total other consumer	$636	$329	$300	$107	$96	$90	$215	$1,773
Total Retail Loans:
Payment performance
Performing	$17,717	$18,415	$36,811	$23,191	$6,344	$33,634	$33,365	$169,477
Nonperforming	—	19	—	—	—	978	172	1,169
Total Retail Loans	$17,717	$18,434	$36,811	$23,191	$6,344	$34,612	$33,537	$170,646

December 31, 2022	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$105,193	$461	$105,654
Home equity loans and lines	63,178	402	63,580
Consumer	4,051	62	4,113
Total	$172,422	$925	$173,347

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2023 and December 31, 2022:

September 30, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$83	$—	$—	$83	$129,342	$129,425
Construction and land development	—	—	—	—	99,958	99,958
Real estate secured by multi-family properties	—	—	—	—	106,644	106,644
Real estate secured by owner-occupied properties	226	—	—	226	162,937	163,163
Real estate secured by other commercial properties	3,725	5,035	—	8,760	252,779	261,539
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	6,960	6,960
Real estate secured by 1st lien on 1-4 family properties-business	231	—	1	232	98,815	99,047
Real estate secured by junior lien on 1-4 family properties-business	7	—	—	7	3,450	3,457
State and political subdivisions	—	—	—	—	19,854	19,854
Retail:
1-4 family residential mortgages	—	362	385	747	107,557	108,304
Construction-individual	—	—	—	—	328	328
Revolving home equity secured by 1-4 family properties-personal	—	129	—	129	33,022	33,151
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—	11,651	11,651
Real estate secured by junior lien on 1-4 family properties-personal	18	—	19	37	13,485	13,522
Student loans	—	14	—	14	1,732	1,746
Overdrafts	16	3	—	19	152	171
Other consumer	5	—	—	5	1,768	1,773
Total	$4,311	$5,543	$405	$10,259	$1,050,434	$1,060,693

December 31, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$1,157	$—	$1,157	$159,718	$160,875
Construction	—	—	—	—	62,955	62,955
Secured by commercial real estate	—	—	—	—	518,070	518,070
Secured by residential real estate	—	—	13	13	103,406	103,419
State and political subdivisions	—	—	—	—	20,971	20,971
Retail:
1-4 family residential mortgages	703	168	216	1,087	104,567	105,654
Home equity loans and lines	95	—	—	95	63,485	63,580
Consumer	37	50	—	87	4,026	4,113
Total	$835	$1,375	$229	$2,439	$1,037,198	$1,039,637

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following table disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2023:

September 30, 2023	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$339	$339
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	188	—	188
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	1	—	1
Real estate secured by junior lien on 1-4 family properties-business	—	—	196	196
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	802	—	802
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	23	149	172
Real estate secured by 1st lien on 1-4 family properties-personal	—	121	—	121
Real estate secured by junior lien on 1-4 family properties-personal	—	19	—	19
Student loans	—	17	—	17
Other consumer	—	38	—	38
Total	$—	$1,209	$684	$1,893

QNB recognized interest income of $557,000 on non-accrual loans during the nine months ended September 30, 2023.

The following table presents the collateral-dependent loans by loan category at September 30, 2023:

September 30, 2023	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$294	$45	$339
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	188	—	—	188
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	1			1
Real estate secured by junior lien on 1-4 family properties-business	—	—	196	196
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	802	—	—	802
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	66	—	106	172
Real estate secured by 1st lien on 1-4 family properties-personal	121	—	—	121
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19
Other consumer	—	38	—	38
Total	$1,197	$332	$347	$1,876

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

The following table present the balance in the allowance for loan losses at December 31, 2022 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2022	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,316	$125	$1,191	$160,875	$1,821	$159,054
Construction	755	—	755	62,955	—	62,955
Secured by commercial real estate	5,002	131	4,871	518,070	5,309	512,761
Secured by residential real estate	1,240	321	919	103,419	1,362	102,057
State and political subdivisions	94	—	94	20,971	—	20,971
Retail:
1-4 family residential mortgages	683	—	683	105,654	628	105,026
Home equity loans and lines	437	119	318	63,580	402	63,178
Consumer	502	—	502	4,113	45	4,068
Unallocated	502	N/A	N/A	N/A	N/A	N/A
Total	$10,531	$696	$9,333	$1,039,637	$9,567	$1,030,070

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of December 31, 2022:

	December 31, 2022
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$1,402	$1,694
Construction	—	—
Secured by commercial real estate	2,198	2,608
Secured by residential real estate	430	482
Retail:
1-4 family residential mortgages	628	678
Home equity loans and lines	240	296
Consumer	45	62
Total	$4,943	$5,820

With an allowance recorded:
Commercial:
Commercial and industrial	$419	$601	$125
Construction	—	—	—
Secured by commercial real estate	3,111	3,312	131
Secured by residential real estate	932	1,065	321
Retail:
1-4 family residential mortgages	—	—	—
Home equity loans and lines	162	191	119
Consumer	—	—	—
Total	$4,624	$5,169	$696

Total:
Commercial:
Commercial and industrial	$1,821	$2,295	$125
Construction	—	—	—
Secured by commercial real estate	5,309	5,920	131
Secured by residential real estate	1,362	1,547	321
Retail:
1-4 family residential mortgages	628	678	—
Home equity loans and lines	402	487	119
Consumer	45	62	—
Total	$9,567	$10,989	$696

Activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2023 and 2022 are as follows:

For the Three Months Ended September 30, 2023	Beginning balance prior to adoption of ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$795	$256	$(273)	$11	$789
Construction and land development	854	234	—	—	1,088
Real estate secured by multi-family properties	1,624	85	—	—	1,709
Real estate secured by owner-occupied properties	985	20	—	—	1,005
Real estate secured by other commercial properties	1,228	(102)	—	—	1,126
Revolving real estate secured by 1-4 family properties-business	37	(1)	—	—	36
Real estate secured by 1st lien on 1-4 family properties-business	1,277	(2)	—	3	1,278
Real estate secured by junior lien on 1-4 family properties-business	234	(24)	—	—	210
State and political subdivisions	51	5	—	—	56
Retail:
1-4 family residential mortgages	433	(17)	—	—	416
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	234	(103)	—	—	131
Real estate secured by 1st lien on 1-4 family properties-personal	67	3	—	—	70
Real estate secured by junior lien on 1-4 family properties-personal	86	109	—	2	197
Student loans	418	(36)	—	2	384
Overdrafts	13	15	(21)	7	14
Other consumer	29	10	(6)	—	33
Total	$8,365	$452	$(300)	$25	$8,542

For the Three Months Ended September 30, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,710	$(503)	$(30)	$83	$2,260
Construction	687	(297)	—	—	390
Secured by commercial real estate	4,336	834	—	—	5,170
Secured by residential real estate	1,181	50	—	36	1,267
State and political subdivisions	77	12	—	—	89
Retail:
1-4 family residential mortgages	680	7	—	—	687
Home equity loans and lines	412	51	—	2	465
Consumer	482	69	(62)	12	501
Unallocated	732	(223)	N/A	N/A	509
Total	$11,297	$—	$(92)	$133	$11,338

For the Nine Months Ended September 30, 2023	Beginning balance prior to adoption of ASC 326	Impact of adopting ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,316	$(70)	$(759)	$(313)	$615	$789
Construction and land development	755	(10)	343	—	—	1,088
Real estate secured by multi-family properties	995	684	30	—	—	1,709
Real estate secured by owner-occupied properties	1,549	(374)	(170)	—	—	1,005
Real estate secured by other commercial properties	2,458	(1,128)	(204)	—	—	1,126
Revolving real estate secured by 1-4 family properties-business	25	7	4	—	—	36
Real estate secured by 1st lien on 1-4 family properties-business	1,210	490	(430)	—	8	1,278
Real estate secured by junior lien on 1-4 family properties-business	30	(14)	194	—	—	210
State and political subdivisions	94	(20)	(18)	—	—	56
Retail:
1-4 family residential mortgages	682	(196)	(70)	—	—	416
Construction-individual	1	-	(1)	—	—	—
Revolving home equity secured by 1-4 family properties-personal	299	(7)	(161)	—	—	131
Real estate secured by 1st lien on 1-4 family properties-personal	57	15	(2)	—	—	70
Real estate secured by junior lien on 1-4 family properties-personal	55	29	107	—	6	197
Student loans	454	12	(45)	(43)	6	384
Overdrafts	8	3	54	(73)	22	14
Other consumer	41	(8)	9	(9)	—	33
Unallocated	502	(502)	—	N/A	N/A	—
Total	$10,531	$(1,089)	$(1,119)	$(438)	$657	$8,542

For the Nine Months Ended September 30, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,368	$(1,295)	$(38)	$225	$2,260
Construction	363	27	—	—	390
Secured by commercial real estate	4,280	890	—	—	5,170
Secured by residential real estate	1,035	190	—	42	1,267
State and political subdivisions	69	20	—	—	89
Retail:
1-4 family residential mortgages	646	41	—	—	687
Home equity loans and lines	376	85	—	4	465
Consumer	542	38	(109)	30	501
Unallocated	505	4	N/A	N/A	509
Total	$11,184	$—	$(147)	$301	$11,338

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
The Company had extended, restructured, or otherwise modified the terms of loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that had been experiencing financial difficulties. A loan was considered to be a troubled debt restructuring (“TDR”) loan when the Company granted a concession to the borrower because of the borrower’s financial condition that it would not have otherwise considered. Such concessions included a reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans that had been classified as TDRs are considered non-performing. Under ASU 326, the accounting for these Legacy TDRs will continue until the loan paid off.

The concessions made for the Legacy TDRs reported in the following disclosures involve lowering the monthly payments on loans through periods of interest only payments, a reduction in interest rate below a market rate or an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these three methods. The restructurings rarely result in the forgiveness of principal or accrued interest. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.The Company closely monitors the performance of loans that are modified to understand the effectiveness of its modification efforts. There were no payment default (60 days or more past due) during the nine months ended September 30, 2023 and 2022, respectively, on loans modified within 12 months prior to September 30, 2023 and 2022, respectively.

Performing Legacy TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $3,979,000 and $4,301,000 as of September 30, 2023 and December 31, 2022, respectively. Non-performing Legacy TDRs totaled $269,000 and $371,000 as of September 30, 2023 and December 31, 2022, respectively. Non-accrual Legacy TDRs are included in the specific reserve calculation in 2023. All legacy TDRs were included in the specific reserve calculation for 2022.

The following table illustrates the specific reserve for loan losses allocated to Legacy TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated. There were no loans modified as TDMs during the period.

	September 30, 2023		December 31, 2022
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

Legacy TDRs with no specific allowance recorded	$4,052	$—	$1,272	$—
Legacy TDRs with an allowance recorded	196	245	3,400	392
Total	$4,248	$245	$4,672	$392

As of September 30, 2023 and December 31, 2022, QNB had $14,000 and $5,000, respectively, in commitments to lend additional funds to customers with loans whose terms have been modified as TDRs. There were no charge-offs during the three or nine months ended September 30, 2023 and 2022, resulting from loans previously modified as TDRs.

The Company has no loans secured by residential real estate for which foreclosure proceedings are in process at September 30, 2023.
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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2023:

September 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Treasury securities	$—	$6,922	$—	$6,922
U.S. Government agency securities	—	86,226	—	86,226
State and municipal securities (1)	—	83,630	—	83,630
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	233,361	—	233,361
Collateralized mortgage obligations (CMOs)	—	89,185	—	89,185
Corporate debt securities and money market funds	—	6,014	52	6,066
Total debt securities available-for-sale	—	505,338	52	505,390
Equity securities	4,765	—	—	4,765
Total recurring fair value measurements	$4,765	$505,338	$52	$510,155

Nonrecurring fair value measurements*
Loans individually evaluated for impairment	$—	$—	$337	$337
Mortgage loans held-for-sale	—	—	446	446
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$790	$790
*Impairment

(1) Includes derivatives designated as fair value hedging instruments as discussed in Footnote 13

December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Treasuries	$—	$301	$—	$301
U.S. Government agency securities	—	86,709	—	86,709
State and municipal securities	—	95,367	—	95,367
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	256,161	—	256,161
Collateralized mortgage obligations (CMOs)	—	101,672	—	101,672
Corporate debt securities	—	6,262	53	6,315
Total debt securities available-for-sale	—	546,472	53	546,525
Equity securities	12,056	—	—	12,056
Total recurring fair value measurements	$12,056	$546,472	$53	$558,581

Nonrecurring fair value measurements*
Impaired loans	$—	$—	$3,928	$3,928
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$3,929	$3,929
*Impairment

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three or nine months ended September 30, 2023. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine-month periods ended September 30, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2023	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Loans individually evaluated for impairment	$43	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Loans individually evaluated for impairment	294	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		2 to 27 years
				Prepayment speeds		96% to 206%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2022	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Impaired loans	$3,634	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -100%
				Liquidation expenses	(3)	-10%
Impaired loans	294	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30% to -100%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2 to 28 years
				Prepayment speeds		113% to 235%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2023 and 2022:

	Fair value measurements using significant unobservable inputs (Level 3)
	2023	2022
Balance, January 1,	$53	$75
Payments received	(1)	(21)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	1
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$52	$55

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at September 30, 2023 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2023;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 8.34% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2023 and December 31, 2022:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2023	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$55,141	$55,141	$55,141	$—	$—
Investment securities:
Available-for-sale (1)	505,390	505,390	—	505,338	52
Equities	4,765	4,765	4,765	—	—
Restricted investment in stocks	2,730	2,730	—	2,730	—
Loans held for sale	446	446	—	446	—
Net loans	1,051,908	1,023,811	—	—	1,023,811
Mortgage servicing rights	430	608	—	—	608
Accrued interest receivable	5,590	5,590	—	5,590	—

Financial liabilities
Deposits with no stated maturities	$1,193,147	$1,193,147	$1,193,147	$—	$—
Deposits with stated maturities	290,186	284,757	—	284,757	—
Short-term borrowings	96,703	96,703	96,703	—	—
Long-term debt	20,000	19,718	19,718	—	—
Accrued interest payable	3,278	3,278	—	3,278	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	60	—	60	—

(1) Includes derivatives designated as fair value hedging instruments as discussed in Footnote 13

			Fair value measurements
December 31, 2022	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,899	$15,899	$15,899	$—	$—
Investment securities:
Available-for-sale	546,525	546,525	—	546,472	53
Equities	12,056	12,056	12,056	—	—
Restricted investment in stocks	5,193	5,193	—	5,193	—
Net loans	1,028,854	1,001,103	—	—	1,001,103
Mortgage servicing rights	469	638	—	—	638
Accrued interest receivable	5,038	5,038	—	5,038	—

Financial liabilities
Deposits with no stated maturities	$1,242,920	$1,242,920	$1,242,920	$—	$—
Deposits with stated maturities	175,449	168,554	—	168,554	—
Short-term borrowings	161,327	161,327	161,327	—	—
Long-term debt	10,000	10,000	10,000	—	—
Accrued interest payable	467	467	—	467	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	69	—	69	—

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

A summary of the Company's financial instrument commitments is as follows:

	September 30,	December 31,
	2023	2022
Commitments to extend credit and unused lines of credit	$375,448	$339,312
Standby letters of credit	19,894	19,512
Total financial instrument commitments	$395,342	$358,824

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $14,817,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2023 and December 31, 2022 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. During the nine months ended September 30, 2023, QNB renewed one lease and recorded an additional right-of-use asset in exchange for an operating lease liability of $369,000.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2023, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$167,262	13.31%	$100,569	8.00%	$125,711	10.00%
Bank	154,116	12.41	99,353	8.00	124,191	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$158,617	12.62	75,427	6.00	75,427	6.00
Bank	145,471	11.71	74,515	6.00	99,353	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	158,617	12.62	56,570	4.50	N/A	N/A
Bank	145,471	11.71	55,886	4.50	80,724	6.50

Tier 1 capital (to average assets):
The Company	158,617	8.95	70,925	4.00	N/A	N/A
Bank	145,471	8.25	70,515	4.00	88,144	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$162,725	13.19%	$98,701	8.00%	$123,376	10.00%
Bank	149,908	12.52	95,796	8.00	119,746	10.00

Tier 1 capital (to risk-weighted assets):
The Company	152,077	12.33	74,025	6.00	74,025	6.00
Bank	139,260	11.63	71,847	6.00	95,896	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	152,077	12.33	55,519	4.50	N/A	N/A
Bank	139,260	11.63	53,886	4.50	77,835	6.50

Tier 1 capital (to average assets):
The Company	152,077	8.75	69,507	4.00	N/A	N/A
Bank	139,260	8.07	69,009	4.00	86,261	5.00

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

13. DERIVATIVES AND HEDGING ACTIVITIES

QNB's risk management objective with respect to derivative financial instruments is to hedge the risk of changes in the fair value of certain fixed-rate investment securities, included in a closed portfolio, for changes in the Secured Overnight Financing Rate ("SOFR"). The effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income, net of tax, and are reclassified to interest income as interest payments are made or received on the hedged portfolios. QNB assesses the effectiveness of each hedging relationship using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item. In the assessment of hedge effectiveness, QNB will consider the likelihood of the counterparty's compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk). If the likelihood that the counterparty will not default ceases to be probable, the hedge may no longer be highly effective and hedge ineffectiveness due to counterparty payment risk will be assessed.

The following table presents the notional amounts of derivatives designated as fair value hedging instruments at September 30, 2023. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts. QNB did not have any derivatives designated as fair value hedging instruments at December 31, 2022.

	At September 30, 2023
	Interest Rate Swaps-Fair Value Hedges
Balance Sheet Classification	Notional Amount	Fair Value
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$3,041
U.S. Government agencies and GSE mortgage backed securities	225,000	7,582
Total	$300,000	$10,623

The following table presents amounts included in the Consolidated Statements on Income for derivatives designated as fair value hedging instruments for the three and nine months ended September 30, 2023.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Income Sheet Classification	2023	2023
Interest and dividends on available-for-sale and equity securities:
Taxable	$1,190	$1,370
Total	$1,190	$1,370

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as fair value hedging instruments at September 30, 2023.

Balance Sheet Classification	At September 30, 2023
Accumulated other comprehensive loss, net of tax	$8,392
Total	$8,392

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

Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is impairment. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term impairment is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be impairment, the value of the equity security is reduced and a corresponding charge to earnings is recognized. There were no impairment charges recorded during the three or nine months ended September 30, 2023 and 2022, respectively.

The Company follows accounting guidance related to the recognition and presentation of impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive income. There were no credit-related impairment charges in the three or nine months ended September 30, 2023 or 2022, respectively.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2023 of $2,344,000, or $0.65 per share on a diluted basis, compared to net income of $3,415,000, or $0.96 per share on a diluted basis, for the same period in 2022. For the nine-month period ended September 30, 2023, QNB reported net income of $8,349,000, or $2.32 per share on a diluted basis, compared to net income of $10,474,000, or $2.94 per share on a diluted basis, for the same period in 2022. The Bank contributed $8,568,000 to net income for the nine months ended September 30, 2023 compared to $12,037,000 for the same period 2022; and the holding company contributed negative $219,000 to net income for the nine months ended September 30, 2023 compared to a negative $1,563,000 for the same period 2022. The results at the Bank were primarily due to net interest margin compression partly offset by the reversal for credit losses on loans of $1,119,000. The results at the holding company are due primarily to the change in the fair value of the equity securities included in the investment portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.52% and 5.88%, respectively, for the quarter ended September 30, 2023 compared with 0.78% and 9.20%, respectively, for the quarter ended September 30, 2022. For the nine months ended September 30, 2023, the annualized rate of return on average assets and average shareholders’ equity was 0.64% and 7.13%, respectively, compared with 0.82% and 9.68%, for the same period in 2022.

Total assets as of September 30, 2023 were $1,684,392,000, compared with $1,668,497,000 at December 31, 2022. Loans receivable at September 30, 2023 were $1,060,450,000, a $21,065,000 increase from $1,039,385,000 at December 31, 2022. Total deposits of $1,483,333,000 at September 30, 2023 increased $64,964,000 compared with total deposits of $1,418,369,000 at December 31, 2022.

Results for the three and nine months ended September 30, 2023 include the following significant components:

•
Net interest income decreased $1,166,000, or 10.3%, to $10,213,000 and decreased $3,255,000, or 9.8%, to $29,963,000 for the three and nine months ended September 30, 2023, respectively.
•
Net interest margin on a tax-equivalent basis decreased 34 basis points for the quarter and 32 basis points for the nine months ended September 30, 2023, at 2.38% and 2.40% to compared to 2.72% and 2.72% for the same periods in September 30, 2022, respectively.
•
QNB recorded $452,000 in its provision for credit losses on loans for the quarter ended September 30, 2023, compared with no provision for the same period in 2022. QNB reversed $1,119,000 in its provision for credit losses on loans for the nine months ended September 30, 2023, compared with no provision for the same period in 2022.
•
Non-interest income increased $1,271,000, to $1,755,000 for the third quarter and increased $1,820,000, to $4,554,000 for the nine months ended September 30, 2023 compared with the same periods in 2022. Excluding realized and unrealized gains (losses) on securities, non-interest income increased $106,000, or 6.4%, to $1,762,000 for the quarter and increased $154,000, or 3.2%, to $5,023,000 for the nine months ended September 30, 2023, compared with the same periods in 2022.
•
Non-interest expense increased $857,000 to $8,671,000 for the quarter and increased $1,990,000 to $25,363,000 for the nine months ended September 30, 2023 compared to the same periods in 2022.
•
Total non-performing loans were $5,872,000, or 0.55% of loans receivable at September 30, 2023, compared to $9,121,000, or 0.88% of loans receivable at December 31, 2022. Loans on non-accrual status were $1,893,000 at September 30, 2023 compared with $4,820,000 at December 31, 2022. Net loan recoveries for the nine months ended September 30, 2023 were $219,000, compared with $154,000 for the same period in 2022.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest income	$18,497	$13,546	$49,825	$37,682
Total interest expense	8,284	2,167	19,862	4,464
Net interest income	10,213	11,379	29,963	33,218
Tax-equivalent adjustment	144	177	442	541
Net interest income (fully taxable-equivalent)	$10,357	$11,556	$30,405	$33,759

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$7,111	5.17%	$92	$831	1.32%	$3
U.S. Government agencies	101,947	1.11	283	101,938	1.11	283
State and municipal	109,157	3.30	901	127,929	2.38	761
Mortgage-backed and CMOs	394,607	2.53	2,500	441,952	1.61	1,783
Corporate debt securities and money market funds	6,648	4.40	73	6,658	4.37	72
Equities	4,953	4.70	59	11,702	3.36	99
Total investment securities	624,423	2.50	3,908	691,010	1.74	3,001
Loans:
Commercial real estate	722,833	5.10	9,288	650,118	4.22	6,917
Residential real estate	107,332	3.81	1,022	105,723	3.33	880
Home equity loans	57,694	6.65	967	56,669	4.65	665
Commercial and industrial	128,601	7.23	2,343	148,545	5.25	1,965
Consumer loans	3,823	7.53	73	4,401	5.76	64
Tax-exempt loans	19,630	3.59	178	19,535	3.43	169
Total loans, net of unearned income*	1,039,913	5.29	13,871	984,991	4.29	10,660
Other earning assets	62,420	5.48	862	8,038	3.02	62
Total earning assets	1,726,756	4.28	18,641	1,684,039	3.23	13,723
Cash and due from banks	15,679			15,544
Allowance for loan losses	(8,396)			(11,323)
Other assets	39,099			38,872
Total assets	$1,773,138			$1,727,132
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$319,335	0.74%	600	$342,011	0.23%	201
Municipals	157,391	4.63	1,837	138,187	1.77	617
Money market	201,277	3.01	1,527	134,591	0.50	170
Savings	325,567	1.27	1,038	451,871	0.53	608
Time < $100	128,884	2.92	947	90,129	0.74	168
Time $100 through $250	106,920	3.69	996	54,168	0.87	118
Time > $250	43,856	3.41	377	25,616	0.86	56
Total interest-bearing deposits	1,283,230	2.26	7,322	1,236,573	0.62	1,938
Short-term borrowings	95,568	3.07	740	85,943	0.87	189
Long-term debt	20,000	4.36	222	10,000	1.57	40
Total interest-bearing liabilities	1,398,798	2.35	8,284	1,332,516	0.65	2,167
Non-interest-bearing deposits	205,402			239,095
Other liabilities	10,875			8,225
Shareholders' equity	158,063			147,296
Total liabilities and shareholders' equity	$1,773,138			$1,727,132
Net interest rate spread		1.93%			2.58%
Margin/net interest income		2.38%	$10,357		2.72%	$11,556

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$3,618	4.97%	$134	$600	1.12%	$5
U.S. Government agencies	101,945	1.11	849	101,292	1.10	836
State and municipal	109,877	2.64	2,173	129,343	2.40	2,325
Mortgage-backed and CMOs	405,979	1.96	5,971	453,833	1.56	5,322
Corporate debt securities	6,637	4.41	219	6,682	4.36	218
Equities	8,442	4.07	257	12,172	3.26	297
Total investment securities	636,498	2.01	9,603	703,922	1.71	9,003
Loans:
Commercial real estate	700,375	4.79	25,091	623,193	4.11	19,181
Residential real estate	106,817	2.76	2,943	103,841	2.47	2,564
Home equity loans	57,317	6.44	2,762	55,244	3.93	1,624
Commercial and industrial	141,176	7.55	7,977	143,354	4.73	5,075
Consumer loans	3,942	7.15	211	4,585	5.31	182
Tax-exempt loans	19,984	3.53	527	19,482	3.41	497
Total loans, net of unearned income*	1,029,611	5.13	39,511	949,699	4.10	29,123
Other earning assets	27,195	5.67	1,153	6,262	2.06	97
Total earning assets	1,693,304	3.97	50,267	1,659,883	3.08	38,223
Cash and due from banks	14,046			14,123
Allowance for loan losses	(8,871)			(11,266)
Other assets	38,938			38,532
Total assets	$1,737,417			$1,701,272
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$314,012	0.52%	1,227	$342,955	0.20%	521
Municipals	128,270	4.34	4,163	121,332	0.91	825
Money market	169,308	2.30	2,913	139,700	0.38	401
Savings	363,496	1.18	3,208	446,196	0.39	1,312
Time < $100	113,951	2.30	1,960	91,223	0.76	522
Time $100 through $250	104,697	3.42	2,676	49,656	0.75	280
Time > $250	36,590	2.80	767	25,361	0.75	143
Total interest-bearing deposits	1,230,324	1.84	16,914	1,216,423	0.44	4,004
Short-term borrowings	112,724	2.99	2,518	78,994	0.58	341
Long-term debt	14,267	3.98	430	10,000	1.57	119
Total interest-bearing liabilities	1,357,315	1.96	19,862	1,305,417	0.46	4,464
Non-interest-bearing deposits	213,492			243,239
Other liabilities	10,111			7,940
Shareholders' equity	156,499			144,676
Total liabilities and shareholders' equity	$1,737,417			$1,701,272
Net interest rate spread		2.01%			2.62%
Margin/net interest income		2.40%	$30,405		2.72%	$33,759

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and nine months ended September 30, 2023 and 2022.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023 compared			September 30, 2023 compared
	to September 30, 2022			to September 30, 2022
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$89	$20	$69	$129	$25	$104
U.S. Government agencies	—	—	—	13	5	8
State and municipal	140	(111)	251	(152)	(350)	198
Mortgage-backed and CMOs	717	(191)	908	649	(560)	1,209
Corporate debt securities and money market funds	1	1	—	1	(1)	2
Equities	(40)	(57)	17	(40)	(91)	51
Total Investment securities (AFS & Equity)	907	(338)	1,245	600	(972)	1,572
Loans:
Commercial real estate	2,371	773	1,598	5,910	2,375	3,535
Residential real estate	142	13	129	379	150	229
Home equity loans	302	11	291	1,138	61	1,077
Commercial and industrial	378	(264)	642	2,902	(76)	2,978
Consumer loans	9	(8)	17	29	(25)	54
Tax-exempt loans	9	1	8	30	13	17
Total Loans	3,211	526	2,685	10,388	2,498	7,890
Other earning assets	800	413	387	1,056	322	734
Total interest income	4,918	601	4,317	12,044	1,848	10,196
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	399	(12)	411	706	(43)	749
Municipals	1,220	86	1,134	3,338	47	3,291
Money market	1,357	86	1,271	2,512	85	2,427
Savings	430	(170)	600	1,896	(243)	2,139
Time < $100	779	71	708	1,438	129	1,309
Time $100 through $250	878	116	762	2,396	311	2,085
Time > $250	321	39	282	624	63	561
Total interest-bearing deposits	5,384	216	5,168	12,910	349	12,561
Short-term borrowings	551	20	531	2,177	145	2,032
Long-term debt	182	40	142	311	50	261
Total interest expense	6,117	276	5,841	15,398	544	14,854
Net interest income	$(1,199)	$325	$(1,524)	$(3,354)	$1,304	$(4,658)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2023 were $1,726,756,000, an increase of $42,717,000, or 2.5%, from the third quarter of 2022, with average loans increasing $54,922,0000, or 5.6%, average other interest earning assets increasing $54,382,000, primarily interest-earnings cash at the Federal Reserve Bank, and average investment securities decreasing $66,587,000, or 9.6%, over the same period in 2022. Cash generated from maturities and sales in the investment portfolio and an increase in borrowed funds of $19,625,000 supported loan growth. Average loans as a percent of average earning assets was 60.2% for the third quarter of 2023, compared with 58.5% for the third quarter of 2022. On the funding side, average deposits increased $12,964,000, or 0.9%, to $1,488,632,000 for the third quarter of 2023 primarily due to an increase in time deposits and money market products. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements, short-term Federal Reserve Bank ("FRB") borrowing and over-night FHLB borrowings, increased $9,625,000 to $95,568,000 during the third quarter of 2023 compared to $85,943,000 for the same period in 2022.

The net interest margin for the third quarter of 2023 decreased 34 basis points to 2.38% from 2.72% or the same period in 2022. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. The increases in interest rates starting in March 2022 have compressed the net interest margin as QNB had been liability sensitive; QNB entered into interest rate hedging derivatives during the second quarter of 2023 moving QNB to be asset sensitive. The net interest margin is expected to improve as loans and securities reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $4,918,000, or 35.8%, to $18,641,000 for the third quarter of 2023; total interest expense increased $6,117,000 to $8,284,000.

The yield on earning assets on a tax-equivalent basis increased 105 basis points to 4.28% for the third quarter of 2023, from 3.23% for the third quarter of 2022. The cost of interest-bearing liabilities was 2.35% for the third quarter of 2023, compared with 0.65% for the same period in 2022.

Interest income on investment securities (available-for-sale and equity) increased $907,000 when comparing the quarters ended September 30, 2023 and 2022. The average yield on the investment portfolio was 2.50% for the third quarter of 2023 compared with 1.74% for the same period in 2022.

The yield on U.S. Treasury securities was 5.17% for the third quarter of 2023 compared to 1.32% for the same period in 2022. Income on U.S. Government agency securities remained flat as the average balances increased $9,000 and the rate remained the same.

Interest income on municipal securities, which are primarily tax-exempt, increased $140,000 due to a 92 basis-point increase in rate, partly offset by an $18,772,000 decrease in average balances. The rate and interest income increases on municipal securities was positively impact by an interest rate swap. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs increased $717,000 while average balances decreased $47,345,000 and yield increased 92 basis points. The rate and interest income increases on mortgage-backed securities were positively impacted by an interest rate swap. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

The dividend yield on equities increased 134 basis points as average balances decreased $6,749,000. Proceeds from sales of equities were reinvested in higher yielding treasury securities.

Income on loans increased $3,211,000 to $13,871,000 when comparing the third quarters of 2023 and 2022, with a $54,922,000 increase in average balances contributing to an increase in interest income of $526,000 and a 100-basis point increase in yield contributing to a $2,685,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $2,371,000 when comparing the third quarters of 2023 and 2022, primarily due to an 88-basis point increase in rate from 4.22% in 2022 to 5.10% and increased average balances of $72,715,000, or 11.2%.

Income on commercial and industrial loans increased $378,000 when comparing the third quarters of 2023 and 2022. The average yield on these loans increased 198 basis points to 7.23% resulting in an increase in income of $642,000; average balances decreased $19,944,000, to $128,601,000 for the third quarter of 2023 resulting in a $264,000 decrease in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income was $178,000 for the third quarter of 2023, an increase of $9,000 from the same period in 2022. Average balances increased $95,000, or 0.5%, to $19,630,000 for the third quarter of 2023. The yield on municipal loans increased 16 basis points, to 3.59% for the third quarter of 2023, compared with the same period in 2022.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $142,000 when comparing the third quarter of 2023 to the same period in 2022. Average residential mortgage loan balances increased by $1,609,000, or 1.5%, to $107,332,000 for the third quarter of 2023 compared to the same period in 2022, which contributed a $13,000 increase in interest income.

The average yield on the portfolio increased 48 basis points and contributed an increase of $129,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2023 period by $1,025,000 to $57,694,000; interest income increased $302,000 as the average yield increased 200 basis points to 6.65%. The yield on the consumer portfolio increased 177 basis points to 7.53% for the third quarter of 2023 and there was a $578,000 decrease in average balances resulting in a net $9,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense increased $6,117,000, when comparing the third quarter of 2023 to the same period in 2022. QNB experienced a decrease in accounts with greater liquidity and an increase in time deposits. Average non-interest-bearing demand accounts decreased $33,693,000 to $205,402,000 for the third quarter of 2023. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average interest-bearing demand accounts decreased $22,676,000, or 6.6%, to $319,335,000 for the third quarter of 2023; however interest expense on interest-bearing demand accounts increased $399,000 to $600,000 for the same period, as the average rate paid increased 51 basis points to 0.74% for the third quarter of 2023. Average money market accounts increased $66,686,000, or 49.5%, to $201,277,000 for the third quarter of 2023 compared with the same period in 2022. Interest expense on money market accounts increased $1,357,000 to $1,527,000, and the average interest rate paid on money market accounts increased 251 basis point to 3.01% for the third quarter of 2023. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts increased $1,220,000 to $1,837,000 for the third quarter of 2023. The average interest rate paid on municipal interest-bearing demand accounts increased 286 basis points to 4.63% for the third quarter of 2023 over the same quarter of 2022, and average balances increased $19,204,000, or 13.9%, to $157,391,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts increased $430,000 when comparing the third quarter of 2023 to the same quarter of 2022. The average interest rate paid on savings accounts increased 74 basis points to 1.27% for the third quarter of 2023. When comparing these same periods, average savings accounts decreased $126,304,000, or 28.0%, to $325,567,000 for the third quarter of 2023 primarily due to decreases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2023 of $236,589,000 compared to $342,334,000 in the same period of 2022. The average yield paid on these accounts was 1.68% for the third quarter of 2023 and 0.65% for the same period in 2022. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $7,939,000 when comparing the third quarter of 2023 to the same period in 2022.

Interest expense on time deposits totaled $2,320,000 for the third quarter of 2023 compared to $342,000 in 2022. Average total time deposits increased $109,747,000 to $279,660,000 for the third quarter of 2023. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 249 basis points from 0.80% to 3.29% when comparing the third quarter of 2023 to the same period in 2022.

Approximately $224,457,000, or 77%, of time deposits at September 30, 2023 will mature over the next 12 months. The average rate paid on these time deposits is approximately 3.85%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers, overnight FHLB borrowing and short-term FRB borrowing. Interest expense on short-term borrowings increased $551,000 for the third quarter of 2023 to $740,000 when compared to the same period in 2022. When comparing these same periods, average balances increased $9,625,000 to $95,568,000. The yield on customer repos increased 114 basis points for the third quarter of 2023 to 1.63%. The yield on the short-term FHLB borrowing was 2.48% for the third quarter of 2022. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a lower yield than short-term borrowings at that time; this borrowing matured during the first quarter of 2023. During the second quarter of 2023, QNB borrowed long-term debt of $20,000,000 to lock in borrowing at a lower yield than short-term borrowings.

Net Interest Income and Net Interest Margin – Nine-Month Comparison

For the nine-month period ending September 30, 2023, average earning assets increased $33,421,000, or 2.0%, to $1,693,304,000, with average loans increasing $79,912,000 slightly offset by a decrease in average investment securities of $67,424,000. Other earning assets, primarily interest-earning balances at the Federal Reserve Bank, increased $20,933,000. Average total deposits decreased $15,846,000, or 1.1%, to $1,443,816,000 for the nine-month period ended September 30, 2023 compared to the same period in 2022. The net interest margin on a tax-equivalent basis was 2.40% for the nine-month period ended September 30, 2023, a 32-basis point decrease from the same period in 2022.

Total interest income on a tax-equivalent basis increased $12,044,000, or 31.5%, to $50,267,000 from $38,223,000, when comparing the nine-month periods ended September 30, 2023 and September 30, 2022 due to an increase in volume and rate on loans. Interest income on loans increased $7,890,000 as a result of yields and increased $2,498,000 as a result of volume. The yield on investments increased 30 basis points from 1.71% to 2.01% when comparing the nine-month periods. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.08% to 3.97% for the nine-month periods with the yield on loans up 103 basis points. QNB continues to experience pressure on yields due to competitive pressures on loan pricing.

Total interest expense increased $15,398,000 for the nine-month period ended September 30, 2023 compared with the same period in 2022, attributable to increases in rates. The average rate paid on interest bearing deposits increased 140 basis points to 1.84% for the nine-month period ended September 30, 2023 versus the same period in 2022. The average balance of total short-term borrowings increased $33,730,000 primarily due to overnight FHLB borrowing. The yield on interest-bearing liabilities increased 150 basis points to 1.96% for the nine months ended September 30, 2023. QNB invested proceeds from maturities of investment securities and growth in borrowings into loans.

PROVISION FOR CREDIT LOSSES, ALLOWANCE FOR CREDIT LOSSES ON LOANS AND ALLOWANCE FOR CREDIT LOSSES ON UNUSED COMMITMENTS

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), as amended ("ASU 326"), which replaces the incurred loss methodology with an expected credit losses (“CECL”) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. On January 1, 2023, QNB recorded a decrease to its allowance for credit losses on loans of $989,000 and an increase to its allowance for credit losses on unused commitments of $5,000.

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

Based on this analysis, QNB recorded a reversal of $1,119,000 for the nine months ended September 30, 2023, through the allowance for credit losses on loans, compared to no provision for the same period in 2022. QNB recorded a reversal of $18,000 for the allowance for credit losses for unused commitments in the nine months ended September 30, 2023 compared to a provision of $21,000 for the same period in 2022.

QNB's allowance for credit losses on loans of $8,542,000 represents 0.81% of loans receivable at September 30, 2023 compared with an allowance for loan losses of $10,531,000, or 1.01% of loans receivable, at December 31, 2022, and $11,338,000, or 1.12%, at September 30, 2022. Management believes the allowance for credit losses on loans at September 30, 2023 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net charge-offs were $275,000 for the three months ended September 30, 2023 compared to net recoveries of $41,000 for the three months ended September 30, 2022. Charge-offs consisted of $273,000 in commercial loans and overdrafts of $21,000. Recoveries of approximately $25,000 during the three months ended September 30, 2023 consisted of $18,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $7,000. Annualized net charge-offs as a percentage of average loans receivable were 0.10% for the three months ended September 30, 2023, compared to annualized net recoveries of 0.02% for the three months ended September 30, 2022.

Net recoveries were $219,000 for the nine months ended September 30, 2023 compared to net recoveries of $154,000 for the nine months ended September 30, 2022. Charge-offs of approximately $438,000 during the nine months ended September 30, 2023 consisted primarily of commercial loans of $313,000, student loans of $43,000, consumer loans of $9,000 and overdrafts of $73,000. These were offset by $657,000 in recoveries comprising $635,000 in repayments from borrowers of previously charged-off credits, and $22,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.03% for the nine months ended September 30, 2023, compared to annualized net recoveries of 0.02% for the nine months ended September 30, 2022.

Non-performing assets were $5,872,000 at September 30, 2023 compared to $9,121,000 as of December 31, 2022 and $10,694,000 at September 30, 2022. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 0.55% of loans receivable at September 30, 2023, 0.88% at December 31, 2022, and 1.06% of loans receivable at September 30, 2022. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2023, $1,489,000, or approximately 79%, of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $11,914,000, a decrease of $1,770,000 from the $13,684,000 reported at December 31, 2022 and a decrease of $5,640,000, or 32.1%, from the $17,554,000 reported at September 30, 2022. The decrease in classified loans since December 31, 2022 and September 30, 2022 is primarily due to repayments and pay-offs on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2023, December 31, 2022, or September 30, 2022. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.97% of loans receivable at September 30, 2023 compared with 0.23% at December 31, 2022, and 0.30% at September 30, 2022.

Legacy troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more and accruing, were $3,979,000 at September 30, 2023, compared with $4,301,000 at December 31, 2022, and $4,357,000 at September 30, 2022. There were no troubled debt modifications identified during the nine months ended September 30, 2023. QNB had no other real estate owned or repossessed assets at September 30, 2023, December 31, 2022 or September 30, 2022.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2023	2022	2022
Non-accrual loans	$1,893	$4,820	$6,337
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	3,979	4,301	4,357
Total non-performing loans	5,872	9,121	10,694
Total non-performing assets	$5,872	$9,121	$10,694

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,029,042	$967,438	$949,691
Total loans	1,060,450	1,039,385	1,008,306

Allowance for credit losses on loans	8,542	10,531	11,338

Allowance for loan losses to:
Non-performing loans	145.47%	115.46%	106.02%
Total loans (excluding held-for-sale)	0.81%	1.01%	1.12%
Average total loans (excluding held-for-sale)	0.83%	1.09%	1.19%

Non-performing loans / total loans (excluding held-for-sale)	0.55%	0.88%	1.06%
Non-performing assets / total assets	0.35%	0.55%	0.65%

An analysis of net loan charge-offs (recoveries) for the three and nine months ended September 30, 2023 compared to 2022 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net charge-offs (recoveries)	$275	$(41)	$(219)	$(154)

Net annualized charge-offs (recoveries) to:
Total loans	0.10%	(0.02%)	(0.03%)	(0.02%)
Average total loans excluding held-for-sale	0.10%	(0.02%)	(0.03%)	(0.02%)
Allowance for loan losses	12.77%	(1.43%)	(3.43%)	(1.82%)

At September 30, 2023 and December 31, 2022, the recorded investment in loans for which impairment has been identified totaled $1,893,000 and $9,567,000 of which $1,209,000 and $4,943,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $684,000 and $4,624,000 at September 30, 2023 and December 31, 2022, respectively, and the related allowance for loan losses associated with these loans was $347,000 and $696,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net gain on sales of investment securities	$131	$—	$131	N/M	$185	$493	$(308)	-62.5%
Unrealized gain (loss) on investment equity securities	(138)	(1,174)	1,036	(88.2)	(654)	(2,628)	1,974	(75.1)
Fees for services to customers	421	423	(2)	(0.5)	1,237	1,210	27	2.2
ATM and debit card	685	669	16	2.4	2,048	2,015	33	1.6
Retail brokerage and advisory	219	194	25	12.9	655	604	51	8.4
Bank-owned life insurance	81	121	(40)	(33.1)	245	277	(32)	(11.6)
Merchant	99	98	1	1.0	298	302	(4)	(1.3)
Net gain on sale of loans	4	6	(2)	(33.3)	5	6	(1)	(16.7)
Other	253	147	106	72.1	535	455	80	17.6
Total	$1,755	$484	$1,271	262.6%	$4,554	$2,734	$1,820	66.6%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2023 was $1,755,000, an increase of $1,271,000, compared to $484,000 for the third quarter of 2022. Excluding realized and unrealized gains (losses) on securities, non-interest income increased $106,000, or 6.4%, to $1,762,000 for the quarter ended September 30, 2023 compared with the same period in 2022.

During the third quarter of 2023, unrealized losses on investment equity securities of $138,000 were recorded compared to losses of $1,174,000 in the same period of 2022. The unrealized losses and gains for the three months ended September 30, 2023 and 2022 resulted from the change in the fair value of the equities included in the investment portfolio. The equities portfolio comprises blue-chip large-capitalized stocks, providing a year-to-date taxable equivalent dividend yield of 4.07%. The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through September 30, 2023 is $2.39 per diluted share. Details of the equity portfolio’s contribution to net income since January 1, 2016 is detailed in the following table.

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,							For the Nine Months Ended September 30,
	2016	2017	2018	2019	2020	2021	2022	2023	2022

Equity Securities:
Tax-equivalent dividends*	$233	$249	$300	$274	$392	$437	$399	$257	$297
Net gain (loss) on sales	758	1,557	(79)	1,781	585	1,788	405	442	489
Impairment	(192)	(80)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	(336)	770	(47)	926	(1,026)	(654)	(2,628)
Tax-equivalent income before tax	799	1,726	(115)	2,825	930	3,151	(222)	45	(1,842)
Tax expense (benefit)*	324	700	(33)	816	269	910	(64)	13	(532)
Net income	$475	$1,026	$(82)	$2,009	$661	$2,241	$(158)	$32	$(1,310)

Earnings per share - basic	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$0.01	$(0.37)
Earnings per share - diluted	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$0.01	$(0.37)
Tax-equivalent yield*	3.13%	3.49%	3.08%	3.31%	3.54%	3.02%	3.32%	4.07%	3.26%

*Based on Federal tax rates of 34% for the 2016 period and 21% for the 2017, 2018, 2019, 2020, 2021, 2022 and 2023 periods.

QNB originates residential mortgage loans for sale in the secondary market. Net gains on sale of loans was $4,000 for third quarter of 2023; compared to $6,000 in the third quarter of 2022. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination.

Fees for services to customers decreased $2,000 to $421,000 for the third quarter of 2023, due primarily to a decrease in net overdraft income. ATM and debit card income increased $16,000 to $685,000 for the third quarter of 2023, compared to the same period in 2022.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased for the third quarter of 2023 compared to the same period in 2022. Advisory fees increased $17,000 for the third quarter of 2023 compared with the same period in 2022 due to new clients and the value of assets under management; and transactional fees increased $8,000.

Merchant fees remained flat for the third quarter of 2023 compared with the same period in 2022. Other non-interest income increased $106,000 primarily due to a sales tax refund of $115,000.

Nine-Month Comparison

Total non-interest income for the nine-month periods ended September 30, 2023 and 2022 was $4,554,000 and $2,734,000, respectively, an increase of $1,820,000. Excluding realized and unrealized gain and losses on securities, total non-interest income was $5,023,000 and $4,869,000, respectively, an increase of $154,000, or 3.2%.

Net investment securities gains decreased $308,000 to $185,000 for the nine months ended September 30, 2023 compared to $493,000 for the comparable nine months in 2022. Market conditions in the equities market for the nine months ended September 30, 2023 versus the same period in 2022 resulted in greater opportunities for profitable sales in 2022; these were partly offset by losses on debt securities. QNB recorded realized gains of $442,000 compared to gains of $489,000 on equity securities for the nine months ended September 30, 2023 and 2022, respectively. Losses on sales of debt securities were $257,000 as QNB sold securities to lower its market risk in a rising rate environment.

Net gains on sales of loans for the nine months ended September 30, 2023 were $5,000; there were $6,000 in gains no loan sales in the 2022 period. Proceeds from the sale of residential mortgages were $640,000 and $304,000 for the nine-month periods ended September 30, 2023 and 2022, respectively.

Fees for services to customers increased $27,000 to $1,237,000 for the first nine months of 2023, due primarily to an increase in net overdraft income. ATM and debit card increased $33,000 for the first nine months of 2023 compared to 2022, due to volume of transactions.

Retail brokerage and advisory fees increased $51,000, or 8.4%, to $655,000 for the nine months ended September 30, 2023 compared to the same period in 2022; advisory fees increased $4,000 and transaction-based fees increased $47,000.

Merchant income decreased $4,000. Other non-interest income increased $80,000 primarily due to a sales tax refund of $115,000 and an increase in credit card income of $20,000, partly offset by a decrease in title company income of $31,000 and $22,000 in broker-dealer conversion fees in 2022.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries and employee benefits	$4,971	$4,371	$600	13.7%	$14,309	$12,842	$1,467	11.4%
Net occupancy	594	535	59	11.0	1,683	1,663	20	1.2
Furniture and equipment	910	779	131	16.8	2,665	2,190	475	21.7
Marketing	216	141	75	53.2	678	632	46	7.3
Third-party services	592	582	10	1.7	1,837	1,839	(2)	(0.1)
Telephone, postage and supplies	134	187	(53)	(28.3)	434	555	(121)	(21.8)
State taxes	60	272	(212)	(77.9)	244	732	(488)	(66.7)
FDIC insurance premiums	274	177	97	54.8	745	574	171	29.8
Other	920	770	150	19.5	2,768	2,346	422	18.0
Total	$8,671	$7,814	$857	11.0%	$25,363	$23,373	$1,990	8.5%

Quarter to Quarter Comparison

Total non-interest expense was $8,671,000 for the third quarter of 2023, an increase of $857,000 compared to the third quarter of 2022.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $600,000, or 13.7%, to $4,971,000 when comparing the two quarters. Salary expense and related payroll taxes increased $405,000 to $4,132,000 during the third quarter of 2023 compared to the same period in 2022 due to pay increases and filling open positions. Medical and dental premiums, net of employee contributions, increased $161,000 when comparing the two quarters due to timing of medical claims. Retirement and post-retirement costs increased $37,000.

Net occupancy and furniture and equipment expenses combined increased $190,000, or 14.5%, when comparing the third quarters of 2023 and 2022. This is due primarily to increased software maintenance expense. Marketing expense increased $75,000, or 53.2%, to $216,000 for the quarter ended September 30, 2023, due to timing of promotions and community support donations.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $10,000. Telephone, postage and supplies expense decreased $53,000 primarily due to a reduction in postage and mailing expenses as there was an increase in the use of electronic delivery. State taxes decreased $212,000, or 77.9%, due to lower banks shares tax as there was a decline in capital from year-end 2021 to year-end 2022. FDIC insurance premiums increased $97,000 due to an increase in the assessment rate.

Other non-interest expense increased $150,000, or 19.5%, due to a $74,000 increase in write-offs primarily due to fraud on customer accounts, $46,000 in loan work-out costs as there was a large recovery in 2022 of $45,000 to reimburse the Bank for insurance costs, and an increase in director fees of $26,000.

Nine-Month Comparison

Total non-interest expense was $25,363,000 for the nine-month period ended September 30, 2023, an increase of $1,990,000, or 8.5%, compared to the nine months ended September 30, 2022.

Salaries and benefits expense increased $1,467,000 to $14,309,000 for the nine months ended September 30, 2023 compared to the same period in 2022. Salary and related payroll tax expense increased $1,209,000 during the period, to $12,078,000, medical expense increased $153,000 and retirement and post-retirement costs increased $102,000.

Net occupancy and furniture and equipment expense increased $495,000, or 12.8%, to $4,348,000, due to the reasons described in the quarter to quarter comparison. Marketing expense increased $46,000. FDIC insurance premiums increased $171,000, state taxes decreased $488,000, and telephone, postage and supplies decreased $121,000, due to the reasons described in the quarter to quarter comparison. Other non-interest expense increased due to the reasons described above in the quarter to quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2023, QNB’s net deferred tax asset was $23,859,000. The primary components of deferred taxes are deferred tax assets of which $24,703,000 relates to investment securities fair value adjustments and $1,794,000 relates to the allowance for credit losses on loans, partly offset by a deferred tax liability on interest rate swap fair value adjustments of $2,231,000. As of December 31, 2022, QNB’s net deferred tax asset was $23,077,000 of which $21,565,000 related to investment securities fair value adjustments and $2,212,000 was related to the allowance for loan losses. The increase in the balance of net deferred tax assets when comparing September 30, 2023 to December 31, 2022 of $782,000 is due to the reduction in unrealized losses on available for sale securities contributing $3,138,000 of the increase, partly offset by the unrealized gains on interest rate swaps contributing a reduction of $2,231,000 and a decrease in the allowance for credit losses on loans contributing a reduction of $418,000.

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

Applicable income tax expense was $494,000 for the quarter and $1,942,000 for the nine months ended September 30, 2023, compared to $634,000 for the quarter and $2,105,000 for the nine months ended September 30, 2022, respectively. The effective tax rate for the third quarter and nine-month period ended September 30, 2023 was 17.4% and 18.9%, respectively, compared with 15.7% and 16.7%, respectively, for the same period in 2022. The increase in the effective tax rate for the nine months ended September 30, 2023 is due to the state income tax at the parent company and there was a lower proportion of tax-exempt net interest income to income before taxes for 2023 over 2022.

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

Total assets at September 30, 2023 were $1,684,392,000 compared with $1,668,497,000 at December 31, 2022. Cash and cash equivalents increased $39,242,000 from $15,899,000 at December 31, 2022 to $55,141,000 at September 30, 2023.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $41,135,000, due to maturities and prepayments of $38,040,000, sales of $9,081,000 and a negative adjustment in the fair value mark of $4,326,000; this was partly offset by purchases of $11,922,000.

Loans receivable increased $21,065,000 with commercial loans increasing $18,502,000 to $890,047,000 at September 30, 2023, compared with $871,545,000 at year-end 2022.

Deposits grew $64,964,000 from December 31, 2022 to September 30, 2023. Non-interest-bearing demand deposits decreased $39,623,000, with balances of $192,226,000 at September 30, 2023 compared with $231,849,000 at year-end 2022. Interest-bearing demand balances, excluding municipal deposits, decreased $14,469,000, or 4.3%, to $320,117,000, with decreases in personal interest-bearing checking products as customers used funds to paydown higher-yielding loans or moving funds to high-yielding products. The $91,106,000 increase in money market accounts was primarily to a new premium money market product offered to both personal and business customers. The $118,248,000 decrease in savings was primarily due to declines in the E-Savings on-line product as some of these funds moved to higher-yield certificates of deposit or the new premium money market accounts. Total time deposits increased $114,737,000 from December 31, 2022 to September 30, 2023 as customers took advantage of higher-yielding time deposits, moving from lower-yielding products. Municipal deposit balances increased $31,461,000, to $149,802,000, during the first nine months of 2023. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased 40.1%, from $161,327,000 at December 31, 2022 to $96,703,000 at September 30, 2023. Commercial sweep accounts decreased $22,606,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. There were $92,018,000 in overnight borrowings from FHLB at December 31, 2022, and none at September 30, 2023; however, during the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. During the nine months ended September 2023, QNB borrowed long-term debt from the FHLB of $20,000,000 to lock in a low yield. In 2020, QNB borrowed long-term debt from the FHLB of $10,000,000 to lock in a rate at a low yield; this debt matured during the first three months of 2023.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2023 the Bank had a maximum borrowing availability with the FHLB of approximately $289,114,000, which is net of long-term borrowing outstanding of $20,000,000, a $283,000 letter of credit and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with six correspondent banks totaling $91,000,000. At September 30, 2023 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. Additional funding is available at the FRB Discount Window under its Bank Term Funding Program; QNB had $50,000,000 in outstandings at September 30, 2023.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $8,738,000 since December 31, 2022, totaling $565,742,000 at September 30, 2023. The reduction in the liquid sources of funds is primarily due to maturities and sales of available-for-sale securities. Growth in deposits provided cash flows of $64,964,000, net proceeds from available-for-sale investment activities provided $35,199,000 and net proceeds from long-term debt provided $10,000,000 in net proceeds; combined, the proceeds enabled the net paydown on short-term borrowings of $64,624,000 and funding for the net growth in loans of $20,847,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $294,104,000 and $237,645,000 of available-for-sale debt securities at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2023 was $74,081,000, or 4.40% of total assets, compared with shareholders' equity of $70,958,000, or 4.25% of total assets, at December 31, 2022. Shareholders’ equity at September 30, 2023 included a negative adjustment of $84,544,000 compared to a negative adjustment of $81,127,000 at December 31, 2022, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale and gains on fair value hedges, net of tax. Without these adjustments, shareholders' equity to total assets would have been 8.97% and 8.69% at September 30, 2023 and December 31, 2022, respectively.

Average shareholders' equity and average total assets were $156,499,000 and $1,737,417,000 for the nine months ended September 30, 2023, an increase of 8.2% and 2.1%, respectively, from the averages for the nine months ended September 30, 2022. The ratio of average total equity to average total assets was 9.01% for the nine months ended September 30, 2023 compared to 8.50% for the same period in 2022.

Retained earnings at September 30, 2023 were impacted by nine months of net income totaling $8,349,000 and the cumulative effect of a change in accounting policy of $857,0000, offset by dividends declared and paid of $3,997,000 for the nine-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $1,131,000 to capital during the nine months ended September 30, 2023.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2023, 102,000 shares have been repurchased since the initial authorization at an average price of $24.93 and a total cost of $2,543,000.

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

The following table sets forth consolidated information for QNB:

	September 30,	December 31,
Capital Analysis	2023	2022
Regulatory Capital
Shareholders' equity	$74,081	$70,958
Net unrealized securities losses, net of tax	84,544	81,127
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	158,617	152,077

Tier 1 capital	158,617	152,077
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,645	10,648
Total regulatory capital	$167,262	$162,725
Risk-weighted assets	$1,257,110	$1,233,758
Quarterly average assets for leverage capital purposes	$1,773,130	$1,737,671

	September 30,	December 31,
Capital Ratios	2023	2022
Common equity tier I capital / risk-weighted assets	12.62%	12.33%
Tier 1 capital / risk-weighted assets	12.62	12.33
Total regulatory capital / risk-weighted assets	13.31	13.19
Tier 1 capital / average assets (leverage ratio)	8.95	8.75

At September 30, 2023, common equity Tier 1, Tier 1 capital, and total regulatory capital ratios improved since December 31, 2022. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2023.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2023 is asset sensitive. Management expects that market interest rates may increase over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2023 and 2022 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2023	2022
+300	9.36%	-12.89%
+200	6.27%	-8.46%
+100	3.14%	-4.16%
-100	-3.57%	2.88%
-200	-8.09%	3.73%
-300	-13.63%	-2.28%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At September 30, 2023, QNB had two derivatives designated as fair value hedging instruments, these interest rate swaps had a notional value of $300,000,000.

QNB is not subject to foreign currency exchange or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting during the nine month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

September 30, 2023

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended September 30, 2023. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2023 through July 31, 2023	—	$—	—	98,000
August 1, 2023 through August 31, 2023	—	—	—	98,000
September 1, 2023 through September 30, 2023	—	—	—	98,000
Total	—	$—	—	98,000

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

Exhibit 10.10	QNB Corp. 2023 Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix A to QNB Corp.'s proxy statement, filed April 11, 2023)

Exhibit 10.11	QNB Bank Nonqualified deferred Compensation Plan effective August 1, 2023

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description

101.SCH	iXBRL Taxonomy Extension Schema Document.*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	iXBRL Taxonomy Extension Definitions Linkbase Document.*
104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

QNB Corp.

Date: November 8, 2023	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 8, 2023	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: November 8, 2023	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank