Form 10-K
period 2023-12-31
QNB CORP
filed 2024-03-15
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	QNBC	N/A

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

As of February 29, 2024, 3,654,784 shares of common stock of the registrant were outstanding. As of June 30, 2023 the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $71,440,104 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 21, 2024 are incorporated by reference in Part III of this report.

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
•
The effects of unforeseen external events, including acts of terrorism, acts of war or other events involving armed conflict in other countries, natural disasters, and pandemics; and
•
The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania, operated twelve full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2023.

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

At December 31, 2023, QNB had total assets of $1,706,318,000, total loans receivable of $1,093,533,000, total deposits of $1,488,713,000 and total shareholders’ equity of $90,824,000. For the year ended December 31, 2023, QNB reported net income of $9,483,000 compared to net income for the year ended December 31, 2022 of $15,921,000 and December 31, 2021 of $16,492,000.

At February 15, 2024, the Bank had 189 full-time employees and eight part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

The minimum capital requirements implemented by Basel III, and described below under “Capital Adequacy,” also introduced a capital conservation buffer, comprised of common equity Tier 1 capital, above a banking institution’s minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets in order to avoid limitations on certain distributions, including dividend payments. Under the restrictions applicable to the Bank, to remain “well capitalized,” the Bank had approximately $27,772,000 available for payment of dividends to the Company at December 31, 2023.

Capital Adequacy

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. Tier 2 capital includes the allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets), qualifying preferred stock, subordinated debt, and qualifying Tier 2 minority interests. The current minimum capital requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. In addition, in order to avoid limitations on certain capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), as of January 1, 2019, a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. At December 31, 2023, QNB’s Tier 1 capital, total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 12.39%, 13.09%, and 12.39%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2023, QNB’s leverage ratio was 8.92%.

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
•
Leverage ratio of 5% or more, and
•
Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2023 and 2022, the Bank qualified as well capitalized under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information.

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

For the years ended December 31, 2023, 2022 and 2021, the Bank recorded $1,058,000, $768,000, and $793,000, respectively, in FDIC deposit insurance premium expense.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2023 the Bank had no overnight FHLB advances outstanding and $20,000,000 in long-term debt.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2023, the Bank had $1,718,000 in stock of the FHLB.

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

In October 2023, the federal banking regulators issued a final rule, effective April 1, 2024, to modernize their respective CRA regulations. The revised rule substantially alters the methodology for assessing compliance with the CRA, with most provisions of the new rule taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rule evaluates lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarifies eligible CRA activities.

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

QNB primarily provides banking services to customers located in the Bucks, Lehigh and Montgomery Counties in Pennsylvania. Adverse effects of a regional economic downturn could affect QNB’s ability to attract deposits and qualified loans. Economic factors impacting the local economy with this region, such as a decline in real estate values, unemployment, natural disasters, or the effects of armed conflict in other parts of the world, including present armed conflicts in Ukraine and the Gaza Strip, may have a negative impact on credit-worthiness of customers, the value of collateral, and customers’ ability to repay loans, which would result in write-downs, increases in non-performing loans, and a decline in QNB’s financial performance measurements. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally and therefore are more affected by adverse local economic conditions.

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

At December 31, 2023, our lending limit per borrower was approximately $23,109,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income. These equity securities are carried at fair value. QNB had five equity securities with unrealized losses of approximately $448,000 at December 31, 2023. The severity and duration of the fair value declines are consistent with current stock market developments.

At December 31, 2023, the Bank had $1,718,000 in capital stock of the FHLB and $12,000 in capital stock of ACBB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

Our assets at December 31, 2023 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2023, QNB had a net deferred tax asset of $19,290,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included in any such allowance.

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

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communications systems. Such events could cause significant damage, impact the stability of our facilities, result in additional expenses, and impair the ability of our borrowers to repay their loans. Although we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations, and financial condition. In addition, other external events, including natural disasters, health emergencies and epidemics or pandemics, and events of armed conflict in other parts of the world, such as the present armed conflicts involving Ukraine and Russia and involving Israel and Hamas, could adversely affect the global or regional economies resulting in unfavorable economic conditions in the United States. Any of such developments could have an adverse effect on our business, operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY RISK MANAGEMENT, STRATEGY AND GOVERNANCE

QNB maintains comprehensive and continually evolving processes for assessing, identifying, and managing material risks from cybersecurity threats, including any potential unauthorized occurrence on, or conducted through, QNB’s information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or any information residing on such systems. The processes relating to cybersecurity threats are integrated into the QNB’s overall risk management processes, which are overseen by the entire board of directors and not delegated to any committee or subcommittee of the board.

As part of the QNB’s overall risk management processes, it has established both the Information Technology Committee and the Security Committee. The Technology Committee comprises the executive management team, selected department heads, and the Information Security Officer ("ISO"). The Technology Committee reports to the Board of Directors. The second committee is the Information Security Committee, composed of QNB’s Chief Operations & Technology Officer (“COTO”), the Information Technology Director, and the ISO. The Information Security Committee reports to QNB’s Audit Committee. QNB’s COTO presents a detailed report on information systems and cybersecurity matters to the Board of Directors at least once annually. The Board of Directors also receives and reviews copies of minutes of all meetings of the Audit Committee and the Information Technology Committee.

QNB Bank’s information technology resources are managed by the Information Technology Department, which is responsible for identifying, assessing, and managing material risks from cybersecurity threats. The present COTO, who reports directly to the current President and Chief Executive Officer ("CEO"), has been with QNB Bank for over eight years and has over twenty-five years of experience in banking technology and operations. He has an MBA in Management Information Systems and is a current Certified Information Systems Security Professional. QNB’s IT Director and ISO report directly to the COTO. The Information Technology Department is managed by the IT Director. The present IT Director has been employed by QNB Bank in the information technology area for ten years has been in the technology industry for over fifteen years and holds numerous technology certifications. QNB's ISO, whose responsibilities include security relating to QNB’s information systems, is a Certified Information Systems Security Professional and a Certified Information Security Manager. The ISO, among other duties, supervises internal employee training relating to cybersecurity risks, conducts access reviews relating to QNB’s information systems, and monitors implemented checks and balances relating to access to information. Information relating to cybersecurity risks and cybersecurity incidents, if any, is reported by the COTO and the ISO and to both the Information Technology Committee and the Information Security Committees. Additionally, cyber security incidents are reported to QNB’s Board of Directors by the COTO no less than quarterly.

QNB maintains an Incident Response Plan that provides documented guidelines for handling potential threats and taking appropriate measures, including timely notification of cybersecurity threats and incidents to senior management and the Board of Directors when appropriate. The Incident Response Plan is managed by the Information Security Committee and is reviewed and tested at least annually.

QNB uses third-party vendors to assist in monitoring, detecting, and managing cyber threats, including managed security service monitoring, penetration testing, and vulnerability assessment. The Information Security Committee has established risk management guidelines for third-party vendors. QNB conducts due diligence reviews of third-party vendors before contracts or agreements for the provision of services are signed and conducts ongoing due diligence and oversight procedures with the frequency of the procedures determined based on a risk assessment of the services provided. Generally, QNB’s agreements with service providers include requirements related to cybersecurity and data privacy. All such agreements are reviewed at least annually. QNB cannot guarantee, however, that such agreements, due diligence, and oversight procedures will prevent a cybersecurity incident from impacting information systems. Moreover, as a result of applicable laws and regulations or applicable contractual provisions, QNB may be held responsible for cybersecurity incidents attributed to its service providers in relation to any data that QNB shares with such providers.

To date, QNB has not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect QNB, including its business strategy, results of operations, or financial condition. As discussed under “Risk Factors” in Item 1A, however, the sophistication of cybersecurity threats continues to increase, and the preventative actions taken by QNB to reduce the risk of cybersecurity threats or incidents may not be sufficient in a particular circumstance. Accordingly, QNB may not be able to anticipate all cybersecurity breaches no matter how well designed or implemented QNB’s cybersecurity controls and procedures are, and QNB may not be able to implement effective preventive measures against such security breaches in a timely manner.

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

IITEM 3. LEGAL PROCEEDINGS

Although there are currently no material proceedings to which QNB is the subject, future litigation that arises during the normal course of QNB’s business could be material and have a negative impact on QNB’s earnings. Future litigation also could adversely impact the reputation of QNB in the communities that it serves.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (“OTCBB”). QNB had approximately 633 shareholders of record as of February 29, 2024.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2023 and 2022. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2023
First Quarter	$29.51	$32.00	$24.92	$25.00	$0.37
Second Quarter	25.05	25.70	22.00	22.43	0.37
Third Quarter	24.20	24.75	22.57	22.94	0.37
Fourth Quarter	25.28	27.75	21.50	21.85	0.37

2022
First Quarter	$37.54	$38.25	$35.80	$36.00	$0.36
Second Quarter	36.27	36.90	26.80	27.25	0.36
Third Quarter	30.50	31.00	26.01	27.00	0.36
Fourth Quarter	26.90	29.50	25.50	26.24	0.36

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2023 through October 31, 2023	—	$—	—	98,000
November 1, 2023 through November 30, 2023	—	—	—	98,000
December 1, 2023 through December 31, 2023	—	—	—	98,000
Total	—	$—	—	98,000

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
•
the yearly cumulative total shareholder return on the S&P US SmallCap Banks Index, a group encompassing publicly traded banking companies trading on the NYSE or NASDAQ with an average market capitalization of $1.7 billion (individually ranging from $58 million to $20.5 billion); and
•
the yearly cumulative total shareholder return on the S&P U.S. BMI Banks - Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Total Return Performance
300
250
200
150
100
50
Index Value
QNB Corp.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
QNB Corp.	100.00	104.00	90.19	105.27	80.71	84.49
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	142.19	128.53	162.33	137.10	166.23

Source: S&P Global Market Intelligence© 2024

ITEM 6. [RESERVED]

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

The following table displays five years of selected financial amounts and ratios for the QNB:

Year ended December 31,	2023	2022	2021	2020	2019
Income and expense
Net interest income	$40,155	$44,497	$42,127	$37,248	$36,294
Provision for credit losses	(844)	(850)	458	1,250	1,300
Non-interest income	4,837	5,731	9,781	7,602	8,317
Non-interest expense	34,109	31,492	30,997	28,955	28,104
Net income	9,483	15,921	16,492	12,083	12,357

Share and Per Share Data
Net income - basic	$2.63	$4.47	$4.64	$3.42	$3.53
Net income - diluted	2.63	4.47	4.64	3.42	3.53
Book value	24.86	19.78	38.41	37.80	34.30
Cash dividends	1.48	1.44	1.40	1.36	1.32
Average common shares outstanding - basic	3,610,713	3,564,481	3,553,949	3,537,323	3,498,326
Average common shares outstanding - diluted	3,610,713	3,564,481	3,554,138	3,537,360	3,504,150

Balance Sheet at Year-end
Investment securities	$496,092	$558,581	$704,770	$448,495	$358,874
Loans receivable	1,093,533	1,039,385	926,470	920,042	820,616
Allowance for credit losses on loans	(8,852)	(10,531)	(11,184)	(10,826)	(9,887)
Other earning assets	51,210	1,242	4,196	25,909	5,210
Total assets	1,706,318	1,668,497	1,673,340	1,440,229	1,225,023
Deposits	1,488,713	1,418,369	1,449,745	1,228,067	1,037,860
Total borrowed funds	114,094	171,327	78,476	68,838	55,931
Shareholders' equity	90,824	70,958	136,494	134,445	120,717

Selected Financial Ratios
Net interest margin	2.39%	2.71%	2.79%	2.92%	3.16%
Net income as a percentage of:
Average total assets	0.54	0.93	1.04	0.90	1.02
Average shareholders' equity	6.04	10.90	12.19	9.76	10.58
Average shareholders' equity to average total assets	8.99	8.54	8.53	9.21	9.63
Dividend payout ratio	56.37	32.24	30.15	39.82	37.39

Net income for the year ended December 31, 2023 was $9,483,000, or $2.63 per share on a diluted basis. This compares to 2022 net income of $15,921,000, or $4.47 per share on a diluted basis and 2021 net income of $16,492,000, or $4.64 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.54%, 0.93% and 1.04% in 2023, 2022, and 2021, respectively, and return on average shareholders’ equity was 6.04%, 10.90% and 12.19%, respectively, during those same periods.

The Bank contributed $9,395,000 to net income for the year ended December 31, 2023 compared to $16,445,000 for the same period in 2022; whereas the holding company contributed $88,000 to consolidated net income for the year ended December 31, 2023 compared to a loss of $524,000 for the same period in 2022. The decrease at the Bank was primarily due to interest margin compression and losses on sales of investments securities. The increase at the holding company resulted primarily from an increase in the fair value of the equity portfolio during 2023.

2023 versus 2022

The results for 2023 include the following significant components:

•
Net interest income decreased $4,342,000, or 9.76%, to $40,155,000 for 2023.

•
The net interest margin on a tax-equivalent basis decreased 32 basis points to 2.39% for 2023 from 2.71% for 2022.

•
Provision for credit losses was a credit of $844,000 for 2023, compared with a credit of $850,000 for 2022.

•
Non-interest income for 2023 was $4,837,000, a decrease of $894,000, or 15.6%, compared with 2022.

•
Non-interest expense for 2023 was $34,109,000, an increase of $2,617,000, or 8.3%, compared with 2022.

•
Total investment securities declined $62,489,000, or 11.2%, from December 31, 2022.

•
Loans receivable grew $54,148,000, or 5.2%, from December 31, 2022.

•
Deposits increased $70,344,000, or 5.0%, from December 31, 2022.

•
Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $1,940,000, or 0.18% of total loans receivable at December 31, 2023, compared with $9,121,000, or 0.88% of total loans receivable at December 31, 2022. Loans on non-accrual status were $1,940,000 at December 31, 2023 compared with $4,820,000 at December 31, 2022. Net recoveries for 2023 were $138,000, or 0.02% of average total loans, as compared with net recoveries for 2022 were $197,000, or 0.02% of average total loans for 2022.

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

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2023, 2022, and 2021.

Year ended December 31,	2023	2022	2021
Total interest income	$69,082	$52,421	$46,770
Total interest expense	28,927	7,924	4,643
Net interest income	40,155	44,497	42,127
Tax-equivalent adjustment	584	713	706
Net interest income (tax-equivalent basis)	$40,739	$45,210	$42,833

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

2023 versus 2022

On a tax-equivalent basis, net interest income for 2023 decreased $4,471,000, or 9.9%, to $40,739,000. The net interest margin, which decreased 32 basis points to 2.39%, was unfavorably impacted by increased rates on deposits and short-term borrowings. The average rate earned on earning assets increased 91 basis points from 3.18% for 2022 to 4.09% for 2023 with the yield on investments increasing 47 basis points and the yield on loans increasing 95 basis points. The yield on investment securities was favorably impacted by increased yields on all categories, causing an increase in interest income of $3,057,000; the yield was unfavorably impacted by a decrease in average volume of $67,778,000 contributing to a $1,307,000 decrease in interest income. The yield on loans was favorably impacted by increased rates in all loan categories, contributing to a $9,999,000 increase in interest income. This was also favorably impacted by a $73,104,000 net increase in average volume, of which $76,271,000 was related to an increase in average commercial real estate loans, contributing $3,204,000 in interest income; partially offset by a decrease of $7,613,000 in commercial and industrial loans average balances, resulting in a decrease of $389,000 in interest income. The yield on total average interest-bearing liabilities increased 151 basis points from 0.60% for 2022 to 2.11% for 2023. The growth in loans was funded by sales and maturities of investment securities and by a $28,698,000, or 29.9%, increase in borrowings. The average rate paid on interest-bearing deposits increased from 0.57% to 2.01% for the same time periods, respectively, contributing to an increase in interest expense of $17,446,000, and a $29,102,000 increase in average interest-bearing deposits resulting in additional interest expense of $651,000. The average rate paid on short-term borrowings increased from 1.00% to 3.01% for the same time periods, respectively, contributing to an increase in interest expense of $2,182,000. Loan and deposit growth was partially offset by the competitive local interest rate market for quality loans and deposits. Net interest spread decreased 60 basis points to 1.98% for 2023 compared to 2.58% for 2022.

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

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2023			2022			2021
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$4,535	5.06%	$229	$524	1.18%	$6	$—	0.00%	$—
U.S. Government agencies	100,409	1.11	1,119	101,455	1.10	1,119	80,340	1.05	842
State and municipal	109,598	2.89	3,164	128,126	2.39	3,056	112,011	2.47	2,765
Mortgage-backed and CMOs	399,599	2.14	8,555	447,369	1.58	7,059	351,801	1.29	4,540
Corporate debt securities and money market funds	6,655	4.40	293	6,673	4.37	291	7,291	4.01	292
Equities	7,584	4.22	320	12,011	3.32	399	14,481	3.02	437
Total investment securities	628,380	2.18	13,680	696,158	1.71	11,930	565,924	1.57	8,876
Loans:
Commercial real estate	713,294	4.89	34,900	637,023	4.20	26,759	556,822	4.15	23,098
Residential real estate	107,379	3.73	4,005	104,397	3.34	3,484	95,241	3.41	3,244
Home equity loans	58,144	6.52	3,794	56,155	4.38	2,459	57,311	3.29	1,886
Commercial and industrial	137,966	7.50	10,344	145,579	5.10	7,432	193,491	4.75	9,189
Consumer loans	3,889	7.29	283	4,512	5.63	254	5,097	4.98	254
Tax-exempt loans	19,876	3.56	707	19,778	3.42	676	24,026	3.47	835
Total loans, net of unearned income*	1,040,548	5.19	54,033	967,444	4.24	41,064	931,988	4.13	38,506
Other earning assets	34,816	5.61	1,953	5,782	2.42	140	36,715	0.26	94
Total earning assets	1,703,744	4.09	69,666	1,669,384	3.18	53,134	1,534,627	3.09	47,476
Cash and due from banks	13,918			13,803			23,408
Allowance for credit losses on loans	(8,820)			(11,287)			(11,157)
Other assets	39,187			38,549			38,749
Total assets	$1,748,029			$1,710,449			$1,585,627

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$315,990	0.60%	$1,900	$345,054	0.27%	$933	$307,258	0.20%	$624
Municipals	131,610	4.46	5,867	122,824	1.43	1,758	127,828	0.32	411
Money market	183,004	2.64	4,823	137,830	0.45	617	122,361	0.31	381
Savings	348,878	1.20	4,187	443,104	0.49	2,175	386,630	0.30	1,178
Time less than $100	121,622	2.63	3,194	91,216	0.79	723	98,986	0.93	921
Time $100 through $250	107,560	3.59	3,859	52,314	0.93	489	52,693	0.86	454
Time greater than $250	38,076	3.08	1,171	25,296	0.83	209	26,833	0.96	257
Total interest-bearing deposits	1,246,740	2.01	25,001	1,217,638	0.57	6,904	1,122,589	0.38	4,226
Short-term borrowings	108,862	3.01	3,273	85,876	1.00	861	71,658	0.36	258
Long-term debt	15,712	4.10	653	10,000	1.57	159	10,000	1.57	159
Total interest-bearing liabilities	1,371,314	2.11	28,927	1,313,514	0.60	7,924	1,204,247	0.39	4,643
Non-interest-bearing deposits	208,777			242,778			236,511
Other liabilities	10,812			8,069			9,545
Shareholders' equity	157,126			146,088			135,324
Total liabilities and shareholders' equity	$1,748,029			$1,710,449			$1,585,627
Net interest rate spread		1.98%			2.58%			2.70%
Margin/net interest income		2.39%	$40,739		2.71%	$45,210		2.79%	$42,833

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent. Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2023 vs. 2022			2022 vs. 2021
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$47	$176	$223	$6	$—	$6
U.S. Government agencies	(12)	12	—	221	56	277
State and municipal	(441)	549	108	397	(106)	291
Mortgage-backed and CMOs	(753)	2,249	1,496	1,233	1,286	2,519
Corporate debt securities and money market funds	(1)	3	2	(25)	24	(1)
Equities	(147)	68	(79)	(74)	36	(38)
Total Investment securities (AFS & Equity)	(1,307)	3,057	1,750	1,758	1,296	3,054
Loans:
Commercial real estate	3,204	4,937	8,141	3,327	334	3,661
Residential real estate	100	421	521	311	(71)	240
Home equity loans	87	1,248	1,335	(38)	611	573
Commercial and industrial	(389)	3,301	2,912	(2,275)	518	(1,757)
Consumer loans	(35)	64	29	(29)	29	—
Tax-exempt loans	3	28	31	(148)	(11)	(159)
Total loans	2,970	9,999	12,969	1,148	1,410	2,558
Other earning assets	702	1,111	1,813	(79)	125	46
Total interest income	2,365	14,167	16,532	2,827	2,831	5,658
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	(78)	1,045	967	77	232	309
Municipals	125	3,984	4,109	(16)	1,363	1,347
Money market	203	4,003	4,206	47	189	236
Savings	(462)	2,474	2,012	172	825	997
Time less than $100	242	2,229	2,471	(73)	(125)	(198)
Time $100 through $250	516	2,854	3,370	(3)	38	35
Time greater than $250	105	857	962	(15)	(33)	(48)
Total interest-bearing deposits	651	17,446	18,097	189	2,489	2,678
Short-term borrowings	230	2,182	2,412	51	552	603
Long-term debt	91	403	494	—	—	—
Total interest expense	972	20,031	21,003	240	3,041	3,281
Net interest income	$1,393	$(5,864)	$(4,471)	$2,587	$(210)	$2,377

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)
Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $16,532,000 to $69,666,000 for 2023, while total interest expense increased $21,003,000 to $28,927,000. Volume growth in earning assets contributed an additional $2,365,000 of interest income and interest rate increases contributed an additional $14,167,000 of interest income. Rate-related interest expense increased $20,031,000, while volume-related interest expense increased $972,000.

Investments

2023 versus 2022

Interest income on available-for-sale and equity investment securities increased $1,750,000 when comparing the two years. The 47 basis-point increase in rate contributed an additional $3,057,000 to interest income and the $67,778,000 decrease in volume reduced interest income $1,307,000. The average yield on the available-for-sale and equity investment portfolio increased to 2.18% for 2023 compared to 1.71% for 2022.

Income on U.S. Government agency securities remained level at yields of 1.11% for 2023 compared to 1.10% for 2022. Most of the bonds in the agency portfolio have call features ranging from three months to three years, none of which were exercised during 2023.

Interest income on state and municipal securities increased $108,000. Average balances, which decreased $18,528,000, reduced interest income by $441,000. The increase in yield of 50 basis points from 2.39% in 2022 to 2.89% in 2023 contributing $549,000 to interest income more than offset the decrease in interest income caused by volume. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with less favorable tax-equivalent yields. Typically, QNB purchased municipal bonds with 10- to 15-year maturities with call dates between 2 and 5 years. Future demand for tax-exempt municipal securities is uncertain, as the tax-equivalent yield could be less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (“GSE”) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs increased $1,496,000 due to a 56 basis-point increase in rate from 1.58% for 2022 to 2.14% for 2023 adding $2,249,000 to interest income; this was partly offset by a $47,770,000 decrease in average balances reducing interest income by $753,000. This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase.

QNB continued to improve the efficiency of its investment portfolio by executing sales of low yielding fixed rate available-for-sale securities during 2023. The average decreases in both the state and municipal portfolio and the mortgage-backed and CMO portfolio were impacted by sales of $33,213,000 during 2023.

Income on corporate debt securities increased $2,000 due to an increase in yield from 4.37% for 2022 to 4.40% for 2023.

Excess cash at the holding company was invested in Treasury securities during 2023 adding $223,000 to interest income.

Dividend income on equities decreased $79,000 due to a decrease in average balances of $4,427,000, partially offset by an increase in yield of 90 basis points.

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

Loans

2023 versus 2022

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, hotels, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $8,141,000. The increase in average balances of $76,271,000, or 12.0%, contributed an increase in interest income of $3,204,000; the 69 basis-point increase in yield, from 4.20% in 2022 to 4.89% in 2023 contributed $4,937,000 to the increase in interest income.

Income on commercial and industrial loans, the second largest category, increased $2,912,000 with average balances decreasing $7,613,000 resulting in a decrease to interest income of $389,000, this decrease was more than offset by the positive impact from an increase in average yield of 240 basis points to 7.50% in 2023 from 5.10% in 2022, contributing to a $3,301,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $31,000 to $707,000 in 2023. When comparing the same periods, average balances increased $98,000 to $19,876,000, which contributed a $3,000 increase in interest income. The average yield on the tax-exempt loan portfolio increased from 3.42% for 2022 to 3.56% for 2023, resulting in an increase in interest income of $28,000.

QNB strives to be the “local consumer lender of choice.” QNB continues to focus on its retail lending efforts by adding new product offerings and by marketing and promotion. Overall, retail lending balances increased $4,348,000 and interest income for retail lending increased $1,885,000 in 2023 compared with 2022, driven by a 103 basis-point increase in yield.

Given the low yields on alternative investment securities, QNB retained certain fixed rate and hybrid adjustable-rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $2,982,000, or 2.9%, to $107,379,000 for 2023. The average yield on the residential real estate portfolio increased 39 basis points to 3.73% for 2023 compared to 3.34% for 2022. Overall, interest income for this segment grew $521,000 in 2023.

Income on home equity loans increased by $1,335,000 when comparing 2023 and 2022. During 2023 and 2022, QNB offered attractive rates on both variable rate and fixed rate home equity loans. Average balances in home equity loans increased $1,989,000, or 3.5%, to $58,144,000 when comparing 2023 and 2022. The yield on the home equity portfolio increased 214 basis points to 6.52% when comparing the two years. Home values have continued to grow; therefore, we expect the demand for home equity loans will continue.

Interest income on consumer loans increased $29,000. Consumer loans at QNB experienced a decline in average balances in 2023 of $623,000, or 13.8%, led by a decline in installment loans and student loans. Installment loan average balances declined $164,000 and interest declined $2,000. Student loan balances are no longer insured, and QNB ceased funding originations through its third-party provider during the second half of 2018; average balances decreased $448,000 and interest income increased $25,000 when comparing 2023 and 2022. Student loans are primarily variable rate loans and interest income was favorably impacted by a 281 basis-point increase in rate.

2022 versus 2021

Income on commercial real estate loans increased $3,661,000. The increase in average balances of $80,201,000, or 14.4%, contributed an increase in interest income of $3,327,000; the five basis-point increase in yield, from 4.15% in 2021 to 4.20% in 2022 contributed $334,000 to the increase in interest income.

Income on commercial and industrial loans decreased $1,757,000 with average balances decreasing $47,912,000 resulting in a decrease to interest income of $2,275,000, partially offset by the positive impact from an increase in average yield of 35 basis points to 5.10% in 2022 from 4.75% in 2021, contributing to a $518,000 increase in interest income. Included in this category are the PPP loans which contributed $41,515,000 of the net volume decrease. The PPP loans yield one percent to the customer; however, QNB received origination fees from the SBA ranging from a flat fee of $2,500 to one to five basis points, resulting in a yield of approximately 11.07% for 2022 compared to 7.48% for 2021. Excluding the PPP loans, the average yield on the commercial and industrial loans increased 102 basis points to 4.62% in 2022 from 3.90% in 2021.

Tax-exempt loan income decreased $159,000 to $676,000 in 2022. When comparing the same periods, average balances decreased $4,248,000 to $19,778,000, which contributed a $148,000 decrease in interest income. The average yield on the tax-exempt loan portfolio decreased from 3.47% for 2021 to 3.42% for 2022, resulting in a decrease in interest income of $11,000.

Retail lending balances increased $7,415,000 and interest income for retail lending increased $813,000 in 2022 compared with 2021, driven by a 33 basis-point increase in yield. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $9,156,000, or 9.6%, to $104,397,000 for 2022. The average yield on the residential real estate portfolio decreased seven basis points to 3.34% for 2022 compared to 3.41% for 2021. Overall, interest income for this segment grew $240,000 in 2022.

Average home equity loans balances increased by $573,000 when comparing 2022 and 2021. The yield on the home equity portfolio increased 109 basis points to 4.38% when comparing the two years.

Interest income on consumer loans remained flat. Consumer loans at QNB experienced a decline in average balances in 2022 of $585,000, or 11.5%, led by a decline in installment loans and student loans.

Deposits and Borrowings

2023 versus 2022

Total interest expense for 2023 was $28,927,000 compared with $7,924,000 for 2022, an increase of $21,003,000. Interest expense on deposits increased $18,097,000 and interest expense on borrowed funds increased $2,906,000 when comparing the two years. The rate paid on interest-bearing deposits increased 144 basis points; the rate paid on borrowings increased 209 basis points, when comparing the two periods. Deposit and borrowing costs increase due to an increase in competition for deposits when rates rise.

The composition of the deposit accounts changed in 2023 as QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average non-interest-bearing demand accounts decreased $34,001,000, or 14.0%, to $208,777,000 for 2023. Average interest-bearing demand accounts decreased $29,064,000, or 8.4%, to $315,990,000 for 2023 compared with 2022, with interest expense on interest-bearing demand accounts increasing $967,000 to $1,900,000 for 2023. The average rate paid increased 33 basis points to 0.60% for 2023 compared to 0.27% for 2022. Interest-bearing business demand average balances decreased by $2,188,000, or 3.0%, and related interest expense increased $950,000, or 136 basis points in yield, when comparing the two years. Also included in the interest-bearing demand category is QNB-Rewards checking, a tiered-rate retail checking account product. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 debit card purchase transactions post and clear per statement cycle. If these qualifications are not met, the rate paid is 0.10%. For 2023, the average balance in this product was $93,336,000 and the related interest expense was $389,000 for an average cost of funds of 0.42%. In comparison, the average balance in this product for 2022 was $104,122,000 and the related interest expense was $366,000 for an average cost of funds of 0.35%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the debit card. The average balance of other interest-bearing demand accounts included in this category decreased from $167,737,000 for 2022 to $151,647,000 for 2023. The average rate paid on these balances was 0.05% in 2022 and 0.05% in 2023. Many of the non-interest bearing and interest-bearing demand funds moved to time deposits and other new products offered by QNB during 2023

Average money market accounts increased $45,174,000, or 32.8%, to $183,004,000 for 2023 compared with 2022. Interest expense on money market accounts increased $4,206,000 to $4,823,000 for 2023 compared with 2022. The average interest rate paid on money market accounts was 2.64% for 2023, an increase of 219 basis points compared with 2022. The balances in this category were historically and primarily comprised of Select money market accounts, a product that pays a tiered rate based on account balances. However, a new High Yield money market account was introduced in 2023. Many balances moved from the Select money market accounts to the High Yield accounts and additionally, balance moved into the High Yield accounts from other demand accounts.

Interest expense on municipal interest-bearing demand accounts increased $4,109,000 to $5,867,000 for 2023. The average balance of municipal interest-bearing demand accounts increased $8,786,000, or 7.2%, to $131,610,000 and the average interest rate paid on these accounts increased 303 basis points to 4.46% for 2023 from 1.43% for 2022. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.15% and 0.35%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

QNB’s online e-Savings product is the largest category of savings deposits and was created to compete with other online savings accounts. Average e-Savings balances decreased $79,238,000, or 23.6%, to $256,252,000 in 2023 compared with $335,490,000 in 2022. The average cost of funds on these accounts was 1.57% for 2023 and 0.59% for 2022. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and decreased on average by $14,988,000, or 13.9%, to $92,626,000. The average rate paid on total savings accounts was 1.20% for 2023, a 71 basis-point increase from 0.49% for 2022 and interest expense increased $2,012,000, to $4,187,000 from $2,175,000 over the same period.

Interest expense on time deposits increased $6,803,000, to $8,224,000 in 2023, due to an increase in average balances of $98,432,000 in 2023, to $267,258,000 and a 224 basis-point increase in yield, from 0.84% in 2022 to 3.08% in 2023. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. However, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $258,245,000, or 82.0%, in time deposits will reprice or mature over the next 12 months compared with 48.6% of the portfolio at December 31, 2022. The average rate paid on these time deposits is approximately 4.12%.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers, overnight FHLB borrowing and short-term FRB borrowing with average balances in 2023 of $53,154,000, $15,845,000 and $39,863,000, respectively. Interest expense on short-term borrowings increased $2,412,000 to $3,273,000 when comparing the two years. During this period average balances of repurchase agreements decreased $15,496,000 with an 89 basis-point increase in average rate paid, resulting in an increase of cost of funds of $398,000. The average balances of borrowings from the FHLB decreased $1,381,000 with a 189 basis-point increase in average rate paid, resulting in an increase in cost of funds of $258,000. During the first quarter of 2023, QNB borrowed $50,000,000, resulting in a $39,863,000 average balance, from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties.

Average long-term debt was $15,712,000 with an average yield of 4.10%. The yield on interest-bearing liabilities increased 151 basis points to 2.11% for 2023.

2022 versus 2021

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

Average non-interest-bearing demand accounts increased $6,267,000, or 2.6%, to $242,778,000 for 2022; QNB was successful in increasing business checking accounts. Average interest-bearing demand accounts increased $37,796,000, or 12.3%, to $345,054,000 for 2022 compared with 2021, with interest expense on interest-bearing demand accounts increasing $309,000 to $933,000 for 2022. The average rate paid increased seven basis points to 0.27% for 2022 compared to 0.20% for 2021. Interest-bearing business checking account average balances increased by $7,918,000, or 12.8%, and related interest expense increased $141,000, or 17 basis points in yield, when comparing the two years. For 2022, the average balance in QNB-Rewards Checking was $104,122,000 and the related interest expense was $366,000 for an average cost of funds of 0.35%. In comparison, the average balance in this product for 2021 was $96,522,000 and the related interest expense was $350,000 for an average cost of funds of 0.36%. The average balance of other interest-bearing demand accounts included in this category increased from $148,969,000 for 2021 to $171,247,000 for 2022. The average rate paid on these balances was 0.05% in 2021 and 0.13% in 2022.

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

Provision for Credit Losses

The provision for credit losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for credit losses on loans and the allowance for credit losses on unused commitments to amounts that are intended to absorb historical loss experience, current conditions and reasonable and supportable forecasts, in the outstanding loan portfolio and the unused commitments. Management believes that it uses the best information available to make determinations about the adequacy of these allowances and that it has established its existing allowances for credit losses on loan and on unused commitments in accordance with U.S. GAAP. The determination of an appropriate level for the allowance for credit losses on loans and the allowance for credit losses on unused commitments are based upon an analysis of the risks inherent in QNB’s loan portfolio. QNB recorded a reversal of the provision for credit losses on loans $828,000 for the twelve months ended December 31, 2023 compared to a reversal of the provision for loan losses of $850,000 for the twelve-month period ended December 31, 2022 and a provision for loan losses of $458,000 for the twelve-month period ended December 31, 2021. QNB recorded a reversal of the provision for credit losses on unused commitments of $16,000 during 2023. Prior period adjustments for the reserve for unused commitments were included in non-interest expense. Net loan recoveries were $138,000, or 0.02% of total average loans for 2023 compared with net loan recoveries were $197,000, or 0.02% of total average loans for 2022 and net charge-offs of $100,000, or 0.01% of total average loans for 2021. The majority of the commercial loans charged off during 2021 had specific reserves established during the allowance for loan loss calculation process prior to the decision to charge-off the loans. The majority of the recoveries during 2023 and 2022, were on these previously charged off commercial loans. Deterioration in credit quality resulting in charge-offs or significant growth in the loan portfolio may result in a higher provision for credit losses on loans in 2024.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
Fees for services to customers	$1,651	$1,614	$1,326	$37	$288	2.3%	21.7%
ATM and debit card	2,735	2,719	2,682	16	37	0.6	1.4
Retail brokerage and advisory	862	788	786	74	2	9.4	0.3
Bank-owned life insurance	320	361	497	(41)	(136)	-11.4	-27.4
Merchant	394	394	451	—	(57)	0.0	-12.6
Net (loss) gain on sale of investment securities	(2,077)	266	1,806	(2,343)	(1,540)	N/M	-85.3
Unrealized gain (loss) on investment equity securities	250	(1,026)	926	1,276	(1,952)	-124.4	N/M
Net gain on sale of loans	16	6	595	10	(589)	166.7	-99.0
Other	686	609	712	77	(103)	12.6	-14.5
Total	$4,837	$5,731	$9,781	$(894)	$(4,050)	-15.6%	-41.4%

N/M - Not Meaningful

2023 versus 2022

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and debit card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $4,837,000 in 2023 compared with $5,731,000 in 2022, a decrease of $894,000. Excluding the unrealized (losses)gains on equity securities, gains(losses) on sales of investment securities and gains on sales of loans, noninterest income was $6,648,000 in 2023 compared to $6,485,000 in 2022, an increase of $163,000.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,651,000 for 2023, an increase of $37,000 from 2022. Overdraft income, which represented approximately 78% of total fees for services to customers in both 2023 and 2022, increased by $32,000, or 2.5%, when comparing 2023 to 2022. The increase in overdraft income primarily reflects an increase in the number of overdraft occurrences.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $2,735,000 in 2023, an increase of $16,000, or 0.6% from the amount recorded in 2022. Debit card interchange income increased $22,000, or 0.8%, to $2,686,000 in 2023, while ATM surcharge income and monthly card fees income decreased $6,000 to $49,000. The growth in checking accounts and card usage contributed to the increase in debit card income, including the QNB Rewards checking product, a tiered-rate checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

QNB provides securities and advisory services under the name QNB Financial Services through an independent third-party registered Broker/Dealer and Registered Investment Advisor. QNB receives a percentage of the revenue generated but is responsible for salaries and expenses of advisors who are QNB employees. Retail brokerage and advisory revenue was $862,000 for 2023 compared with $788,000 for 2022, an increase of $74,000, or 9.4%. Advisory fees increased $27,000 comparing 2023 to 2022. Sales in front-loaded products, such as annuities and alternative investments (which include private equity, hedge funds, managed futures, real estate “REITs”, commodities and derivatives contracts) and trailing income related to these increased $47,000 in 2023 over 2022. In 2023, the net income provided by QNB Financial Services was $186,000, compared with $210,000 in net income for 2022.

Income on bank-owned life insurance (“BOLI”) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which limit how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2023 was $320,000 compared to $361,000 for 2022; included in the 2022 number was a life insurance benefit of $46,000.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $394,000 for 2023, level to the amount reported in 2022.

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

Net (losses) gains on sales of investment securities decreased $2,343,000 to a net loss of $2,077,000 for the year ended December 31, 2023, compared with a net gain of $266,000 for the year ended December 31, 2022. Net loss from sales of equity securities were $19,000 in 2023 compared to a net gain of $405,000 in 2022. Net loss on the sale of fixed income securities were 2,058,000 for 2023 compared to a net loss of $139,000 for 2022. QNB continued to improve the efficiency of its investment portfolio by executing sales of low yielding fixed rate available-for-sale securities during 2023. QNB sold both state and municipal securities and mortgage-backed and CMO securities totaling $33,213,000 during 2023. Unrealized gains on equity securities of $250,000 were recorded during 2023 compared to unrealized losses of $1,026,000 during 2022.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $16,000 and $6,000 for 2023 and 2022, respectively. Mortgage financing activity was greater in 2023, due to available properties. Proceeds from the sale of residential mortgages were $989,000 and $304,000 for the years ended December 31, 2023 and 2022, respectively. Included in the gains on the sale of residential mortgages in 2023 and 2022 are $7,000 and $2,000, respectively, related to the recognition of mortgage servicing assets.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $125,000 for 2023 and $143,000 for 2022 is included in other non-interest income.

Other non-interest income, excluding mortgage servicing income, was $561,000 for 2023, an increase of $95,000 from the amount recorded in 2022. Other non-interest income included sales tax refunds in 2023 of $117,000 and broker-dealer conversion costs reimbursements of $18,000 in 2023 compared to $39,000 in 2022. Title company income decreased $33,000, credit card income increased $21,000 and letter of credit fees increased $16,000 when comparing 2023 to 2022.

2022 versus 2021

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

Retail brokerage and advisory revenue was $788,000 for 2022 compared with $786,000 for 2021, an increase of $2,000, or 0.3%. Advisory fees increased $31,000 comparing 2022 to 2021. Fee income from sales in front-loaded products and trailing income related to these decreased $29,000 in 2022 over 2021. In 2022, the net income provided by QNB Financial Services was $210,000, compared with $206,000 in net income for 2021.

BOLI income during 2022 was $361,000 compared to $497,000 for 2021; included in these numbers was a life insurance benefit of $46,000 realized during 2022 and a benefit of $193,000 realized during 2021.

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

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
Salaries and employee benefits	$19,026	$17,306	$17,453	$1,720	$(147)	9.9%	-0.8%
Net occupancy	2,223	2,195	2,228	28	(33)	1.3	-1.5
Furniture and equipment	3,602	2,917	2,787	685	130	23.5	4.7
Marketing	964	870	922	94	(52)	10.8	-5.6
Third party services	2,422	2,474	2,160	(52)	314	-2.1	14.5
Telephone, postage and supplies	571	748	715	(177)	33	-23.7	4.6
State taxes	367	1,004	1,013	(637)	(9)	-63.4	-0.9
FDIC insurance premiums	1,058	768	793	290	(25)	37.8	-3.2
Other	3,876	3,210	2,926	666	284	20.7	9.7
Total	$34,109	$31,492	$30,997	$2,617	$495	8.3%	1.6%

2023 versus 2022

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $34,109,000 in 2023, an increase of $2,617,000, or 8.3%, from the $31,492,000 in 2022. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue (tax-equivalent net interest income plus non-interest income). QNB’s efficiency ratios for 2023, 2022 and 2021 were 74.8%, 61.8%, and 58.9%, respectively. The unfavorable increase in the 2023 efficiency ratio is primarily due to a reduction in tax-equivalent net interest income of $4,471,000 in 2023 over 2022.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2023 was $19,026,000, an increase of $1,720,000 compared with $17,306,000 reported in 2022. Salary expense and related payroll taxes for 2023 was $15,989,000, an increase of $1,250,000 compared with $14,739,000 reported in 2022. Benefit expense for 2023 was $3,037,000, an increase of $470,000, or 18.3%, from the amount recorded in 2022. Medical premiums increased $319,000 primarily due to an increase in claims. Retirement plan matching and safe harbor increased $101,000 compared to 2022. QNB utilized unvested forfeited 401(k) contributions to offset retirement plan matching in 2023 and 2022. During 2023, the Bank adopted a Nonqualified Deferred Compensation Plan ("NQDC Plan"). The purpose of the NQDC Plan is to provide a deferred compensation vehicle to which the Bank may credit discretionary amounts on behalf of key employees for recruitment and reward. NQDC Plan expense was $108,000 for the year ended December 31, 2023.

Net occupancy and furniture and equipment expense increased $713,000, to $5,825,000 when comparing 2023 to 2022, due primarily to increased software maintenance.

Marketing expense was $964,000 for 2023, a $94,000 increase from the expense recorded in 2022. QNB’s contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves are included in public relations expense which increased $97,000 in 2023.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services decreased $52,000; QNB incurred additional legal, consulting and other third-party services to implement core-processing software in 2022.

Telephone, postage and supplies expense decreased $177,000 to $571,000 in 2023 compared with 2022, primarily due to reduction in transportation costs for supplies and mail delivery services due to usage.

The premium assessment formula for small institutions is based on asset growth and related risk assumptions determined by the FDIC as well as capital. Small institutions, for FDIC premium assessments purposes, are defined as those with total consolidated assets less than $10 billion. FDIC insurance premium expense increased $290,000 in 2023 due to an increase in the assessment rate.

State tax expense represents the payment of the Pennsylvania Shares Tax and Pennsylvania sales and use tax. State tax expense was $367,000 and $1,004,000 for the years 2023 and 2022, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank. The decrease in Pennsylvania Shares Tax is a result of lower capital and an increase in tax credits.

Other operating expenses for the twelve months ended December 31, 2022 increased $666,000, or 20.7%. There was an increase of $499,000 in write-offs primarily due to fraud on customer accounts. Director fees increase $74,000 primarily due to additional expense related to the QNB Corp. 2023 Non-Employee Director Compensation Plan. Business development expenses increased $49,000 as in-person meetings increased. There was a $43,000 increase in loan work-out costs as there was a large recovery in 2022 of $45,000 to reimburse the Bank for insurance costs.

2022 versus 2021

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

FDIC insurance premium expense decreased $25,000 in 2022.

State tax expense was $1,004,000 and $1,013,000 for the years 2022 and 2021, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank. The decrease in Pennsylvania Shares Tax is a result of a lower apportionment factor in Pennsylvania.

Other operating expenses for the twelve months ended December 31, 2022 increased $284,000, or 9.7%. Checkcard expense increased $114,000 and employee travel, training, entertainment and membership fees collectively increased $100,000 as in-person events reopened after the Covid-19 pandemic.

Income Taxes

Applicable income tax expense and effective tax rates were $2,244,000, or 19.1% for 2023, $3,665,000, or 18.7% for 2022 and $3,961,000, or 19.4% for 2021. The primary reason for the increased effective tax rate for 2023 over 2022 was due to a decrease in allowable tax-exempt interest due to higher disallowed interest expense related to a higher cost of funds. The primary reason for the increased effective tax rate for 2022 over 2021 was due to the state taxes on the realized gains on equity sales securities in 2022.

QNB expects the effective tax rate in 2024 to be less than the 21% corporate rate, due to its holdings of tax-free assets, including municipal bonds, municipal loans, and life insurance contracts. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2023	2022	Amount	Percent
Cash and cash equivalents	$62,657	$15,899	$46,758	N/M
Investment securities AFS	490,182	546,525	(56,343)	-10.3%
Investment equity securities	5,910	12,056	(6,146)	-51.0
Restricted investment in bank stocks	2,730	5,193	(2,463)	-47.4
Loans held for sale	549	—	549	N/M
Loans receivable	1,093,533	1,039,385	54,148	5.2
Allowance for credit losses on loans	(8,852)	(10,531)	1,679	15.9
Premises and equipment, net	14,952	15,463	(511)	-3.3
Bank-owned life insurance	11,946	11,625	321	2.8
Accrued interest receivable	6,101	5,038	1,063	21.1
Other assets	26,610	27,844	(1,234)	-4.4
Total assets	$1,706,318	$1,668,497	$37,821	2.3%

Cash and interest-earning deposits

Total cash and cash equivalents increased $46,758,000 to $62,657,000 at December 31, 2023 from $15,899,000 at December 31, 2022. QNB had interest-bearing balances at the Federal Reserve Bank of $48,755,000 compared with $880,000 and interest-bearing balances in a brokerage account of $565,000 compared with $353,000 at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, there was $1,850,000 held as collateral against the fair value swaps held a correspondent bank. Net cash was provided by operating, investing and financing activities. The maturity, prepayment and sales of investment securities, proceeds received from deposit growth and net proceeds from the issuance of long-term debt more than offset loan growth and net repayment of short-term borrowings.

Investment Securities and Other Short-Term Investments

At December 31, 2023 and 2022, QNB had no Federal funds sold.

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

Investment Portfolio History
December 31,	2023	2022	2021
Investment Securities Available-for-Sale
U.S. Treasuries	$6,451	$301	$—
U.S. Government agency	74,122	86,709	97,499
State and municipal	89,189	95,367	131,035
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	224,238	256,161	329,938
Collateralized mortgage obligations (CMOs)	89,973	101,672	127,012
Corporate debt and money market funds	6,209	6,315	6,876
Total investment securities available-for-sale	$490,182	$546,525	$692,360
Equity Investments
Equity	$5,910	$12,056	$12,410
Total equity investments	$5,910	$12,056	$12,410
Total investment securities	$496,092	$558,581	$704,770

Investments Available-For-Sale Debt Securities

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2023, the fair value of investment debt securities available-for-sale, including the impact of fair value hedges, was $490,182,000, or $85,996,000 less the amortized cost of $576,178,000. This compares to a fair value of $546,525,000, or $102,692,000 less the amortized cost of $649,217,000, at December 31, 2022. The available-for-sale portfolio had a weighted average maturity of approximately 6.9 years at December 31, 2023 and 7.2 years at December 31, 2022 and a weighted average tax-equivalent yield of 1.81% and 1.68% at December 31, 2023 and 2022, respectively.

At December 31, 2023, approximately 79% of QNB’s investment securities available-for-sale were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2023, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. The decrease of the investment portfolio as a percent of total assets in 2023 is due to the proceeds from payments, maturities and sales being used to fund loan growth. During 2023, $14,381,000 of investment securities available-for-sale were purchased compared with $35,001,000 during 2022. Proceeds from the sale of investment securities available-for-sale were $33,213,000 during 2023 compared with $7,551,000 during 2022 . In addition to the proceeds from the sale of investment securities available-for-sale, proceeds from maturities, calls and prepayments were $50,042,000 in 2023 compared with $72,965,000 in 2022.

Treasury securities had a fair value of $6,451,000 at December 31, 2023 compared to $301,000 at December 31, 2022. Excess cash at the holding company was invested in short-term Treasury securities in 2023.

The balance of U.S. Government agency securities decreased $12,587,000 to $74,122,000 at December 31, 2023 and represents 15.1% of the available-for-sale investment portfolio, compared with 15.9% at December 31, 2022. U.S. Government agency securities with a fair value of $15,862,000 were sold during 2023. U.S. Government agency issued CMO and MBS balances decreased $43,622,000 to $314,211,000 and represents 64.1% of the available-for-sale portfolio compared with 65.5% at December 31, 2022. U.S. Government agency issued CMO and MBS bonds with a fair value of $7,865,000 were sold during 2023. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities decreased $6,178,000 to $89,189,000 at December 31, 2023, representing 18.2% of the available-for-sale portfolio compared with 17.4% at December 31, 2022. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases in addition to the bond rating of the issuer or the rating of bond insurer, if present. Municipal securities bonds fair value of $9,486,000 were sold in 2023.

QNB owns one collateralized debt obligations (“CDO”) in the form of a pooled trust preferred security and is included in the Corporate debt category. The security is comprised of securities issued by banks or bank holding companies. QNB owns the mezzanine tranche of this security. The security is structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The trust preferred security the Bank continues to hold has a carrying balance of $52,000 at December 31, 2023 and represents the senior-most obligation of the trust. There was no credit-related impairment charge during 2023, 2022 or 2021. Future estimates of fair value of the remaining security could require recording additional impairment charges through earnings. For additional detail on these securities see Note 17 of the Notes to Consolidated Financial Statements.

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

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2023	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Treasuries
Fair value	$6,451	$—	$—	$—	$6,451
Weighted average yield	5.37%	—	—	—	5.37%
U.S. Government agency:
Fair value	—	$48,020	$26,102	—	$74,122
Weighted average yield	—	1.04%	1.39%	—	1.16%
State and municipal:
Fair value	—	2,889	11,887	74,413	89,189
Weighted average yield	—	2.96%	1.98%	2.02%	2.05%
Mortgage-backed:
Fair value	118	79,313	144,807	—	224,238
Weighted average yield	2.51%	1.42%	1.67%	—	1.58%
Collateralized mortgage obligations (CMOs):
Fair value	177	26,725	63,071	—	89,973
Weighted average yield	0.97%	2.99%	1.97%	—	2.27%
Corporate debt and money market funds:
Fair value	2,069	2,796	1,344	—	6,209
Weighted average yield	0	6.00%	4.16%	—	4.37%
Total fair value	$8,815	$159,743	$247,211	$74,413	$490,182
Weighted average yield	4.52%	1.68%	1.75%	2.02%	1.81%

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

Investments in Equity Securities

Equity securities decreased $6,146,000 to $5,910,000 at December 31, 2023 from $12,056,000 at December 31, 2022. QNB sold $8,556,000 in equity securities for a net loss of $19,000 and purchased $2,179,000 in equities during 2023.

Increases and decreases in the fair value of equity securities were recognized in net income, At December 31, 2023, the fair value of the equity securities was $5,910,000, or $215,000 above the cost of $5,695,000 compared to $12,056,000, or $35,000 below the cost of $12,091,000 at December 31, 2022.

The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 4.22%. The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2014 through December 31, 2023 is $2.25 per diluted share. Details of the equity portfolio’s contribution to net income is detailed in the following table.

Net Income (Expense) on Equity Securities	For the Year Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023
Equity Securities:
Tax-equivalent dividends*	$233	$249	$300	$274	$392	$437	$399	$320
Net gain (loss) on sales	758	1,557	(79)	1,781	585	1,788	405	(19)
OTTI	(192)	(80)	N/A	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	N/A	(336)	770	(47)	926	(1,026)	250
Tax-equivalent income before tax	799	1,726	(115)	2,825	930	3,151	(222)	551
Tax expense (benefit)*	324	701	(33)	816	269	910	(64)	159
Net income	$475	$1,025	$(82)	$2,009	$661	$2,241	$(158)	$392

Earnings per share - basic	$0.14	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$0.11
Earnings per share - diluted	0.14	0.30	(0.02)	0.57	0.19	0.63	(0.04)	0.11
Tax-equivalent yield	3.13%	3.49%	3.08%	3.31%	3.54%	3.32%	3.32%	4.22%

*Based on Federal tax rates of 34% for the 2016 periods and 21% for the 2017, 2018, 2019, 2020, 2021, 2022 and 2023 periods.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. Other than disclosed in the forthcoming Loan Portfolio Table, at December 31, 2023, there was a concentration of loans to lessors of residential buildings and dwellings of 21.5% of total loans and to lessors of nonresidential buildings of 24.7% of total loans, compared with 20.0% and 22.5% of total loans, respectively, at December 31, 2022.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, qualifying originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity increased in 2023 with $1,522,000 in residential mortgages originated for sale compared with $298,000 for 2022. There were $549,000 residential mortgage loans held-for-sale at December 31, 2023 and none at December 31, 2022. Loan held for sale are carried at the lower of aggregate cost or market.

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

Total loan receivables at December 31, 2023 were $1,093,533,000, an increase of $54,148,000, or 5.2%, from December 31, 2022. A key financial ratio, loans to deposits was 73.5% at December 31, 2023, compared with 73.3% at December 31, 2022. QNB continues to be committed to make loans available to credit worthy consumers and businesses.

Loan Portfolio
December 31,	2023	2022	2021	2020	2019
Commercial:
Commercial and industrial	$137,086	$160,875	$148,610	$227,431	$168,031
Construction and land development	116,173	62,955	55,855	57,594	56,209
Real estate secured by multi-family properties	109,193	99,758	69,765	52,268	36,108
Real estate secured by owner-occupied properties	160,695	158,286	147,264	132,948	128,952
Real estate secured by other commercial properties	265,101	260,026	234,375	192,370	170,990
Revolving real estate secured by 1-4 family properties-business	5,442	5,256	5,517	5,376	8,441
Real estate secured by 1st lien on 1-4 family properties-business	103,572	99,805	81,274	79,072	69,232
Real estate secured by junior lien on 1-4 family properties-business	3,445	3,613	3,467	2,825	3,211
State and political subdivisions	18,708	20,971	19,775	25,302	38,376
Retail:
1-4 family residential mortgages	108,906	105,524	97,075	79,714	68,927
Construction-individual	—	130	3,206	3,025	542
Revolving home equity secured by 1-4 family properties-personal	34,231	36,732	33,476	36,350	37,443
Real estate secured by 1st lien on 1-4 family properties-personal	11,981	10,575	11,172	9,467	11,240
Real estate secured by junior lien on 1-4 family properties-personal	15,625	11,018	11,617	12,750	16,187
Student loans	1,662	2,180	2,436	2,724	3,397
Overdrafts	194	132	91	258	224
Other consumer	1,757	1,801	2,172	2,382	2,909
Total loans	1,093,771	1,039,637	927,147	921,856	820,419
Net unearned costs (fees)	(238)	(252)	(677)	(1,814)	197
Loans receivable	$1,093,533	$1,039,385	$926,470	$920,042	$820,616

Loan Maturities and Interest Sensitivity
						Loans due after one year
December 31, 2023	One year or less	After one year through five years	After five through 15 years	After 15 years	Total	With fixed predetermined interest rate	With variable or adjustable interest rates
Commercial:
Commercial and industrial	$84,183	$35,016	$17,202	$685	$137,086	$30,393	$22,510
Construction and land development	23,546	31,698	9,816	51,113	116,173	8,320	84,307
Real estate secured by multi-family properties	566	9,932	41,059	57,636	109,193	12,890	95,737
Real estate secured by owner-occupied properties	2,192	6,425	56,728	95,350	160,695	4,706	153,797
Real estate secured by other commercial properties	6,211	8,888	97,274	152,728	265,101	23,339	235,551
Revolving real estate secured by 1-4 family properties-business	4,983	—	94	365	5,442	—	459
Real estate secured by 1st lien on 1-4 family properties-business	648	2,425	31,320	69,179	103,572	2,617	100,307
Real estate secured by junior lien on 1-4 family properties-business	39	1,170	593	1,643	3,445	1,170	2,236
State and political subdivisions	—	389	17,030	1,289	18,708	1,013	17,695
Retail:
1-4 family residential mortgages	—	715	12,873	95,318	108,906	45,522	63,384
Construction-individual	—	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	67	564	251	33,349	34,231	—	34,164
Real estate secured by 1st lien on 1-4 family properties-personal	63	1,879	8,860	1,179	11,981	11,305	613
Real estate secured by junior lien on 1-4 family properties-personal	22	3,285	10,618	1,700	15,625	14,942	661
Student loans	—	33	852	777	1,662	—	1,662
Overdrafts	194	—	—	—	194	—	—
Other consumer	287	1,271	194	5	1,757	1,445	25
Total	$123,001	$103,690	$304,764	$562,316	$1,093,771	$157,662	$813,108

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The Allowance for Credit Losses on Loans Allocation table on Page 39 shows the percentage composition of the loan portfolio over the past five years. There was little change in the composition of the portfolio between the periods ended December 31, 2023 and 2022. Loans secured by commercial real estate, including loans secured by multi-family, owner-occupied and other commercial properties, remained the largest sector of the portfolio amounting to 48.9% and 49.8% of the portfolio at December 31, 2023 and December 31, 2022, respectively, as the balances in this sector grew by $16,919,000, or 3.2%, from $518,070,000 at December 31, 2022 to $534,989,000 at December 31, 2023. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitality properties, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had no charge-offs in this category in 2023, 2022 or 2021.

Commercial loans secured by residential real estate, which includes first lien, junior lien and revolving lines loans, increased by $3,785,000, or 3.4%, to $112,459,000 at December 31, 2023 and at 10.3% remained fairly level with the overall portfolio compared to 10.4% at December 31, 2022. Some of the properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value in prior years. Non-accrual commercial loans secured by residential real estate were $165,000, $365,000, and $484,000 at December 31, 2023, 2022, and 2021, respectively. Charge-offs in this category have significantly decreased over the past three years. Net recoveries of $10,000 in 2023, compared to net recoveries of $45,000 in 2022 and net charge-off of $17,000 in 2021. In 2023, $5,000 in net recoveries were on out-of-market properties compared with $41,000 in net recoveries in 2022 and $23,000 of the net charge-offs in 2021.

Commercial and industrial loans, the second largest sector of the portfolio, experienced a decrease in balances of $23,789,000, or 14.8%, to $137,086,000 at December 31, 2023. Commercial and industrial loans represented 12.5% of the portfolio at year-end 2023 compared with 15.5% at December 31, 2022. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or are unsecured. During 2023, nonaccrual commercial and industrial loan balances decreased $1,264,000 to $311,000, the majority of which is due to paydowns of $1,264,000. During 2022, nonaccrual commercial and industrial loan balances decreased $1,794,000 to $1,575,000, the majority of which is due to paydowns of $1,811,000. During 2021, nonaccrual commercial and industrial loan balances decreased $998,000 to $3,369,000, the majority of which is due to paydowns of $1,048,000. In 2023, 2022 and 2021, there were net recoveries of $348,000, $268,000 and $92,000, respectively.

Construction and land development loans increased 84.5% to $116,173,000, or 10.6% of the portfolio at December 31, 2023, from $62,955,000, or 6.1% of the portfolio at December 31, 2022. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete, the balance is moved to the appropriate secured by commercial real estate category if the permanent financing is provided by the Bank. There were no charge-offs in the construction loan portfolio since 2011, and no construction loans on non-accrual since 2014.

Loans to state and political subdivisions decreased $2,263,000, or 10.8%, to $18,708,000 at December 31, 2023 from $20,971,000 at December 31, 2022. This sector decreased to 1.7% of the total loan portfolio at December 31, 2023 from 2.0% at December 31, 2022. Many municipalities, counties and school districts refinanced their existing bonds or bank debt due to rate.

Residential mortgage loans secured by first lien balances increased by $3,382,000, or 3.2%, to $108,906,000 at December 31, 2023. This followed an increase of $8,449,000, or 8.7%, to $105,524,000, between December 31, 2021 and December 31, 2022. In 2023 and 2022, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

Balances in home equity loans and lines, including first lien, junior lien and revolving line loans, increased $3,512,000, or 5.7%, to $61,837,000 at December 31, 2023. During 2023, QNB continued to offer very attractive rates on both variable and fixed rate home equity loans and lines. These attractive rates, along with excellent customer service, including quick turnaround time, resulted in new originations in home equity loans, however, paydowns and refinancing into mortgage loans contributed to the decline. QNB expects demand for home equity loans will increase as rates normalize and debt consolidation into mortgage loans decline.

As of December 31, 2023 the balance of student loans was $1,662,000, a decrease of $518,000 compared with December 31, 2022. In 2013, QNB reentered the private student loan market through a relationship with a third party. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. Student loan balances will decline, as their balances are no longer insured, and QNB ceased funding originations through the third party during 2019 and forward.

Overdrafts increased $62,000, to $194,000 at December 31, 2023. Other consumer loan balances decreased $44,000 to $1,757,000 at December 31, 2023.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets. Non-performing assets totaled $1,940,000, or 0.11% of total assets at December 31, 2023, a $7,181,000 decrease over the $9,121,000, or 0.55% of total assets at December 31, 2022, primarily due to the reassessment of loans previously identified as troubled debt restructurings.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt modification/restructured loans were $1,940,000, or 0.18% of total loans receivable at December 31, 2023 compared with $9,121,000, or 0.88% of total loans receivable at December 31, 2022. Loans on non-accrual status were $1,940,000 at December 31, 2023 compared $4,820,000 at December 31, 2022. The decrease was primarily due to paydowns of $1,282,000, net charge-offs of $57,000 and loans returned to accruing of $2,151,000; partially offset by $610,000 being placed on nonaccrual all of which were due to retail relationships. Specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2023, $1,306,000, or approximately 67% of the loans classified as non-accrual, are current or past due less than 30 days.

QNB had no loans 90 days or more past due and still accruing at December 31, 2023 or at December 31, 2022. Total loans that are 30 days or more past due increased $9,464,000 to $11,903,000, representing 1.09% of total loans at December 31, 2023 compared with $2,439,000 and 0.23% of total loans at December 31, 2022; the increase is primarily due to one commercial customer in the refinancing process. Restructured loans, as defined in accounting guidance for troubled debt restructuring, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans, totaled $4,301,000 at December 31, 2022. QNB had no troubled debt modifications in 2023.

QNB held no OREO at December 31, 2023 or 2022. There were no repossessed assets as of December 31, 2023 or 2022.

Non-Performing Assets
December 31,	2023	2022	2021	2020	2019
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	—	—
Real estate secured by other commercial properties	—	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-personal	—	—	—	—	—
Student loans	—	—	—	—	—
Overdrafts	—	—	—	—	—
Other consumer	—	—	—	—	—
Total loans past due 90 days or more and accruing	—	—	—	—	—

Non-accrual loans
Commercial:
Commercial and industrial	311	1,575	3,369	4,367	5,901
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	175	866	1,000	2,857	3,580
Real estate secured by other commercial properties	—	1,165	1,279	48	60
Revolving real estate secured by 1-4 family properties-business	—	76	93	108	—
Real estate secured by 1st lien on 1-4 family properties-business	—	13	30	438	334
Real estate secured by junior lien on 1-4 family properties-business	165	276	361	437	517
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	805	461	721	636	636
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	295	188	375	411	386
Real estate secured by 1st lien on 1-4 family properties-personal	116	138	159	174	73
Real estate secured by junior lien on 1-4 family properties-personal	19	—	53	59	78
Student loans	17	17	37	44	70
Other consumer	37	45	53	61	69
Total non-accrual loans	1,940	4,820	7,530	9,640	11,704

Troubled debt restructured loans, not included above	—	4,301	4,142	4,469	4,760
Total non-performing assets	$1,940	$9,121	$11,672	$14,109	$16,464
Total non-performing assets as a percent of total assets	0.11%	0.55%	0.70%	0.98%	1.34%
Nonaccrual loans to total loans	0.18	0.88	1.26	1.53	2.01

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans, management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At December 31, 2023, substandard or doubtful loans totaled $11,610,000, a decrease of $2,074,000, or 15.2%, from the $13,684,000, reported as of December 31, 2022.

Allowance for Credit Losses on Loans

QNB adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), as amended ("ASU 326"), which replaces the incurred loss methodology with an expected credit losses (“CECL”), using the modified retrospective method. QNB recorded a reduction in its allowance for credit losses on loans of $1,089,000 as of January 1, 2023 for the cumulative effect of adopting ASU 326.

The allowance for credit losses on loans represents management’s best estimate of expected credit losses in the existing loan portfolio, based on historical experience, current conditions and reasonable and supportable forecasts. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for credit losses on loans in accordance with U.S. generally accepted accounting principles (“US GAAP”). Since the allowance for credit losses on loans is dependent on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for credit losses on loans and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Actual loan losses, net of recoveries, serve to reduce the allowance.

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for credit losses on loans. This analysis considers a number of relevant factors including: specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans, and concentrations of credit.

Asset and credit quality remained strong in QNB's market area in 2023. The allowance level stated as a percent of loans receivable decreased from 1.01% at December 31, 2022 to 0.81% at December 31, 2023. The allowance for credit losses on loans decreased to $8,852,000 at year-end 2023 from $10,531,000 at year-end 2022, or from $9,442,000 after the impact of adopting CECL.

Allowance for Credit Losses on Loans Allocation
December 31,	2023		2022		2021		2020		2019
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$823	12.5%	$1,316	15.5%	$3,368	16.0%	$4,050	24.7%	$4,689	20.5%
Construction and land development	1,252	10.6	755	6.1	363	6.0	346	6.2	590	6.9
Real estate secured by multi-family properties	1,735	10.0	995	9.6	746	7.5	643	5.7	308	4.4
Real estate secured by owner-occupied properties	1,001	14.7	1,549	15.2	1,460	15.9	1,383	14.4	1,016	15.7
Real estate secured by other commercial properties	1,167	24.2	2,458	25.0	2,074	25.3	1,710	20.9	1,195	20.8
Revolving real estate secured by 1-4 family properties-business	27	0.5	25	0.5	25	0.6	24	0.6	34	0.9
Real estate secured by 1st lien on 1-4 family properties-business	1,507	9.5	1,210	9.6	649	8.8	847	8.6	606	8.4
Real estate secured by junior lien on 1-4 family properties-business	14	0.3	30	0.3	386	0.4	24	0.3	23	0.4
State and political subdivisions	55	1.7	94	2.0	69	2.1	89	2.7	115	4.7
Retail:
1-4 family residential mortgages	427	10.0	682	10.2	625	10.5	513	8.7	544	8.4
Construction-individual	—	—	1	—	21	0.3	20	0.3	5	0.1
Revolving home equity secured by 1-4 family properties-personal	138	3.1	299	3.5	255	3.6	281	3.9	152	4.6
Real estate secured by 1st lien on 1-4 family properties-personal	182	1.1	57	1.0	44	1.2	37	1.0	50	1.4
Real estate secured by junior lien on 1-4 family properties-personal	105	1.4	55	1.1	52	1.3	44	1.4	74	2.0
Student loans	369	0.2	454	0.2	303	0.3	143	0.3	121	0.4
Overdrafts	16	—	8	—	5	—	11	—	19	—
Other consumer	34	0.2	41	0.2	234	0.2	111	0.3	90	0.4
Unallocated	—		502		505		550		256
Total	$8,852	100.0%	$10,531	100.0%	$11,184	100.0%	$10,826	100.0%	$9,887	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Upon the adoption of CECL, performing troubled debt restructured loans are no longer considered impaired. At December 31, 2023 and 2022, the recorded investment in loans for which impairment has been identified totaled $1,923,000 and $9,567,000, respectively, of which $1,451,000 and $4,943,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for losses was $472,000 and $4,624,000 at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the related allowance for losses associated with these loans was $308,000 and $696,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Credit Losses on Loans
	2023	2022	2021	2020	2019
Allowance for credit losses on loans:
Balance, January 1	$10,531	$11,184	$10,826	$9,887	$8,834
Impact of adopting ASC 326	(1,089)
As reported under ASC 326	9,442
Charge-offs
Commercial:
Commercial and industrial	313	38	—	268	207
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	—	—
Real estate secured by other commercial properties	—	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	38	—	51
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	49	—	17
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-personal	—	—	—	—	—
Student loans	57	—	98	185	84
Overdrafts	91	—	69	69	89
Other consumer	14	158	9	28	24
Total charge-offs	475	196	263	550	472
Recoveries
Commercial:
Commercial and industrial	661	306	92	40	33
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	12	2
Real estate secured by other commercial properties	—	—	—	—	8

Allowance for Credit Losses on Loans
	2023	2022	2021	2020	2019
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	10	—	21	68	123
Real estate secured by junior lien on 1-4 family properties-business	—	45	—	—	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	—	—	8
Real estate secured by 1st lien on 1-4 family properties-personal	—	—		—	—
Real estate secured by junior lien on 1-4 family properties-personal	6	—	7	41	7
Student loans	8	—	5	28	2
Overdrafts	26	6	36	48	40
Other consumer	2	36	2	2	2
Total recoveries	713	393	163	239	225
Net recoveries (charge-offs)	238	197	(100)	(311)	(247)
Provision for credit losses on loans	(828)	(850)	458	1,250	1,300
Balance, December 31	$8,852	$10,531	$11,184	$10,826	$9,887

Total loans (excluding loans held-for-sale)
Average	$1,040,121	$967,438	$928,017	$868,461	$811,413
Year-end	1,093,533	1,039,385	926,470	920,042	820,616

Ratios:
Net (recoveries) charge-offs to:
Average loans	-0.02%	-0.02%	0.01%	0.04%	0.03%
Loans at year-end	-0.02	-0.02	0.01	0.03	0.03
Allowance for credit losses on loans	-2.69	-1.87	0.89	2.87	2.50
Provision for credit losses on loan	28.74	23.18	21.83	24.88	19.00

Allowance for credit losses on loan to:
Average loans (excluding loans held-for-sale)	0.85%	1.09%	1.35%	1.25%	1.22%
Loans receivable at year-end	0.81	1.01	1.21	1.18	1.20
Nonaccrual loans	456.29	218.49	148.53	112.30	84.48

QNB had net loan recoveries of $238,000, or 0.02% of average loans for 2023 compared to net recoveries of $197,000, or 0.02% of average loans for 2022 and net charge-offs of $100,000, or 0.01% of average loans for 2021. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for credit losses on loans calculation process prior to the decision to charge-off the loan.

Management believes the allowance for credit losses on loans of $8,852,000 is adequate as of December 31, 2023, in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment includes a right-of-use asset of $2,722,000 and $2,909,000 at December 31, 2023 and December 31, 2022 respectively. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease. QNB typically enters into lease agreements with an initial term of 5 to 10 years and subsequent additional optional terms in increments of 5 years. The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed one operating lease during 2023. QNB renewed one operating lease during 2022. Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets.

All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income. Other premises and equipment, net of depreciation decreased $324,000 to $12,230,000 at December 31, 2023; this was primarily due to depreciation.

Other assets

Other assets decreased $1,234,000 from $27,844,000 at December 31, 2022 to $26,610,000 at December 31, 2023. Most of the decrease in other assets relates to a $3,787,000 decrease to the deferred tax asset resulting from the fair value adjustment on investment securities available-for-sale of $3,873,000. The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2023	2022	Amount	Percent
Deposits	$1,488,713	$1,418,369	$70,344	5.0%
Short-term borrowings	94,094	161,327	(67,233)	-41.7
Long-term debt	20,000	10,000	10,000	N/M
Accrued interest payable	5,294	467	4,827	N/M
Other liabilities	7,393	7,376	17	0.2
Total liabilities	$1,615,494	$1,597,539	$17,955	1.1%

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

Total deposits increased $70,344,000, or 5.0%, to $1,488,713,000 at December 31, 2023. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. The mix of deposits continues to be impacted by customers’ reactions to the competition, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest, while others look for high rate. Time deposit balances increased $139,532,000, or 79.5% between 2022 and 2023, as customers took advantage of a higher rate environment. Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Non-interest-bearing demand accounts decreased $46,751,000 to $185,098,000 at December 31, 2023. These deposits are both retail and commercial checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest-checking and municipal accounts, increased $9,785,000, or 2.2%, to $462,712,000 at December 31, 2023. QNB has been successful in maintaining relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period. Municipal accounts balances increased $14,419,000, or 12.2% at December 31, 2023 over 2022. Business accounts increased from $66,632,000 at December 31, 2022 to $88,714,000, or 33.1%, at December 31, 2023, as two new products were offered to business customers. Retail checking accounts decreased $26,716,000, or 10.0%, to $241,238,000 at December 31, 2023. QNB continues to open a significant number of new checking accounts; additionally, customers may choose to switch products.

Money Market accounts increased $95,800,000 from $127,043,000 at December 31, 2022 to $222,843,000 at December 31, 2023. New money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings were offered to both retail and business customers in 2023. Personal money market accounts increased $43,727,000 to $84,624,000 at December 31, 2023. Business money market accounts increased $52,073,000, to $138,219,000 at December 31, 2023.

Total savings account balances decreased $128,022,000, or 29.7%, to $303,079,000 at December 31, 2023. This decrease is due primarily to a decrease of $103,801,000, or 32.0%, in the online eSavings accounts over December 31, 2022. Although the rate on

eSavings accounts was changed from 1.25% at the end of 2022 to 1.70% in 2023, rates on time deposits and the new money market products were more favorable.

Total time deposit account balances were $314,981,000 at December 31, 2023, an increase of $139,532,000, or 79.5%, from the amount reported at December 31, 2022. QNB was able to retain many maturing deposits during 2023 by offering competitive rates and many current customers moved balances from more liquid accounts to take advantage of these rates.

Maturity of Time Deposits of $250,000 or More
Year ended December 31,	2023	2022	2021
Three months or less	$11,852	$3,287	$4,749
Over three months through six months	9,629	3,579	4,224
Over six months through twelve months	13,197	7,645	7,395
Over twelve months	8,659	9,959	8,619
Total	$43,337	$24,470	$24,987

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking, high yield money market accounts and time deposits are examples of such products.

The following table presents trends in balances and yield on the major deposit groups.

Average Deposits by Major Classification
	2023		2022		2021
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$208,777		$242,778		$236,511
Interest-bearing demand	315,990	0.60%	345,054	0.27%	307,258	0.20%
Municipals interest-bearing demand	131,610	4.46	122,824	1.43	127,828	0.32
Money market	183,004	2.64	137,830	0.45	122,361	0.31
Savings	348,878	1.20	443,104	0.49	386,630	0.30
Time less than $100	121,622	2.63	91,216	0.79	98,986	0.93
Time $100 through $250	107,560	3.59	52,314	0.93	52,693	0.86
Time greater than $250	38,076	3.08	25,296	0.83	26,833	0.96
Total	$1,455,517	2.01%	$1,460,416	0.47%	$1,359,100	0.31%

Short-term borrowings

Short-term borrowings comprising commercial sweep accounts, overnight FHLB borrowings and short-term FRB borrowings, decreased $67,233,000, or 41.7%, to $94,094,000 at December 31, 2023. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. Commercial sweep accounts decreased $25,215,000 from $69,309,000 at December 31, 2022 to $44,094,000 at December 31, 2023. There were $92,018,000 in overnight FHLB borrowings outstanding at December 31, 2022 and none at December 31, 2023. The FHLB borrowings were used to support loan growth.

Long-term debt

Long-term debt is comprised of $20,000,0000 in FHLB borrowings. During 2020, QNB borrowed long-term debt of $10,000,000 to lock in borrowing at a lower yield than short-term borrowings at that time; this borrowing matured during the first quarter of 2023. During the second quarter of 2023, QNB borrowed long-term debt of $20,000,000 to lock in borrowing at a lower yield than short-term borrowings.

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, operating lease liability, deferred revenue, and ATM/debit card processing clearing. These balances increased $17,000, to $7,393,000 at December 31, 2023.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2023	2022	Amount	Percent
Common stock	$2,414	$2,373	$41	1.7%
Surplus	26,439	24,798	1,641	6.6
Retained earnings	133,945	128,951	4,994	3.9
Accumulated other comprehensive loss, net of tax	(67,937)	(81,127)	13,190	N/M
Treasury stock	(4,037)	(4,037)	—	—
Total shareholders' equity	$90,824	$70,958	$19,866	28.0%

Total shareholders’ equity increased $19,866,000, or 28.0%, to $90,824,000 at December 31, 2023 with an improvement in the negative impact of the market value of available-for-sale securities, net of tax, adjustment contributing $14,573,000. This was partially offset with the negative impact of the market value on the fair value hedge, net of tax, of $1,383,000. Retained earnings increased $4,994,000 due a $857,000 cumulative effect of adopting ASU 326 and net income of $9,483,000, partly offset by dividends declared of $5,346,000. The dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributed $1,682,000.

Accumulated other comprehensive loss improved from a loss of $81,127,000 to a loss of $67,937,000, resulting from the fair value of the available-for-sale investment portfolio primarily due to a improvement in market values, partially offset the negative impact of the market value on the fair value hedge, net of tax.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $1,363,000 and $917,000 to capital during 2023 and 2022, respectively.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. During 2022, 2,000 shares were repurchased at an average price of $37.07. As of December 31, 2023, a total of 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of $2,543,000.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2023, the Bank’s total maximum borrowing capacity at the FHLB was $409,624,000 of which $389,138,000 remained available. The Bank had $20,000,000 in long-term debt outstanding at year-end 2023, related interest payable of $186,000, $283,000 in FHLB-issued letters of credit, and other commitments of $17,000. The maximum borrowing capacity changes depending upon the Bank’s level of qualifying collateral assets. In addition, the Bank maintains unsecured Federal funds lines with five correspondent banks totaling $91,000,000. At December 31, 2023 and 2022, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during 2023.

Total cash and cash equivalents, equity and available-for-sale securities and loans held-for-sale totaled $559,298,000 at December 31, 2023 and $574,480,000 at December 31, 2022, of which $289,935,000 and $237,645,000, respectively, were pledged as collateral for repurchase agreements and public deposits. This decrease in liquid sources is primarily the result of payments and sales of available-for-sale securities and sales of equity securities. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. Increases in interest rates, however, result in decreased cash flow available from the investment portfolio.

QNB is a member of the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (“ICS”), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account. QNB had $9,502,000 in CDARS time deposits at December 31, 2023.

Capital Resources

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2023 was $90,824,000, or 5.32% of total assets, compared with shareholders’ equity of $70,958,000, or 4.25% of total assets, at December 31, 2022. Shareholders’ equity at December 31, 2023 included a negative $66,554,000 related to unrealized holding losses, net of taxes, on investment securities available for sale and a negative $1,383,000 related to unrealized holding losses on fair value hedges, compared to a negative $81,127,000 related to unrealized holding losses, net of taxes, on investment securities available for sale at December 31, 2022. Excluding these adjustments, shareholders’ equity to total assets would have been 8.95% and 8.69% at December 31, 2023 and 2022, respectively.

Average shareholders’ equity and average total assets were $157,126,000 and $1,748,029,000 for 2023, an increase of 7.6% and 2.2%, respectively, from 2022 average equity and average total assets of $146,088,000 and $1,710,449,000, respectively. The ratio of average total equity to total average assets was 8.99% for 2023, compared with 8.54% for 2022.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988 as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2023, the retained earnings of the Bank totaling $134,168,000 was available for dividends without prior Pennsylvania Department of Banking approval, subject to the regulatory capital requirements discussed below. Under the Federal Deposit Insurance Act, an insured depository institution may not pay a dividend if, after the payment of the dividend, the institution would be undercapitalized under the FDIC’s prompt corrective action rules. In addition, federal banking agencies have the authority to restrict dividend payments under certain circumstances if such payments are not consistent with the capital needs and financial condition of the institution. It is the policy of the Federal Reserve that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the net income available to common shareholders over the prior four quarters, net of dividends previously paid during that period, has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality, and overall financial condition. QNB paid dividends to its shareholders of $1.48 per share, $1.44 per share, and $1.40 per share, in 2023, 2022, and 2021, respectively.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations for insured institutions ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2023 and 2022, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria.

Capital Analysis
December 31,	2023	2022
Regulatory Capital
Shareholders' equity	$90,824	$70,958
Net unrealized securities losses, net of tax	67,937	81,127
Deferred tax assets on net operating loss	—	—
Disallowed goodwill and other disallowed intangible assets	(8)	(8)
Common equity tier I capital	158,753	152,077

Tier 1 capital	158,753	152,077
Allowable portion: Allowance for credit losses on loans and unfunded commitments	8,958	10,648
Total regulatory capital	$167,711	$162,725
Risk-weighted assets	$1,281,418	$1,233,758
Quarterly average assets for leverage capital purposes	$1,779,619	$1,737,671

Capital Ratios
December 31,	2023	2022
Common equity tier I capital / risk-weighted assets	12.39%	12.33%
Tier 1 capital / risk-weighted assets	12.39%	12.33%
Total regulatory capital / risk-weighted assets	13.09%	13.19%
Tier 1 capital / average assets (leverage ratio)	8.92%	8.75%

Material Cash Requirements from Known Contractual and Other Obligations

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2023, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for credit losses on unfunded commitments totaled $106,000 at December 31, 2023 compared to $117,000 at December 31, 2022.

December 31, 2023	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$258,244	$46,784	$9,953	$—	$314,981
Short-term borrowings	94,094	—	—	—	94,094
Long-term debt	—	20,000	—	—	20,000
Operating leases	554	916	609	2,180	4,259
Commitments to extend credit (a)	260,930	39,515	23,585	54,924	378,954
Standby letters of credit	16,417	2,403	—	—	18,820
Total	$630,239	$109,618	$34,147	$57,104	$831,108

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

Impairment on Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is impairment. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is impairment. The term “impairment” is not intended to indicate that the decline is permanent but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

The Company follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an impairment recorded in other comprehensive income for the non-credit portion of a previous impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. For equity securities without a readily determinable market value, once a decline in value is determined to be impairment, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2023 is asset sensitive. Management expects market interest rates to decrease in the next 12 months, based on the economic environment and policy of the Federal Reserve.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2023 and 2022 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to increase when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2023	2022
+300	7.1%	-14.3%
+200	4.8%	-9.4%
+100	2.6%	-4.7%
-100	-3.4%	4.1%
-200	-7.8%	6.1%
-300	-13.7%	6.6%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At December 31, 2023, QNB had two derivatives designated as fair value hedging instruments, these interest rate swaps had a notional value of $300,000,000.

QNB is not subject to foreign currency exchange or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 14, 2024

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2023, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

/s/ David W. Freeman	/s/ Jeffrey Lehocky
David W. Freeman	Jeffrey Lehocky
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of QNB Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Change in Accounting Principle

As described in Note 1 to the Company’s consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of the allowance for credit losses effective January 1, 2023, due to the adoption of ASC 326, Financial Instruments – Credit Losses. Our opinion is not modified with respect to this matter.

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

Allowance for Credit Losses - Qualitative Factor Adjustments

Critical Audit Matter Description

As disclosed in Notes 1 and 5 to the Company's consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected credit losses over the estimated life of the existing portfolio of loans. As described in the notes, the allowance for loan losses is measured on a pool basis when similar risk characteristics exist. The Company establishes a general valuation allowance for performing loans, determined through historical loss rates and qualitative factor adjustments for conditions not reflected in historical losses.

The determination of qualitative factor adjustments involves a high degree of management judgement. Management has identified risk factors related to concentrations of credit and economic data as areas where the historical data requires adjustment to reflect current and expected conditions. Changes to these factors could have a material impact on the Company's financial results.

The allowance for credit losses is an accounting estimate with significant measurement uncertainty and involves the application of significant judgement by management. Therefore, a high degree of auditor judgement and significant auditor effort was required in evaluating the audit evidence obtained related to the qualitative factor adjustments used by management in the calculation.

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
•
Evaluation of the relevance and reliability of underlying internal and external data inputs used as a basis for the qualitative loss factor adjustments and corroboration of these inputs by comparison to the Company's historical loan portfolio performance, and third-party macroeconomic data;
•
Recalculation of the allowance for credit loss and allocation of qualitative loss factors to the appropriate loan segments

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2007.

Baker Tilly US, LLP

Iselin, New Jersey

March 15, 2024

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2023	2022
Assets
Cash and due from banks	$11,447	$14,657
Interest-bearing deposits in banks	51,210	1,242
Total cash and cash equivalents	62,657	15,899
Investment securities:
Available-for-sale (amortized cost $576,178 and $649,217)	490,182	546,525
Equity securities (cost of $5,695 and $12,091)	5,910	12,056
Restricted investment in stocks	2,730	5,193
Loans held-for-sale	549	—
Loans receivable	1,093,533	1,039,385
Allowance for loan losses	(8,852)	(10,531)
Net loans	1,084,681	1,028,854
Bank-owned life insurance	11,946	11,625
Premises and equipment, net	14,952	15,463
Accrued interest receivable	6,101	5,038
Net deferred tax assets	19,290	23,077
Other assets	7,320	4,767
Total assets	$1,706,318	$1,668,497

Liabilities
Deposits
Demand, non-interest bearing	$185,098	$231,849
Interest-bearing demand	462,712	452,927
Money market	222,843	127,043
Savings	303,079	431,101
Time less than $100	149,851	91,329
Time $100 through $250	121,793	59,650
Time greater than $250	43,337	24,470
Total deposits	1,488,713	1,418,369
Short-term borrowings	94,094	161,327
Long-term debt	20,000	10,000
Accrued interest payable	5,294	467
Other liabilities	7,393	7,376
Total liabilities	1,615,494	1,597,539

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,861,940 shares and 3,796,948 shares issued; 3,653,254 and 3,588,262 shares outstanding	2,414	2,373
Surplus	26,439	24,798
Retained earnings	133,945	128,951
Accumulated other comprehensive loss, net of tax	(67,937)	(81,127)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	90,824	70,958
Total liabilities and shareholders' equity	$1,706,318	$1,668,497

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2023	2022	2021
Interest income
Interest and fees on loans	$53,884	$40,922	$38,330
Interest and dividends on investment securities (AFS & Equity):
Taxable	11,794	9,396	6,551
Tax-exempt	1,460	1,965	1,796
Interest on interest-bearing balances and other interest income	1,944	138	93
Total interest income	69,082	52,421	46,770

Interest expense
Interest on deposits
Interest-bearing demand	7,767	2,691	1,035
Money market	4,823	617	381
Savings	4,187	2,175	1,178
Time less than $100	3,194	723	921
Time $100 through $250	3,859	489	454
Time greater than $250	1,171	209	257
Interest on short-term borrowings	3,273	861	258
Interest on long-term debt	653	159	159
Total interest expense	28,927	7,924	4,643
Net interest income	40,155	44,497	42,127
(Reversal of) provision for credit losses	(844)	(850)	458
Net interest income after provision for loan losses	40,999	45,347	41,669

Non-interest income
Net unrealized gain (loss) on investment equity securities	250	(1,026)	926
Net (loss) gain on sale of investment securities	(2,077)	266	1,806
Net (loss) gain on investment securities	(1,827)	(760)	2,732
Fees for services to customers	1,651	1,614	1,326
ATM and debit card	2,735	2,719	2,682
Retail brokerage and advisory	862	788	786
Bank-owned life insurance	320	361	497
Merchant	394	394	451
Net gain on sale of loans	16	6	595
Other	686	609	712
Total non-interest income	4,837	5,731	9,781

Non-interest expense
Salaries and employee benefits	19,026	17,306	17,453
Net occupancy	2,223	2,195	2,228
Furniture and equipment	3,602	2,917	2,787
Marketing	964	870	922
Third party services	2,422	2,474	2,160
Telephone, postage and supplies	571	748	715
State taxes	367	1,004	1,013
FDIC insurance premiums	1,058	768	793
Other	3,876	3,210	2,926
Total non-interest expense	34,109	31,492	30,997
Income before income taxes	11,727	19,586	20,453
Provision for income taxes	2,244	3,665	3,961
Net income	$9,483	$15,921	$16,492
Earnings per share - basic	$2.63	$4.47	$4.64
Earnings per share - diluted	$2.63	$4.47	$4.64
Cash dividends per share	$1.48	$1.44	$1.40

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2023			2022			2021
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,727	$2,244	$9,483	$19,586	$3,665	$15,921	$20,453	$3,961	$16,492
Other comprehensive income/(loss):
Net unrealized holding gain/(loss) on available-for-sale securities:
Unrealized holding gain/(loss) arising during the period	16,388	3,441	12,947	(98,097)	(20,600)	(77,497)	(11,867)	(2,492)	(9,375)
Reclassification adjustment for loss/(gain) included in net income	2,058	432	1,626	139	29	110	(18)	(4)	(14)
Net unrealized holding loss on fair value hedge:
Unrealized holding loss arising during the period	(1,693)	(355)	(1,338)	—	—	—	—	—	—
Reclassification adjustment for fair value remeasurements included in net income	(57)	(12)	(45)	—	—	—	—	—	—
Other comprehensive income/(loss):	16,696	3,506	13,190	(97,958)	(20,571)	(77,387)	(11,885)	(2,496)	(9,389)
Total comprehensive income (loss)	$28,423	$5,750	$22,673	$(78,372)	$(16,906)	$(61,466)	$8,568	$1,465	$7,103

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2021	3,556,533	$2,328	$22,430	$106,644	$5,649	$(2,606)	$134,445
Net income		—	—	16,492	—	—	16,492
Other comprehensive loss, net of tax		—	—	—	(9,389)	—	(9,389)
Cash dividends declared ($1.40 per share)		—	—	(4,973)	—	—	(4,973)
Treasury stock purchase	(38,017)	—	—	—	—	(1,356)	(1,356)
Stock issued in connection with dividend reinvestment and stock purchase plan	23,690	15	826	—	—	—	841
Stock issued for employee stock purchase plan	4,906	3	142	—	—	—	145
Stock issued for options exercised	6,517	4	183	—	—	—	187
Stock-based compensation expense		—	102	—	—	—	102
Balance, December 31, 2021	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494
Net income		—	—	15,921	—	—	15,921
Other comprehensive loss, net of tax		—	—	—	(77,387)	—	(77,387)
Cash dividends declared ($1.44 per share)		—	—	(5,133)	—	—	(5,133)
Treasury stock purchase	(2,000)	—	—	—	—	(75)	(75)
Stock issued in connection with dividend reinvestment and stock purchase plan	31,531	20	897	—	—	—	917
Stock issued for employee stock purchase plan	5,102	3	133	—	—	—	136
Stock-based compensation expense		—	85	—	—	—	85
Balance, December 31, 2022	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958
Cumulative change in accounting principle			—	857	—	—	857
Balance at Janaury 2, 2023 (as adjusted for change in accounting principle)		2,373	24,798	129,808	(81,127)	(4,037)	71,815
Net income		—	—	9,483	—	—	9,483
Other comprehensive gain, net of tax		—	—	—	13,190	—	13,190
Cash dividends declared ($1.48 per share)		—	—	(5,346)	—	—	(5,346)
Stock issued in connection with dividend reinvestment and stock purchase plan	56,622	36	1,327	—	—	—	1,363
Stock issued for employee stock purchase plan	6,630	4	130	—	—	—	134
Stock issued for non-employee director compensation	1,740	1	(1)	—	—	—	—
Stock-based compensation expense		—	185	—	—	—	185
Balance, December 31, 2023	3,653,254	$2,414	$26,439	$133,945	$(67,937)	$(4,037)	$90,824

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2023	2022	2021
Operating Activities
Net income	$9,483	$15,921	$16,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,714	1,724	1,828
(Reversal of provision) provision for credit losses	(844)	(850)	458
Net loss (gain) on sales of investment debt and equity securities	2,077	(266)	(1,806)
Net unrealized (gain) loss on equity securities	(250)	1,026	(926)
Net gain on sale of loans	(16)	(6)	(595)
Proceeds from sales of residential mortgages held-for-sale	989	304	16,773
Origination of residential mortgages held-for-sale	(1,522)	(298)	(4,892)
Incrrease on bank-owned life insurance	(320)	(361)	(497)
Stock-based compensation expense	185	85	102
Deferred income tax (benefit) provision	52	(57)	113
Net decrease in income taxes payable	(2,094)	(534)	(78)
Net (increase) decrease in accrued interest receivable	(1,063)	(934)	721
Fair value remeasurements on interest rate swap	(57)	—	—
Amortization of mortgage servicing rights and change in valuation allowance	61	71	118
Net amortization of premiums and discounts on investment securities	1,665	2,222	3,152
Net increase (decrease) in accrued interest payable	4,827	256	(139)
Operating lease payments	(626)	(620)	(631)
Increase in other assets	(91)	(298)	(507)
Increase (decrease) in other liabilities	287	(550)	703
Net cash provided by operating activities	14,457	16,835	30,389
Investing Activities
Proceeds from payments, maturities and calls of investment debt securities available-for-sale	50,042	72,965	113,911
Proceeds from the sale of investment securities available-for-sale	33,213	7,551	282
Purchases of investment securities available-for-sale	(14,381)	(35,001)	(385,926)
Proceeds from the sale of equity securities	8,556	1,594	7,768
Purchases of equity securities	(2,179)	(1,860)	(4,615)
Proceeds from redemption of investment in restricted bank stock	7,629	5,155	573
Purchase of restricted bank stock	(5,166)	(9,019)	(861)
Net increase in loans	(53,910)	(112,718)	(11,244)
Net purchases of premises and equipment	(765)	(552)	(3,175)
Redemption of Bank Owned Life Insurance investment	—	239	797
Net cash provided (used) in investing activities	23,039	(71,646)	(282,490)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(46,751)	(11,157)	38,422
Net increase (decrease) in interest-bearing deposits	117,095	(20,219)	183,256
Net (decrease) increase in short-term borrowings	(67,233)	92,851	9,638
Issuance of long-term debt	20,000	—	—
Repayment of long-term debt	(10,000)	—	—
Treasury stock purchase	—	(75)	(1,356)
Cash dividends paid, net of reinvestment	(4,671)	(4,498)	(4,375)
Proceeds from issuance of common stock	822	418	575
Net cash provided by financing activities	9,262	57,320	226,160
Increase (decrease) in cash and cash equivalents	46,758	2,509	(25,941)
Cash and cash equivalents at beginning of year	15,899	13,390	39,331
Cash and cash equivalents at end of period	$62,657	$15,899	$13,390
Supplemental Cash Flow Disclosures
Interest paid	$24,100	$7,668	$4,782
Income taxes paid, net of refunds received	4,286	4,257	3,925
Non-cash transactions:
Cumulative change in accounting principal	857	—	—
Trade-date settlements for matured securities	500	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	369	43	698

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

Use of Estimates

These statements are prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“US GAAP”) and predominant practices within the banking industry. The preparation of these Consolidated Financial Statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, the fair value of financial instruments, other-than-temporary impairment of investment securities, the determination of impairment of restricted bank stock and the valuation of deferred tax assets and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is impairment. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is impairment. The term impairment is not intended to indicate that the decline is permanent, it indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities that do not have readily-determinable fair values, once a decline in value is determined to be impairment, the value of the equity security is reduced and a corresponding charge to earnings is recognized.

QNB follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an impairment recorded in other comprehensive income for the non-credit portion of a previous impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Derivatives and Hedges

The fair value hedges are accounted for under Derivatives and Hedging (Topic 815). QNB adopted ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging--Portfolio Layer Method ("ASC 2022-01") as of January 1, 2023. ASC 2022-01 allows for the use of an amortizing notional swap when entering a portfolio layer method hedge. This guidance allows the interest rate swap to be considered a hedge of a single layer of portfolio. QNB's risk management objective with respect to derivative financial instruments is to hedge the risk of changes in the fair value of certain fixed-rate investment securities, included in a closed portfolio, for changes in the Secured Overnight Financing Rate ("SOFR"). The effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income, net of tax, and are reclassified to interest income as interest payments are made or received on the hedged portfolios. QNB assesses the effectiveness of each hedging relationship using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item. In the assessment of hedge effectiveness, QNB considers the likelihood of the counterparty's compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk). If the likelihood that the counterparty will not default ceases to be probable, the hedge may no longer be highly effective and hedge ineffectiveness due to counterparty payment risk will be assessed.

Restricted Investment in Stock

Restricted stock is comprised of Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $1,718,000, the Atlantic Community Bankers Bank in the amount of $12,000, VISA Class B stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at December 31, 2023. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost. The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.5875 as of September 28, 2023), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B does not have a readily determinable fair value. The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and does not have a readily determinable fair value. These restricted investments are carried at cost and evaluated for impairment periodically. As of December 31, 2023, there was no impairment associated with these securities.

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

Non-Performing Assets

Non-performing assets are comprised of accruing loans past due 90 days or more, non-accrual loans and investment securities, modified loans, other real estate owned and repossessed assets. Non-accrual loans and investment securities are those on which the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

Since the implementation of ASU 326 on January 1, 2023, QNB measures loan modifications to borrowers in financial distress as a troubled debt modification ("TDM"). A TDM could involve principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or exchanging or paying off existing debt for new debt with QNB. Any amount forgiven would be charged to the allowance for credit losses. There were no TDMs in 2023.

The Company had extended, restructured, or otherwise modified the terms of loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that had been experiencing financial difficulties. A loan was considered to be a troubled debt restructuring (“TDR”) loan when QNB granted a concession to the borrower because of the borrower’s financial condition that it would not have otherwise considered. Such concessions included a reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans that had been classified as TDRs are considered non-performing.

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

Allowance for Credit Losses on Loans

QNB maintains an allowance for credit losses on loans, which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased or decreased by the provision (reversal) for loan losses and increased by recoveries of previous losses. The provisions or reversals for credit losses are charged to earnings to bring the total allowance for loan losses to a level considered necessary by management.

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist; these pools are identified in the first table below. QNB establishes a general valuation allowance for performing loans, including non-accrual student loans. QNB calculates each segment's historical loss rate using a full economic cycle of loan balance and historical loss experienced. The level of the allowance is determined by assigning specific reserves to all non-accrual loans, except the homogeneous pool of student loans which are measured in the general reserve. An allowance on these non-accrual loans is established when the discounted cash flows (or collateral value) of the loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general component is adjusted for qualitative factors. These qualitative risk factors include:

1.
Concentrations: QNB adjusts historic loss for concentrations in the current portfolio that were not present during the down-turn of economic cycle.
2.
Economic Forecast: The QNB utilizes an entire economic cycle of data to determine loss rates by segment. This approach reflects an inherent reversion to the historical losses during life of the loans within the pool considering prepayments and loss experience throughout an entire economic cycle. However, QNB feels it is prudent to maintain a floor in its model to assure that there is enough reserve on hand to sustain any losses upon an upcoming recession.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB's allowance for credit losses on loans. Such agencies may require QNB to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance of foreclosed assets are included in other non-interest expense. At both December 31, 2023 and 2022 QNB had no foreclosed assets.

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

The “Premises and equipment, net” category on the Consolidated Balance Sheets also includes the right-of-use assets associated with operating leases. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease. QNB typically enters into lease agreements with an initial term of 5 to 10 years and subsequent additional optional terms in increments of 5 years. The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed one operating lease during 2023. Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets. All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income.

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the Consolidated Statements of Income. The BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs. However, the Bank intends to hold these policies and, accordingly, has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

The Bank follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2023, 2022 and 2021 was approximately $56,000, $118,000 and $87,000, respectively, and is included in non-interest expense under "Salaries and employee benefits" expense.

Stock-Based Compensation

At December 31, 2023, QNB sponsored 2015 Stock Incentive Plan (the "2015 Plan"), administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense related to the 2015 Plan was approximately $90,000, $70,000 and $71,000 for the years ended December 31, 2023, 2022 and 2021, respectively. There were $3,000, $2,000 and $4,000 in tax benefits recognized related to the nonqualified compensation and disqualifying dispositions for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Year ended December 31,	2023	2022	2021
Risk free interest rate	3.64%	1.25%	0.20%
Dividend yield	4.80%	3.64%	4.17%
Volatility	20.36%	22.68%	21.14%
Expected life (years)	8.35	4.05	4.03

The weighted average fair value per share of options granted during 2023, 2022 and 2021 was $4.11, $5.20 and $3.08, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2023. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, which would give rise to the non-recognition of an existing tax benefit. As of December 31, 2023, QNB had a valuation allowance of $4,000 for unrecognized tax benefits related to non-qualified stock option expense on options that are more likely than not to be exercised prior to expiring. As of December 31, 2023 QNB had no interest expense and no tax penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey. Tax years from 2020 to date remain subject to examination by the tax authorities.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2023 through the date the Consolidated Financial Statements are being issued for items that should potentially be recognized or disclosed in these Consolidated Financial Statements.

Recent Accounting Pronouncements

On January 1, 2023, QNB adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), as amended ("ASU 326"), which replaces the incurred loss methodology with an expected credit losses (“CECL”) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The measurement under CECL is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Additionally, ASU 326 made changes to the accounting for available-for-sale debt securities, requiring credit losses to be presented as an allowance rather as a write-down on available-for-sale debt securities management does not intend to sell or believes it is more-likely-than-not they will be required to sell. QNB made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable is reported as a component of "Accrued interest receivable" on the Consolidated Balance Sheets.

QNB adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 31, 2022 are presented under ASU 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. QNB recorded a net increase of $857,000 to retained earnings as of January 1, 2023 for the cumulative effect of adopting ASU 326.

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

QNB adopted ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging--Portfolio Layer Method ("ASC 2022-01") as of the first fiscal year beginning after 12/15/2022. ASC 2022-01 allows for the use of an amortizing notional swap when entering a portfolio layer method hedge. This guidance now allows the interest rate swap to be considered a hedge of a single layer of portfolio.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2023	2022	2021
Numerator for basic and diluted earnings per share - net income	$9,483	$15,921	$16,492
Denominator for basic earnings per share - weighted average shares outstanding	3,610,713	3,564,481	3,553,949
Effect of dilutive securities - employee stock options	-	-	189
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,610,713	3,564,481	3,554,138
Earnings per share - basic	$2.63	$4.47	$4.64
Earnings per share - diluted	$2.63	$4.47	$4.64

There were 121,550, 109,150, and 89,950 stock options that were anti-dilutive as of December 31, 2023, 2022, and 2021 respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008 and authorized the repurchase of up to 50,000 shares, increased the amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of its common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares purchased during the year ended December 31, 2023, 2,000 shares purchased during the year ended December 31, 2022, and 38,017 shares repurchased during the year ended December 31, 2021. As of December 31, 2023, 102,000 shares were purchased under this authorization at an average price of $24.93 and a total cost of $2,543,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2023 and 2022, QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia. At December 31, 2023, there was $1,850,000 held as collateral against the fair value swaps held a correspondent bank.

Note 4 - Investment Securities

Available-For-Sale Debt Securities

The amortized cost and fair values of investment debt securities available-for-sale at December 31, 2023 and 2022 were as follows:

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2023	value	gains	losses	losses	cost
U.S. Treasuries	$6,451	$3	$—	$—	$6,448
U.S. Government agency	74,122	—	(10,828)	—	84,950
State and municipal	89,189	—	(18,714)	(445)	108,348
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	224,238	—	(37,831)	(1,304)	263,373
Collateralized mortgage obligations (CMOs)	89,973	—	(16,383)	—	106,356
Corporate debt and money market funds	6,209	2	(496)	—	6,703
Total investment securities available-for-sale	$490,182	$5	$(84,252)	$(1,749)	$576,178

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2022	value	gains	losses	cost
U.S. Treasuries	$301	$2	$—	$299
U.S. Government agency	86,709	—	(15,233)	101,942
State and municipal	95,367	—	(23,494)	118,861
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	256,161	—	(45,303)	301,464
Collateralized mortgage obligations (CMOs)	101,672	—	(18,338)	120,010
Corporate debt	6,315	—	(326)	6,641
Total investment securities available-for-sale	$546,525	$2	$(102,694)	$649,217

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at December 31, 2023 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2023	Fair value	cost
Due in one year or less	$8,814	$8,895
Due after one year through five years	159,745	179,738
Due after five years through ten years	247,158	296,154
Due after ten years	74,465	91,391
Total investment securities available-for-sale	$490,182	$576,178

Proceeds from sales of investment debt securities available-for-sale were $33,213,000, $7,551,000 and $282,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents information related to QNB’s gains and losses on the sales of debt securities, and losses recognized for impairment of these investments.

December 31,	2023	2022	2021
Gross realized gains	$—	$8	$18
Gross realized losses	(2,058)	(147)	—
Impairment	—	—	—
Total net (losses) gains on available-for-sale securities	$(2,058)	$(139)	$18

The tax benefit applicable to the net realized losses on debt securities was $432,000 for the year ended December 31, 2023. The tax benefit applicable to the net realized losses on debt securities was $29,000 for the year ended December 31, 2022. The tax expense applicable to the net realized gains on debt securities was $4,000 for the year ended December 31, 2021.

There were no impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2023, 2022 or 2021.

No credit impairments were recognized in 2023, 2022 or 2021. The following table presents a summary of the cumulative credit-related impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2023	2022	2021
Balance, beginning of year	$1	$1	$1
Reductions: sale, collateralized debt obligation	—	—	—
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Balance, end of year	$1	$1	$1

At December 31, 2023 and 2022, investments in debt securities available-for-sale totaling $289,935,000 and $237,645,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Debt securities that have been in a continuous unrealized loss position are as follows:

December 31, 2023
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasuries	1	$494	$—	$—	$—	$494	$—
U.S. Government agency	39	—	—	74,122	(10,828)	74,122	(10,828)
State and municipal	191	380	—	89,238	(18,714)	89,618	(18,714)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	165	1	—	225,500	(37,831)	225,501	(37,831)
Collateralized mortgage obligations (CMOs)	126	—	—	89,973	(16,383)	89,973	(16,383)
Corporate debt and money markets	4	—	—	6,101	(496)	6,101	(496)
Total	526	$875	$—	$484,934	$(84,252)	$485,809	$(84,252)

December 31, 2022
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	46	$3,647	$(353)	$83,062	$(14,880)	$86,709	$(15,233)
State and municipal	216	50,156	(7,816)	45,210	(15,678)	95,366	(23,494)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	197	58,811	(6,775)	197,351	(38,528)	256,162	(45,303)
Collateralized mortgage obligations (CMOs)	129	35,797	(3,983)	65,875	(14,355)	101,672	(18,338)
Corporate debt	4	6,262	(318)	53	(8)	6,315	(326)
Total	592	$154,673	$(19,245)	$391,551	$(83,449)	$546,224	$(102,694)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2023 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one trust preferred security, PreTSL IV which is classified as available-for-sale and carried at fair value. This security has been in an unrealized loss position for more than twelve months.

The following table provides additional information related to PreTSL IV as of December 31, 2023:

Deal	Class	Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2023)	Total recognized OTTI credit loss	Moody's ratings	Current number of performing banks	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$60	$52	$(7)	$—	$1	Ba1	3	0.0%	305.9%

Mezzanine* - class of bonds still outstanding, represents the senior-most obligation of the trust)

Marketable Equity Securities

QNB’s equity securities consist of investments with readily determinable fair values in large cap stock companies. Changes in the fair value of these equity securities are recorded to earnings in non-interest income, in accordance with ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.

At December 31, 2023 and 2022, QNB had $5,910,000 and $12,056,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2023, 2022 and 2021:

December 31,	2023	2022	2021
Net gain (loss) recognized during the period on equity securities	$231	$(621)	$2,714
Less: Net (loss) gain recognized during the period on equity securities sold during the period	(19)	405	1,788
Net unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$250	$(1,026)	$926

Tax expense applicable to the net realized gains for the year ended December 31, 2023 was $67,000. Tax benefit applicable to the net realized losses for the year ended December 31, 2022 was $179,000. Tax expense applicable to the net realized gains for the year ended December 31, 2021 was $784,000. Proceeds from sales of investment equity securities were $8,556,000, $1,594,000 and $7,768,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 5 - Loans Receivable and the Allowance for Credit Losses on Loans

Major classes of loans are as follows:

December 31,	2023
Commercial:
Commercial and industrial	$137,086
Construction and land development	116,173
Real estate secured by multi-family properties	109,193
Real estate secured by owner-occupied properties	160,695
Real estate secured by other commercial properties	265,101
Revolving real estate secured by 1-4 family properties-business	5,442
Real estate secured by 1st lien on 1-4 family properties-business	103,572
Real estate secured by junior lien on 1-4 family properties-business	3,445
State and political subdivisions	18,708
Retail:
1-4 family residential mortgages	108,906
Construction-individual	—
Revolving home equity secured by 1-4 family properties-personal	34,231
Real estate secured by 1st lien on 1-4 family properties-personal	11,981
Real estate secured by junior lien on 1-4 family properties-personal	15,625
Student loans	1,662
Overdrafts	194
Other consumer	1,757
Total loans	1,093,771
Net unearned (fees) costs	(238)
Allowance for credit losses on loans	(8,852)
Loans receivable, net	$1,084,681

December 31,	2022
Commercial:
Commercial and industrial	$160,875
Construction	62,955
Secured by commercial real estate	518,070
Secured by residential real estate	103,419
State and political subdivisions	20,971
Retail:
1-4 family residential mortgages	105,654
Home equity loans and lines	63,580
Consumer	4,113
Total loans	1,039,637
Net deferred (fees) costs	(252)
Allowance for loan losses	(10,531)
Loans receivable, net	$1,028,854

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet and at December 31, 2022 are included in consumer loans. At December 31, 2022, overdrafts were $132,000.

QNB generally lends in Bucks, Lehigh, and Montgomery counties in southeastern Pennsylvania. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2023, there was a concentration of loans to lessors of residential buildings and dwellings of 21.5% of total loans and to lessors of nonresidential buildings of 24.7% of total loans, compared with 20.0% and 22.5% of total loans, respectively, at December 31, 2022. These concentrations were primarily within the commercial real estate categories.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the QNB’s internal risk rating system as of December 31, 2023 and 2022:

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$20,473	$14,439	$8,574	$5,913	$8,626	$7,175	$70,716	$135,916
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,170	1,170
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$20,473	$14,439	$8,574	$5,913	$8,626	$7,175	$71,886	$137,086
Construction and land development:
Risk rating
Pass	$46,171	$43,472	$14,630	$3,434	$4,028	$4,395	$—	$116,130
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	43	—	43
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$46,171	$43,472	$14,630	$3,434	$4,028	$4,438	$—	$116,173
Real estate secured by multi-family properties:
Risk rating
Pass	$10,826	$28,858	$23,430	$9,808	$5,804	$27,609	$—	$106,335
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	704	2,154	—	2,858
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$10,826	$28,858	$23,430	$9,808	$6,508	$29,763	$—	$109,193
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,430	$29,576	$26,908	$18,693	$12,239	$53,030	$—	$154,876
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—		—	—	5,819	—	5,819
Doubtful	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total real estate secured by owner-occupied properties	$14,430	$29,576	$26,908	$18,693	$12,239	$58,849	$—	$160,695
Real estate secured by other commercial properties:
Risk rating
Pass	$32,297	$44,526	$42,582	$17,798	$28,947	$98,173	$—	$264,323
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	778	—	778
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$32,297	$44,526	$42,582	$17,798	$28,947	$98,951	$—	$265,101
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,442	$5,442
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,442	$5,442
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$14,697	$28,596	$20,890	$9,794	$8,441	$20,262	$—	$102,680
Special mention	—	—	137	—	—	—	—	137
Substandard	—	189	—	—	423	143	—	755
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$14,697	$28,785	$21,027	$9,794	$8,864	$20,405	$—	$103,572
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$558	$604	$542	$580	$40	$934	$—	$3,258
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	187	—	187
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$558	$604	$542	$580	$40	$1,121	$—	$3,445
State and political subdivisions:
Risk rating
Pass	$707	$—	$4,247	$18	$5,444	$8,292	$—	$18,708
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total real estate secured by junior lien on 1-4 family properties-business	$707	$—	$4,247	$18	$5,444	$8,292	$—	$18,708
Total Commercial Loans:
Risk rating
Pass	$140,159	$190,071	$141,803	$66,038	$73,569	$219,870	$76,158	$907,668
Special mention	—	—	137	—	—	—	—	137
Substandard	—	189	—	—	1,127	9,124	1,170	11,610
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$140,159	$190,260	$141,940	$66,038	$74,696	$228,994	$77,328	$919,415

December 31, 2022	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$157,914	$23	$2,938	$—	$160,875
Construction	62,955	—	—	—	62,955
Secured by commercial real estate	505,657	2,597	9,816	—	518,070
Secured by residential real estate	102,295	194	930	—	103,419
State and political subdivisions	20,971	—	—	—	20,971
Total	$849,792	$2,814	$13,684	$—	$866,290

The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2023 and 2022:

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,641	$14,635	$30,495	$20,304	$4,526	$25,500	$—	$108,101
Nonperforming	—	—	—	—	—	805	—	805
Total 1-4 family residential mortgages	$12,641	$14,635	$30,495	$20,304	$4,526	$26,305	$—	$108,906
Construction-individual:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$—	$—	$—	$—	$—	$—
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$33,936	$33,936
Nonperforming	—	—	—	—	—	—	295	295
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$34,231	$34,231
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,591	$1,613	$2,933	$1,030	$931	$2,767	$—	$11,865
Nonperforming	—	—	—	—	—	116	—	116
Total real estate secured by 1st lien Real estate secured by 1st lien on 1-4 family properties-personal	$2,591	$1,613	$2,933	$1,030	$931	$2,883	$—	$11,981
Real estate secured by junior lien on 1-4 family properties-personal:

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Payment performance
Performing	$6,438	$1,613	$2,184	$1,180	$676	$3,515	$—	$15,606
Nonperforming	—	19	—	—	—	—	—	19
Total real estate secured by junior lien on 1-4 family properties-personal	$6,438	$1,632	$2,184	$1,180	$676	$3,515	$—	$15,625
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,645	$—	$1,645
Nonperforming	—	—	—	—	—	17	—	17
Total student loans	$—	$—	$—	$—	$—	$1,662	$—	$1,662
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$194	$194
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$194	$194
Other consumer:
Payment performance
Performing	$793	$290	$245	$89	$73	$41	$189	$1,720
Nonperforming	—	—	—	—	—	37	—	37
Total other consumer	$793	$290	$245	$89	$73	$78	$189	$1,757
Total Retail Loans:
Payment performance
Performing	$22,463	$18,151	$35,857	$22,603	$6,206	$33,468	$34,319	$173,067
Nonperforming	—	19	—	—	—	975	295	1,289
Total Retail Loans	$22,463	$18,170	$35,857	$22,603	$6,206	$34,443	$34,614	$174,356

December 31, 2022	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$105,193	$461	$105,654
Home equity loans and lines	63,178	402	63,580
Consumer	4,051	62	4,113
Total	$172,422	$925	$173,347

Retail revolving lines of credit that were termed out during 2023 were $4,534,000; all which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2023 and 2022:

December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$77	$—	$—	$77	$137,009	$137,086
Construction and land development	—	—	—	—	116,173	116,173
Real estate secured by multi-family properties	—	—	—	—	109,193	109,193
Real estate secured by owner-occupied properties	186	—	—	186	160,509	160,695
Real estate secured by other commercial properties	9,675	—	—	9,675	255,426	265,101
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,442	5,442
Real estate secured by 1st lien on 1-4 family properties-business	323	—	—	323	103,249	103,572
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,445	3,445
State and political subdivisions	—	—	—	—	18,708	18,708
Retail:
1-4 family residential mortgages	433	381	481	1,295	107,611	108,906
Construction-individual	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	56	—	129	185	34,046	34,231
Real estate secured by 1st lien on 1-4 family properties-personal	—	96	—	96	11,885	11,981
Real estate secured by junior lien on 1-4 family properties-personal	—	—	18	18	15,607	15,625
Student loans	—	11	6	17	1,645	1,662
Overdrafts	21	2	—	23	171	194
Other consumer	—	8	—	8	1,749	1,757
Total	$10,771	$498	$634	$11,903	$1,081,868	$1,093,771

December 31, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$1,157	$—	$1,157	$159,718	$160,875
Construction	—	—	—	—	62,955	62,955
Secured by commercial real estate	—	—	—	—	518,070	518,070
Secured by residential real estate	—	—	13	13	103,406	103,419
State and political subdivisions	—	—	—	—	20,971	20,971
Retail:
1-4 family residential mortgages	703	168	216	1,087	104,567	105,654
Home equity loans and lines	95	—	—	95	63,485	63,580
Consumer	37	50	—	87	4,026	4,113
Total	$835	$1,375	$229	$2,439	$1,037,198	$1,039,637

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

An allowance for credit loss is established for a non-accrual loan if its carrying value exceeds its estimated fair value. The estimated fair values of the majority of QNB’s non-accrual loans are measured based on the estimated fair value of the loan’s collateral.

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2023 and 2022:

December 31, 2023	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	175	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	805	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	21	274	295
Real estate secured by 1st lien on 1-4 family properties-personal	—	116	—	116
Real estate secured by junior lien on 1-4 family properties-personal	—	19	—	19
Student loans	—	17	—	17
Other consumer	—	37	—	37
Total	$—	$1,468	$472	$1,940

QNB recognized interest income of $557,000 on non-accrual loans for the year ended December 31, 2023.

The following table presents the collateral-dependent loans by loan category at December 31, 2023:

December 31, 2023	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	175	—	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	805	—	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	185	—	110	295
Real estate secured by 1st lien on 1-4 family properties-personal	116	—	—	116
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19
Other consumer	—	37	—	37
Total	$1,300	$315	$308	$1,923

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

The following table present the balance in the allowance for loan losses at December 31, 2022 disaggregated on the basis of QNB’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of QNB’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2022	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,316	$125	$1,191	$160,875	$1,821	$159,054
Construction	755	—	755	62,955	—	62,955
Secured by commercial real estate	5,002	131	4,871	518,070	5,309	512,761
Secured by residential real estate	1,240	321	919	103,419	1,362	102,057
State and political subdivisions	94	—	94	20,971	—	20,971
Retail:
1-4 family residential mortgages	683	—	683	105,654	628	105,026
Home equity loans and lines	437	119	318	63,580	402	63,178
Consumer	502	—	502	4,113	45	4,068
Unallocated	502	N/A	N/A	N/A	N/A	N/A
Total	$10,531	$696	$9,333	$1,039,637	$9,567	$1,030,070

The following table summarizes additional information, in regards to impaired loans by loan portfolio class, as of December 31, 2022:

	December 31, 2022
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$1,402	$1,694
Construction	—	—
Secured by commercial real estate	2,198	2,608
Secured by residential real estate	430	482
Retail:
1-4 family residential mortgages	628	678
Home equity loans and lines	240	296
Consumer	45	62
Total	$4,943	$5,820

With an allowance recorded:
Commercial:
Commercial and industrial	$419	$601	$125
Construction	—	—	—
Secured by commercial real estate	3,111	3,312	131
Secured by residential real estate	932	1,065	321
Retail:
1-4 family residential mortgages	—	—	—
Home equity loans and lines	162	191	119
Consumer	—	—	—
Total	$4,624	$5,169	$696

Total:
Commercial:
Commercial and industrial	$1,821	$2,295	$125
Construction	—	—	—
Secured by commercial real estate	5,309	5,920	131
Secured by residential real estate	1,362	1,547	321
Retail:
1-4 family residential mortgages	628	678	—
Home equity loans and lines	402	487	119
Consumer	45	62	—
Total	$9,567	$10,989	$696

Activity in the allowance for loan losses for the years ended December 31, 2023, 2022 and 2021 are as follows:

Year ended December 31, 2023	Beginning balance prior to adoption of ASC 326	Impact of adopting ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,316	$(70)	$(771)	$(313)	$661	$823
Construction and land development	755	(10)	507	—	—	1,252
Real estate secured by multi-family properties	995	684	56	—	—	1,735
Real estate secured by owner-occupied properties	1,549	(374)	(174)	—	—	1,001
Real estate secured by other commercial properties	2,458	(1,128)	(163)	—	—	1,167
Revolving real estate secured by 1-4 family properties-business	25	7	(5)	—	—	27
Real estate secured by 1st lien on 1-4 family properties-business	1,210	490	(203)	—	10	1,507
Real estate secured by junior lien on 1-4 family properties-business	30	(14)	(2)	—	—	14
State and political subdivisions	94	(20)	(19)	—	—	55
Retail:
1-4 family residential mortgages	682	(196)	(59)	—	—	427
Construction-individual	1	-	(1)	—	—	—
Revolving home equity secured by 1-4 family properties-personal	299	(7)	(154)	—	—	138
Real estate secured by 1st lien on 1-4 family properties-personal	57	15	110	—	—	182
Real estate secured by junior lien on 1-4 family properties-personal	55	29	15	—	6	105
Student loans	454	12	(48)	(57)	8	369
Overdrafts	8	3	70	(91)	26	16
Other consumer	41	(8)	13	(14)	2	34
Unallocated	502	(502)	—	N/A	N/A	—
Total	$10,531	$(1,089)	$(828)	$(475)	$713	$8,852

Year ended December 31, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,368	$(2,320)	$(38)	$306	$1,316
Construction	363	392	—	—	755
Secured by commercial real estate	4,280	722	—	—	5,002
Secured by residential real estate	1,035	160	—	45	1,240
State and political subdivisions	69	25	—	—	94
Retail:
1-4 family residential mortgages	646	37	—	—	683
Home equity loans and lines	376	55	—	6	437
Consumer	542	82	(158)	36	502
Unallocated	505	(3)	N/A	N/A	502
Total	$11,184	$(850)	$(196)	$393	$10,531

Year ended December 31, 2021	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$4,050	$(774)	$—	$92	$3,368
Construction	346	17	—	—	363
Secured by commercial real estate	3,736	544	—	—	4,280
Secured by residential real estate	871	181	(38)	21	1,035
State and political subdivisions	89	(20)	—	—	69
Retail:
1-4 family residential mortgages	533	113	—	—	646
Home equity loans and lines	386	32	(49)	7	376
Consumer	265	410	(176)	43	542
Unallocated	550	(45)	N/A	N/A	505
Total	$10,826	$458	$(263)	$163	$11,184

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

QNB had extended, restructured, or otherwise modified the terms of loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that had been experiencing financial difficulties. A loan was considered to be a troubled debt restructuring (“TDR”) loan when QNB granted a concession to the borrower because of the borrower’s financial condition that it would not have otherwise considered. Such concessions included a reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans that had been classified as TDRs are considered non-performing.

The concessions made for the TDRs reported in the following disclosures involve lowering the monthly payments on loans through periods of interest only payments, a reduction in interest rate below a market rate or an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these three methods. The restructurings rarely result in the forgiveness of principal or accrued interest. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance. QNB closely monitors the performance of loans that are modified to understand the effectiveness of its modification efforts. There were no payment default (60 days or more past due) during the year ended December 31, 2022 on loans modified within 12 months prior to December 31, 2022.

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,301,000 as of December 31, 2022. Non-performing TDRs totaled $371,000 as of December 31, 2022. All TDRs are included in the specific reserve calculation in 2022.

The following table illustrates the specific reserve for loan losses allocated to TDMs and TDRs. These specific reserves are included in the allowance for credit losses on loan for loans individually evaluated for impairment.

December 31,	2023		2022
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance
TDMs/TDRs with no specific allowance recorded	$—	$—	$1,272	$—
TDMs/TDRs with an allowance recorded	—	—	3,400	392
Total	$—	$—	$4,672	$392

There were no charge-offs resulting from TDRs during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, QNB had commitments of $5,000 to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

QNB had no loans secured by residential real estate for which foreclosure proceedings were in process as of December 31, 2023. There was one mortgage loan secured by residential real estate with a recorded investment of $120,000 for which foreclosure proceedings were in process at December 31, 2022.

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2023	2022
Land and buildings	$16,102	$15,970
Furniture and equipment	14,470	16,640
Leasehold improvements	3,632	3,622
Right-of-use asset	2,722	2,909
Book value	36,926	39,141
Accumulated depreciation and amortization	(21,974)	(23,678)
Net book value	$14,952	$15,463

Depreciation and amortization expense on premises and equipment, which excludes operating lease costs in the table below, amounted to $1,714,000, $1,115,000, and $1,200,000 for the years ended December 31, 2023, 2022 and 2021, respectively. During 2023 QNB renewed one operating lease and recorded a right-of-use asset of $369,000 and an operating liability of $369,000.

The following table summarized the quantitative attributes of QNB’s operating leases:

Year ended December 31,	2023	2022
Lease cost
Operating lease cost	$618	$609
Total lease cost	618	609

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cashflows from operating leases	$626	$620

Right-of-use assets obtained in exchange for new operating lease liabilities	$369	$43

Weighted average remaining lease terms:
Operating leases	13.1 years	13.8 years
Weighted average discount rates:
Operating leases	2.90%	2.78%

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $68,349,000 and $75,205,000 at December 31, 2023 and 2022, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2023	2022	2021
Balance at beginning of year	$469	$538	$533
Mortgage servicing rights capitalized	7	2	123
Mortgage servicing rights amortized	(61)	(80)	(132)
Fair market value adjustments	—	9	14
Balance at end of year	$415	$469	$538

The balance of these mortgage servicing rights is included in "Other assets at December 31, 2023 and 2022 and the fair value of these rights was $583,000 and $638,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 12.0% to 12.5% for both 2023 and 2022; and prepayment speeds ranging from 104% to 214% for 2023 compared to 113% to 235% for 2022.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2024	$63
2025	55
2026	47
2027	41
2028	35

Note 8 - Time Deposits

The aggregate amount of time deposits was $314,981,000 and $175,449,000 at December 31, 2023 and 2022, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2023 and 2022 were $43,337,000 and $24,470,000, respectively.

At December 31, 2023, the scheduled maturities of time deposits were as follows:

2024	$258,244
2025	29,865
2026	16,919
2027	7,389
2028	2,564
Thereafter	—
Total time deposits	$314,981

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2023
Balance	$44,094	$50,000
Maximum indebtedness at any month end	69,343	136,799
Daily average indebtedness outstanding	53,154	55,708
Average rate paid for the year	1.39%	4.55%
Average rate on period-end borrowings	4.59	4.39

2022
Balance	$69,309	$92,018
Maximum indebtedness at any month end	71,847	92,018
Daily average indebtedness outstanding	68,650	17,226
Average rate paid for the year	0.50%	3.01%
Average rate on period-end borrowings	1.82	4.51

(a)
Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $72,012,000 and $92,158,000 and a fair value of $61,650,000 and $79,014,000 and at December 31, 2023 and 2022 respectively. These securities are held in safekeeping at the Federal Reserve Bank of Boston.
(b)
Other short-term borrowings include Federal funds purchased, overnight borrowings from the FHLB and short-term FRB borrowings.

During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. The Bank has five unsecured Federal funds lines granted by correspondent banks totaling $91,000,000. Federal funds purchased under these lines were $0 at both December 31, 2023 and 2022.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within "Restricted investment in stocks" on the Consolidated Balance Sheets. QNB’s FHLB stock was $1,718,000 and $5,181,000 at December 31, 2023 and 2022, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $409,624,000. At December 31, 2023 QNB had $20,000,000 in long-term advances outstanding with the FHLB at fixed rates, no short-term borrowings as reported in Note 9 and a letter of credit issued of $283,000. At December 31, 2022 QNB had $10,000,000 in long-term debt outstanding with the FHLB, $92,018,000 in short term borrowings as reported in Note 9 and a letter of credit of $350,000.

Long-term advances at the FHLB mature as follows:

As of December 31, 2023	Balance Maturing	Weighted-Average Rate
2024	$—	— %
2025	20,000	4.36
2026	—	—
2027	—	—
2028	—	—
Thereafter	—	—
Total long-term debt	$20,000	4.36%

Note 11 - Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2023	2022	2021
Current Federal income taxes	$2,109	$3,543	$3,629
Current state income taxes	83	180	219
Deferred Federal income taxes (benefits)	71	36	21
Deferred state income taxes (benefits)	(15)	(102)	92
Valuation adjustment	(4)	8	—
Net provision	$2,244	$3,665	$3,961

At December 31, 2023 and 2022, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2023	2022
Deferred tax assets
Allowance for credit losses on loans	$1,859	$2,212
Net unrealized holding losses on investment securities available-for-sale	17,692	21,565
Net unrealized holding losses on investment rate swaps	367	—
Fair value adjustment on equity securities	—	10
Non-accrual interest income	170	52
Leasing liability	637	678
Deferred revenue	—	7
Incurred but not reported medical expense	27	28
Bonus	88	128
State net operating loss carryforward	30	—
Other	61	48
Total deferred tax assets	20,931	24,728
Deferred tax liabilities
Deferred loan income	487	459
Depreciation	215	225
Mortgage servicing rights	87	98
Fair value remeasurements on interest rate swap	12	—
Fair value adjustment on equity securities	61	—
Prepaid expenses	203	232
Right of use asset	572	611
Other	—	18
Total deferred tax liabilities	1,637	1,643
Valuation allowance	4	8
Net deferred tax asset	$19,290	$23,077

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets except an $4,000 deferred tax asset related to non-qualified stock option that it is more likely than not that the options will expire unexercised due to the strike price. A valuation allowance was recorded for this amount.

A reconciliation of the tax provision on income before taxes computed at the statutory rates of 21% for 2023, 2022 and 2021 and the actual tax provision was as follows:

Year ended December 31,	2023		2022		2021
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$2,463	21.0%	$4,113	21.0%	$4,295	21.0%
Tax-exempt interest and dividend income	(267)	(2.3)	(504)	(2.6)	(527)	(2.6)
Bank-owned life insurance	(67)	(0.6)	(75)	(0.4)	(104)	(0.5)
Stock-based compensation expense	26	0.2	20	0.1	19	0.1
State income tax	53	0.5	62	0.3	245	1.2
Other	40	0.3	41	0.2	33	0.2
Income tax provision	2,248	19.2	3,657	18.7	3,961	19.4
Valuation Adjustment	(4)	(0.1)	8	0.0	—	—
	$2,244	19.1%	$3,665	18.7%	$3,961	19.4%

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of $376,000, $345,000 and $340,000 for the years ended December 31, 2023, 2022, and 2021, respectively, and a safe harbor contribution of $669,000 for 2023, $606,000 for 2022, and $608,000 for 2021.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2021 Annual Meeting, shareholders approved the 2021 Employee Stock Purchase Plan (the 2021 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2023, 6,630 shares were issued under the 2021 Plan. The 2021 Plan expires May 31, 2026.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2023	2022	2021
Shares	6,630	5,102	4,906
Price per share	$23.10	$29.48 and $24.21	$27.36 and $32.29

QNB implemented the Nonqualified Deferred Compensation Plan (NDCP) during 2023 for the benefit of a select group of its management or highly compensated employees. The purpose of the NDCP is to provide a deferred compensation vehicle to which QNB may credit discretionary amounts on behalf of the participants for recruitment and reward. QNB contributed $108,000 to the NDCP in 2023.

Note 13 - Stock Option Plan and Non-Employee Director Compensation Plan

QNB has a stock option plan (the 2015 Plan) administered by a committee which consists of three or more members of QNB’s Board of Directors. The 2015 Plan provides for the granting of either (i) Non-Qualified Stock Options (NQSOs) or (ii) Incentive Stock Options (ISOs). The exercise price of an option, as defined by the 2015 Plan, is the fair market value of QNB’s common stock at the date of grant. The 2015 Plan provides for the exercise either in cash or in securities of the Company or in any combination thereof. The 2015 Plan, which expires March 15, 2025, authorizes the issuance of 300,000 shares. The time period by which any option is exercisable under this Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. There were 212,550 options granted, 70,175 options forfeited, 20,825 options exercised and 121,550 options outstanding under the 2015 Plan as of December 31, 2023.

As of December 31, 2023, there was approximately $154,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 50 months.

Stock option activity during 2023, 2022, and 2021 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	116,550	$37.42
Exercised	(19,025)	30.97
Forfeited	(8,575)	35.27
Granted	25,000	32.50
Outstanding at December 31, 2021	113,950	37.58
Exercised	—	—
Forfeited	(34,150)	37.07
Granted	29,350	37.26
Outstanding at December 31, 2022	109,150	37.65
Exercised	—	—
Forfeited	(22,600)	43.15
Granted	35,000	29.51
Outstanding at December 31, 2023	121,550	$34.29	3.83	$—
Exercisable at December 31, 2023	41,375	$37.37	0.60	$—

As of December 31, 2023, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	35,000	$29.51	9.13	—	$—
	19,825	32.50	2.13	—	—
	19,650	36.50	1.13	19,650	36.50
	25,350	37.26	3.13	—	—
	21,725	38.15	0.13	21,725	38.15
Outstanding at December 31, 2023	121,550	$34.29	3.83	41,375	$37.37

The intrinsic value related to total stock options exercised during 2023, 2022, and 2021 are as follows:

	2023	2022	2021
Intrinsic value of stock options exercised	$—	$—	$31

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan requires each non-employee director of the QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount of $4,000 by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of December 31, 2023, 1,740 shares were issued to non-employee directors and there were 48,260 shares remaining under the Director Compensation Plan. Stock-based compensation expense related to the Director Compensation Plan was $80,000 for the for the year ended December 31, 2023.

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

Balance, December 31, 2022	$1,762
New loans	1,941
Repayments	(312)
Balance, December 31, 2023	$3,391

The following table provides additional information regarding transactions with related parties.

December 31,	2023	2022
Commitments to extend credit	$1,617	$3,287
Letters of credit	1,696	1,696
Deposits received	6,602	6,101

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2023	2022
Commitments to extend credit and unused lines of credit	$378,954	$339,312
Standby letters of credit	18,820	19,512
Total financial instrument commitments	$397,774	$358,824

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit totaling $16,417,000 expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2023 and 2022 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. A maturity analysis of the operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Operating Leases
2024	$554
2025	534
2026	382
2027	335
2028	274
Thereafter	2,180
Total undiscounted cashflows	4,259
Total discount on cashflows	(1,227)
Total lease liabilities	$3,032

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2023. Operating lease costs, which include common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2023, 2022 and 2021, was $723,000, $712,000 and $749,000, respectively.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2023, 2022 and 2021:

December 31,	2023	2022	2021
Unrealized net holding loss on available-for-sale securities	$(84,247)	$(102,692)	$(4,734)
Unrealized loss on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	—	—	—
Unrealized net holding loss on interest rate swaps	(1,749)	—	—
Accumulated other comprehensive loss	(85,996)	(102,692)	(4,734)
Tax effect*	18,059	21,565	994
Accumulated other comprehensive (loss) income, net of tax	$(67,937)	$(81,127)	$(3,740)

* At tax rates of 21%

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive (loss) income	2023	2022	2021	Affected line item in statement of income
Realized net holding (loss) gain on available-for-sale securities	$(2,058)	$(139)	$18	Net (loss) gain on sales of investment securities
Impairment loss on investment securities	—	—	—	Net impairment loss on investment securities
Fair value remeasurements on fair value hedges	57	—	—	Interest and dividends on investment securities (AFS & Equity)
	(2,001)	(139)	18
Tax effect*	420	29	(4)	Provision for income taxes
Total reclassification out of accumulated other comprehensive (loss) income, net of tax	$(1,581)	$(110)	$14	Net of tax

* At rate of 21%

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasuries	$—	$6,451	$—	$6,451
U.S. Government agency securities	—	74,122	—	74,122
State and municipal securities	—	89,189	—	89,189
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	224,238	—	224,238
Collateralized mortgage obligations (CMOs)	—	89,973	—	89,973
Corporate debt securities and money market funds	—	6,157	52	6,209
Total securities available-for-sale	—	490,130	52	490,182
Equity securities	5,910	—	—	5,910
Total recurring fair value measurements	$5,910	$490,130	$52	$496,092

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$164	$164
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$171	$171

* impairment

December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasuries	$—	$301	$—	$301
U.S. Government agency securities	—	86,709	—	86,709
State and municipal securities	—	95,367	—	95,367
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	—	256,161	—	256,161
Collateralized mortgage obligations (CMOs)	—	101,672	—	101,672
Corporate debt securities	—	6,262	53	6,315
Total securities available-for-sale	—	546,472	53	546,525
Equity securities	12,056	—	—	12,056
Total recurring fair value measurements	$12,056	$546,472	$53	$558,581

Nonrecurring fair value measurements *
Impaired loans	$—	$—	$3,928	$3,928
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$3,929	$3,929

* impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2023	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$164	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Impaired loans	—	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-100%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		2 to 30 yrs
				Prepayment Speeds		104% to 214%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2022	Fair value	Valuation techniques		Unobservable input		Value or range of values
Impaired loans	$3,634	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -100%
				Liquidation expenses	(3)	-10%
Impaired loans	294	Financial statement values for UCC collateral		Financial statement value discounts	(4)	-30 to -100%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2 to 28 yrs
				Prepayment Speeds		113% to 235%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2023	2022
Balance, beginning of year	$53	$75
Payments received	(1)	(22)
Sale of securities	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	—	—
Transfers in and/or out of Level 3	—	—
Balance, end of year	$52	$53

There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2023 and 2022.

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. The market for this security at December 31, 2023 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2023;
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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s single underlying issuer, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year swap rate is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate. The discount rate of 8.33% includes the risk-free rate, a credit component and a spread for illiquidity.

The following information should not be interpreted as an estimate of the fair value of QNB since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful.

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2023 and 2022:

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

The estimated fair values and carrying amounts of QNB’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2023	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$62,657	$62,657	$62,657	$—	$—
Investment securities:
Available-for-sale (1)	490,182	490,182	—	490,130	52
Equity	5,910	5,910	5,910	—	—
Restricted investment in bank stocks	2,730	2,730	—	2,730	—
Loand held for sale	549	560
Net loans	1,084,681	1,077,544	—	—	1,077,544
Mortgage servicing rights	415	585	—	—	585
Accrued interest receivable	6,101	6,101	—	6,101	—

Financial liabilities
Deposits with no stated maturities	$1,173,732	$1,173,732	$1,173,732	$—	$—
Deposits with stated maturities	314,981	311,735	—	311,735	—
Short-term borrowings	94,094	94,094	94,094	—	—
Long-term debt	20,000	19,906	19,906	—	—
Accrued interest payable	5,294	5,294	—	5,294	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	79	—	79	—

(1) Includes derivatives designated as fair value hedging instruments.

			Fair value measurements
December 31, 2022	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,899	$15,899	$15,899	$—	$—
Investment securities:
Available-for-sale	546,525	546,525	—	546,472	53
Equity	12,056	12,056	12,056	—	—
Restricted investment in bank stocks	5,193	5,193	—	5,193	—
Net loans	1,028,854	1,001,103	—	—	1,001,103
Mortgage servicing rights	469	638	—	—	638
Accrued interest receivable	5,038	5,038	—	5,038	—

Financial liabilities
Deposits with no stated maturities	$1,242,920	$1,242,920	$1,242,920	$—	$—
Deposits with stated maturities	175,449	168,554	—	168,554	—
Short-term borrowings	161,327	161,327	161,327	—	—
Long-term debt	10,000	10,000	10,000	—	—
Accrued interest payable	467	467	—	467	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	69	—	69	—

Note 18 - Derivatives and Hedging Activities

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

The following table presents the notional amounts of derivatives designated as fair value hedging instruments at December 31, 2023. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts. QNB did not have any derivatives designated as fair value hedging instruments at December 31, 2022.

	At December 31, 2023
	Interest Rate Swaps-Fair Value Hedges
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$97,373	$(445)
U.S. Government agencies and GSE mortgage backed securities	225,000	343,453	(1,304)
Total	$300,000	$440,826	$(1,749)

The following table presents amounts of included in the Consolidated Statements on Income for derivatives designated as fair value hedging instruments for the year ended December 31, 2023.

For the year ended	December 31,
Income Sheet Classification	2023
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$2,180
Recognized on hedge portfolio	(1,470)
Recognized on remeasurement of fair value hedge	16
U.S. Government agencies and GSE mortgage backed securities
Recognized on fair value hedge	6,517
Recognized on hedge portfolio	(4,483)
Recognized on remeasurement of fair value hedge	41
Total	$2,801

The following table presents amounts included in accumulated other comprehensive (loss) income for derivatives designated as fair value hedging instruments at December 31, 2023.

Balance Sheet Classification	At December 31, 2023
Accumulated other comprehensive loss, net of tax	$(1,382)
Total	$(1,382)

Note 19 - Revenue Recognition from Contracts with Customer

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
•
Retail brokerage and advisory—fee income and related expenses are accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are received in the first month of the quarter for which the service is being performed and recognized evenly in each month of the quarter. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date).
•
Merchant – QNB earns interchange fees from credit/debit cardholder transactions conducted through VISA/MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.
•
Other—includes credit card fees, sales of checks to depositors, miscellaneous fees and gain/losses on sale of other reals estate owned (OREO).
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

Note 20 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2023	2022
Assets
Cash and cash equivalents	$565	$353
Investment securities:
Available-for-sale (amortized cost $6,448 and $299)	6,451	301
Equity securities (cost of $5,695 and $12,091)	5,910	12,056
Investment in subsidiary	77,173	58,140
Other assets	752	146
Total assets	$90,851	$70,996

Liabilities
Other liabilities	$27	$38

Shareholders' equity	90,824	70,958
Total liabilities and shareholders' equity	$90,851	$70,996

Statements of Income
Year ended December 31,	2023	2022	2021
Dividends from subsidiary	$4,407	$4,329	$5,733
Interest, dividend and other income	517	358	386
Securities (losses) gains	(19)	405	1,788
Net unrealized gain (loss) on investment equity securities	250	(1,026)	926
Total income	5,155	4,066	8,833
Expenses	661	496	491
Income before applicable income taxes and equity in undistributed income of subsidiary	4,494	3,570	8,342
Provision for income tax (benefit) expense	(1)	(235)	724
Income before equity in undistributed income of subsidiary	4,495	3,805	7,618
Equity in undistributed income of subsidiary	4,988	12,116	8,874
Net income	$9,483	$15,921	$16,492

Statements of Comprehensive Income	(in thousands)
Year ended December 31,	2023			2022			2021
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,727	$2,244	$9,483	$19,586	$3,665	$15,921	$20,453	$3,961	$16,492
Other comprehensive income/(loss):
Net unrealized holding gain/(loss) on available-for-sale securities:
Unrealized holding gain/(loss) arising during the period	16,388	3,441	12,947	(98,097)	(20,600)	(77,497)	(11,867)	(2,492)	(9,375)
Reclassification adjustment for loss/(gain) included in net income	2,058	432	1,626	139	29	110	(18)	(4)	(14)
Net unrealized holding loss on fair value hedge:
Unrealized holding loss arising during the period	(1,693)	(355)	(1,338)	—	—	—	—	—	—
Reclassification adjustment for fair value remeasurements included in net income	(57)	(12)	(45)	—	—	—	—	—	—
Other comprehensive income/(loss):	16,696	3,506	13,190	(97,958)	(20,571)	(77,387)	(11,885)	(2,496)	(9,389)
Total comprehensive income (loss)	$28,423	$5,750	$22,673	$(78,372)	$(16,906)	$(61,466)	$8,568	$1,465	$7,103

Statements of Cash Flows
Year ended December 31,	2023	2022	2021
Operating Activities
Net income	$9,483	$15,921	$16,492
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(4,988)	(12,116)	(8,874)
Net securities losses (gains)	19	(405)	(1,788)
Net unrealized (gain) loss on investment equity securities	(250)	1,026	(926)
Stock-based compensation expense	185	85	102
Accretion of discounts on investment securities	(174)	(6)	—
(Decrease) increase in other liabilities	(36)	(266)	222
(Increase) decrease in other assets	(122)	(121)	2
Deferred income tax (benefit) provision	42	(285)	265
Net cash provided by operating activities	4,159	3,833	5,495
Investing activities
Purchase of investment equity securities	(2,179)	(1,860)	(4,615)
Purchase of investment securities available-for-sale	(14,275)	(1,193)	—
Proceeds from sale of investment equity securities	8,556	1,594	7,768
Proceeds from maturities of investment securities available-for-sale	7,800	900	—
Capital contribution to Bank	—	—	(2,500)
Net cash (used) provided by investing activities	(98)	(559)	653
Financing activities
Cash dividend paid	(4,671)	(4,498)	(4,375)
Treasury stock purchase	—	(75)	(1,356)
Proceeds from issuance of common stock	822	418	575
Net cash used by financing activities	(3,849)	(4,155)	(5,156)
Increase (decrease) in cash and cash equivalents	212	(881)	992
Cash and cash equivalents at beginning of year	353	1,234	242
Cash and cash equivalents at end of year	$565	$353	$1,234

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2023, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$167,711	13.09%	102,513	8.00%	128,142	10.00%
Bank	154,062	12.20	101,032	8.00	126,290	10.00

Tier I capital (to risk-weighted assets):
Consolidated	158,753	12.39	76,885	6.00	76,885	6.00
Bank	145,104	11.49	75,774	6.00	101,032	8.00

Common equity tier 1 capital (to risk- weighted assets):
Consolidated	158,753	12.39	57,664	4.50	N/A	N/A
Bank	145,104	11.49	56,830	4.50	82,088	6.50

Tier I capital (to average assets):
Consolidated	158,753	8.92	71,185	4.00	N/A	N/A
Bank	145,104	8.18	70,961	4.00	88,701	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$162,725	13.19%	98,701	8.00%	123,376	10.00%
Bank	149,908	12.52	95,796	8.00	119,746	10.00

Tier I capital (to risk-weighted assets):
Consolidated	152,077	12.33	74,025	6.00	74,025	6.00
Bank	139,260	11.63	71,847	6.00	95,796	8.00

Common equity tier 1 capital (to risk- weighted assets):
Consolidated	152,077	12.33	55,519	4.50	N/A	N/A
Bank	139,260	11.63	53,886	4.50	77,835	6.50

Tier I capital (to average assets):
Consolidated	152,077	8.75	69,507	4.00	N/A	N/A
Bank	139,260	8.07	69,009	4.00	86,261	5.00

Note 22 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2023 and 2022 are in the following table:

	Quarters Ended 2023				Quarters Ended 2022
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Interest income	$15,463	$15,865	$18,497	$19,257	$11,809	$12,327	$13,546	$14,739
Interest expense	5,046	6,532	8,284	9,065	1,073	1,224	2,167	3,460
Net interest income	10,417	9,333	10,213	10,192	10,736	11,103	11,379	11,279
(Reversal of) provision for credit losses	(1,805)	209	459	293	—	—	—	(850)
Non-interest income	1,219	1,580	1,755	283	1,611	639	484	2,997
Non-interest expense	8,200	8,492	8,671	8,746	7,813	7,746	7,814	8,119
Income before income taxes	5,241	2,212	2,838	1,436	4,534	3,996	4,049	7,007
Provision for income taxes	1,123	325	494	302	824	647	634	1,560
Net Income	$4,118	$1,887	$2,344	$1,134	$3,710	$3,349	$3,415	$5,447
Earnings Per Share - basic *	$1.15	$0.52	$0.65	$0.31	$1.04	$0.94	$0.96	$1.52
Earnings Per Share - diluted *	$1.15	$0.52	$0.65	$0.31	$1.04	$0.94	$0.96	$1.52

* Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

c)
Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2023 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, none of QNB’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the QNB's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the captions:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the captions:

•
“Compensation Committee Report”
•
“Executive Compensation”
•
“Director Compensation”
•
“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2023. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
2015 Stock option plan	121,550	$34.29	157,625
2021 Employee stock purchase plan	—	—	16,106
Equity compensation plans not approved by QNB shareholders
None	—	—	—
Total	121,550	$34.29	173,731

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the captions:

•
“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the captions:

•
“Certain Relationships and Related Party Transactions”
•
“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the captions:

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
10.1-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)*

10.2-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated bu reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K, SEC File No. 0-17706 filed with the Commission on March 14, 2023)*

10.3-

Change of Control Agreement between Registrant and Jeffrey Lehocky. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on November 3, 2022)*

10.4-

Change of Control Agreement between Registrant and Christopher T. Cattie. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 14, 2016)*

10.5-

Change of Control Agreement between Registrant and Courtney L. Covelens. (Incorporated bu reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K, SEC File No. 0-17706 filed with the Commission on March 14, 2023)*

10.6-

Change of Control Agreement between Registrant and Christina S. McDonald. (Incorporated bu reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K, SEC File No. 0-17706 filed with the Commission on March 14, 2023*

10.7-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)*
10.8-	Amendment to the QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to QNB Corp.’s Form 8-K statement, filed October 31, 2022)*
10.9-	QNB Corp. 2021 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 15, 2021)
10.10	QNB Corp. 2023 Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix A to QNB Corp.'s proxy statement, filed April 11, 2023)*
10.11	QNB Bank Nonqualified Deferred Compensation Plan effective August 1, 2023*
21.1-	Subsidiaries of the Registrant
23.1-	Consent of Independent Registered Public Accounting Firm
31.1-	Section 302 Certification of the Chief Executive Officer
31.2-	Section 302 Certification of the Chief Financial Officer
32.1-	Section 906 Certification of the Chief Executive Officer
32.2-	Section 906 Certification of the Chief Financial Officer

* Indicates compensatory plan or arrangement

The following Exhibits are being furnished ** as part of this report:

No.	Description
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents **
104	Cover page interactive data file (formatted as inline XBRL and continued in Exhibit 101).

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
March 15, 2024
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Dennis Helf	Director, Chairman	March 15, 2024
Dennis Helf

/s/ David W. Freeman	Chief Executive Officer,	March 15, 2024
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 15, 2024
Autumn R. Bayles /s/ Laurie A. Bergman	Director	March 15, 2024
Laurie A Bergman /s/ Randy S. Bimes	Director	March 15, 2024
Randy S. Bimes

/s/ Thomas J. Bisko	Director	March 15, 2024
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 15, 2024
Kenneth F. Brown, Jr.

/s/ Gerald E.Gorski	Director	March 15, 2024
Gerald E. Gorski

/s/ Jennifer L. Mann	Director	March 15, 2024
Jennifer L. Mann

/s/ Ranajoy Ray-Chaudhuri	Director	March 15, 2024
Ranajoy Ray-Chaudhuri

/s/ W. Randall Stauffer	Director	March 15, 2024
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 15, 2024
Scott R. Stevenson

/s/ Jeffrey Lehocky	Chief Financial Officer	March 15, 2024
Jeffrey Lehocky	(Principal Financial Officer)

/s/ Mary E. Liddle	Chief Accounting Officer	March 15, 2024
Mary E. Liddle	(Principal Accounting Officer)