Form 10-Q
period 2024-03-31
QNB CORP
filed 2024-05-09
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2024
Common Stock, par value $0.625	3,664,074

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED March 31, 2024

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$12,470	$11,447
Interest-bearing deposits in banks	38,493	51,210
Total cash and cash equivalents	50,963	62,657
Investments:
Available-for-sale (amortized cost $565,864 and $576,178)	481,596	490,182
Equity securities (cost of $6,032 and $5,695)	6,217	5,910
Restricted investment in stocks	2,730	2,730
Loans held-for-sale	—	549
Loans receivable	1,122,616	1,093,533
Allowance for credit losses on loans	(8,738)	(8,852)
Loans receivable, net	1,113,878	1,084,681
Bank-owned life insurance	11,700	11,946
Premises and equipment, net	14,849	14,952
Accrued interest receivable	6,184	6,101
Net deferred tax assets	19,029	19,290
Other assets	8,935	7,320
Total assets	$1,716,081	$1,706,318

Liabilities
Deposits
Demand, non-interest bearing	$188,260	$185,098
Interest-bearing demand	460,494	462,712
Money market	235,520	222,843
Savings	294,437	303,079
Time less than $100	163,951	149,851
Time $100 through $250	137,895	121,793
Time greater than $250	55,631	43,337
Total deposits	1,536,188	1,488,713
Short-term borrowings	55,088	94,094
Long-term debt	20,000	20,000
Accrued interest payable	3,806	5,294
Other liabilities	7,313	7,393
Total liabilities	1,622,395	1,615,494

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,872,760 shares and 3,861,940
shares issued; 3,664,074 and 3,653,254 shares outstanding	2,420	2,414
Surplus	26,687	26,439
Retained earnings	135,187	133,945
Accumulated other comprehensive loss, net of tax	(66,571)	(67,937)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	93,686	90,824
Total liabilities and shareholders' equity	$1,716,081	$1,706,318

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data - unaudited)	2024	2023
Interest income
Interest and fees on loans	$15,250	$12,714
Interest and dividends on available-for-sale & equity securities:
Taxable	3,325	2,279
Tax-exempt	357	374
Interest on interest-bearing balances and other interest income	637	96
Total interest income	19,569	15,463
Interest expense
Interest on deposits
Interest-bearing demand	2,220	1,377
Money market	2,015	342
Savings	949	1,077
Time less than $100	1,473	382
Time of $100 through $250	1,377	727
Time greater than $250	522	123
Interest on short-term borrowings	625	995
Interest on long-term debt	220	23
Total interest expense	9,401	5,046
Net interest income	10,168	10,417
Provision (reversal) for credit losses on loans	(86)	(1,805)
Net interest income after provision for loan losses	10,254	12,222
Non-interest income
Net gain (loss) on sales and calls of available-for-sale and equity securities	377	(465)
Unrealized (loss) gain on investment equity securities	(30)	57
Fees for services to customers	420	402
ATM and debit card	636	659
Retail brokerage and advisory	93	234
Bank-owned life insurance	94	86
Merchant	99	93
Net gain on sale of loans	15	6
Other	132	147
Total non-interest income	1,836	1,219
Non-interest expense
Salaries and employee benefits	4,974	4,563
Net occupancy	578	540
Furniture and equipment	937	837
Marketing	266	203
Third party services	624	609
Telephone, postage and supplies	126	167
State taxes	100	124
FDIC insurance premiums	345	175
Other	883	982
Total non-interest expense	8,833	8,200
Income before income taxes	3,257	5,241
Provision for income taxes	663	1,123
Net income	$2,594	$4,118
Earnings per share - basic	$0.71	$1.15
Earnings per share - diluted	$0.71	$1.15
Cash dividends per share	$0.37	$0.37
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2024			2023
For the Three Months Ended March 31,	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$3,257	$663	$2,594	$5,241	$1,123	$4,118
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(4,466)	(938)	(3,528)	11,152	2,342	8,810
Reclassification adjustment for losses included in net income (1)	—	—	—	257	54	203
Net unrealized holding gains on fair value hedge:
Unrealized holding gains arising during the period	6,121	1,285	4,836	—	—	—
Reclassification adjustment for fair value remeasurements included in net income (2)	74	16	58	—	—	—
Other comprehensive income:	1,729	363	1,366	11,409	2,396	9,013
Total comprehensive income	$4,986	$1,026	$3,960	$16,650	$3,519	$13,131

(1) Included in Net gain on sales and calls of available-for-sale and equity securities on the Consolidated Statements of Income

(2) Included in Interest and dividends on available-for-sale & equity securities on the Consolidated Statements of Income

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2024 and 2023

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2024	3,653,254	$2,414	$26,439	$133,945	$(67,937)	$(4,037)	$90,824
Net income		—	—	2,594	—	—	2,594
Other comprehensive income, net of tax		—	—	—	1,366	—	1,366
Cash dividends declared ($0.37 per share)		—	—	(1,352)	—	—	(1,352)
Stock issued in connection with dividend reinvestment and stock purchase plan	9,290	5	212	—	—	—	217
Stock issued for Non-Employee Director Compensation	1,530	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	37	—	—	—	37
Balance, March 31, 2024	3,664,074	$2,420	$26,687	$135,187	$(66,571)	$(4,037)	$93,686

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2023	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958
Cumulative change in accounting principle		—	—	857	—	—	857
Balance at January 2, 2023 (as adjusted for change in accounting principle)		2,373	24,798	129,808	(81,127)	(4,037)	71,815
Net income		—	—	4,118	—	—	4,118
Other comprehensive income, net of tax		—	—	—	9,013	—	9,013
Cash dividends declared ($0.37 per share)		—	—	(1,328)	—	—	(1,328)
Stock issued in connection with dividend reinvestment and stock purchase plan	9,083	6	230	—	—	—	236
Stock-based compensation expense	—	—	20	—	—	—	20
Balance, March 31, 2023	3,597,345	$2,379	$25,048	$132,598	$(72,114)	$(4,037)	$83,874

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Three Months Ended March 31,	2024	2023
Operating Activities
Net income	$2,594	$4,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402	412
Reversal of provision for credit losses	(86)	(1,805)
Net (gain) loss on calls and sales of debt and equity securities	(377)	465
Net unrealized loss (gain) on equity securities	30	(57)
Net gain on sale of loans	(15)	(6)
Proceeds from sales of residential mortgages held-for-sale	801	388
Origination of residential mortgages held-for-sale	(237)	(770)
Increase in cash surrender value of bank-owned life insurance	(94)	(86)
Stock-based compensation expense	37	20
Deferred income tax (benefit) expense	(102)	284
Net increase (decrease) in income taxes payable	194	(284)
Net (increase) decrease in accrued interest receivable	(82)	1,613
Fair value remeasurements on interest rate swap	74	—
Amortization of mortgage servicing rights and change in valuation allowance	12	11
Net amortization of premiums and discounts on investment securities	369	482
Net (decrease) increase in accrued interest payable	(1,488)	456
Operating lease payments	(157)	(156)
Increase in other assets	(323)	(343)
Increase (decrease) in other liabilities	53	(663)
Net cash provided by operating activities	1,605	4,079
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	11,338	10,210
Proceeds from the sale of investments available-for-sale	—	9,081
Proceeds from the sale of equity securities	1,210	709
Purchases of investments available-for-sale	(2,967)	—
Purchases of equity securities	(1,170)	(712)
Proceeds from redemption of investment in restricted stock	—	4,944
Purchases of restricted stock	—	(1,849)
Net (increase) decrease in loans	(29,104)	27,961
Net purchases of premises and equipment	(281)	(115)
Redemption of Bank Owned Life Insurance investment	341	—
Net cash (used in) provided by investing activities	(20,633)	50,229
Financing Activities
Net increase (decrease) in non-interest bearing deposits	3,162	(19,590)
Net increase in interest-bearing deposits	44,313	25,811
Net decrease in short-term borrowings	(39,006)	(51,135)
Repayment of long-term debt	—	(10,000)
Cash dividends paid, net of reinvestment	(1,198)	(1,151)
Proceeds from issuance of common stock	63	59
Net cash provided by (used in) financing activities	7,334	(56,006)
Decrease in cash and cash equivalents	(11,694)	(1,698)
Cash and cash equivalents at beginning of year	62,657	15,899
Cash and cash equivalents at end of period	$50,963	$14,201
Supplemental Cash Flow Disclosures
Interest paid	$10,889	$4,590
Net income taxes paid	571	1,123
Non-cash transactions:
Cumulative change in accounting principal	—	857
Unsettled trades for matured securities	1,500	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	369
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2023 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements and has identified the following subsequent event.

Subsequent Event: On April 8, 2024, Visa, Inc. commenced an initial exchange offer for all of its outstanding shares of Class B-1 common stock for a combination of Class B-2 and Class C common shares. The exchange offer is optional for current Class B-1 holders and expires at 11:59 pm on May 3, 2024. QNB has elected to participate in the exchange offer and has submitted the required exchange documents, including a required makewhole agreement pursuant to which participating Class B-1 stockholders agree to reimburse Visa for future obligations relating to certain litigation which, but for participation in the exchange offer, would have otherwise been the responsibility of the Class B-1 stockholder as a result of its ownership of the Class B-1 common stock. QNB currently holds 6,502 Class B-1 common shares with a cost basis of $0. Upon acceptance by Visa, Inc. of QNB's submitted documents, QNB expects to receive 3,251 shares of Class B-2 common shares and 1,290 Class C shares. After a required holding period, the Class C shares are convertible into Class A shares, and, at that time, the Class C shares would become marketable and unrestricted. QNB expects to record a unrealized gain on the Class C shares in the second quarter of 2024 and a reserve of the makewhole agreement.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On March 6, 2024, the Securities and Exchange Commission (SEC) adopted final rules requiring registrants to disclose climate-related information in registration statements and annual reports. These enhanced and standardized disclosures include material climate-related risks, board oversight and risk management activities descriptions, material impacts of these risks on a registrant’s strategy, business model and outlook, and any material climate-related targets or goals.

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

Stock-based compensation expense related to the 2015 Plan was $19,000 and $20,000 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was approximately $259,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 59 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. As of March 31, 2024, there were 252,550 options granted, 167,375 options forfeited, 20,825 options exercised, and 137,275 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Three Months Ended March 31,	2024	2023
Risk free interest rate	3.98%	3.64%
Dividend yield	5.97%	4.80%
Volatility	20.96%	20.36%
Expected life (years)	8.19	8.35

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the three months ended March 31, 2024 and 2023 was $3.08 and $4.11, respectively.

Stock option activity during the three months ended March 31, 2024 and 2023 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	121,550	$34.29
Granted	40,000	23.40
Exercised	—	—
Forfeited	(24,275)	37.69
Outstanding at March 31, 2024	137,275	$30.51	6.00	$31,600
Exercisable at March 31, 2024	45,315	$33.74	2.51	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	109,150	$37.65
Granted	35,000	29.51
Exercised	—	—
Forfeited	(22,600)	43.15
Outstanding at March 31, 2023	121,550	$34.29	4.59	$—
Exercisable at March 31, 2023	41,375	$37.37	1.35	$—

QNB maintains a 2021 Employee Stock Purchase Plan (the "2021 ESPP") offering eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). Stock-based compensation expense related to the 2021 ESPP was $0 and $0 for the three months ended March 31, 2024 and 2023, respectively. The 2021 ESPP authorized the issuance of 30,000 shares. As of March 31, 2024, 13,894 shares were issued under the 2021 ESPP Plan. The 2021 ESPP Plan expires May 31, 2026.

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan requires each non-employee director of the QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount of $4,000 by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of March 31, 2024, 3,270 shares were issued to non-employee directors and there were 46,730 shares remaining under the Plan. Stock-based compensation expense related to the Director Compensation Plan was $18,000 for the three months ended March 31, 2024 and $20,000 for the three months ended March 31, 2023.

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted earnings per share - net income	$2,594	$4,118
Denominator for basic earnings per share - weighted average shares outstanding	3,655,176	3,588,363
Effect of dilutive securities - employee stock options	—	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,655,176	3,588,363
Earnings per share - basic	$0.71	$1.15
Earnings per share - diluted	0.71	1.15

There were 137,275 and 121,550 stock options that were anti-dilutive for the three-month periods ended March 31, 2024 and 2023, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 29, 2021 to up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 0 and 0 shares repurchased during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Unrealized net holding losses on available-for-sale securities	$(88,713)	$(84,247)
Unrealized gains (losses) on available-for-sale securities for which a portion of impairment has been recognized in earnings	—	—
Unrealized net holding gains (losses) on fair value hedge	4,445	(1,749)
Accumulated other loss	(84,268)	(85,996)
Tax effect	17,697	18,059
Accumulated other comprehensive loss, net of tax	$(66,571)	$(67,937)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2024	2023	Affected line item in statement of income
Unrealized net holding losses on available-for-sale securities	$—	$(257)	Net gain (loss) on sales of investments available-for-sale
Impairment on investment securities	—	—	Net impairment on investment securities
Fair value remeasurements on fair value hedges	(74)	—	Interest and dividends on available-for-sale & equity securities
	(74)	(257)
Tax effect	16	54	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$(58)	$(203)	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2024 and December 31, 2023 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
March 31, 2024	value	gains	losses	gains (1)	cost
U.S. Treasury	$5,455	$—	$(1)	$—	$5,456
U.S. Government agency	73,529	—	(11,423)	—	84,952
State and municipal	89,554	—	(19,816)	1,299	108,071
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	220,271	—	(40,093)	3,146	257,218
Collateralized mortgage obligations (CMOs)	86,564	—	(16,893)	—	103,457
Corporate debt and money market funds	6,223	10	(497)	—	6,710
Total investment debt securities available-for-sale	$481,596	$10	$(88,723)	$4,445	$565,864

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2023	value	gains	losses	losses (1)	cost
U.S. Treasury	$6,451	$3	$—	$—	$6,448
U.S. Government agency	74,122	—	(10,828)	—	84,950
State and municipal	89,189	—	(18,714)	(445)	108,348
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	224,238	—	(37,831)	(1,304)	263,373
Collateralized mortgage obligations (CMOs)	89,973	—	(16,383)	—	106,356
Corporate debt and money market funds	6,209	2	(496)	—	6,703
Total investment debt securities available-for-sale	$490,182	$5	$(84,252)	$(1,749)	$576,178

(1) See Note 12

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2024 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments of the underlying loans.

March 31, 2024	Fair value	Amortized cost
Due in one year or less	$7,567	$7,606
Due after one year through five years	58,360	65,933
Due after five years through ten years	39,424	44,892
Due after ten years	69,410	86,758
	174,761	205,189
Residential mortgage-backed securities	220,271	257,218
Collateralized mortgage obligations	86,564	103,457
Total	$481,596	$565,864

Proceeds from sales of investment securities available-for-sale were approximately $0 and $9,081,000 for the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024 and December 31, 2023, investment securities available-for-sale totaling approximately $251,927,000 and $289,935,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended March 31,
	2024	2023
Gross realized gains	$—	$—
Gross realized losses	—	(257)
Impairment	—	—
Total net gains (losses) on AFS securities	$—	$(257)

The tax applicable to the net realized gains for both of the three-month periods ended March 31, 2024 and 2023 was $0 and $54,000, respectively.

QNB follows the accounting guidance in FASB ASC 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive income. No credit impairments were recognized on debt securities during the three months ended March 31, 2024 and 2023, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	securities	value	losses	value	losses	value	losses
U.S. Treasury	6	$2,970	$(1)	$—	$—	$2,970	$(1)
U.S. Government agency	39	—	—	73,529	(11,423)	73,529	(11,423)
State and municipal	190	—	—	87,967	(19,816)	87,967	(19,816)
U.S. Government agencies and sponsored enterprises (GSEs):		—	—
Mortgage-backed	164	—	—	217,140	(40,093)	217,140	(40,093)
Collateralized mortgage obligations (CMOs)	125	—	—	86,564	(16,893)	86,564	(16,893)
Corporate debt and money market funds	4	—	—	6,089	(497)	6,089	(497)
Total	528	$2,970	$(1)	$471,289	$(88,722)	$474,259	$(88,723)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	securities	value	losses	value	losses	value	losses
U.S. Treasury	1	$494	$—	$—	$—	$494	$—
U.S. Government agency	39	—	—	74,122	(10,828)	74,122	(10,828)
State and municipal	191	380	—	89,238	(18,714)	89,618	(18,714)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	165	1	—	225,500	(37,831)	225,501	(37,831)
Collateralized mortgage obligations (CMOs)	126	—	—	89,973	(16,383)	89,973	(16,383)
Corporate debt and money markets	4	—	—	6,101	(496)	6,101	(496)
Total	526	$875	$—	$484,934	$(84,252)	$485,809	$(84,252)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for impairment and considers the current economic conditions, interest rates and the bond rating of each security. The unrealized losses at March 31, 2024 in U.S. Treasury, U.S. Government agency securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of March 31, 2024. This security has a total amortized cost of approximately $59,000 and a fair value of $52,000. The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At March 31, 2024 and December 31, 2023, QNB had $6,217,000 and $5,910,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,

	2024	2023
Net (loss) gains recognized during the period on equity securities	$347	$(151)
Less: Net (losses) gains recognized during the period on equity securities sold during the period	377	(208)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(30)	$57

Taxes applicable to the net gains (losses) recognized for the three months ended March 31, 2024 resulted in an expense of $96,000 compared to a benefit of $44,000 for the three months ended March 31, 2023. Proceeds from sales of investment equity securities were $1,210,000 and $709,000 for the three months ended March 31, 2024 and 2023, respectively.

7. RESTRICTED INVESTMENT IN STOCKS

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $1,718,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B stock with a carrying cost of $0 and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at March 31, 2024. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 6,502 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-1 stock will be converted to Visa Class A shares using a conversion factor (1.5875 as of September 28, 2023), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B-1 stock does not have a readily determinable fair value. In April 2024, QNB submitted documents to accept an initial exchange offer commenced by Visa, Inc. to exchange Class B-1 common shares for Class B-2 commons share and Class C common shares. For additional information, see Note 1 - Basis of Presentations/Subsequent Event.

The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for impairment periodically. As of March 31, 2024, there was no impairment associated with these shares.

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

1.
Concentrations: The Company adjusts historic loss for concentrations in the current commercial portfolio that were not present during the down-turn of economic cycle.
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

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for credit losses on loans in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP.) If circumstances differ substantially from the current calculation, future adjustments to the allowance for credit losses on loans may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

Major classes of loans are as follows:

	March 31,	December 31,
	2024	2023
Commercial:
Commercial and industrial	$148,356	$137,086
Construction and land development	117,535	116,173
Real estate secured by multi-family properties	110,402	109,193
Real estate secured by owner-occupied properties	164,828	160,695
Real estate secured by other commercial properties	276,049	265,101
Revolving real estate secured by 1-4 family properties-business	6,483	5,442
Real estate secured by 1st lien on 1-4 family properties-business	102,339	103,572
Real estate secured by junior lien on 1-4 family properties-business	2,964	3,445
State and political subdivisions	17,970	18,708
Retail:
1-4 family residential mortgages	108,883	108,906
Construction-individual	—	—
Revolving home equity secured by 1-4 family properties-personal	44,619	34,231
Real estate secured by 1st lien on 1-4 family properties-personal	7,385	11,981
Real estate secured by junior lien on 1-4 family properties-personal	11,540	15,625
Student loans	1,605	1,662
Overdrafts	166	194
Other consumer	1,784	1,757
Total loans	1,122,908	1,093,771
Net unearned (fees) costs	(292)	(238)
Allowance for credit losses on loans	(8,738)	(8,852)
Loans receivable, net	$1,113,878	$1,084,681

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2024 and December 31, 2023:

	Term Loans by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$5,300	$17,527	$13,503	$7,630	$4,978	$11,942	$84,958	$145,838
Special mention	—	1,296	—	—	—	—	—	1,296
Substandard	—	—	—	—	—	77	1,145	1,222
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$5,300	$18,823	$13,503	$7,630	$4,978	$12,019	$86,103	$148,356
Construction and land development:
Risk rating
Pass	$11,164	$42,245	$32,119	$14,684	$3,432	$8,366	$—	$112,010
Special mention	—	5,484	—	—	—	—	—	5,484
Substandard	—	—	—	—	—	41	—	41
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$11,164	$47,729	$32,119	$14,684	$3,432	$8,407	$—	$117,535
Real estate secured by multi-family properties:
Risk rating
Pass	$1,847	$11,096	$28,575	$23,084	$9,709	$33,253	$—	$107,564
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,838	—	2,838
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$1,847	$11,096	$28,575	$23,084	$9,709	$36,091	$—	$110,402
Real estate secured by owner-occupied properties:
Risk rating
Pass	$2,554	$17,969	$29,344	$26,595	$18,423	$63,716	$—	$158,601
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,227	—	6,227
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$2,554	$17,969	$29,344	$26,595	$18,423	$69,943	$—	$164,828
Real estate secured by other commercial properties:
Risk rating
Pass	$2,220	$32,822	$54,981	$42,094	$17,605	$125,561	$—	$275,283
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	766	—	766
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$2,220	$32,822	$54,981	$42,094	$17,605	$126,327	$—	$276,049
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$6,483	$6,483
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$6,483	$6,483

	Term Loans by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$2,173	$14,496	$27,490	$20,030	$9,667	$27,610	$—	$101,466
Special mention	—	—	—	136	—	—	—	136
Substandard	—	—	—	188	—	549	—	737
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$2,173	$14,496	$27,490	$20,354	$9,667	$28,159	$—	$102,339
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$80	$552	$576	$193	$569	$973	$—	$2,943
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	21	—	—	—	—	21
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$80	$552	$597	$193	$569	$973	$—	$2,964
State and political subdivisions:
Risk rating
Pass	$48	$705	$—	$4,239	$16	$12,962	$—	$17,970
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$48	$705	$—	$4,239	$16	$12,962	$—	$17,970
Total Commercial Loans:
Risk rating
Pass	$25,386	$137,412	$186,588	$138,549	$64,399	$284,383	$91,441	$928,158
Special mention	—	6,780	—	136	—	—	—	6,916
Substandard	—	—	21	188	—	10,498	1,145	11,852
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$25,386	$144,192	$186,609	$138,873	$64,399	$294,881	$92,586	$946,926

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$20,473	$14,439	$8,574	$5,913	$8,626	$7,175	$70,716	$135,916
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,170	1,170
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$20,473	$14,439	$8,574	$5,913	$8,626	$7,175	$71,886	$137,086
Construction and land development:
Risk rating
Pass	$46,171	$43,472	$14,630	$3,434	$4,028	$4,395	$—	$116,130
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	43	—	43
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$46,171	$43,472	$14,630	$3,434	$4,028	$4,438	$—	$116,173
Real estate secured by multi-family properties:
Risk rating
Pass	$10,826	$28,858	$23,430	$9,808	$5,804	$27,609	$—	$106,335
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	704	2,154	—	2,858
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$10,826	$28,858	$23,430	$9,808	$6,508	$29,763	$—	$109,193
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,430	$29,576	$26,908	$18,693	$12,239	$53,030	$—	$154,876
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—		—	—	5,819	—	5,819
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$14,430	$29,576	$26,908	$18,693	$12,239	$58,849	$—	$160,695
Real estate secured by other commercial properties:
Risk rating
Pass	$32,297	$44,526	$42,582	$17,798	$28,947	$98,173	$—	$264,323
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	778	—	778
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$32,297	$44,526	$42,582	$17,798	$28,947	$98,951	$—	$265,101
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,442	$5,442
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,442	$5,442
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$14,697	$28,596	$20,890	$9,794	$8,441	$20,262	$—	$102,680
Special mention	—	—	137	—	—	—	—	137
Substandard	—	189	—	—	423	143	—	755
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$14,697	$28,785	$21,027	$9,794	$8,864	$20,405	$—	$103,572

Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$558	$604	$542	$580	$40	$934	$—	$3,258
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	187	—	187
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$558	$604	$542	$580	$40	$1,121	$—	$3,445
State and political subdivisions:
Risk rating
Pass	$707	$—	$4,247	$18	$5,444	$8,292	$—	$18,708
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$707	$—	$4,247	$18	$5,444	$8,292	$—	$18,708
Total Commercial Loans:
Risk rating
Pass	$140,159	$190,071	$141,803	$66,038	$73,569	$219,870	$76,158	$907,668
Special mention	—	—	137	—	—	—	—	137
Substandard	—	189	—	—	1,127	9,124	1,170	11,610
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$140,159	$190,260	$141,940	$66,038	$74,696	$228,994	$77,328	$919,415

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2024 and December 31, 2023:

	Term Loans by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$1,275	$12,590	$14,521	$30,100	$20,068	$29,425	$—	$107,979
Nonperforming	—	—	—	—	—	904	—	904
Total 1-4 family residential mortgages	$1,275	$12,590	$14,521	$30,100	$20,068	$30,329	$—	$108,883
Construction-individual:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$—	$—	$—	$—	$—	$—
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$44,329	$44,329
Nonperforming	—	—	—	—	—	—	290	290
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$44,619	$44,619
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$162	$801	$1,165	$1,321	$977	$2,848	$—	$7,274
Nonperforming	—	—	—	—	—	111	—	111
Total real estate secured by 1st lien on 1-4 family properties-personal	$162	$801	$1,165	$1,321	$977	$2,959	$—	$7,385
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$1,123	$3,742	$1,010	$1,129	$1,128	$3,390	$—	$11,522
Nonperforming	—	—	18	—	—	—	—	18
Total real estate secured by junior lien on 1-4 family properties-personal	$1,123	$3,742	$1,028	$1,129	$1,128	$3,390	$—	$11,540
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,594	$—	$1,594
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,605	$—	$1,605
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$166	$166
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$166	$166
Other consumer:
Payment performance
Performing	$248	$711	$251	$192	$70	$83	$194	$1,749
Nonperforming	—	—	—	—	—	35	—	35
Total other consumer	$248	$711	$251	$192	$70	$118	$194	$1,784
Total Retail Loans:
Payment performance
Performing	$2,808	$17,844	$16,947	$32,742	$22,243	$37,340	$44,689	$174,613
Nonperforming	—	—	18	—	—	1,061	290	1,369
Total Retail Loans	$2,808	$17,844	$16,965	$32,742	$22,243	$38,401	$44,979	$175,982

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,641	$14,635	$30,495	$20,304	$4,526	$25,500	$—	$108,101
Nonperforming	—	—	—	—	—	805	—	805
Total 1-4 family residential mortgages	$12,641	$14,635	$30,495	$20,304	$4,526	$26,305	$—	$108,906
Construction-individual:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$—	$—	$—	$—	$—	$—
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$33,936	$33,936
Nonperforming	—	—	—	—	—	—	295	295
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$34,231	$34,231
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,591	$1,613	$2,933	$1,030	$931	$2,767	$—	$11,865
Nonperforming	—	—	—	—	—	116	—	116
Total real estate secured by 1st lien on 1-4 family properties-personal	$2,591	$1,613	$2,933	$1,030	$931	$2,883	$—	$11,981
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$6,438	$1,613	$2,184	$1,180	$676	$3,515	$—	$15,606
Nonperforming	—	19	—	—	—	—	—	19
Total real estate secured by junior lien on 1-4 family properties-personal	$6,438	$1,632	$2,184	$1,180	$676	$3,515	$—	$15,625
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,645	$—	$1,645
Nonperforming	—	—	—	—	—	17	—	17
Total student loans	$—	$—	$—	$—	$—	$1,662	$—	$1,662
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$194	$194
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$194	$194
Other consumer:
Payment performance
Performing	$793	$290	$245	$89	$73	$41	$189	$1,720
Nonperforming	—	—	—	—	—	37	—	37
Total other consumer	$793	$290	$245	$89	$73	$78	$189	$1,757
Total Retail Loans:
Payment performance
Performing	$22,463	$18,151	$35,857	$22,603	$6,206	$33,468	$34,319	$173,067
Nonperforming	—	19	—	—	—	975	295	1,289
Total Retail Loans	$22,463	$18,170	$35,857	$22,603	$6,206	$34,443	$34,614	$174,356

Revolving home equity lines of credit secured by 1-4 family properties termed out during 2024 and 2023 were $1,215,000 and $4,534,000; all of which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2024 and December 31, 2023:

March 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$23	$—	$—	$23	$148,333	$148,356
Construction and land development	794	—	—	794	116,741	117,535
Real estate secured by multi-family properties	—	—	—	—	110,402	110,402
Real estate secured by owner-occupied properties	468	—	186	654	164,174	164,828
Real estate secured by other commercial properties	992	—	—	992	275,057	276,049
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	6,483	6,483
Real estate secured by 1st lien on 1-4 family properties-business	—	223	—	223	102,116	102,339
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	2,964	2,964
State and political subdivisions	—	—	—	—	17,970	17,970
Retail:
1-4 family residential mortgages	704	—	476	1,180	107,703	108,883
Construction-individual	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	19	—	129	148	44,471	44,619
Real estate secured by 1st lien on 1-4 family properties-personal	95	—	—	95	7,290	7,385
Real estate secured by junior lien on 1-4 family properties-personal	—	—	18	18	11,522	11,540
Student loans	—	—	—	—	1,605	1,605
Overdrafts	21	—	—	21	145	166
Other consumer	1	—	—	1	1,783	1,784
Total	$3,117	$223	$809	$4,149	$1,118,759	$1,122,908

December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$77	$—	$—	$77	$137,009	$137,086
Construction and land development	—	—	—	—	116,173	116,173
Real estate secured by multi-family properties	—	—	—	—	109,193	109,193
Real estate secured by owner-occupied properties	186	—	—	186	160,509	160,695
Real estate secured by other commercial properties	9,675	—	—	9,675	255,426	265,101
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,442	5,442
Real estate secured by 1st lien on 1-4 family properties-business	323	—	—	323	103,249	103,572
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,445	3,445
State and political subdivisions	—	—	—	—	18,708	18,708
Retail:
1-4 family residential mortgages	433	381	481	1,295	107,611	108,906
Construction-individual	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	56	—	129	185	34,046	34,231
Real estate secured by 1st lien on 1-4 family properties-personal	—	96	—	96	11,885	11,981
Real estate secured by junior lien on 1-4 family properties-personal	—	—	18	18	15,607	15,625
Student loans	—	11	6	17	1,645	1,662
Overdrafts	21	2	—	23	171	194
Other consumer	—	8	—	8	1,749	1,757
Total	$10,771	$498	$634	$11,903	$1,081,868	$1,093,771

As previously discussed, the Company maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. When placing a loan on non-accrual status, management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. All non-accrual loans, except student loans, are individually evaluated for an allowance for credit losses ("ACL"). This ACL is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less costs to sell if the loan is collateral dependent.

An allowance for credit losses is established for a non-accrual loan if its carrying value exceeds its estimated fair value. The estimated fair values of the majority of the Company’s non-accrual loans are measured based on the estimated fair value of the loan’s collateral less costs to sell.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes individually evaluated, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following tables discloses the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2024 and December 31, 2023:

March 31, 2024	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$252	$32	$284
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	348	—	348
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	904	—	904
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	20	270	290
Real estate secured by 1st lien on 1-4 family properties-personal	—	111	—	111
Real estate secured by junior lien on 1-4 family properties-personal	—	18	—	18
Student loans	—	11	—	11
Other consumer	—	35	—	35
Total	$—	$1,699	$302	$2,001

December 31, 2023	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	175	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	805	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	21	274	295
Real estate secured by 1st lien on 1-4 family properties-personal	—	116	—	116
Real estate secured by junior lien on 1-4 family properties-personal	—	19	—	19
Student loans	—	17	—	17
Other consumer	—	37	—	37
Total	$—	$1,468	$472	$1,940

QNB recognized interest income of $24,000 and $14,000 on non-accrual loans during the three months ended March 31, 2024 and 2023, respectively.

The following table presents the collateral-dependent loans by loan category at March 31, 2024:

March 31, 2024	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$252	$32	$284
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	348	—	—	348
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	904	—	—	904
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	185	—	105	290
Real estate secured by 1st lien on 1-4 family properties-personal	111	—	—	111
Real estate secured by junior lien on 1-4 family properties-personal	18	—	—	18
Other consumer	—	35	—	35
Total	$1,566	$287	$137	$1,990

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2023	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	175	—	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	805	—	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	185	—	110	295
Real estate secured by 1st lien on 1-4 family properties-personal	116	—	—	116
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19
Other consumer	—	37	—	37
Total	$1,300	$315	$308	$1,923

Activity in the allowance for credit losses on loans for the three months ended March 31, 2024 and 2023 are as follows:

For the Three Months Ended March 31, 2024	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$823	$119	$—	$12	$954
Construction and land development	1,252	22	—	—	1,274
Real estate secured by multi-family properties	1,735	18	—	—	1,753
Real estate secured by owner-occupied properties	1,001	(12)	—	—	989
Real estate secured by other commercial properties	1,167	36	—	—	1,203
Revolving real estate secured by 1-4 family properties-business	27	4	—	—	31
Real estate secured by 1st lien on 1-4 family properties-business	1,507	(210)	—	2	1,299
Real estate secured by junior lien on 1-4 family properties-business	14	(2)	—	—	12
State and political subdivisions	55	(8)	—	—	47
Retail:
1-4 family residential mortgages	427	(34)	—	—	393
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	138	27	—	—	165
Real estate secured by 1st lien on 1-4 family properties-personal	182	(35)	—	—	147
Real estate secured by junior lien on 1-4 family properties-personal	105	(32)	—	—	73
Student loans	369	(17)	(6)	4	350
Overdrafts	16	23	(33)	8	14
Other consumer	34	8	(8)	—	34
Total	$8,852	$(93)	$(47)	$26	$8,738

For the Three Months Ended March 31, 2023	Beginning balance prior to adoption of ASC 326	Impact of adopting ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,316	$(70)	$(940)	$—	$593	$899
Construction and land development	755	(10)	4	—	—	749
Real estate secured by multi-family properties	995	684	(102)	—	—	1,577
Real estate secured by owner-occupied properties	1,549	(374)	(203)	—	—	972
Real estate secured by other commercial properties	2,458	(1,128)	(239)	—	—	1,091
Revolving real estate secured by 1-4 family properties-business	25	7	2	—	—	34
Real estate secured by 1st lien on 1-4 family properties-business	1,210	490	(430)	—	3	1,273
Real estate secured by junior lien on 1-4 family properties-business	30	(14)	242	—	—	258
State and political subdivisions	94	(20)	(19)	—	—	55
Retail:
1-4 family residential mortgages	682	(196)	(81)	—	—	405
Construction-individual	1	—	—	—	—	1
Revolving home equity secured by 1-4 family properties-personal	299	(7)	(43)	—	—	249
Real estate secured by 1st lien on 1-4 family properties-personal	57	15	(8)	—	—	64
Real estate secured by junior lien on 1-4 family properties-personal	55	29	(9)	—	2	77
Student loans	454	12	(17)	(3)	2	448
Overdrafts	8	3	31	(43)	10	9
Other consumer	41	(8)	29	(32)	—	30
Unallocated	502	(502)	—	N/A	N/A	—
Total	$10,531	$(1,089)	$(1,783)	$(78)	$610	$8,191

Since the implementation of ASC 326 on January 1, 2023, the Company measures loan modifications to borrowers in financial distress as a troubled debt modification ("TDM"). A TDM could involve principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or exchanging or paying off existing debt for new debt with the Company. Any amount forgiven would be charged to the allowance for credit losses. There were no TDMs in 2024 or 2023.

The Company has three loans secured by residential real estate totaling $273,000 for which foreclosure proceedings are in process at March 31, 2024.
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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2024:

March 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Treasury securities	$—	$5,455	$—	$5,455
U.S. Government agency securities	—	73,529	—	73,529
State and municipal securities (1)	—	89,554	—	89,554
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	220,271	—	220,271
Collateralized mortgage obligations (CMOs)	—	86,564	—	86,564
Corporate debt securities and money market funds	—	6,171	52	6,223
Total debt securities available-for-sale	—	481,544	52	481,596
Equity securities	6,217	—	—	6,217
Total recurring fair value measurements	$6,217	$481,544	$52	$487,813

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$165	$165
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$166	$166

December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Treasuries	$—	$6,451	$—	$6,451
U.S. Government agency securities	—	74,122	—	74,122
State and municipal securities (1)	—	89,189	—	89,189
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	224,238	—	224,238
Collateralized mortgage obligations (CMOs)	—	89,973	—	89,973
Corporate debt securities	—	6,157	52	6,209
Total debt securities available-for-sale	—	490,130	52	490,182
Equity securities	5,910	—	—	5,910
Total recurring fair value measurements	$5,910	$490,130	$52	$496,092

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$164	$164
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$171	$171

(1) Includes derivatives designated as fair value hedging instruments as discussed in Note 12

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three months ended March 31, 2024. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month period ended March 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2024	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$165	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2 to 30 years
				Prepayment speeds		94% to 178%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2023	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$164	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		2 to 30 yrs
				Prepayment speeds		104% to 214%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2024 and 2023:

	Fair value measurements using significant unobservable inputs (Level 3)
	2024	2023
Balance, January 1,	$52	$53
Payments received	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	(1)
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$52	$52

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at March 31, 2024 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2024;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 8.12% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2024 and December 31, 2023:

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

Collateral Dependent Loans (generally collateral value less cost to sell): Collateral dependent loans are loans for which the Company has measured generally based on the fair value of the loan’s collateral, less cost to sell. The value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2024	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,963	$50,963	$50,963	$—	$—
Investment securities:
Available-for-sale (1)	481,596	481,596	—	481,544	52
Equities	6,217	6,217	6,217	—	—
Restricted investment in stocks	2,730	2,730	—	2,730	—
Net loans	1,113,878	1,100,014	—	—	1,100,014
Mortgage servicing rights	410	594	—	—	594
Accrued interest receivable	6,184	6,184	—	6,184	—

Financial liabilities
Deposits with no stated maturities	$1,178,711	$1,178,711	$1,178,711	$—	$—
Deposits with stated maturities	357,477	352,960	—	352,960	—
Short-term borrowings	55,088	55,088	55,088	—	—
Long-term debt	20,000	19,858	19,858	—	—
Accrued interest payable	3,806	3,806	—	3,806	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	60	—	60	—

			Fair value measurements
December 31, 2023	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$62,657	$62,657	$62,657	$—	$—
Investment securities:
Available-for-sale (1)	490,182	490,182	—	490,130	52
Equity	5,910	5,910	5,910	—	—
Restricted investment in bank stocks	2,730	2,730	—	2,730	—
Loans held for sale	549	560
Net loans	1,084,681	1,077,544	—	—	1,077,544
Mortgage servicing rights	415	585	—	—	585
Accrued interest receivable	6,101	6,101	—	6,101	—

Financial liabilities
Deposits with no stated maturities	$1,173,732	$1,173,732	$1,173,732	$—	$—
Deposits with stated maturities	314,981	311,735	—	311,735	—
Short-term borrowings	94,094	94,094	94,094	—	—
Long-term debt	20,000	19,906	19,906	—	—
Accrued interest payable	5,294	5,294	—	5,294	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	79	—	79	—

(1) Includes derivatives designated as fair value hedging instruments as discussed in Note 12

10. COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance credit losses on unused commitments of $112,000 at March 31, 2024 and $106,000 at December 31, 2024, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Company's financial instrument commitments is as follows:

	March 31,	December 31,
	2024	2023
Commitments to extend credit and unused lines of credit	$383,941	$378,954
Standby letters of credit	17,808	18,820
Total financial instrument commitments	$401,749	$397,774

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $15,365,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2024 and December 31, 2023 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. There were no lease renewals during the three months ended March 31, 2024.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2024, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$169,099	12.87%	$105,143	8.00%	$131,429	10.00%
Bank	155,045	11.98	103,510	8.00	129,388	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$160,249	12.19	78,858	6.00	78,858	6.00
Bank	146,195	11.30	77,633	6.00	103,510	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	160,249	12.19	59,143	4.50	N/A	N/A
Bank	146,195	11.30	58,225	4.50	84,102	6.50

Tier 1 capital (to average assets):
The Company	160,249	9.01	71,143	4.00	N/A	N/A
Bank	146,195	8.28	70,590	4.00	88,237	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$167,711	13.09%	102,513	8.00%	128,142	10.00%
Bank	154,062	12.20	101,032	8.00	126,290	10.00

Tier 1 capital (to risk-weighted assets):
The Company	158,753	12.39	76,885	6.00	76,885	6.00
Bank	145,104	11.49	75,774	6.00	101,032	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	158,753	12.39	57,664	4.50	N/A	N/A
Bank	145,104	11.49	56,830	4.50	82,088	6.50

Tier 1 capital (to average assets):
The Company	158,753	8.92	71,185	4.00	N/A	N/A
Bank	145,104	8.18	70,961	4.00	88,701	5.00

12. DERIVATIVES AND HEDGING ACTIVITIES

QNB's risk management objective with respect to derivative financial instruments is to hedge the risk of changes in the fair value of certain fixed-rate investment securities, included in a closed portfolio, for changes in the Secured Overnight Financing Rate ("SOFR"). The effective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income, net of tax, and are reclassified to interest income as interest payments are made or received on the hedged portfolios. QNB assesses the effectiveness of each hedging relationship using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item. In the assessment of hedge effectiveness, QNB will consider the likelihood of the counterparty's compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk). If the likelihood that the counterparty will not default ceases to be probable, the hedge may no longer be highly effective and hedge ineffectiveness due to counterparty payment risk will be assessed.

The following tables present the notional amounts of derivatives designated as fair value hedging instruments at March 31, 2024, and December 31, 2023. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	Interest Rate Swaps-Fair Value Hedges
	At March 31, 2024			At December 31, 2023
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$97,208	$1,299	$75,000	$97,373	$(445)
U.S. Government agencies and GSE mortgage backed securities	225,000	335,668	3,146	225,000	343,453	(1,304)
Total	$300,000	$432,876	$4,445	$300,000	$440,826	$(1,749)

The following table presents amounts included in the Consolidated Statements on Income for derivatives designated as fair value hedging instruments for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,
Income Sheet Classification	2024	2023
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$1,010	$—
Recognized on hedge portfolio	(668)	—
Recognized on remeasurement of fair value hedge	(18)	—
U.S. Government agencies and GSE mortgage backed securities
Recognized on fair value hedge	2,996	—
Recognized on hedge portfolio	(2,037)	—
Recognized on remeasurement of fair value hedge	(56)	—
Total	$1,227	$—

The following table presents amounts included in accumulated other comprehensive gain (loss) income for derivatives designated as fair value hedging instruments at March 31, 2024 and December 31, 2023.

	Interest Rate Swaps-Fair Value Hedges
Balance Sheet Classification	At March 31, 2024	At December 31, 2023
Net unrealized holding gains (losses) on fair value hedge, net of tax	$3,512	$(1,382)
Total	$3,512	$(1,382)

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, including the risk factors identified in Item 1A of QNB’s 2023 Form 10-K, could affect the future financial results of QNB and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•
Volatility in interest rates and shape of the yield curve;
•
Credit risk;
•
Liquidity risk;
•
Operating, legal and regulatory risks;
•
Economic, political and competitive forces affecting QNB’s business, including the effects of inflation;
•
The effects of unforeseen external events, including acts of terrorism, natural disasters, and pandemics; and
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2024 of $2,594,000, or $0.71 per share on a diluted basis, compared to net income of $4,118,000, or $1.15 per share on a diluted basis, for the same period in 2023. The Bank contributed $2,331,000 to net income for the three months ended March 31, 2024 compared to $4,287,000 for the same period 2023; and the holding company contributed $263,000 to net income for the three months ended March 31, 2024 compared to a negative $169,000 for the same period 2023. The results at the Bank were primarily due to net interest margin compression, a decrease in the amount of reversal in the provision for credit losses on loans and commitments and an increase in non-interest expense. The results at the holding company are due primarily to gains on sales of equity securities included in the investment portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.59% and 6.53%, respectively, for the quarter ended March 31, 2024 compared with 0.97% and 10.81%, respectively, for the quarter ended March 31, 2023.

Total assets as of March 31, 2024 were $1,716,081,000, compared with $1,706,318,000 at December 31, 2023. Loans receivable at March 31, 2024 were $1,122,616,000, a $29,083,000 increase from $1,093,533,000 at December 31, 2023. Total deposits of $1,536,188,000 at March 31, 2024 increased $47,475,000 compared with total deposits of $1,488,713,000 at December 31, 2023.

Results for the three months ended March 31, 2024 include the following significant components:

•
Net interest income decreased $249,000, or 2.39%, to $10,168,000 for the three months ended March 31, 2024.

•
Net interest margin on a tax-equivalent basis decreased 16 basis points to 2.39% for the quarter compared to 2.55% for the same period 2023.
•
QNB reversed $93,000 in its provision for credit losses on loans for the quarter ended March 31, 2024 compared with a reversal of $1,783,000 for the same period in 2023.
•
Non-interest income increased $617,000, to $1,836,000 for the first quarter compared with the same period in 2023. Excluding realized and unrealized gains (losses) on securities and gains on sales of loans, non-interest income decreased $147,000, or 9.1%, to $1,474,000 for the quarter compared with the same period in 2023.
•
Non-interest expense increased $633,000 to $8,833,000 for the quarter compared to the same period in 2023.
•
Total non-performing loans, comprised of loans on non-accrual status, were $2,001,000, or 0.18% of loans receivable at March 31, 2024, compared to $1,940,000, or 0.18% of loans receivable at December 31, 2023. Net loan charge-offs for the three months ended March 31, 2024 were $21,000, compared with recoveries of $532,000 for the same period in 2023.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Total interest income	$19,569	$15,463
Total interest expense	9,401	5,046
Net interest income	10,168	10,417
Tax-equivalent adjustment	141	150
Net interest income (fully taxable-equivalent)	$10,309	$10,567

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$6,782	5.33%	$90	$269	1.49%	$1
U.S. Government agencies	84,951	1.17	248	101,943	1.11	283
State and municipal	108,173	3.42	924	111,150	2.23	621
Mortgage-backed and CMOs	365,983	2.59	2,373	417,137	1.62	1,685
Corporate debt securities and money market funds	6,707	5.59	94	6,636	4.40	73
Equities	6,019	3.71	56	12,096	3.39	101
Total investment securities	578,615	2.62	3,785	649,231	1.70	2,764
Loans:
Commercial real estate	775,135	5.34	10,300	681,615	4.52	7,602
Residential real estate	108,922	3.92	1,066	105,698	3.55	937
Home equity loans	62,269	6.81	1,055	56,645	6.23	870
Commercial and industrial	140,293	7.50	2,615	152,756	8.22	3,096
Consumer loans	3,644	8.10	73	4,089	6.73	68
Tax-exempt loans	18,641	3.82	177	20,591	3.49	177
Total loans, net of unearned income*	1,108,904	5.54	15,286	1,021,394	5.06	12,750
Other earning assets	46,645	5.51	639	7,001	5.71	99
Total earning assets	1,734,164	4.57	19,710	1,677,626	3.77	15,613
Cash and due from banks	12,769			12,881
Allowance for loan losses	(8,946)			(9,937)
Other assets	40,598			38,597
Total assets	$1,778,585			$1,719,167
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$321,904	0.80%	643	$317,615	0.39%	302
Municipals	131,887	4.81	1,577	111,954	3.89	1,075
Money market	227,872	3.56	2,015	130,627	1.06	342
Savings	298,353	1.28	949	406,072	1.08	1,077
Time < $100	157,712	3.76	1,473	101,208	1.53	382
Time $100 through $250	127,613	4.34	1,377	97,617	3.02	727
Time > $250	49,756	4.22	522	27,723	1.80	123
Total interest-bearing deposits	1,315,097	2.62	8,556	1,192,816	1.37	4,028
Short-term borrowings	87,441	2.88	625	134,918	2.99	995
Long-term debt	20,000	4.36	220	5,833	1.57	23
Total interest-bearing liabilities	1,422,538	2.66	9,401	1,333,567	1.53	5,046
Non-interest-bearing deposits	182,595			221,948
Other liabilities	13,713			9,149
Shareholders' equity	159,739			154,503
Total liabilities and shareholders' equity	$1,778,585			$1,719,167
Net interest rate spread		1.91%			2.24%
Margin/net interest income		2.39%	$10,309		2.55%	$10,567

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three months ended March 31, 2024 and 2023.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended
	March 31, 2024 compared
	to March 31, 2023
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$89	$24	$65
U.S. Government agencies	(35)	(47)	12
State and municipal	303	(16)	319
Mortgage-backed and CMOs	688	(207)	895
Corporate debt securities and money market funds	21	1	20
Equities	(45)	(50)	5
Total Investment securities (AFS & Equity)	1,021	(295)	1,316
Loans:
Commercial real estate	2,698	1,116	1,582
Residential real estate	129	29	100
Home equity loans	185	95	90
Commercial and industrial	(481)	(229)	(252)
Consumer loans	5	(7)	12
Tax-exempt loans	—	(16)	16
Total Loans	2,536	988	1,548
Other earning assets	540	563	(23)
Total interest income	4,097	1,256	2,841
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	341	7	334
Municipals	502	203	299
Money market	1,673	261	1,412
Savings	(128)	(279)	151
Time < $100	1,091	218	873
Time $100 through $250	650	231	419
Time > $250	399	99	300
Total interest-bearing deposits	4,528	740	3,788
Short-term borrowings	(370)	(345)	(25)
Long-term debt	197	56	141
Total interest expense	4,355	451	3,904
Net interest income	$(258)	$805	$(1,063)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the first quarter of 2024 were $1,734,164,000, an increase of $56,538,000, or 3.4%, from the first quarter of 2023, with average loans increasing $87,510,000, or 8.6%, average other interest earning assets increasing $39,644,000, primarily interest-earnings cash at the Federal Reserve Bank, and average investment securities decreasing $70,616,000, or 10.9%, over the same period in 2023. Cash generated from repayments on the investment portfolio supported loan growth. Average loans as a percent of average earning assets was 63.9% for the first quarter of 2024, compared with 60.9% for the first quarter of 2023. On the funding side, average deposits increased $82,928,000, or 5.9%, to $1,497,692,000 for the first quarter of 2024 primarily due to an increase in time deposits and money market products. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements, short-term Federal Reserve Bank ("FRB") borrowing and over-night FHLB borrowings, decreased $47,477,000 to $87,441,000 during the first quarter of 2024 compared to $134,918,000 for the same period in 2023.

The net interest margin for the first quarter of 2024 decreased 16 basis points to 2.39% from 2.55% for the same period in 2023. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. The increases in interest rates starting in March 2022 have compressed the net interest margin as QNB had been liability sensitive; QNB entered into interest rate hedging derivatives during the second quarter of 2023 moving QNB to be asset sensitive. The swap added 28 basis points to the net interest margin for the first quarter of 2024. The net interest margin is expected to improve as loans and deposits reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $4,097,000, or 26.2%, to $19,710,000 for the first quarter of 2024; total interest expense increased $4,355,000 to $9,401,000.

The yield on earning assets on a tax-equivalent basis increased 80 basis points to 4.57% for the first quarter of 2024, from 3.77% for the first quarter of 2023. The cost of interest-bearing liabilities was 2.66% for the first quarter of 2024, compared with 1.53% for the same period in 2023.

Interest income on investment securities (available-for-sale and equity) increased $1,021,000 when comparing the quarters ended March 31, 2024 and 2023. The average yield on the investment portfolio was 2.62% for the first quarter of 2024 compared with 1.70% for the same period in 2023, an increase of 92 basis points of which the interest rate swaps contributed 85 basis points.

The yield on U.S. Treasury securities was 5.33% for the first quarter of 2024 compared to 1.49% for the same period in 2023. The yield on U.S. Government agency securities increased six basis points offset by a decrease in average balances of $16,992,000, for a net reduction in interest income of $35,000.

Interest income on municipal securities, which are primarily tax-exempt, increased $303,000 due to a 119 basis-point increase in rate, partly offset by a $2,977,000 decrease in average balances. The rate and interest income increases on municipal securities was positively impacted by the interest rate swap, contributing to 120 basis points of the increase in rate. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs increased $688,000 while average balances decreased $51,154,000 and yield increased 97 basis points. The rate and interest income increases on mortgage-backed securities were positively impacted by the interest rate swap, contributing 99 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

The dividend yield on equities increased 32 basis points as average balances decreased $6,077,000. Proceeds from sales of equities were reinvested in higher yielding treasury securities.

Income on loans increased $2,536,000 to $15,286,000 when comparing the first quarters of 2024 and 2023, with an $87,510,000 increase in average balances contributing to an increase in interest income of $988,000 and a 48-basis point increase in yield contributing to a $1,548,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $2,698,000 when comparing the first quarters of 2024 and 2023, primarily due to an 82-basis point increase in rate from 4.52% in 2023 to 5.34% and increased average balances of $93,520,000, or 13.7%.

Income on commercial and industrial loans decreased $481,000 when comparing the first quarters of 2024 and 2023. The average yield on these loans decreased 72 basis points to 7.50% resulting in a decrease in income of $252,000; average balances decreased $12,463,000, to $140,293,000 for the first quarter of 2024 resulting in a $229,000 decrease in interest income. The first quarter of 2023 included interest recovered on a nonaccrual loan that paid off; without this interest, the rate was 7.42% for the 2023 period. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income remained level at $177,000 for the first quarter of 2024 compared to the same period in 2023. Average balances decreased $1,950,000, or 9.5%, to $18,641,000 for the first quarter of 2024. The yield on municipal loans increased 33 basis points, to 3.82% for the first quarter of 2024, compared with the same period in 2023.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $129,000 when comparing the first quarter of 2024 to the same period in 2023. Average residential mortgage loan balances increased by $3,224,000, or 3.1%, to $108,922,000 for the first quarter of 2024 compared to the same period in 2023, which contributed a $29,000 increase in interest income.

The average yield on the portfolio increased 37 basis points and contributed an increase of $100,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2024 period by $5,624,000 to $62,269,000; interest income increased $185,000 as the average yield increased 58 basis points to 6.81%. The yield on the consumer portfolio increased 137 basis points to 8.10% for the first quarter of 2024 and there was a $445,000 decrease in average balances resulting in a net $5,000 increase in interest income. The decrease in student loan balances of $470,000 was partially offset by an increase in consumer installment loans.

Earning assets are funded by deposits and borrowed funds. Interest expense increased $4,355,000, when comparing the first quarter of 2024 to the same period in 2023. QNB experienced an increase in all deposit categories except non-interest-bearing checking and savings accounts. Average non-interest-bearing demand accounts decreased $39,353,000 to $182,595,000 for the first quarter of 2024. Average savings balances decreased $107,719,000 to $298,353,000. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average interest-bearing demand accounts increased $4,289,000, or 1.4%, to $321,904,000 for the first quarter of 2024 and the average rate paid on these deposits increased 41 basis points; interest expense on interest-bearing demand accounts increased $341,000 to $643,000 for the same period. Average money market accounts increased $97,245,000, or 74.4%, to $227,872,000 for the first quarter of 2024 compared with the same period in 2023. Interest expense on money market accounts increased $1,673,000 to $2,015,000, and the average interest rate paid on money market accounts increased 250 basis points to 3.56% for the first quarter of 2024. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts increased $502,000 to $1,577,000 for the first quarter of 2024. The average interest rate paid on municipal interest-bearing demand accounts increased 92 basis points to 4.81% for the first quarter of 2024 over the same quarter of 2023, and average balances increased $19,933,000, or 17.8%, to $131,887,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts decreased $128,000 when comparing the first quarter of 2024 to the same quarter of 2023. The average interest rate paid on savings accounts increased 20 basis points to 1.28% for the first quarter of 2024. When comparing these same periods, average savings accounts decreased $107,719,000, or 26.5%, to $298,353,000 for the first quarter of 2024 primarily due to decreases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2024 of $217,409,000 compared to $304,409,000 in the same period of 2023. The average yield paid on these accounts was 1.71% for the first quarter of 2024 and 1.35% for the same period in 2023. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $20,719,000 when comparing the first quarter of 2024 to the same period in 2023.

Interest expense on time deposits totaled $3,372,000 for the first quarter of 2024 compared to $1,232,000 in 2023. Average total time deposits increased $108,533,000 to $335,081,000 for the first quarter of 2024. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 186 basis points from 2.19% to 4.05% when comparing the first quarter of 2024 to the same period in 2023.

Approximately $303,251,000, or 85%, of time deposits at March 31, 2024 will mature over the next 12 months. The average rate paid on these time deposits is approximately 4.49%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers, overnight FHLB borrowing and short-term FRB borrowing. Interest expense on short-term borrowings decreased $370,000 for the first quarter of 2024 to $625,000 when compared to the same period in 2023. When comparing these same periods, average balances decreased $47,477,000 to $87,441,000. The yield on customer repos increased 52 basis points for the first quarter of 2024 to 1.58%. There were no FHLB borrowings during 2024. The yield on the short-term FHLB borrowing was 4.84% for the first quarter of 2023 and average balances were $59,742,000. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. The FRB borrowings were paid off during the first quarter of 2024 but carried an average balance of $40,110,000 for the first quarter of 2024 compared to an average balance of $8,889,000 for the same period in 2023. During the second quarter of 2023, QNB borrowed long-term debt of $20,000,000 to lock in borrowing at a lower yield than short-term borrowings.

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

Based on this analysis, QNB reversed $93,000 in the provision for credit losses for the three months ended March 31, 2024, through the allowance for credit losses on loans, compared to a reversal of $1,783,000 through the provision for credit losses for the same period in 2023. QNB recorded a provision of $7,000 for the allowance for credit losses for unused commitments in the three months ended March 31, 2024 compared to a reversal of $22,000 for the same period in 2023.

QNB's allowance for credit losses on loans of $8,738,000 represents 0.78% of loans receivable at March 31, 2024 compared with an allowance for credit losses on loans of $8,852,000 or 0.81% of loans receivable, at December 31, 2023, and $8,191,000, or 0.81%, at March 31, 2023. Management believes the allowance for credit losses on loans at March 31, 2024 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net charge-offs were $21,000 for the three months ended March 31, 2024 compared to net recoveries of $532,000 for the three months ended March 31, 2023. Charge-offs consisted of overdrafts of $33,000 and student and other consumer loans of $14,000. Recoveries of approximately $26,000 during the three months ended March 31, 2024 consisted of $18,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $8,000. Annualized net charge-offs as a percentage of average loans receivable were 0.01% for the three months ended March 31, 2024, compared to annualized net recoveries of 0.21% for the three months ended March 31, 2023.

Non-performing assets were $2,001,000 at March 31, 2024 compared to $1,940,000 as of December 31, 2023 and $4,561,000 at March 31, 2023. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 0.18% of loans receivable at March 31, 2024, 0.18% at December 31, 2023, and 0.45% of loans receivable at March 31, 2023. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At March 31, 2024, $1,192,000, or approximately 60%, of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $11,852,000, an increase of $242,000 from the $11,610,000 reported at December 31, 2023 and a decrease of $1,727,000, or 12.7%, from the $13,579,000 reported at March 31, 2023. The increase in classified loans since December 31, 2023 was due to two relationships downgraded, partially offset by repayments; and the decrease since March 31, 2023 is primarily due to repayments and pay-offs on existing substandard loans.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2024, December 31, 2023, or March 31, 2023. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.37% of loans receivable at March 31, 2024 compared with 1.15% at December 31, 2023, and 0.60% at March 31, 2023. The December 31, 2023 past-dues included one large relationship past maturity and in the process of refinancing.

There were no troubled debt modifications identified during the three months ended March 31, 2024 or 2023. QNB had no other real estate owned or repossessed assets at March 31, 2024, December 31, 2023 or March 31, 2023.

A loan is considered collateral dependent, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining if a loan is collateral dependent include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not collateral dependent. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Deficiency is measured on a loan-by-loan basis for all non-accrual loans, except student loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2024	2023	2023
Non-accrual loans	$2,001	$1,940	$4,561
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	—	—	—
Total non-performing loans	2,001	1,940	4,561
Total non-performing assets	$2,001	$1,940	$4,561

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,108,836	$1,040,121	$1,021,265
Total loans	1,122,616	1,093,533	1,011,956

Allowance for credit losses on loans	8,738	8,852	8,191

Allowance for loan losses to:
Non-performing loans	436.68%	456.29%	179.59%
Total loans (excluding held-for-sale)	0.78%	0.81%	0.81%
Average total loans (excluding held-for-sale)	0.79%	0.85%	0.80%

Non-performing loans / total loans (excluding held-for-sale)	0.18%	0.18%	0.45%
Non-performing assets / total assets	0.12%	0.11%	0.28%

An analysis of net loan charge-offs (recoveries) for the three months ended March 31, 2024 compared to 2023 is as follows:

	For the Three Months Ended March 31,
	2024	2023
Net charge-offs (recoveries)	$21	$(532)

Net annualized charge-offs (recoveries) to:
Total loans	0.01%	(0.21%)
Average total loans excluding held-for-sale	0.01%	(0.21%)
Allowance for loan losses	0.96%	(26.05%)

At March 31, 2024 and December 31, 2023, the recorded investment in loans for which impairment has been identified totaled $1,990,000 and $1,923,000 of which $1,688,000 and $1,451,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $302,000 and $472,000 at March 31, 2024 and December 31, 2023, respectively, and the related allowance for loan losses associated with these loans was $137,000 and $308,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended March 31,		Change from prior year
	2024	2023	Amount	Percent
Net gain on sales of investment securities	$377	$(465)	$842	-181.1%
Unrealized gain (loss) on investment equity securities	(30)	57	(87)	(152.6)
Fees for services to customers	420	402	18	4.5
ATM and debit card	636	659	(23)	(3.5)
Retail brokerage and advisory	93	234	(141)	(60.3)
Bank-owned life insurance	94	86	8	9.3
Merchant	99	93	6	6.5
Net gain on sale of loans	15	6	9	150.0
Other	132	147	(15)	(10.2)
Total	$1,836	$1,219	$617	50.6%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2024 was $1,836,000, an increase of $617,000, compared to $1,219,000 for the first quarter of 2023. Excluding realized and unrealized gains (losses) on securities and loans, non-interest income decreased $147,000, or 9.1%, to $1,474,000 for the quarter ended March 31, 2024 compared with the same period in 2023.

During the first quarter of 2024, unrealized losses on investment equity securities of $30,000 were recorded compared to unrealized gains of $57,000 in the same period of 2023. The unrealized losses and gains for the three months ended March 31, 2024 and 2023 resulted from the change in the fair value of the equities included in the investment portfolio. The equities portfolio comprises blue-chip large-capitalized stocks, providing a year-to-date taxable equivalent dividend yield of 3.71%. The estimated cumulative contribution (realized and unrealized net gains (losses), plus dividends) of the equity portfolio to earnings per share from January 1, 2011 through March 31, 2024 is $2.57 per diluted share. Details of the equity portfolio’s contribution to net income since January 1, 2017 is detailed in the following table.

Net Income (Expense) on Equity Securities
	For the Year Ended December 31,							For the Three Months Ended March 31,
	2017	2018	2019	2020	2021	2022	2023	2024	2023

Equity Securities:
Tax-equivalent dividends*	$249	$300	$274	$392	$437	$399	$320	$56	$101
Net gain (loss) on sales	1,557	(79)	1,781	585	1,788	405	(19)	377	(208)
Impairment	(80)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Unrealized (loss) gain	N/A	(336)	770	(47)	926	(1,026)	250	(30)	57
Tax-equivalent income before tax	1,726	(115)	2,825	930	3,151	(222)	551	403	(50)
Tax expense (benefit)*	700	(33)	816	269	910	(64)	159	111	(14)
Net income	$1,026	$(82)	$2,009	$661	$2,241	$(158)	$392	$292	$(36)

Earnings per share - basic	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$0.11	$0.08	$(0.01)
Earnings per share - diluted	$0.30	$(0.02)	$0.57	$0.19	$0.63	$(0.04)	$0.11	$0.08	$(0.01)
Tax-equivalent yield*	3.49%	3.08%	3.31%	3.54%	3.02%	3.32%	4.22%	3.71%	3.39%

*Based on Federal tax rates of 21%.

QNB originates residential mortgage loans for sale in the secondary market. Net gains on sale of loans was $15,000 for first quarter of 2024; compared to $6,000 in the first quarter of 2023. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination.

Fees for services to customers increased $18,000 to $420,000 for the first quarter of 2024, due primarily to an increase in net overdraft income of $6,000 and other deposit fees of $18,000. ATM and debit card income decreased $23,000 to $636,000 for the first quarter of 2024, compared to the same period in 2023.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees decreased for the first quarter of 2024 compared to the same period in 2023. Advisory fees decreased $98,000 for the first quarter of 2024 compared with the same period in 2023 and transactional fees decreased $43,000 due to a decrease in client balances following employee turnover.

Other non-interest income decreased $15,000 primarily due to a reduction in mortgage services fees of $10,000.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended March 31,		Change from prior year
	2024	2023	Amount	Percent
Salaries and employee benefits	$4,974	$4,563	$411	9.0%
Net occupancy	578	540	38	7.0
Furniture and equipment	937	837	100	11.9
Marketing	266	203	63	31.0
Third-party services	624	609	15	2.5
Telephone, postage and supplies	126	167	(41)	(24.6)
State taxes	100	124	(24)	(19.4)
FDIC insurance premiums	345	175	170	97.1
Other	883	982	(99)	(10.1)
Total	$8,833	$8,200	$633	7.7%

Quarter to Quarter Comparison

Total non-interest expense was $8,833,000 for the first quarter of 2024, an increase of $633,000 compared to the first quarter of 2023.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $411,000, or 9.0%, to $4,974,000 when comparing the two quarters. Salary expense and related payroll taxes increased $178,000 to $4,145,000 during the first quarter of 2024 compared to the same period in 2023 due to pay increases and filling open positions. Medical and dental premiums, net of employee contributions, increased $180,000 when comparing the two quarters due to medical claims. Retirement and post-retirement costs increased $50,000.

Net occupancy and furniture and equipment expenses combined increased $138,000, or 10.0%, when comparing the first quarters of 2024 and 2023. This is due primarily to increased software maintenance expense. Marketing expense increased $63,000, or 31.0%, to $266,000 for the quarter ended March 31, 2024, due to timing of promotions and community support donations.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $15,000. Telephone, postage and supplies expense decreased $41,000 primarily due to a reduction in postage and mailing expenses as there was an increase in the use of electronic delivery. State taxes decreased $24,000, or 19.4%, due to the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums increased $170,000 due to an increase in the assessment rate.

Other non-interest expense decreased $99,000, or 10.1%, due to a $161,000 decrease in write-offs primarily due to fraud on customer accounts, partly offset by an increase in debit card expense of $53,000 and business development costs of $24,000.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2024, QNB’s net deferred tax asset was $19,029,000. The primary components of deferred taxes are deferred tax assets of which $18,630,000 relates to investment securities fair value adjustments and $1,835,000 relates to the allowance for credit losses on loans, partly offset by a deferred tax liability on interest rate swap fair value adjustments of $933,000. As of December 31, 2023, QNB’s net deferred tax asset was $19,290,000 of which $17,692,000 is related to investment securities fair value adjustment and $1,859,000 relates to the allowance for credit losses on loans. The decrease in the balance of net deferred tax assets when comparing March 31, 2024 to December 31, 2023 of $261,000 is due to the unrealized gains on interest rate swaps contributing a reduction of $1,300,000, partly offset by a reduction in unrealized losses on available for sale securities contributing $938,000.

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

Applicable income tax expense was $663,000 for the quarter ended March 31, 2024, compared to $1,123,000 for the quarter and March 31, 2023. The effective tax rate for the first quarter ended March 31, 2024 was 20.4% compared with 21.4% for the same period in 2023.

The decrease in the effective tax rate for the three months ended March 31, 2024 is due to the state income tax at the parent company and a lower proportion of tax-exempt net interest income to income before taxes for 2024 over 2023.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Rate competition for quality loans is anticipated to continue through 2024. It is also anticipated that the rate competition for attracting and retaining deposits may increase in the remainder of 2024, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2024 were $1,716,081,000 compared with $1,706,318,000 at December 31, 2023. Cash and cash equivalents decreased $11,694,000 from $62,657,000 at December 31, 2023 to $50,963,000 at March 31, 2024.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $8,586,000, due to maturities and prepayments of $11,338,000; this was partly offset by purchases of $2,967,000 and improvement in the fair value mark of $1,728,000.

Loans receivable increased $29,083,000 with commercial loans increasing $27,511,000 to $946,926,000 at March 31, 2024, compared with $919,415,000 at year-end 2023.

Deposits grew $47,475,000 from December 31, 2023 to March 31, 2024. Non-interest-bearing demand deposits increased $3,162,000, with balances of $188,260,000 at March 31, 2024 compared with $185,098,000 at year-end 2023. Interest-bearing demand balances, excluding municipal deposits, increased $4,877,000 to $334,829,000, with increases in both personal and business interest-bearing checking products. The $12,677,000 increase in money market accounts was primarily to a new premium money market product offered to both personal and business customers. The $8,642,000 decrease in savings was primarily due to declines in the E-Savings on-line product as some of these funds moved to higher-yield certificates of deposit or the new premium money market accounts. Total time deposits increased $42,496,000 from December 31, 2023 to March 31, 2024 as customers took advantage of higher-yielding time deposits, moving from lower-yielding products. Municipal deposit balances decreased $7,095,000, to $125,665,000, during the first three months of 2024. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased 41.5%, from $94,094,000 at December 31, 2023 to $55,088,000 at March 31, 2024. Commercial sweep accounts increased $10,994,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%, there are no pre-payment penalties; these borrowing were paid off during the first quarter of 2024. During the three months ended March 31, 2023, QNB borrowed long-term debt from the FHLB of $20,000,000 to lock in a low yield.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2024 the Bank had a maximum borrowing availability with the FHLB of approximately $388,484,000, which is net of long-term borrowing outstanding of $20,000,000, a $283,000 letter of credit and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At March 31, 2024 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $20,522,000 since December 31, 2023, totaling $538,776,000 at March 31, 2024. The reduction in the liquid sources of funds is primarily due to maturities and sales of available-for-sale securities. Growth in deposits provided cash flows of $47,475,000 and net proceeds from available-for-sale investment activities provided $8,371,000; combined, the proceeds enabled the net paydown on short-term borrowings of $39,006,000 and funding for the net growth in loans of $29,104,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $251,927,000 and $289,935,000 of available-for-sale debt securities at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2024 was $93,686,000, or 5.46% of total assets, compared with shareholders' equity of $90,824,000, or 5.32% of total assets, at December 31, 2023. Shareholders’ equity at March 31, 2024 included a negative adjustment of $66,571,000 compared to a negative adjustment of $67,937,000 at December 31, 2023, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale and gains on fair value hedges, net of tax. Without these adjustments, shareholders' equity to total assets would have been 8.99% and 8.95% at March 31, 2024 and December 31, 2023, respectively.

Average shareholders' equity and average total assets were $159,739,000 and $1,778,585,000 for the three months ended March 31, 2024, an increase of 3.4% and 3.5%, respectively, from the averages for the three months ended March 31, 2023. The ratio of average total equity to average total assets was 8.98% for the three months ended March 31, 2024 compared to 8.99% for the same period in 2023.

Retained earnings at March 31, 2024 were impacted by three months of net income totaling $2,594,000 offset by dividends declared and paid of $1,352,000 for the three-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $217,000 to capital during the three months ended March 31, 2024.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2024, 102,000 shares have been repurchased since the initial authorization at an average price of $24.93 and a total cost of $2,543,000.

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

The following table sets forth consolidated information for QNB:

	March 31,	December 31,
Capital Analysis	2024	2023
Regulatory Capital
Shareholders' equity	$93,686	$90,824
Net unrealized securities losses, net of tax	66,571	67,937
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	160,249	158,753

Tier 1 capital	160,249	158,753
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,850	8,958
Total regulatory capital	$169,099	$167,711
Risk-weighted assets	$1,314,292	$1,281,418
Quarterly average assets for leverage capital purposes	$1,778,577	$1,779,619

	March 31,	December 31,
Capital Ratios	2024	2023
Common equity tier I capital / risk-weighted assets	12.19%	12.39%
Tier 1 capital / risk-weighted assets	12.19	12.39
Total regulatory capital / risk-weighted assets	12.87	13.09
Tier 1 capital / average assets (leverage ratio)	9.01	8.90

At March 31, 2024, common equity Tier 1, Tier 1 capital, and total regulatory capital ratios slightly decreased since December 31, 2023. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2024.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2024 is asset sensitive. Management expects that market interest rates may increase over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2024 and 2023 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2024	2023
+300	7.43%	-8.93%
+200	4.96%	-5.88%
+100	2.52%	-2.91%
-100	-3.28%	2.37%
-200	-7.97%	2.62%
-300	-13.74%	1.40%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At March 31, 2024, QNB had two derivatives designated as fair value hedging instruments, these interest rate swaps had a notional value of $300,000,000.

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

March 31, 2024

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended March 31, 2024. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2024 through January 31, 2024	—	$—	—	98,000
February 1, 2024 through February 29, 2024	—	—	—	98,000
March 1, 2024 through March 31, 2024	—	—	—	98,000
Total	—	$—	—	98,000

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2024, no director or officer of QNB adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

QNB Corp.

Date: May 9, 2024	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: May 9, 2024	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank