Form 10-Q
period 2024-09-30
QNB CORP
filed 2024-11-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, par value $0.625	3,686,442

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED September 30, 2024

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$17,084	$11,447
Interest-bearing deposits in banks	87,148	51,210
Total cash and cash equivalents	104,232	62,657
Investments:
Available-for-sale (amortized cost $584,642 and $576,178)	510,036	490,182
Equity securities (cost of $1,416 and $5,695)	2,760	5,910
Restricted investment in stocks	4,085	2,730
Loans held-for-sale	294	549
Loans receivable	1,171,361	1,093,533
Allowance for credit losses on loans	(8,987)	(8,852)
Loans receivable, net	1,162,374	1,084,681
Bank-owned life insurance	11,858	11,946
Premises and equipment, net	17,000	14,952
Accrued interest receivable	4,472	6,101
Net deferred tax assets	16,841	19,290
Other assets	7,611	7,320
Total assets	$1,841,563	$1,706,318

Liabilities
Deposits
Demand, non-interest bearing	$190,240	$185,098
Interest-bearing demand	541,116	462,712
Money market	242,017	222,843
Savings	272,276	303,079
Time less than $100	178,055	149,851
Time $100 through $250	154,966	121,793
Time greater than $250	47,614	43,337
Total deposits	1,626,284	1,488,713
Short-term borrowings	22,918	94,094
Long-term debt	30,000	20,000
Subordinated debt	39,030	—
Accrued interest payable	4,738	5,294
Other liabilities	13,253	7,393
Total liabilities	1,736,223	1,615,494

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,895,128 shares and 3,861,940
shares issued; 3,686,442 and 3,653,254 shares outstanding	2,435	2,414
Surplus	27,278	26,439
Retained earnings	138,271	133,945
Accumulated other comprehensive loss, net of tax	(58,607)	(67,937)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	105,340	90,824
Total liabilities and shareholders' equity	$1,841,563	$1,706,318

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data - unaudited)	2024	2023	2024	2023
Interest income
Interest and fees on loans	$16,736	$13,833	$47,976	$39,399
Interest and dividends on available-for-sale & equity securities:
Taxable	3,550	3,443	10,289	8,179
Tax-exempt	355	362	1,071	1,101
Interest on interest-bearing balances and other interest income	1,304	859	2,523	1,146
Total interest income	21,945	18,497	61,859	49,825
Interest expense
Interest on deposits
Interest-bearing demand	2,721	2,437	7,230	5,390
Money market	2,132	1,527	6,196	2,913
Savings	896	1,038	2,769	3,208
Time less than $100	1,846	947	5,027	1,960
Time of $100 through $250	1,777	996	4,790	2,676
Time greater than $250	573	377	1,709	767
Interest on short-term borrowings	186	740	1,010	2,518
Interest on long-term debt	364	222	918	430
Interest on subordinated debt	323	—	323	—
Total interest expense	10,818	8,284	29,972	19,862
Net interest income	11,127	10,213	31,887	29,963
Provision (reversal) for credit losses	159	459	187	(1,137)
Net interest income after provision (reversal) for credit losses	10,968	9,754	31,700	31,100
Non-interest income
Net gain (loss) on sales and calls of available-for-sale and equity securities	224	131	(495)	185
Unrealized gain (loss) on equity securities	143	(138)	1,129	(654)
Fees for services to customers	469	421	1,316	1,237
ATM and debit card	691	685	2,032	2,048
Retail brokerage and advisory	139	219	358	655
Bank-owned life insurance	80	81	252	245
Merchant	84	99	266	298
Net gain on sale of loans	19	4	32	5
Other	118	253	378	535
Total non-interest income	1,967	1,755	5,268	4,554
Non-interest expense
Salaries and employee benefits	4,650	4,971	14,662	14,309
Net occupancy	540	594	1,653	1,683
Furniture and equipment	991	910	2,874	2,665
Marketing	197	216	691	678
Third party services	661	592	1,946	1,837
Telephone, postage and supplies	120	134	369	434
State taxes	149	60	465	244
FDIC insurance premiums	341	274	1,028	745
Other	987	920	2,715	2,768
Total non-interest expense	8,636	8,671	26,403	25,363
Income before income taxes	4,299	2,838	10,565	10,291
Provision for income taxes	961	494	2,168	1,942
Net income	$3,338	$2,344	$8,397	$8,349
Earnings per share - basic	$0.91	$0.65	$2.29	$2.32
Earnings per share - diluted	$0.91	$0.65	$2.29	$2.32
Cash dividends per share	$0.37	$0.37	$1.11	$1.11
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
	2024			2023
For the Three Months Ended September 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$4,299	$961	$3,338	$2,838	$494	$2,344
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains(losses) arising during the period	18,464	3,568	14,896	(19,229)	(4,038)	(15,191)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Net unrealized holding (losses) gains on fair value hedge:
Unrealized holding (losses) gains arising during the period	(10,846)	(2,300)	(8,546)	8,350	1,753	6,597
Reclassification adjustment for fair value remeasurements included in net income	(150)	(31)	(119)	26	5	21
Other comprehensive income (loss)	7,468	1,237	6,231	(10,853)	(2,280)	(8,573)
Total comprehensive income (loss)	$11,767	$2,198	$9,569	$(8,015)	$(1,786)	$(6,229)

For the Nine Months Ended September 30,	2024			2023
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$10,565	$2,168	$8,397	$10,291	$1,942	$8,349
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	13,526	2,531	10,995	(15,206)	(3,193)	(12,013)
Reclassification adjustment for gains included in net income	1,096	230	866	257	54	203
Net unrealized holding (losses) gains on fair value hedge:
Unrealized holding (losses) gains arising during the period	(3,104)	(674)	(2,430)	10,559	2,217	8,342
Reclassification adjustment for fair value remeasurements included in net income	(128)	(27)	(101)	64	13	51
Other comprehensive income (loss)	11,390	2,060	9,330	(4,326)	(909)	(3,417)
Total comprehensive income	$21,955	$4,228	$17,727	$5,965	$1,033	$4,932

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2024 and 2023
					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, July 1, 2024	3,677,967	$2,429	$27,036	$136,295	$(64,838)	$(4,037)	$96,885
Net income		—	—	3,338	—	—	3,338
Other comprehensive income, net of tax		—	—	—	6,231	—	6,231
Cash dividends declared ($0.37 per share)		—	—	(1,362)	—	—	(1,362)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,945	5	201	—	—	—	206
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for Non-Employee Director Compensation	1,530	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	42	—	—	—	42
Balance, September 30, 2024	3,686,442	$2,435	$27,278	$138,271	$(58,607)	$(4,037)	$105,340

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, July 1, 2023	3,610,920	$2,387	$25,414	$133,152	$(75,971)	$(4,037)	$80,945
Net income		—	—	2,344	—	—	2,344
Other comprehensive loss, net of tax		—	—	—	(8,573)	—	(8,573)
Cash dividends declared ($0.37 per share)		—	—	(1,336)	—	—	(1,336)
Stock issued in connection with dividend reinvestment and stock purchase plan	27,938	18	640	—	—	—	658
Stock issued for employee stock purchase plan	1,740	1	(1)				—
Stock-based compensation expense		—	43	—	—	—	43
Balance, September 30, 2023	3,640,598	$2,406	$26,096	$134,160	$(84,544)	$(4,037)	$74,081

For the Nine Months Ended September 30, 2024 and 2023

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2024	3,653,254	$2,414	$26,439	$133,945	$(67,937)	$(4,037)	$90,824
Net income		—	—	8,397	—	—	8,397
Other comprehensive income, net of tax		—	—	—	9,330	—	9,330
Cash dividends declared ($1.11 per share)		—	—	(4,071)	—	—	(4,071)
Stock issued in connection with dividend reinvestment and stock purchase plan	26,348	17	640	—	—	—	657
Stock issued for employee stock purchase plan	3,780	2	72	—	—	—	74
Stock issued for Non-Employee Director Compensation	3,060	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	129	—	—	—	129
Balance, September 30, 2024	3,686,442	$2,435	$27,278	$138,271	$(58,607)	$(4,037)	$105,340

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2023	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958
Cumulative change in accounting principle			—	857	—	—	857
Balance at Janaury 2, 2023 (as adjusted for change in accounting principle)		2,373	24,798	129,808	(81,127)	(4,037)	71,815
Net income		—	—	8,349	—	—	8,349
Other comprehensive loss, net of tax		—	—	—	(3,417)	—	(3,417)
Cash dividends declared ($1.11 per share)		—	—	(3,997)	—	—	(3,997)
Stock issued in connection with dividend reinvestment and stock purchase plan	47,409	30	1,101	—	—	—	1,131
Stock issued for employee stock purchase plan	3,187	2	64	—	—	—	66
Stock issued for Non-Employee Director Compensation	1,740	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	134	—	—	—	134
Balance, September 30, 2023	3,640,598	$2,406	$26,096	$134,160	$(84,544)	$(4,037)	$74,081

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Nine Months Ended September 30,	2024	2023
Operating Activities
Net income	$8,397	$8,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,216	1,246
Provision (reversal of provision) for credit losses	187	(1,137)
Net loss (gain) on calls and sales of debt and equity securities	495	(185)
Net unrealized (gain) loss on equity securities	(1,129)	654
Net gain on sale of loans	(32)	(5)
Proceeds from sales of residential mortgages held-for-sale	1,466	640
Origination of residential mortgages held-for-sale	(1,179)	(1,081)
Increase in cash surrender value of bank-owned life insurance	(252)	(245)
Stock-based compensation expense	129	134
Deferred income tax expense (benefit)	389	(102)
Net increase (decrease) in income taxes payable	66	(1,189)
Net decrease (increase) in accrued interest receivable	1,629	(552)
Fair value remeasurements on interest rate swap	(128)	64
Amortization of mortgage servicing rights and change in valuation allowance	34	44
Net amortization of premiums and discounts on investment securities	1,044	1,289
Net amortization of deferred costs on subordinated debt	17	—
Net (decrease) increase in accrued interest payable	(556)	2,812
Operating lease payments	(474)	(469)
Increase in other assets	(379)	(1,595)
Decrease in other liabilities	(1,240)	(247)
Net cash provided by operating activities	9,700	8,425
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	38,693	38,040
Proceeds from the sale of investments available-for-sale	13,139	9,081
Proceeds from the sale of equity securities	6,050	8,180
Purchases of investments available-for-sale	(56,223)	(11,922)
Purchases of equity securities	(1,170)	(1,101)
Proceeds from redemption of investment in restricted stock	45	7,629
Purchases of restricted stock	(1,400)	(5,166)
Net increase in loans	(77,886)	(20,847)
Net purchases of premises and equipment	(2,769)	(617)
Redemption of Bank Owned Life Insurance investment	341	—
Net cash (used in) provided by investing activities	(81,180)	23,277
Financing Activities
Net increase (decrease) in non-interest bearing deposits	5,142	(39,623)
Net increase in interest-bearing deposits	132,429	104,587
Net decrease in short-term borrowings	(71,176)	(64,624)
Proceeds from long-term debt	10,000	20,000
Repayment of long-term debt	—	(10,000)
Proceeds from subordinated debt	40,000	—
Cash dividends paid, net of reinvestment	(3,597)	(3,485)
Proceeds from issuance of common stock	257	685
Net cash provided by financing activities	113,055	7,540
Increase in cash and cash equivalents	41,575	39,242
Cash and cash equivalents at beginning of year	62,657	15,899
Cash and cash equivalents at end of period	$104,232	$55,141
Supplemental Cash Flow Disclosures
Interest paid	$30,528	$17,051
Net income taxes paid	1,712	3,232
Non-cash transactions:
Trade-date settlement for purchased securities	(6,085)	—
Cumulative change in accounting principal	—	857
Right-of-use assets obtained in exchange for new operating lease liabilities	457	369

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2023 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements and has not identified any subsequent event.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On March 6, 2024, the Securities and Exchange Commission (SEC) adopted final rules requiring registrants to disclose climate-related information in registration statements and annual reports. These enhanced and standardized disclosures include material climate-related risks, board oversight and risk management activities descriptions, material impacts of these risks on a registrant’s strategy, business model and outlook, and any material climate-related targets or goals. Management has not completed its evaluation of the impact of this rule on the Company's operations as of September 30, 2024.

On June 26, 2024, the Financial Accounting Standards Board (FASB) voted to issue final rules this year that will require public companies to provide enhanced detailed information about their income statement expenses. Companies will be required to break out certain expense items, such as employee compensation and purchases of inventory, in footnotes to their income statements. The standard will apply to fiscal years that start after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption will be permitted prospectively for the disclosure requirements, with optional retrospective application, for both interim and year-end reporting periods.

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU enhance the rate reconciliation and income taxes paid disclosures improving the transparency of income tax disclosures and require: (1) consistent categories and greater disaggregation of information in the rate reconciliation; and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for the Company's reporting periods beginning after December 15, 2024. The Company does not expect the adoption of this ASU will have a material impact on it's financial statements.

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

Stock-based compensation expense related to the 2015 Plan was $24,000 and $23,000 for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense related to the 2015 Plan was $63,000 and $67,000 for the nine months ended

September 30, 2024 and 2023, respectively. At September 30, 2024, there was approximately $217,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 27 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of five years after the date the option is awarded. The granted options vest after a three-year period. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. As of September 30, 2024, there were 252,550 options granted, 94,450 options forfeited, 20,825 options exercised, and 137,275 options outstanding under this Plan. The 2015 Plan expires on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Nine Months Ended September 30,	2024	2023
Risk free interest rate	3.98%	3.64%
Dividend yield	5.97%	4.80%
Volatility	20.96%	20.36%
Expected life (years)	8.19	8.35

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months ended September 30, 2024 and 2023 was $3.08 and $4.11, respectively.

Stock option activity during the nine months ended September 30, 2024 and 2023 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	121,550	$34.29		$—
Granted	40,000	23.40		244
Exercised	—	—		—
Forfeited	(24,275)	37.69		—
Outstanding at September 30, 2024	137,275	$30.51	5.49	$244
Exercisable at September 30, 2024	45,315	$33.74	2.01	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	109,150	$37.65		$—
Granted	35,000	29.51		—
Exercised	—	—		—
Forfeited	(22,600)	43.15		—
Outstanding at September 30, 2023	121,550	$34.29	4.09	$—
Exercisable at September 30, 2023	41,375	$37.37	0.85	$—

QNB maintains a 2021 Employee Stock Purchase Plan (the "2021 ESPP") offering eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). Stock-based compensation expense related to the 2021 ESPP was $13,000 and $7,000 for the nine months ended September 30, 2024 and 2023, respectively. The 2021 ESPP authorized the issuance of 30,000 shares. As of September 30, 2024, 17,674 shares were issued under the 2021 ESPP Plan. The 2021 ESPP Plan expires May 31, 2026.

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan requires each non-employee director of the QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount of $4,000 by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of September 30, 2024, 4,800 shares were issued to non-employee directors and there were 45,200 shares remaining under the Plan. Stock-based compensation expense related to the Director Compensation Plan was $53,000 for the nine months ended September 30, 2024 and $60,000 for the nine months ended September 30, 2023.

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share - net income	$3,338	$2,344	$8,397	$8,349
Denominator for basic earnings per share - weighted average shares outstanding	3,679,799	3,613,230	3,666,937	3,600,137
Effect of dilutive securities - employee stock options	2,974	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,682,773	3,613,230	3,666,937	3,600,137
Earnings per share - basic	$0.91	$0.65	$2.29	$2.32
Earnings per share - diluted	0.91	0.65	2.29	2.32

There were 97,275 and 121,550 stock options that were anti-dilutive for the three-month periods ended September 30, 2024 and 2023, respectively. There were 137,275 and 121,550 stock options that were anti-dilutive for the nine-month periods ended September 30, 2024 and 2023, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 to up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were 0 and 0 shares repurchased during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Unrealized net holding losses on available-for-sale securities	$(69,625)	$(84,247)
Unrealized net holding losses on fair value hedge	(4,981)	(1,749)
Accumulated other loss	(74,606)	(85,996)
Tax effect	15,999	18,059
Accumulated other comprehensive loss, net of tax	$(58,607)	$(67,937)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2024	2023	Affected line item in statement of income
Unrealized net holding gains (losses) on available-for-sale securities	$—	$—	Net gain (loss) on sales of investments available-for-sale
Fair value remeasurements on fair value hedges	150	(26)	Interest and dividends on available-for-sale & equity securities
	150	(26)
Tax effect	(31)	5	Provision for income taxes
Total reclassification out of accumulated other comprehensive gain (loss), net of tax	$119	$(21)	Net of tax

For the Nine Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2024	2023	Affected line item in statement of income
Unrealized net holding losses on available-for-sale securities	$(1,096)	$(257)	Net gain (loss) on sales of investments available-for-sale
Fair value remeasurements on fair value hedges	128	(64)	Interest and dividends on available-for-sale & equity securities
	(968)	(321)
Tax effect	203	67	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$(765)	$(254)	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2024 and December 31, 2023 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
September 30, 2024	value	gains	losses	gains (1)	cost
U.S. Treasury	$19,005	$20	$—	$—	$18,985
U.S. Government agency	68,241	—	(7,716)	—	75,957
State and municipal	87,414	—	(16,845)	(1,368)	105,627
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	205,742	—	(31,182)	(3,613)	240,537
Collateralized mortgage obligations (CMOs)	123,173	—	(13,668)	—	136,841
Corporate debt and money market funds	6,461	22	(256)	—	6,695
Total investment debt securities available-for-sale	$510,036	$42	$(69,667)	$(4,981)	$584,642

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2023	value	gains	losses	losses (1)	cost
U.S. Treasury	$6,451	$3	$—	$—	$6,448
U.S. Government agency	74,122	—	(10,828)	—	84,950
State and municipal	89,189	—	(18,714)	(445)	108,348
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	224,238	—	(37,831)	(1,304)	263,373
Collateralized mortgage obligations (CMOs)	89,973	—	(16,383)	—	106,356
Corporate debt and money market funds	6,209	2	(496)	—	6,703
Total investment debt securities available-for-sale	$490,182	$5	$(84,252)	$(1,749)	$576,178

(1) See Note 12

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2024 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments of the underlying loans.

September 30, 2024	Fair value	Amortized cost
Due in one year or less	$21,210	$21,180
Due after one year through five years	57,700	63,288
Due after five years through ten years	33,018	38,835
Due after ten years	69,193	83,961
	181,121	207,264
Residential mortgage-backed securities	205,742	240,537
Collateralized mortgage obligations	123,173	136,841
Total	$510,036	$584,642

Proceeds from sales of investment securities available-for-sale were approximately $0 and $0 for the three months ended September 30, 2024 and 2023, respectively. Proceeds from sales of investment securities available-for-sale were approximately $13,139,000 and $9,081,000 for the nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024 and December 31, 2023, investment securities available-for-sale totaling approximately $261,595,000 and $289,935,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—		(1,096)	(257)
Impairment	—	—	—	—
Total net gains (losses) on AFS securities	$—	$—	$(1,096)	$(257)

The tax applicable to the net realized losses for both of the three-month periods ended September30, 2024 and 2023 was $0 and $0, respectively. The tax applicable to the net realized losses for both of the nine-month periods ended September 30, 2024 and 2023 was $236,000 and $54,000, respectively.

QNB follows the accounting guidance in FASB ASC 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive loss. No credit impairments were recognized on debt securities during the three or nine months ended September 30, 2024 and 2023, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2024	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	68,241	(7,716)	68,241	(7,716)
State and municipal	187	—	—	88,428	(16,845)	88,428	(16,845)
U.S. Government agencies and sponsored enterprises (GSEs):		—	—
Mortgage-backed	152	—	—	209,232	(31,182)	209,232	(31,182)
Collateralized mortgage obligations (CMOs)	134	24,116	(176)	83,609	(13,492)	107,725	(13,668)
Corporate debt and money market funds	3	—	—	6,301	(256)	6,301	(256)
Total	511	$24,116	$(176)	$455,811	$(69,491)	$479,927	$(69,667)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	securities	value	losses	value	losses	value	losses
U.S. Treasury	1	$494	$—	$—	$—	$494	$—
U.S. Government agency	39	—	—	74,122	(10,828)	74,122	(10,828)
State and municipal	191	380	—	89,238	(18,714)	89,618	(18,714)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	165	1	—	225,500	(37,831)	225,501	(37,831)
Collateralized mortgage obligations (CMOs)	126	—	—	89,973	(16,383)	89,973	(16,383)
Corporate debt and money markets	4	—	—	6,101	(496)	6,101	(496)
Total	526	$875	$—	$484,934	$(84,252)	$485,809	$(84,252)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for impairment and considers the current economic conditions, interest rates and the bond rating of each security. The unrealized losses at September 30, 2024 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of September 30, 2024. This security has a total amortized cost of approximately $57,000 and a fair value of $51,000. The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

In April 2024, Visa, Inc. commenced an initial exchange offer for all of its outstanding shares of Class B-1 common stock for a combination of Class B-2 and Class C common shares. The exchange offer was optional for current Class B-1 holders and expired at 11:59 pm on May 3, 2024. QNB elected to participate in the exchange offer including a required makewhole agreement pursuant to which participating Class B-1 stockholders agree to reimburse Visa for future obligations relating to certain litigation which, but for participation in the exchange offer, would have otherwise been the responsibility of the Class B-1 stockholder as a result of its ownership of the Class B-1 common stock. QNB had 6,502 Class B-1 common shares with a cost basis of $0. Under the exchange offer, QNB received 3,251 shares of Class B-2 common shares and 1,290 Class C shares. The Class C shares were converted into Class A shares. QNB recorded an unrealized gain on the Class A shares in 2024 of $1,419,000 and a reserve of the makewhole agreement of $85,000.

At September 30, 2024 and December 31, 2023, QNB had $2,760,000 and $5,910,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity securities	$367	$(7)	$1,730	$(212)
Less: Net gains recognized during the period on equity securities sold during the period	224	131	601	442
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$143	$(138)	$1,129	$(654)

Taxes applicable to the net gains (losses) recognized for the three months ended September 30, 2024 resulted in an expense of $99,000 compared to a benefit of $2,000 for the three months ended September 30, 2023. Taxes applicable to the net gains (losses) recognized for the nine months ended September 30, 2024 resulted in an expense of 392,000 compared to a benefit of $61,000 for the nine months ended September 30, 2023. Proceeds from sales of investment equity securities were $6,050,000 and $8,180,000 for the nine months ended September 30, 2024 and 2023, respectively.

7. RESTRICTED INVESTMENTS IN STOCK

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $2,102,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B-2 stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at September 30, 2024. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and do not have a readily determinable fair value.The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank has a $971,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program, the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

The Bank owns 3,251 shares of Visa Class B-2 common shares, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-2 stock will be converted to Visa Class A shares using a conversion factor (1.5653 as of September 26, 2024), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-2 shares are permitted to transact in Class B-2. Due to the lack of orderly trades and public information of such trades, Visa Class B-2 stock does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for impairment periodically. As of September 30, 2024, there was no impairment associated with these shares.

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

Major classes of loans are as follows:

	September 30,	December 31,
	2024	2023
Commercial:
Commercial and industrial	$148,530	$137,086
Construction and land development	115,819	116,173
Real estate secured by multi-family properties	127,898	109,193
Real estate secured by owner-occupied properties	164,329	160,695
Real estate secured by other commercial properties	302,099	265,101
Revolving real estate secured by 1-4 family properties-business	5,662	5,442
Real estate secured by 1st lien on 1-4 family properties-business	103,912	103,572
Real estate secured by junior lien on 1-4 family properties-business	2,748	3,445
State and political subdivisions	17,921	18,708
Retail:
1-4 family residential mortgages	111,383	108,906
Construction-individual	—	—
Revolving home equity secured by 1-4 family properties-personal	47,671	34,231
Real estate secured by 1st lien on 1-4 family properties-personal	6,981	11,981
Real estate secured by junior lien on 1-4 family properties-personal	13,239	15,625
Student loans	1,565	1,662
Overdrafts	325	194
Other consumer	1,737	1,757
Total loans	1,171,819	1,093,771
Net unearned (fees) costs	(458)	(238)
Allowance for credit losses on loans	(8,987)	(8,852)
Loans receivable, net	$1,162,374	$1,084,681

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

1.
Excellent - no apparent risk
2.
Good - minimal risk
3.
Acceptable - lower risk
4.
Acceptable - average risk
5.
Acceptable – higher risk
6.
Pass watch
7.
Special Mention - potential weaknesses
8.
Substandard - well defined weaknesses
9.
Doubtful - full collection unlikely
10.
Loss - considered uncollectible

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a risk rating to all loans in the portfolio at the time the loan is originated. Loans are generally reviewed annually based on the borrower’s fiscal year and the dollar amount of the relationship. Loans with risk ratings of seven through ten are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Company’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the adequacy of the allowance for credit losses on loans.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2024 and December 31, 2023:

	Term Loans by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$18,866	$17,273	$11,648	$5,566	$3,177	$9,074	$77,276	$142,880
Special mention	—	554	—	—	—	—	—	554
Substandard	—	—	—	132	104	715	4,145	5,096
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$18,866	$17,827	$11,648	$5,698	$3,281	$9,789	$81,421	$148,530
Construction and land development:
Risk rating
Pass	$34,676	$35,756	$14,048	$13,866	$3,270	$8,206	$—	$109,822
Special mention	—	5,961	—	—	—	—	—	5,961
Substandard	—	—	—	—	—	36	—	36
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$34,676	$41,717	$14,048	$13,866	$3,270	$8,242	$—	$115,819
Real estate secured by multi-family properties:
Risk rating
Pass	$15,374	$17,306	$27,911	$22,647	$9,444	$31,942	$—	$124,624
Special mention	—	—	—	—	—	—	—	—
Substandard	—	476	—	—	—	2,798	—	3,274
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$15,374	$17,782	$27,911	$22,647	$9,444	$34,740	$—	$127,898
Real estate secured by owner-occupied properties:
Risk rating
Pass	$10,051	$13,901	$27,785	$25,145	$15,501	$58,324	$—	$150,707
Special mention	62	—	—	—	—	51	—	113
Substandard	—	3,874	921	495	2,156	6,063	—	13,509
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$10,113	$17,775	$28,706	$25,640	$17,657	$64,438	$—	$164,329
Real estate secured by other commercial properties:
Risk rating
Pass	$24,479	$30,236	$69,229	$41,135	$14,873	$118,418	$—	$298,370
Special mention	—	—	—	—	—	—	—	—
Substandard	—	667	—	—	2,324	738	—	3,729
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$24,479	$30,903	$69,229	$41,135	$17,197	$119,156	$—	$302,099
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,662	$5,662
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,662	$5,662
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$8,292	$14,313	$26,467	$18,992	$8,471	$26,024	$—	$102,559
Special mention	—	—	—	133	—	—	—	133
Substandard	—	—	342	210	146	522	—	1,220
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$8,292	$14,313	$26,809	$19,335	$8,617	$26,546	$—	$103,912

	Term Loans by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$15	$540	$563	$182	$545	$884	$—	$2,729
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	19	—	—	—	—	19
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$15	$540	$582	$182	$545	$884	$—	$2,748
State and political subdivisions:
Risk rating
Pass	$410	$949	$—	$3,930	$10	$12,622	$—	$17,921
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$410	$949	$—	$3,930	$10	$12,622	$—	$17,921
Total Commercial Loans:
Risk rating
Pass	$112,163	$130,274	$177,651	$131,463	$55,291	$265,494	$82,938	$955,274
Special mention	62	6,515	—	133	—	51	—	6,761
Substandard	—	5,017	1,282	837	4,730	10,872	4,145	26,883
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$112,225	$141,806	$178,933	$132,433	$60,021	$276,417	$87,083	$988,918

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$23	$23

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$20,473	$14,439	$8,574	$5,913	$8,626	$7,175	$70,716	$135,916
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,170	1,170
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$20,473	$14,439	$8,574	$5,913	$8,626	$7,175	$71,886	$137,086
Construction and land development:
Risk rating
Pass	$46,171	$43,472	$14,630	$3,434	$4,028	$4,395	$—	$116,130
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	43	—	43
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$46,171	$43,472	$14,630	$3,434	$4,028	$4,438	$—	$116,173
Real estate secured by multi-family properties:
Risk rating
Pass	$10,826	$28,858	$23,430	$9,808	$5,804	$27,609	$—	$106,335
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	704	2,154	—	2,858
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$10,826	$28,858	$23,430	$9,808	$6,508	$29,763	$—	$109,193
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,430	$29,576	$26,908	$18,693	$12,239	$53,030	$—	$154,876
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—		—	—	5,819	—	5,819
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$14,430	$29,576	$26,908	$18,693	$12,239	$58,849	$—	$160,695
Real estate secured by other commercial properties:
Risk rating
Pass	$32,297	$44,526	$42,582	$17,798	$28,947	$98,173	$—	$264,323
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	778	—	778
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$32,297	$44,526	$42,582	$17,798	$28,947	$98,951	$—	$265,101
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,442	$5,442
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,442	$5,442
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$14,697	$28,596	$20,890	$9,794	$8,441	$20,262	$—	$102,680
Special mention	—	—	137	—	—	—	—	137
Substandard	—	189	—	—	423	143	—	755
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$14,697	$28,785	$21,027	$9,794	$8,864	$20,405	$—	$103,572

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$558	$604	$542	$580	$40	$934	$—	$3,258
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	187	—	187
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$558	$604	$542	$580	$40	$1,121	$—	$3,445
State and political subdivisions:
Risk rating
Pass	$707	$—	$4,247	$18	$5,444	$8,292	$—	$18,708
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$707	$—	$4,247	$18	$5,444	$8,292	$—	$18,708
Total Commercial Loans:
Risk rating
Pass	$140,159	$190,071	$141,803	$66,038	$73,569	$219,870	$76,158	$907,668
Special mention	—	—	137	—	—	—	—	137
Substandard	—	189	—	—	1,127	9,124	1,170	11,610
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$140,159	$190,260	$141,940	$66,038	$74,696	$228,994	$77,328	$919,415

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$229	$—	$—	$—	$—	$84	$313

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2024 and December 31, 2023:

	Term Loans by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$7,365	$12,495	$14,210	$28,987	$19,231	$28,474	$—	$110,762
Nonperforming	—	—	—	—	—	621	—	621
Total 1-4 family residential mortgages	$7,365	$12,495	$14,210	$28,987	$19,231	$29,095	$—	$111,383
Construction-individual:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$—	$—	$—	$—	$—	$—
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$47,351	$47,351
Nonperforming	—	—	—	—	—	—	320	320
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$47,671	$47,671
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$656	$738	$992	$1,070	$868	$2,536	$—	$6,860
Nonperforming	—	—	92	—	—	29	—	121

	Term Loans by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total real estate secured by 1st lien on 1-4 family properties-personal	$656	$738	$1,084	$1,070	$868	$2,565	$—	$6,981
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$3,834	$3,453	$939	$1,009	$1,002	$2,985	$—	$13,222
Nonperforming	—	—	17	—	—	—	—	17
Total real estate secured by junior lien on 1-4 family properties-personal	$3,834	$3,453	$956	$1,009	$1,002	$2,985	$—	$13,239
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,525	$—	$1,525
Nonperforming	—	—	—	—	—	40	—	40
Total student loans	$—	$—	$—	$—	$—	$1,565	$—	$1,565
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$325	$325
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$325	$325
Other consumer:
Payment performance
Performing	$601	$545	$160	$127	$33	$41	$199	$1,706
Nonperforming	—	—	—	—	—	31	—	31
Total other consumer	$601	$545	$160	$127	$33	$72	$199	$1,737
Total Retail Loans:
Payment performance
Performing	$12,456	$17,231	$16,301	$31,193	$21,134	$35,561	$47,875	$181,751
Nonperforming	—	—	109	—	—	721	320	1,150
Total Retail Loans	$12,456	$17,231	$16,410	$31,193	$21,134	$36,282	$48,195	$182,901

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$23	$—	$23
Overdrafts	—	—	—	—	—	—	75	75
Other consumer	—	4	8	4	—	—	6	22

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,641	$14,635	$30,495	$20,304	$4,526	$25,500	$—	$108,101
Nonperforming	—	—	—	—	—	805	—	805
Total 1-4 family residential mortgages	$12,641	$14,635	$30,495	$20,304	$4,526	$26,305	$—	$108,906
Construction-individual:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$—	$—	$—	$—	$—	$—
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$33,936	$33,936
Nonperforming	—	—	—	—	—	—	295	295
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$34,231	$34,231
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,591	$1,613	$2,933	$1,030	$931	$2,767	$—	$11,865
Nonperforming	—	—	—	—	—	116	—	116
Total real estate secured by 1st lien on 1-4 family properties-personal	$2,591	$1,613	$2,933	$1,030	$931	$2,883	$—	$11,981
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$6,438	$1,613	$2,184	$1,180	$676	$3,515	$—	$15,606
Nonperforming	—	19	—	—	—	—	—	19
Total real estate secured by junior lien on 1-4 family properties-personal	$6,438	$1,632	$2,184	$1,180	$676	$3,515	$—	$15,625
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,645	$—	$1,645
Nonperforming	—	—	—	—	—	17	—	17
Total student loans	$—	$—	$—	$—	$—	$1,662	$—	$1,662
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$194	$194
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$194	$194
Other consumer:
Payment performance
Performing	$793	$290	$245	$89	$73	$41	$189	$1,720
Nonperforming	—	—	—	—	—	37	—	37
Total other consumer	$793	$290	$245	$89	$73	$78	$189	$1,757
Total Retail Loans:
Payment performance
Performing	$22,463	$18,151	$35,857	$22,603	$6,206	$33,468	$34,319	$173,067
Nonperforming	—	19	—	—	—	975	295	1,289
Total Retail Loans	$22,463	$18,170	$35,857	$22,603	$6,206	$34,443	$34,614	$174,356

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$57	$—	$57
Overdrafts	—	—	—	—	—	—	91	91
Other consumer	—	1	3	—	—	—	10	14

Revolving home equity lines of credit secured by 1-4 family properties termed out during 2024 and 2023 were $2,477,000 and $4,534,000; all of which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2024 and December 31, 2023:

September 30, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$2	$—	$—	$2	$148,528	$148,530
Construction and land development	—	—	—	—	115,819	115,819
Real estate secured by multi-family properties	476	—	—	476	127,422	127,898
Real estate secured by owner-occupied properties	171	—	—	171	164,158	164,329
Real estate secured by other commercial properties	—	—	—	—	302,099	302,099
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,662	5,662
Real estate secured by 1st lien on 1-4 family properties-business	135	—	—	135	103,777	103,912
Real estate secured by junior lien on 1-4 family properties-business	1	—	—	1	2,747	2,748
State and political subdivisions	—	—	—	—	17,921	17,921
Retail:
1-4 family residential mortgages	—	312	418	730	110,653	111,383
Construction-individual	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	49	120	—	169	47,502	47,671
Real estate secured by 1st lien on 1-4 family properties-personal	128	—	92	220	6,761	6,981
Real estate secured by junior lien on 1-4 family properties-personal	—	96	17	113	13,126	13,239
Student loans	—	—	29	29	1,536	1,565
Overdrafts	16	4	—	20	305	325
Other consumer	—	5	—	5	1,732	1,737
Total	$978	$537	$556	$2,071	$1,169,748	$1,171,819

December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$77	$—	$—	$77	$137,009	$137,086
Construction and land development	—	—	—	—	116,173	116,173
Real estate secured by multi-family properties	—	—	—	—	109,193	109,193
Real estate secured by owner-occupied properties	186	—	—	186	160,509	160,695
Real estate secured by other commercial properties	9,675	—	—	9,675	255,426	265,101
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,442	5,442
Real estate secured by 1st lien on 1-4 family properties-business	323	—	—	323	103,249	103,572
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,445	3,445
State and political subdivisions	—	—	—	—	18,708	18,708
Retail:
1-4 family residential mortgages	433	381	481	1,295	107,611	108,906
Construction-individual	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	56	—	129	185	34,046	34,231
Real estate secured by 1st lien on 1-4 family properties-personal	—	96	—	96	11,885	11,981
Real estate secured by junior lien on 1-4 family properties-personal	—	—	18	18	15,607	15,625
Student loans	—	11	6	17	1,645	1,662
Overdrafts	21	2	—	23	171	194
Other consumer	—	8	—	8	1,749	1,757
Total	$10,771	$498	$634	$11,903	$1,081,868	$1,093,771

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

An ACL is established for a non-accrual loan if its carrying value exceeds its estimated fair value. The estimated fair values of the majority of the Company’s non-accrual loans are measured based on the estimated fair value of the loan’s collateral less costs to sell.

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following tables discloses the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2024 and December 31, 2023:

September 30, 2024	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$29	$29
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	308	—	308
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	209	—	209
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	621	—	621
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	186	134	320
Real estate secured by 1st lien on 1-4 family properties-personal	—	121	—	121
Real estate secured by junior lien on 1-4 family properties-personal	—	17	—	17
Student loans	—	40	—	40
Other consumer	—	31	—	31
Total	$—	$1,533	$163	$1,696

December 31, 2023	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	175	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	805	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	21	274	295
Real estate secured by 1st lien on 1-4 family properties-personal	—	116	—	116
Real estate secured by junior lien on 1-4 family properties-personal	—	19	—	19
Student loans	—	17	—	17
Other consumer	—	37	—	37
Total	$—	$1,468	$472	$1,940

QNB recognized interest income of $51,000 and $557,000 on non-accrual loans during the nine months ended September 30, 2024 and 2023, respectively.

The following tables present the collateral-dependent loans by loan category at September 30, 2024 and December 31, 2023:

September 30, 2024	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$29	$29
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	308	—	—	308
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	209			209
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	621	—	—	621
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	229	—	91	320
Real estate secured by 1st lien on 1-4 family properties-personal	121	—	—	121
Real estate secured by junior lien on 1-4 family properties-personal	17	—	—	17
Other consumer	—	31	—	31
Total	$1,505	$31	$120	$1,656

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2023	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	175	—	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	805	—	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	185	—	110	295
Real estate secured by 1st lien on 1-4 family properties-personal	116	—	—	116
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19
Other consumer	—	37	—	37
Total	$1,300	$315	$308	$1,923

Activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2024 and 2023 are as follows:

For the Three Months Ended September 30, 2024	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$920	$(8)	$—	$12	$924
Construction and land development	1,388	(90)	—	—	1,298
Real estate secured by multi-family properties	1,818	203	—	—	2,021
Real estate secured by owner-occupied properties	970	(62)	—	—	908
Real estate secured by other commercial properties	1,246	41	—	—	1,287
Revolving real estate secured by 1-4 family properties-business	23	4	—	—	27
Real estate secured by 1st lien on 1-4 family properties-business	1,298	(16)	—	2	1,284
Real estate secured by junior lien on 1-4 family properties-business	11	—	—	—	11
State and political subdivisions	44	3	—	—	47
Retail:
1-4 family residential mortgages	380	11	—	3	394
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	166	9	—	—	175
Real estate secured by 1st lien on 1-4 family properties-personal	134	(5)	—	—	129
Real estate secured by junior lien on 1-4 family properties-personal	79	3	—	—	82
Student loans	336	15	(17)	2	336
Overdrafts	13	29	(22)	8	28
Other consumer	32	17	(14)	1	36
Total	$8,858	$154	$(53)	$28	$8,987

For the Three Months Ended September 30, 2023	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$795	$256	$(273)	$11	$789
Construction and land development	854	234	—	—	1,088
Real estate secured by multi-family properties	1,624	85	—	—	1,709
Real estate secured by owner-occupied properties	985	20	—	—	1,005
Real estate secured by other commercial properties	1,228	(102)	—	—	1,126
Revolving real estate secured by 1-4 family properties-business	37	(1)	—	—	36
Real estate secured by 1st lien on 1-4 family properties-business	1,277	(2)	—	3	1,278
Real estate secured by junior lien on 1-4 family properties-business	234	(24)	—	—	210
State and political subdivisions	51	5	—	—	56
Retail:
1-4 family residential mortgages	433	(17)	—	—	416
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	234	(103)	—	—	131
Real estate secured by 1st lien on 1-4 family properties-personal	67	3	—	—	70
Real estate secured by junior lien on 1-4 family properties-personal	86	109	—	2	197
Student loans	418	(36)	—	2	384
Overdrafts	13	15	(21)	7	14
Other consumer	29	10	(6)	—	33
Total	$8,365	$452	$(300)	$25	$8,542

For the Nine Months Ended September 30, 2024	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$823	$87	$(23)	$37	$924
Construction and land development	1,252	46	—	—	1,298
Real estate secured by multi-family properties	1,735	286	—	—	2,021
Real estate secured by owner-occupied properties	1,001	(93)	—	—	908
Real estate secured by other commercial properties	1,167	120	—	—	1,287
Revolving real estate secured by 1-4 family properties-business	27	—	—	—	27
Real estate secured by 1st lien on 1-4 family properties-business	1,507	(230)	—	7	1,284
Real estate secured by junior lien on 1-4 family properties-business	14	(3)	—	—	11
State and political subdivisions	55	(8)	—	—	47
Retail:
1-4 family residential mortgages	427	(36)	—	3	394
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	138	37	—	—	175
Real estate secured by 1st lien on 1-4 family properties-personal	182	(53)	—	—	129
Real estate secured by junior lien on 1-4 family properties-personal	105	(23)	—	—	82
Student loans	369	(20)	(23)	10	336
Overdrafts	16	65	(75)	22	28
Other consumer	34	18	(22)	6	36
Total	$8,852	$193	$(143)	$85	$8,987

For the Nine Months Ended September 30, 2023	Beginning balance prior to adoption of ASC 326	Impact of adopting ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,316	$(70)	$(759)	$(313)	$615	$789
Construction and land development	755	(10)	343	—	—	1,088
Real estate secured by multi-family properties	995	684	30	—	—	1,709
Real estate secured by owner-occupied properties	1,549	(374)	(170)	—	—	1,005
Real estate secured by other commercial properties	2,458	(1,128)	(204)	—	—	1,126
Revolving real estate secured by 1-4 family properties-business	25	7	4	—	—	36
Real estate secured by 1st lien on 1-4 family properties-business	1,210	490	(430)	—	8	1,278
Real estate secured by junior lien on 1-4 family properties-business	30	(14)	194	—	—	210
State and political subdivisions	94	(20)	(18)	—	—	56
Retail:
1-4 family residential mortgages	682	(196)	(70)	—	—	416
Construction-individual	1	—	(1)	—	—	—
Revolving home equity secured by 1-4 family properties-personal	299	(7)	(161)	—	—	131
Real estate secured by 1st lien on 1-4 family properties-personal	57	15	(2)	—	—	70
Real estate secured by junior lien on 1-4 family properties-personal	55	29	107	—	6	197
Student loans	454	12	(45)	(43)	6	384
Overdrafts	8	3	54	(73)	22	14
Other consumer	41	(8)	9	(9)	—	33
Unallocated	502	(502)	—	N/A	N/A	—
Total	$10,531	$(1,089)	$(1,119)	$(438)	$657	$8,542

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

The Company has one relationship secured by residential real estate totaling $341,000 for which foreclosure proceedings are in process at September 30, 2024.

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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2024:

September 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Available-for-sale securities:
U.S. Treasury securities	$—	$19,005	$—	$19,005
U.S. Government agency securities	—	68,241	—	68,241
State and municipal securities (1)	—	87,414	—	87,414
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	205,742	—	205,742
Collateralized mortgage obligations (CMOs)	—	123,173	—	123,173
Corporate debt securities and money market funds	—	6,410	51	6,461
Total debt securities available-for-sale	—	509,985	51	510,036
Equity securities	2,760	—	—	2,760
Total recurring fair value measurements	$2,760	$509,985	$51	$512,796

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$43	$43
Mortgage servicing rights	—	—	5	5
Total nonrecurring fair value measurements	$—	$—	$48	$48

December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Debt securities available-for-sale
U.S. Treasuries	$—	$6,451	$—	$6,451
U.S. Government agency securities	—	74,122	—	74,122
State and municipal securities (1)	—	89,189	—	89,189
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	224,238	—	224,238
Collateralized mortgage obligations (CMOs)	—	89,973	—	89,973
Corporate debt securities	—	6,157	52	6,209
Total debt securities available-for-sale	—	490,130	52	490,182
Equity securities	5,910	—	—	5,910
Total recurring fair value measurements	$5,910	$490,130	$52	$496,092

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$164	$164
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$171	$171

(1) Includes derivatives designated as fair value hedging instruments as discussed in Note 12

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three or nine months ended September 30, 2024. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine-month periods ended September 30, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2024	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$43	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	5	Discounted cash flow		Remaining term		1 to 30 years
				Prepayment speeds		105% to 201%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2023	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$164	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		2 to 30 yrs
				Prepayment speeds		104% to 214%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2024 and 2023:

	Fair value measurements using significant unobservable inputs (Level 3)
	2024	2023
Balance, January 1,	$52	$53
Payments received	(1)	(1)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	—
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$51	$52

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at September 30, 2024 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2024;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 7.90% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2024 and December 31, 2023:

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

Restricted investment in stocks (carried at cost): The fair value of stock in Atlantic Community Bankers Bank, the Federal Home Loan Bank, VISA Class B-2 SHCPFIC and NEIF is the carrying amount, based on redemption provisions, and considers the limited marketability of and restrictions on such securities.

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

Subordinated debt (carried at cost): Subordinated debt has stated maturities and call dates and have been valued using the present value of cash flows discounted at rates approximating the current market for similar debt instruments.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2024	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$104,232	$104,232	$104,232	$—	$—
Investment securities:
Available-for-sale (1)	510,036	510,036	—	509,985	51
Equities	2,760	2,760	2,760	—	—
Restricted investment in stocks	4,085	4,085	—	4,085	—
Loans held for sale	294	298	—	298	—
Net loans	1,162,374	1,178,681	—	—	1,178,681
Mortgage servicing rights	392	561	—	—	561
Accrued interest receivable	4,472	4,472	—	4,472	—

Financial liabilities
Deposits with no stated maturities	$1,245,649	$1,245,649	$1,245,649	$—	$—
Deposits with stated maturities	380,635	379,723	—	379,723	—
Short-term borrowings	22,918	22,918	22,918	—	—
Long-term debt	30,000	30,060	—	30,060	—
Subordinated debt	39,030	39,700	—	39,700	—
Accrued interest payable	4,738	4,738	—	4,738	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	36	—	36	—

			Fair value measurements
December 31, 2023	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$62,657	$62,657	$62,657	$—	$—
Investment securities:
Available-for-sale (1)	490,182	490,182	—	490,130	52
Equity	5,910	5,910	5,910	—	—
Restricted investment in bank stocks	2,730	2,730	—	2,730	—
Loans held for sale	549	560	—	560	—
Net loans	1,084,681	1,077,544	—	—	1,077,544
Mortgage servicing rights	415	585	—	—	585
Accrued interest receivable	6,101	6,101	—	6,101	—

Financial liabilities
Deposits with no stated maturities	$1,173,732	$1,173,732	$1,173,732	$—	$—
Deposits with stated maturities	314,981	311,735	—	311,735	—
Short-term borrowings	94,094	94,094	94,094	—	—
Long-term debt	20,000	19,906	—	19,906	—
Accrued interest payable	5,294	5,294	—	5,294	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	79	—	79	—

(1) Includes derivatives designated as fair value hedging instruments as discussed in Note 12

10. COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $99,000 at September 30, 2024 and $106,000 at December 31, 2023, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Company's financial instrument commitments is as follows:

	September 30,	December 31,
	2024	2023
Commitments to extend credit and unused lines of credit	$387,142	$378,954
Standby letters of credit	18,457	18,820
Total financial instrument commitments	$405,599	$397,774

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $12,741,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2024 and December 31, 2023 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. There were two lease renewals during the nine months ended September 30, 2024.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2024, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$213,025	15.99%	$106,610	8.00%	$133,262	10.00%
Bank	190,951	14.38	106,265	8.00	132,831	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$163,939	12.30	79,957	6.00	79,957	6.00
Bank	181,865	13.69	79,699	6.00	106,265	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	163,939	12.30	59,968	4.50	N/A	N/A
Bank	181,865	13.69	59,774	4.50	86,340	6.50

Tier 1 capital (to average assets):
The Company	163,939	8.83	74,241	4.00	N/A	N/A
Bank	181,865	9.89	73,542	4.00	91,927	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$167,711	13.09%	102,513	8.00%	128,142	10.00%
Bank	154,062	12.20	101,032	8.00	126,290	10.00

Tier 1 capital (to risk-weighted assets):
The Company	158,753	12.39	76,885	6.00	76,885	6.00
Bank	145,104	11.49	75,774	6.00	101,032	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	158,753	12.39	57,664	4.50	N/A	N/A
Bank	145,104	11.49	56,830	4.50	82,088	6.50

Tier 1 capital (to average assets):
The Company	158,753	8.92	71,185	4.00	N/A	N/A
Bank	145,104	8.18	70,961	4.00	88,701	5.00

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

The following tables present the notional amounts of derivatives designated as fair value hedging instruments at September 30, 2024, and December 31, 2023. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	Interest Rate Swaps-Fair Value Hedges
	At September 30, 2024			At December 31, 2023
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$96,878	$(1,368)	$75,000	$97,373	$(445)
U.S. Government agencies and GSE mortgage backed securities	225,000	317,863	(3,613)	225,000	343,453	(1,304)
Total	$300,000	$414,741	$(4,981)	$300,000	$440,826	$(1,749)

The following table presents amounts included in the Consolidated Statements on Income for derivatives designated as fair value hedging instruments for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Sheet Classification	2024	2023	2024	2023
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$1,007	$976	$3,017	$1,166
Recognized on hedge portfolio	(661)	(660)	(1,989)	(794)
Recognized on remeasurement of fair value hedge	57	(21)	47	(35)
U.S. Government agencies and GSE mortgage backed securities
Recognized on fair value hedge	3,075	2,916	9,070	3,485
Recognized on hedge portfolio	(2,106)	(2,015)	(6,182)	(2,422)
Recognized on remeasurement of fair value hedge	93	(6)	81	(30)
Total	$1,465	$1,190	$4,044	$1,370

The following table presents amounts included in accumulated other comprehensive gain (loss) income for derivatives designated as fair value hedging instruments at September 30, 2024 and December 31, 2023.

	Interest Rate Swaps-Fair Value Hedges
Balance Sheet Classification	At September 30, 2024	At December 31, 2023
Net unrealized holding losses on fair value hedge, net of tax	$(3,913)	$(1,382)
Total	$(3,913)	$(1,382)

13. SUBORDINATED DEBT

On August 30, 2024, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors (collectively, the "Subordinated Note Purchasers") pursuant to which the Company issued and sold $40.0 million in aggregate principal amount of its 8.875% Fixed-to-Floating Rate Subordinated Notes due 2034 (the "Subordinated Notes"). The Subordinated Notes were offered and sold by the Company to the Subordinated Note Purchasers in a private offering in reliance on the Section 4(a)(2) exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the provisions of Regulation D thereunder. The Company intends to use the proceeds from the offering for general corporate purposes and potential future strategic opportunities.

The Subordinated Notes mature on September 1, 2034 and bear interest at a fixed annual rate of 8.875%, payable semi-annually in arrears, to but excluding September 1, 2029. From and including September 1, 2029 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate published by the Federal Reserve Bank of New York plus 545 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, at any time on or after September 1, 2029, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required.

The Subordinated Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holders. The Subordinated Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Subordinated Notes rank junior in right to payment to the Company's current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory capital purposes.

The carrying cost of the Subordinated Notes on the balance sheet represents the outstanding balance of the notes net of unamortized origination costs of $970,000 which are amortized to interest expense through September 1, 2029.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2024 of $3,338,000, or $0.91 per share on a diluted basis, compared to net income of $2,344,000, or $0.65 per share on a diluted basis, for the same period in 2023. For the nine-month period ended September 30, 2024, QNB reported net income of $8,397,000, or $2.29 per share on a diluted basis, compared to net income of $8,349,000, or $2.32 per share on a diluted basis, for the same period in 2023. The Bank contributed $8,466,000 to net income for the nine months ended September 30, 2024 compared to $8,568,000 for the same period 2023; and the holding company had a negative contribution of $69,000 to net income for the nine months ended September 30, 2024 compared to a negative $219,000 for the same period 2023. The results at the Bank were primarily due to an increase in the provision for credit losses on loans and unused commitments and an increase in non-interest expense, partly offset by an increase in net interest income. The results at the holding company are due primarily to less unrealized losses on equity securities included in the investment portfolio.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.72% and 8.13%, respectively, for the quarter ended September 30, 2024 compared with 0.52% and 5.88%, respectively, for the quarter ended September 30, 2023. For the nine months ended September 30, 2024, the annualized rate of return on average assets and average shareholders' equity was 0.62% and 6.95%, respectively, compared with 0.64% and 7.13%, for the same period in 2023.

Total assets as of September 30, 2024 were $1,841,563,000, compared with $1,706,318,000 at December 31, 2023. Loans receivable at September 30, 2024 were $1,171,361,000, a $77,828,000 increase from $1,093,533,000 at December 31, 2023. Total deposits of $1,626,284,000 at September 30, 2024 increased $137,571,000 compared with total deposits of $1,488,713,000 at December 31, 2023.

Results for the three and nine months ended September 30, 2024 include the following significant components:

•
Net interest income increased $914,000, or 8.95%, to $11,127,000 and $1,924,000, or 6.42%, to $31,887,000 for the three and nine months ended September 30, 2024, respectively.
•
Net interest margin on a tax-equivalent basis increased ten basis points for the quarter and five basis points for the nine months ended September 30, 2024, at 2.48% and 2.45% to compared to 2.38% and 2.40% for the same periods in September 30, 2023, respectively.
•
QNB recorded $154,000 in its provision for credit losses on loans for the quarter ended September 30, 2024, compared with $452,000 for the same period in 2023. QNB recorded a provision for credit losses on loans of $193,000 for the nine months ended September 30, 2024, compared with a reversal of $1,119,000 in its provision for credit losses on loans for the same period in 2023.
•
Non-interest income increased $212,000, to $1,967,000 for the third quarter and increased $714,000, to $5,268,000 for the nine months ended September 30, 2024 compared with the same periods in 2023. Excluding realized and unrealized gains (losses) on securities, non-interest income decreased $162,000, or 9.2%, to $1,600,000 for the quarter and decreased $389,000, or 7.7%, to $4,634,000 for the nine months September 30, 2024, compared with the same periods in 2023.

•
Non-interest expense decreased $35,000 to $8,636,000 for the quarter and increased $1,040,000 to $26,403,000 for the nine months ended September 30, 2024 compared to the same periods in 2023.
•
Total non-performing loans, comprised of loans on non-accrual status, were $1,696,000, or 0.14% of loans receivable at September 30, 2024, compared to $1,940,000, or 0.18% of loans receivable at December 31, 2023. Net loan charge-offs for the nine months ended September 30, 2024 were $58,000, compared with net recoveries of $219,000 for the same period in 2023.

These items, as well as others, are explained more thoroughly in the next sections.

NET INTEREST INCOME

QNB earns its net income primarily through the Bank. Net interest income, or the spread between the interest, dividends, and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. Management seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest income	$21,945	$18,497	$61,859	$49,825
Total interest expense	10,818	8,284	29,972	19,862
Net interest income	11,127	10,213	31,887	29,963
Tax-equivalent adjustment	137	144	416	442
Net interest income (fully taxable-equivalent)	$11,264	$10,357	$32,303	$30,405

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	September 30, 2024			September 30, 2023
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$12,811	4.94%	$159	$7,111	5.17%	$92
U.S. Government agencies	75,956	1.18	224	101,947	1.11	283
State and municipal	105,674	3.74	989	109,157	3.30	901
Mortgage-backed and CMOs	345,119	2.84	2,453	394,607	2.53	2,500
Corporate debt securities and money market funds	8,804	5.97	131	6,648	4.40	73
Equities	3,959	4.61	46	4,953	4.70	59
Total investment securities	552,323	2.90	4,002	624,423	2.50	3,908
Loans:
Commercial real estate	819,091	5.60	11,525	722,833	5.10	9,288
Residential real estate	110,760	4.21	1,165	107,332	3.81	1,022
Home equity loans	66,239	6.84	1,138	57,694	6.65	967
Commercial and industrial	140,980	7.61	2,696	128,601	7.23	2,343
Consumer loans	3,613	7.75	70	3,823	7.53	73
Tax-exempt loans	18,305	3.88	179	19,630	3.59	178
Total loans, net of unearned income*	1,158,988	5.76	16,773	1,039,913	5.29	13,871
Other earning assets	95,780	5.43	1,307	62,420	5.48	862
Total earning assets	1,807,091	4.86	22,082	1,726,756	4.28	18,641
Cash and due from banks	15,540			15,679
Allowance for credit losses on loans	(8,860)			(8,396)
Other assets	42,263			39,099
Total assets	$1,856,034			$1,773,138
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$356,763	1.00%	898	$319,335	0.74%	600
Municipals	154,619	4.69	1,823	157,391	4.63	1,837
Money market	238,494	3.56	2,132	201,277	3.01	1,527
Savings	278,247	1.28	896	325,567	1.27	1,038
Time < $100	178,228	4.12	1,846	128,884	2.92	947
Time $100 through $250	152,416	4.64	1,777	106,920	3.69	996
Time > $250	49,506	4.61	573	43,856	3.41	377
Total interest-bearing deposits	1,408,273	2.81	9,945	1,283,230	2.26	7,322
Short-term borrowings	34,078	2.18	186	95,568	3.07	740
Long-term debt	30,000	4.75	364	20,000	4.36	222
Subordinated debt	13,716	9.42	323	—	—	—
Total interest-bearing liabilities	1,486,067	2.90	10,818	1,398,798	2.35	8,284
Non-interest-bearing deposits	192,652			205,402
Other liabilities	14,041			10,875
Shareholders' equity	163,274			158,063
Total liabilities and shareholders' equity	$1,856,034			$1,773,138
Net interest rate spread		1.96%			1.93%
Margin/net interest income		2.48%	$11,264		2.38%	$10,357

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$8,820	5.10%	$337	$3,618	4.97%	$134
U.S. Government agencies	81,800	1.17	718	101,945	1.11	849
State and municipal	107,237	3.56	2,860	109,877	2.64	2,173
Mortgage-backed and CMOs	355,878	2.72	7,262	405,979	1.96	5,971
Corporate debt securities	7,416	5.78	321	6,637	4.41	219
Equities	5,487	3.87	159	8,442	4.07	257
Total investment securities	566,638	2.74	11,657	636,498	2.01	9,603
Loans:
Commercial real estate	798,714	5.47	32,701	700,375	4.79	25,091
Residential real estate	109,463	4.07	3,337	106,817	3.67	2,943
Home equity loans	64,700	6.83	3,307	57,317	6.44	2,762
Commercial and industrial	141,148	7.57	7,997	141,176	7.55	7,977
Consumer loans	3,679	7.78	214	3,942	7.15	211
Tax-exempt loans	18,410	3.86	532	19,984	3.53	527
Total loans, net of unearned income*	1,136,114	5.65	48,088	1,029,611	5.13	39,511
Other earning assets	61,999	5.45	2,530	27,195	5.67	1,153
Total earning assets	1,764,751	4.71	62,275	1,693,304	3.97	50,267
Cash and due from banks	13,880			14,046
Allowance for credit losses on loans	(8,897)			(8,871)
Other assets	41,317			38,938
Total assets	$1,811,051			$1,737,417
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$337,632	0.89%	2,243	$314,012	0.52%	1,227
Municipals	139,810	4.76	4,987	128,270	4.34	4,163
Money market	232,140	3.57	6,196	169,308	2.30	2,913
Savings	288,885	1.28	2,769	363,496	1.18	3,208
Time < $100	168,894	3.98	5,027	113,951	2.30	1,960
Time $100 through $250	141,156	4.53	4,790	104,697	3.42	2,676
Time > $250	50,855	4.49	1,709	36,590	2.80	767
Total interest-bearing deposits	1,359,372	2.72	27,721	1,230,324	1.84	16,914
Short-term borrowings	57,880	2.33	1,010	112,724	2.99	2,518
Long-term debt	26,058	4.63	918	14,267	3.98	430
Subordinated debt	4,605	9.35	323	—	3.98	—
Total interest-bearing liabilities	1,447,915	2.77	29,972	1,357,315	1.96	19,862
Non-interest-bearing deposits	187,918			213,492
Other liabilities	13,760			10,111
Shareholders' equity	161,458			156,499
Total liabilities and shareholders' equity	$1,811,051			$1,737,417
Net interest rate spread		1.94%			2.01%
Margin/net interest income		2.45%	$32,303		2.40%	$30,405

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and nine months ended September 30, 2024 and 2023.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024 compared			September 30, 2024 compared
	to September 30, 2023			to September 30, 2023
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$67	$74	$(7)	$203	$194	$9
U.S. Government agencies	(59)	(72)	13	(131)	(168)	37
State and municipal	88	(29)	117	687	(52)	739
Mortgage-backed and CMOs	(47)	(314)	267	1,291	(738)	2,029
Corporate debt securities and money market funds	58	23	35	102	26	76
Equities	(13)	(12)	(1)	(98)	(90)	(8)
Total Investment securities (AFS & Equity)	94	(330)	424	2,054	(828)	2,882
Loans:
Commercial real estate	2,237	1,208	1,029	7,610	3,549	4,061
Residential real estate	143	33	110	394	73	321
Home equity loans	171	140	31	545	358	187
Commercial and industrial	353	219	134	20	6	14
Consumer loans	(3)	(5)	2	3	(14)	17
Tax-exempt loans	1	(12)	13	5	(41)	46
Total Loans	2,902	1,583	1,319	8,577	3,931	4,646
Other earning assets	445	457	(12)	1,377	1,478	(101)
Total interest income	3,441	1,710	1,731	12,008	4,581	7,427
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	298	67	231	1,016	93	923
Municipals	(14)	(37)	23	824	379	445
Money market	605	277	328	3,283	1,085	2,198
Savings	(142)	(153)	11	(439)	(656)	217
Time < $100	899	360	539	3,067	949	2,118
Time $100 through $250	781	419	362	2,114	934	1,180
Time > $250	196	47	149	942	300	642
Total interest-bearing deposits	2,623	980	1,643	10,807	3,084	7,723
Short-term borrowings	(554)	(478)	(76)	(1,508)	(1,224)	(284)
Long-term debt	142	113	29	488	358	130
Subordinated debt	323	323	—	323	323	—
Total interest expense	2,534	938	1,596	10,110	2,541	7,569
Net interest income	$907	$772	$135	$1,898	$2,040	$(142)

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2024 were $1,807,091,000, an increase of $80,335,000, or 4.7%, from the third quarter of 2023, with average loans increasing $119,075,000, or 11.5%, average other interest earning assets increasing $33,360,000, primarily interest-earning cash at the Federal Reserve Bank, and average investment securities decreasing $72,100,000, or 11.5%, over the same period in 2023. Cash generated from repayments and sales on the investment portfolio supported loan growth. Average loans as a percent of average earning assets was 64.1% for the third quarter of 2024, compared with 60.2% for the third quarter of 2023. On the funding side, average deposits increased $112,293,000, or 7.5%, to $1,600,925,000 for the third quarter of 2024 primarily due to an increase in time deposits and money market products. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements, short-term Federal Reserve Bank ("FRB") borrowing and over-night FHLB borrowings, decreased $61,490,000 to $34,078,000 during the third quarter of 2024 compared to $95,568,000 for the same period in 2023. During the third quarter of 2024, the QNB Corp. issued $40,000,000 of subordinated debt; the carrying value net of deferred costs was $39,030,000 at September 30, 2024. Proceeds from deposit growth and the issuance of subordinated debt were were used to support loan growth.

The net interest margin for the third quarter of 2024 increased ten basis points to 2.48% from 2.38% for the same period in 2023. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. Repricing strategies on loans and deposits and the sale of lower-yielding investments have had a positive impact on the net interest margin. Two interest rate swaps entered into in 2023 added five basis points to the increase in net interest margin for the third quarter of 2024. The net interest margin is expected to improve as loans and deposits reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $3,441,000, or 18.5%, to $22,082,000 for the third quarter of 2024; total interest expense increased $2,534,000 to $10,818,000.

The yield on earning assets on a tax-equivalent basis increased 58 basis points to 4.86% for the third quarter of 2024, from 4.28% for the third quarter of 2023. The cost of interest-bearing liabilities was 2.90% for the third quarter of 2024, compared with 2.35% for the same period in 2023.

Interest income on investment securities (available-for-sale and equity) increased $94,000 when comparing the quarters ended September 30, 2024 and 2023. The average yield on the investment portfolio was 2.90% for the third quarter of 2024 compared with 2.50% for the same period in 2023, an increase of 40 basis points of which the interest rate swaps contributed 30 basis points.

The yield on U.S. Treasury securities was 4.94% for the third quarter of 2024 compared to 5.17% for the same period in 2023. The yield on U.S. Government agency securities increased seven basis points offset by a decrease in average balances of $25,991,000, for a net reduction in interest income of $59,000.

Interest income on municipal securities, which are primarily tax-exempt, increased $88,000 due to a 44 basis-point increase in rate, partly offset by a $3,483,000 decrease in average balances. The rate and interest income increases on municipal securities was positively impacted by the interest rate swap, contributing 45 basis points of the increase in rate. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $47,000 and average balances decreased $49,488,000 while the yield increased 31 basis points. The rate and interest income increases on mortgage-backed securities were positively impacted by the interest rate swap, contributing 32 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

The dividend yield on equities decreased nine basis points as average balances decreased $994,000. Proceeds from sales of equities were reinvested in higher yielding treasury securities.

Income on loans increased $2,902,000 to $16,773,000 when comparing the third quarters of 2024 and 2023, with an $119,075,000 increase in average balances contributing to an increase in interest income of $1,583,000 and a 47-basis point increase in yield contributing to a $1,319,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $2,237,000 when comparing the third quarters of 2024 and 2023, primarily due to a 50-basis point increase in rate from 5.10% in 2023 to 5.60% and increased average balances of $96,258,000, or 13.3%.

Income on commercial and industrial loans increased $353,000 when comparing the third quarters of 2024 and 2023. The average yield on these loans increased 38 basis points to 7.61% resulting in an increase in income of $134,000; average balances increased $12,379,000, to $140,980,000 for the third quarter of 2024 resulting in a $219,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $1,000 for the third quarter of 2024 compared to the same period in 2023. Average balances decreased $1,325,000, or 6.7%, to $18,305,000 for the third quarter of 2024. The yield on municipal loans increased 29 basis points, to 3.88% for the third quarter of 2024, compared with the same period in 2023.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $143,000 when comparing the third quarter of 2024 to the same period in 2023. Average residential mortgage loan balances increased by $3,428,000, or 3.2%, to $110,760,000 for the third quarter of 2024 compared to the same period in 2023, which contributed a $33,000 increase in interest income. The average yield on the portfolio increased 40 basis points and contributed an increase of $110,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2024 period by $8,545,000 to $66,239,000 and the average yield increased 19 basis points to 6.84% resulting in a $171,000 increase in interest income. The yield on the consumer portfolio increased 22 basis points to 7.75% for the third quarter of 2024 and there was a $210,000 decrease in average balances resulting in a net $3,000 decrease in interest income. The decrease in consumer loans was primarily due to the repayment of student loan balances.

Earning assets are funded by deposits and borrowed funds. Interest expense increased $2,534,000, when comparing the third quarter of 2024 to the same period in 2023. QNB experienced average balance increases in all deposit categories except non-interest-bearing checking, municipal deposits and savings accounts. Average non-interest-bearing demand accounts decreased $12,750,000 to $192,652,000 for the third quarter of 2024. Average savings balances decreased $47,320,000 to $278,247,000. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average interest-bearing demand accounts increased $37,428,000, or 11.7%, to $356,763,000 for the third quarter of 2024 and the average rate paid on these deposits increased 26 basis points; interest expense on interest-bearing demand accounts increased $298,000 to $898,000 for the same period. Average money market accounts increased $37,217,000, or 18.5%, to $238,494,000 for the third quarter of 2024 compared with the same period in 2023. Interest expense on money market accounts increased $605,000 to $2,132,000, and the average interest rate paid on money market accounts increased 55 basis points to 3.56% for the third quarter of 2024. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts decreased $14,000 to $1,823,000 for the third quarter of 2024. The average interest rate paid on municipal interest-bearing demand accounts increased six basis points to 4.69% for the third quarter of 2024 over the same quarter of 2023, and average balances decreased $2,772,000 to $154,619,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts decreased $142,000 when comparing the third quarter of 2024 to the same quarter of 2023. The average interest rate paid on savings accounts increased one basis point to 1.28% for the third quarter of 2024. When comparing these same periods, average savings accounts decreased $47,320,000, or 14.5%, to $278,247,000 for the third quarter of 2024 primarily due to decreases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2024 of $202,810,000 compared to $236,589,000 in the same period of 2023. The average yield paid on these accounts was 1.72% for the third quarter of 2024 and 1.68% for the same period in 2023. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $13,541,000 when comparing the third quarter of 2024 to the same period in 2023.

Interest expense on time deposits totaled $4,196,000 for the third quarter of 2024 compared to $2,320,000 in 2023. Average total time deposits increased $100,490,000 to $380,150,000 for the third quarter of 2024. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on total time deposits increased 110 basis points from 3.29% to 4.39% when comparing the third quarter of 2024 to the same period in 2023.

Approximately $342,787,000, or 90%, of time deposits at September 30, 2024 will mature over the next 12 months. The average rate paid on these time deposits is approximately 4.50%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers, overnight FHLB borrowing and short-term FRB borrowing. Interest expense on short-term borrowings decreased $554,000 for the third quarter of 2024 to $186,000 when compared to the same period in 2023. When comparing these same periods, average balances decreased $61,490,000 to $34,078,000. The yield on customer repos increased 54 basis points for the third quarter of 2024 to 2.18%. There were no FHLB borrowings during 2024. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. The FRB borrowings were paid off during the first quarter of 2024; there was an average balance of $50,000,000 for the third quarter of 2023 compared to no average balance in the third quarter of 2024. During the second quarter of 2024, QNB borrowed an additional $10,000,000 in long-term debt to lock in borrowing at a lower yield than short-term borrowings. Average long-term borrowings increased $10,000,000 and the interest rate increased 39 basis points when comparing the third quarter of 2024 to the same period in 2023.

During the third quarter of 2024, the QNB Corp. issued $40,000,000 of subordinated debt; the carrying value net of deferred costs was $39,030,000 at September 30, 2024. The average yield of 9.42% includes the amortization of the deferred costs. The subordinated debt will initially bear interest at 8.875% per annum from and including the original issue date of the subordinated notes to but excluding September 1, 2029, payable semi-annually in arrears. From September 1, 2029, through maturity or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR plus a spread, payable quarterly in arrears. On or after the fifth anniversary of the original issue date through maturity, the QNB has the option to redeem the subordinated debt, in whole or in part, on any scheduled interest payment date. QNB may also redeem the subordinated debt in whole at any time in the event of certain specified events. The subordinated debt will mature on September 1, 2034.

Net Interest Income and Net Interest Margin – Nine-Month Comparison

For the nine-month period ending September 30, 2024 average earning assets increased $71,447,000, or 4.2%, to $1,764,751,000, with average loans increasing 10.3% and average investment securities decreasing 11.0%. Average total deposits increased $103,474,000, or 7.2%, to $1,547,290,000 for the nine-month period ended September 30, 2024 compared to the same period in 2023. The net interest margin on a tax-equivalent basis was 2.45% for the nine-month period ended September 30, 2024, a five-basis point increase from the same period in 2023.

Total interest income on a tax-equivalent basis increased $12,008,000, or 23.9%, to $62,275,000 from $50,267,000, when comparing the nine-month periods ended September 30, 2024 and September 30, 2023 due to an increase in volume and rate on loans. Interest income on loans increased $3,931,000 as a result of volume and increased $4,646,000 as a result of yields. Interest income on investments increased $2,882,000 due to rate, partly offset by a decrease of $828,000 due to volume. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 3.97% to 4.71% for the nine-month periods with the yield on loans up 52 basis points to 5.65%. QNB continues to experience pressure on yields due to competitive pressures on loan pricing.

Total interest expense increased $10,110,000 for the nine-month period ended September 30, 2024 compared with the same period in 2023 attributable to an increase in rates. The average rate paid on interest bearing deposits increased 88 basis points to 2.72% for the nine-month period ended September 30, 2024 versus the same period in 2023. The average balance of total short-term borrowings decreased $54,844,000 primarily due to short-term FRB and overnight FHLB borrowings. The yield on interest-bearing liabilities increased 81 basis points to 2.77% for the nine months ended September 30, 2024. QNB invested proceeds from maturities and sales of investment securities and growth in deposits into loans and to payoff short-term borrowing.

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

Based on this analysis, QNB recorded $193,000 in the provision for credit losses on loans for the nine months ended September 30, 2024, through the allowance for credit losses on loans, compared to a reversal of $1,119,000 through the provision for credit losses for the same period in 2023. QNB recorded a reversal of provision of $6,000 for the allowance for credit losses for unused commitments in the nine months ended September 30, 2024 compared to a reversal of $18,000 for the same period in 2023.

QNB's allowance for credit losses on loans of $8,987,000 represents 0.77% of loans receivable at September 30, 2024 compared with an allowance for credit losses on loans of $8,852,000, or 0.81% of loans receivable, at December 31, 2023, and $8,542,000, or 0.81%, at September 30, 2023. Management believes the allowance for credit losses on loans at September 30, 2024 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net charge-offs were $25,000 for the three months ended September 30, 2024 compared to net charge-offs of $275,000 for the three months ended September 30, 2023. Charge-offs consisted of overdrafts of $22,000, student loans of $17,000 and other consumer loans of $14,000. Recoveries of approximately $28,000 during the three months ended September 30, 2024 consisted of $20,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $8,000. Annualized net charge-offs as a percentage of average loans receivable were 0.01% for the three months ended September 30, 2024, compared to annualized net charge-offs of 0.10% for the three months ended September 30, 2023.

Net charge-offs were $58,000 for the nine months ended September 30, 2024 compared to net recoveries of $219,000 for the nine months ended September 30, 2023. Charge-offs of approximately $143,000 during the nine months ended September 30, 2024 consisted primarily of a commercial loan of $23,000, student loans of $23,000, consumer loans of $22,000 and overdrafts of $75,000. These were offset by $85,000 in recoveries comprising $63,000 in repayments from borrowers of previously charged-off credits, and $22,000 related to overdraft recoveries. Annualized net charge-offs as a percentage of average loans receivable were 0.01% for the nine months ended September 30, 2024, compared to annualized net recoveries of 0.03% for the nine months ended September 30, 2023.

Non-performing assets were $1,696,000 at September 30, 2024 compared to $1,940,000 as of December 31, 2023 and $1,893,000 at September 30, 2023. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans, were 0.14% of loans receivable at September 30, 2024, 0.18% at December 31, 2023, and 0.18% of loans receivable at September 30, 2023. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At September 30, 2024, $1,021,000, or approximately 60% of the loans classified as non-accrual are current or past due less than 30 days. Commercial loans classified as substandard or doubtful totaled $26,833,000, an increase of $15,223,000 from the $11,610,000 reported at December 31, 2023 and an increase of $14,919,000 from the $11,914,000 reported at September 30, 2023. The increase in classified loans since December 31, 2023 and September 30, 2023 was due to two commercial relationships downgraded.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2024, December 31, 2023, or September 30, 2023. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.18% of loans receivable at September 30, 2024 compared with 1.09% at December 31, 2023, and 0.97% at September 30, 2023. The December 31, 2023 past-dues included one large relationship past maturity and in the process of refinancing.

There were no modifications to borrowers experiencing financial difficulty identified during the nine months ended September 30, 2024 or 2023. QNB had no other real estate owned or repossessed assets at September 30, 2024, December 31, 2023 or September 30, 2023.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2024	2023	2023
Non-accrual loans	$1,696	$1,940	$1,893
Loans past due 90 days or more and still accruing interest	—	—	—
Troubled debt restructured loans (not already included above)	—	—	—
Total non-performing loans	1,696	1,940	1,893
Total non-performing assets	$1,696	$1,940	$1,893

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,135,898	$1,040,121	$1,029,042
Total loans	1,171,361	1,093,533	1,060,450

Allowance for credit losses on loans	8,987	8,852	8,542

Allowance for loan losses to:
Non-performing loans	529.89%	456.29%	451.24%
Total loans (excluding held-for-sale)	0.77%	0.81%	0.81%
Average total loans (excluding held-for-sale)	0.79%	0.85%	0.83%

Non-performing loans / total loans (excluding held-for-sale)	0.14%	0.18%	0.18%
Non-performing assets / total assets	0.09%	0.11%	0.11%

An analysis of net loan charge-offs (recoveries) for the three and nine months ended September 30, 2024 compared to 2023 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net charge-offs (recoveries)	$25	$275	$58	$(219)

Net annualized charge-offs (recoveries) to:
Total loans	0.01%	0.10%	0.01%	(0.03%)
Average total loans excluding held-for-sale	0.01%	0.10%	0.01%	(0.03%)
Allowance for loan losses	1.11%	12.77%	0.86%	(3.43%)

At September 30, 2024 and December 31, 2023, the recorded investment in loans for which impairment has been identified totaled $1,656,000 and $1,923,000 of which $1,493,000 and $1,451,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $163,000 and $472,000 at September 30, 2024 and December 31, 2023, respectively, and the related allowance for loan losses associated with these loans was $120,000 and $308,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net gain (loss) on sales and calls of available-for-sale and equity securities	$224	$131	$93	71.0%	$(495)	$185	$(680)	N/M%
Unrealized gain (loss) on equity securities	143	(138)	281	(203.6)	1,129	(654)	1,783	(272.6)
Fees for services to customers	469	421	48	11.4	1,316	1,237	79	6.4
ATM and debit card	691	685	6	0.9	2,032	2,048	(16)	(0.8)
Retail brokerage and advisory	139	219	(80)	(36.5)	358	655	(297)	(45.3)
Bank-owned life insurance	80	81	(1)	(1.2)	252	245	7	2.9
Merchant	84	99	(15)	(15.2)	266	298	(32)	(10.7)
Net gain on sale of loans	19	4	15	375.0	32	5	27	N/M
Other	118	253	(135)	(53.4)	378	535	(157)	(29.3)
Total	$1,967	$1,755	$212	12.1%	$5,268	$4,554	$714	15.7%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2024 was $1,967,000, an increase of $212,000, compared to $1,755,000 for the third quarter of 2023. Excluding realized and unrealized gains (losses) on securities and loans, non-interest income decreased $162,000, or 9.2%, to $1,600,000 for the quarter ended September 30, 2024 compared with the same period in 2023.

There was a net realized gain of $224,000 on the sale of investments for the quarter ended September 30, 2024 compared to a net gain of $131,000 on the sales of securities in the same period in 2023. QNB took the strategic opportunity to better position future earnings by selling lower-yielding equity securities in the third quarter of 2024 and reinvesting the proceeds in higher-yielding assets.

During the third quarter of 2024, unrealized gains on investment equity securities of $143,000 were recorded compared to unrealized losses of $138,000 in the same period of 2023. The unrealized gains and losses for the three months ended September 30, 2024 and 2023 resulted from the change in the fair value of the equities included in the investment portfolio. The Bank completed the exchange offer to convert its Visa B-1 shares to B-2 and C shares; the Bank recorded a $65,000 unrealized gain on the Visa C shares.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans was $19,000 for third quarter of 2024; compared to $4,000 in the third quarter of 2023. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment and includes any lower-of-cost-market on the loans held-for-sale. Residential mortgage loans to be sold are identified at origination.

Fees for service to customers increased $48,000 for the quarter ended September 30, 2024, as overdraft fees increased $16,000 and other deposit-related fees increased $32,000.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees decreased for the third quarter of 2024 compared to the same period in 2023. Advisory fees decreased $123,000 for the third quarter of 2024 compared with the same period in 2023 and transactional fees increased $43,000; a net decrease of $80,000 due to a decrease in client balances following employee turnover.

Merchant fees decreased $15,000 for the same period due to volume. Other non-interest income decreased $135,000 as there was a $115,000 sales tax refund in the third quarter of 2023 and a loss on the disposition of fixed assets of $18,000 in the third quarter of 2024.

Nine-Month Comparison

Total non-interest income for the nine-month periods ended September 30, 2024 and 2023 was $5,268,000 and $4,554,000, respectively, an increase of $714,000. Excluding realized and unrealized gain and losses on securities, total non-interest income was $4,634,000 and $5,023,000, respectively, a decrease of $389,000, or 7.7%.

Net investment securities gains decreased $680,000 to a net loss of $495,000 for the nine months ended September 30, 2024 compared to a net gain of $185,000 for the comparable nine months in 2023. Market conditions in the equities market for the nine months ended September 30, 2024 versus the same period in 2023 resulted in greater opportunities for profitable sales in 2024. QNB recorded realized gains of $601,000 compared to gains of $442,000 on equity securities for the nine months ended September 30, 2024 and 2023, respectively. Losses on sales of debt securities were $1,096,000 and $257,000 for the nine months ended September 30, 024 and 2023, respectively, as QNB sold securities to lower its market risk in a rising rate environment.

Net gains on sales of loans increased to $32,000 from $5,000, when comparing the nine months ended September 30, 2024 to the same period in 2023. Proceeds from the sale of residential mortgages were $1,466,000 and $640,000 for the nine-month period ended September 30, 2024 and 2023, respectively.

Fees for services to customers increased $79,000 to $1,316,000 for the first nine months of 2024, due primarily to an increase in deposit-related fees income. ATM and debit card decreased $16,000 for the first nine months of 2024 compared to 2023, due to volume.

Retail brokerage and advisory fees decreased $297,000, or 45.3%, to $358,000 for the nine months ended September 30, 2024 compared to the same period in 2023; advisory fees decreased $335,000 due to a decrease in client balances following employee turnover and transaction-based fees increased $38,000.

Merchant income decreased $32,000. Other non-interest income decreased $157,000. There was a $115,000 sales tax refund and broker-dealer conversion fees of $18,000 in the nine months ended September 30, 2023. There was a loss on the disposition of fixed assets of $15,000 versus a gain of $7,000 when comparing the two nine-month periods.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries and employee benefits	$4,650	$4,971	$(321)	-6.5%	$14,662	$14,309	$353	2.5%
Net occupancy	540	594	(54)	(9.1)	1,653	1,683	(30)	(1.8)
Furniture and equipment	991	910	81	8.9	2,874	2,665	209	7.8
Marketing	197	216	(19)	(8.8)	691	678	13	1.9
Third-party services	661	592	69	11.7	1,946	1,837	109	5.9
Telephone, postage and supplies	120	134	(14)	(10.4)	369	434	(65)	(15.0)
State taxes	149	60	89	148.3	465	244	221	90.6
FDIC insurance premiums	341	274	67	24.5	1,028	745	283	38.0
Other	987	920	67	7.3	2,715	2,768	(53)	(1.9)
Total	$8,636	$8,671	$(35)	-0.4%	$26,403	$25,363	$1,040	4.1%

Quarter to Quarter Comparison

Total non-interest expense was $8,636,000 for the third quarter of 2024, a decrease of $35,000 compared to the third quarter of 2023.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense decreased $321,000, or 6.5%, to $4,650,000 when comparing the two quarters. Salary expense and related payroll taxes increased $77,000, or 1.9% to $4,209,000 during the third quarter of 2024 compared to the same period in 2023 due to pay increases and filling open positions. Medical and dental premiums, net of employee contributions, decreased $400,000 when comparing the two quarters due to a reduction in medical claims.

Net occupancy and furniture and equipment expenses combined increased $27,000 when comparing the third quarters of 2024 and 2023. This is due primarily to increased software maintenance expense. Marketing expense decreased $19,000, or 8.8%, to $197,000 for the quarter ended September 30, 2024, due to timing of advertising campaigns.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $69,000, due to legal and audit costs. Telephone, postage and supplies expense decreased $14,000 primarily due to a reduction in supplies, postage and mailing expenses as there was an increase in the use of electronic delivery. State taxes increased $89,000 due to the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums increased $67,000 due to an increase in the assessment rate.

Other non-interest expense increased $67,000, or 7.3%, due to an increase in write-offs due to fraud on customer accounts of $44,000 and an increase in debit card expense of $50,000, partly offset by a decrease in loan related costs of $23,000.

Nine-Month Comparison

Total non-interest expense was $26,403,000 for the nine-month period ended September 30, 2024, an increase of $1,040,000, or 4.1%, compared to the nine months ended September 30, 2023.

Salaries and benefits expense increased $353,000 to $14,662,000 for the nine-month period ended September 30, 2024 compared to the same period in 2023. Salary and related payroll tax expense increased $373,000 during the period, to $12,451,000.

Net occupancy and furniture and equipment expense increased $179,000, or 4.1%, to $4,527,000, due to the reasons described in the quarter to quarter comparison. Marketing expenses increased $13,000 due to advertising and promotions. Third-party services increased $109,000, or 5.9%, to $1,946,000 for the nine-month period ended September 30, 2024. Telephone, postage and supplies expense decreased $65,000 due to the reasons described above in the quarter to quarter comparison.

FDIC insurance premiums increased $283,000 and state taxes increased $221,000, due to the reasons described in the quarter to quarter comparison.

Other non-interest expense decreased $53,000 due to a reduction in write-offs due to fraud on customer accounts of $263,000 as the Bank was able to recover some losses from prior periods, partly offset by an increase in debit card expense of $170,000 and the recording of a potential expense of $85,000 related to the Visa stock exchange make-whole agreement.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2024, QNB’s net deferred tax asset was $16,841,000. The primary components of deferred taxes are deferred tax assets of which $14,931,000 relates to investment securities fair value adjustments, $1,068,000 related to interest rate swap fair value adjustments and $1,927,000 relates to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $527,000. As of December 31, 2023, QNB’s net deferred tax asset was $19,290,000 of which $17,692,000 is related to investment securities fair value adjustment and $1,859,000 related to the allowance for credit losses on loans. The decrease in the balance of net deferred tax assets when comparing September 30, 2024 to December 31, 2023 of $2,449,000 is due to the unrealized gains on available for sale securities contributing a reduction of $2,761,000, partly offset by unrealized losses on interest rate swaps contributing $701,000.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets except for a $95,000 deferred tax asset related to a state net operating loss.

Applicable income tax expense was $961,000 for the quarter and $2,168,000 for the nine months ended September 30, 2024, compared to $494,000 for the quarter and $1,942,000 for the nine months ended September 30, 2023, respectively. The effective tax rate for the third quarter and nine-month periods ended September 30, 2024 was 22.4% and 20.5%, respectively, compared with 17.4% and 18.9%, respectively, for the same periods in 2023. The effective tax rate for the nine months ended September 30, 2024 was due to a higher percentage of taxable income and the recording of the deferred tax asset valuation allowance.

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

Total assets at September 30, 2024 were $1,841,563,000 compared with $1,706,318,000 at December 31, 2023. Cash and cash equivalents increased $41,575,000 from $62,657,000 at December 31, 2023 to $104,232,000 at September 30, 2024.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio increased $19,854,000, due to purchases of $56,223,000 and improvement in the fair value mark of $11,390,000; this was partly offset maturities and prepayments of $38,693,000 and sales of $13,139,000.

Loans receivable increased $77,828,000 with commercial loans increasing $69,503,000 to $988,918,000 at September 30, 2024, compared with $919,415,000 at year-end 2023 and retail loans increasing $8,545,000 over the same period.

Deposits grew $137,571,000 from December 31, 2023 to September 30, 2024. Non-interest-bearing demand deposits increased $5,142,000, with balances of $190,240,000 at September 30, 2024 compared with $185,098,000 at year-end 2023. Interest-bearing demand balances, excluding municipal deposits, increased $38,827,000 to $368,779,000, with increases in business interest-bearing checking products. The $19,174,000 increase in money market accounts was primarily due to the premium money market product offered to both personal and business customers. The $30,803,000 decrease in savings was primarily due to declines in the E-Savings on-line product as some of these funds moved to higher-yield certificates of deposit or the premium money market accounts. Total time deposits increased $65,654,000 from December 31, 2023 to September 30, 2024 as customers took advantage of higher-yielding time deposits, moving from lower-yielding products. Municipal deposit balances increased $39,577,000, to $172,337,000, during the first nine months of 2024. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased 75.6%, from $94,094,000 at December 31, 2023 to $22,918,000 at September 30, 2024. Commercial sweep accounts decreased $21,176,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%, there are no pre-payment penalties; these borrowing were paid off during the first quarter of 2024. During the nine months ended September 30, 2023, QNB borrowed an additional $10,000,000 in long-term debt from the FHLB increasing it's total to $30,000,000 to lock in a low yield. During the third quarter of 2024, QNB issued $40,000,000 in subordinated debt. Details can be found in Note 13.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2024 the Bank had a maximum borrowing availability with the FHLB of approximately $398,683,000, which is net of long-term borrowing outstanding of $30,000,000, a $283,000 letter of credit and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At September 30, 2024 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $58,024,000 since December 31, 2023, totaling $617,322,000 at September 30, 2024. The increase in the liquid sources of funds is primarily due to an increase in cash due to the proceeds from the issuance on subordinated debt. Growth in deposits provided cash flows of $137,571,000 and proceeds from the issuance of long-term debt and subordinated debt provided $50,000,000; combined, the proceeds enabled the net paydown on short-term borrowings of $71,176,000 and funding for the net growth in loans of $77,886,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $261,595,000 and $289,935,000 of available-for-sale debt securities at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2024 was $105,340,000, or 5.72% of total assets, compared with shareholders' equity of $90,824,000, or 5.32% of total assets, at December 31, 2023. Shareholders’ equity at September 30, 2024 included a negative adjustment of $58,607,000 compared to a negative adjustment of $67,937,000 at December 31, 2023, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale and gains on fair value hedges, net of tax. Without these adjustments, shareholders' equity to total assets would have been 8.63% and 8.95% at September 30, 2024 and December 31, 2023, respectively.

Average shareholders' equity and average total assets were $161,458,000 and $1,811,051,000 for the nine months ended September 30, 2024, an increase of 3.2% and 4.2%, respectively, from the averages for the nine months ended September 30, 2023. The ratio of average total equity to average total assets was 8.92% for the nine months ended September 30, 2024 compared to 9.01% for the same period in 2023.

Retained earnings at September 30, 2024 were impacted by nine months of net income totaling $8,397,000 offset by dividends declared and paid of $4,071,000 for the nine-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $657,000 to capital during the nine months ended September 30, 2024.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2024, 102,000 shares have been repurchased since the initial authorization at an average price of $24.93 and a total cost of $2,543,000.

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

The following table sets forth consolidated information for QNB:

	September 30,	December 31,
Capital Analysis	2024	2023
Regulatory Capital
Shareholders' equity	$105,340	$90,824
Net unrealized securities losses, net of tax	58,607	67,937
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	(8)	(8)
Common equity tier I capital	163,939	158,753

Tier 1 capital	163,939	158,753
Tier 2 capital instruments-subordinated debt	40,000	—
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	9,086	8,958
Total regulatory capital	$213,025	$167,711
Risk-weighted assets	$1,332,623	$1,281,418
Quarterly average assets for leverage capital purposes	$1,856,026	$1,779,619

	September 30,	December 31,
Capital Ratios	2024	2023
Common equity tier I capital / risk-weighted assets	12.30%	12.39%
Tier 1 capital / risk-weighted assets	12.30	12.39
Total regulatory capital / risk-weighted assets	15.99	13.09
Tier 1 capital / average assets (leverage ratio)	8.83	8.90

At September 30, 2024, common equity Tier 1 and Tier 1 regulatory capital ratios to risk-weighted assets and the leverage ratio decreased since December 31, 2023 primarily due to the growth in loans; however, the total capital ratio to risk-weighted assets ratio improved due to the issuance of subordinated debt. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2024.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2024 is asset sensitive. Management expects that market interest rates may decrease over the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2024 and 2023 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2024	2023
+300	3.62%	9.36%
+200	2.61%	6.27%
+100	1.46%	3.14%
-100	-2.29%	-3.57%
-200	-5.35%	-8.09%
-300	-10.29%	-13.63%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At September 30, 2024, QNB had two derivatives designated as fair value hedging instruments; these interest rate swaps had a notional value of $300,000,000.

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

September 30, 2024

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended September 30, 2024. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2024 through July 31, 2024	—	$—	—	98,000
August 1, 2024 through August 31, 2024	—	—	—	98,000
September 1, 2024 through September 30, 2024	—	—	—	98,000
Total	—	$—	—	98,000

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2024, no director or officer of QNB adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 4.1

Form of Subordinated Note, dated August 30, 2024. (Incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 3, 2024.)

Exhibit 10.1

Form of Subordinated Note Purchase Agreement, dated August 30, 2024. (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 3, 2024.)

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

QNB Corp.

Date: November 7, 2024	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: November 7, 2024	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank