Form 10-K
period 2024-12-31
QNB CORP
filed 2025-03-18
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	QNBC	N/A

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

As of February 28, 2025, 3,701,099 shares of common stock of the registrant were outstanding. As of June 30, 2024 the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $73,795,561 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 20, 2025 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania, operated twelve full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2024.

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

At December 31, 2024, QNB had total assets of $1,870,894,000, total loans receivable of $1,216,048,000, total deposits of $1,628,541,000 and total shareholders’ equity of $103,349,000. For the year ended December 31, 2024, QNB reported net income of $11,448,000 compared to net income for the year ended December 31, 2023 of $9,483,000 and December 31, 2022 of $15,921,000.

At February 18, 2025, the Bank had 193 full-time employees and five part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

The minimum capital requirements implemented by Basel III, and described below under “Capital Adequacy,” also introduced a capital conservation buffer, comprised of common equity Tier 1 capital, above a banking institution’s minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets in order to avoid limitations on certain distributions, including dividend payments. Under the restrictions applicable to the Bank, to remain “well capitalized,” the Bank had approximately $54,062,000 available for payment of dividends to the Company at December 31, 2024.

Capital Adequacy

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. Tier 2 capital includes the allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets), qualifying preferred stock, subordinated debt, and qualifying Tier 2 minority interests. The current minimum capital requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. In addition, in order to avoid limitations on certain capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), as of January 1, 2019, a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. At December 31, 2024, QNB’s Tier 1 capital, total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 12.02%, 15.56%, and 12.02%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2024, QNB’s leverage ratio was 8.70%.

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
•
Leverage ratio of 5% or more, and
•
Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2024 and 2023, the Bank qualified as well capitalized under these regulatory standards. See Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information.

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

For the years ended December 31, 2024, 2023 and 2022, the Bank recorded $1,156,000, $1,058,000, and $768,000, respectively, in FDIC deposit insurance premium expense.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2024 the Bank had $25,208,000 overnight FHLB advances outstanding $10,000,000 in short-tern borrowings and $30,000,000 in long-term debt.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2024, the Bank had $3,510,000 in stock of the FHLB.

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

In October 2023, the federal banking regulators issued a final rule, effective April 1, 2024, to modernize their respective CRA regulations. The revised rule substantially alters the methodology for assessing compliance with the CRA. Among other things, the revised rule evaluates lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarifies eligible CRA activities. Prior to the proposed effective date of the revised CRA rule, a federal District Court enjoined enforcement of the rule as it relates to certain industry trade groups and their members, including the Bank, pending further litigation on the merits. The injunction remains in place. Accordingly, it is not possible at present to determine the timing of the applicability of the revised CRA rule at the Bank.

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

At December 31, 2024, our lending limit per borrower was approximately $28,809,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

Our results of operations may be adversely affected by impairment charges relating to our debt securities.

QNB purchases U.S. Government and U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities, obligations of states and municipalities and corporate debt securities. QNB is exposed to the risk that the issuers of these debt securities may experience significant deterioration in credit quality which could impact the market value of such issuer’s securities. QNB periodically evaluates its debt securities to determine if market value declines indicate impairment. Once a decline is determined to be impairment, the value of the security is reduced and a corresponding charge to earnings is recognized for the credit related portion of the impairment.

Our results of operations may be adversely affected by fair value declines in our investments in equity securities.

The Company’s investment in marketable equity securities during 2024 were primarily consists of investments in large cap stock companies. Changes in fair value were recorded in unrealized gain/(losses) in non-interest income. These equity securities were sold in 2024.

At December 31, 2024, the Bank had $3,510,000 in capital stock of the FHLB and $12,000 in capital stock of ACBB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

The Bank has a $914,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program,

the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

The Bank owns 3,251 shares of Visa Class B-2 stock post conversion of its original Class B shares, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-2 stock will be converted to Visa Class A shares using a conversion factor (1.5430 as of September 26, 2024), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-2 shares are permitted to transact in Class B-2. Due to the lack of orderly trades and public information of such trades, Visa Class B-2 does not have a readily determinable fair value.

The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and does not have a readily determinable fair value. These restricted investments are carried at cost and evaluated for impairment periodically. As of December 31, 2024, there was no impairment associated with these securities.

Our assets at December 31, 2024 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2024, QNB had a net deferred tax asset of $18,325,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included in any such allowance.

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

High concentrations of commercial real estate loans ("CRE loans") could subject the Bank to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

Bank regulators have expectations of banks with high CRE concentrations to manage the risk in the concentrated portfolio. Bank regulators recognize that diversification can be achieved within CRE portfolios and differentiates risk in different types of CRE loans. They focus on those CRE loans for which the cash flow from the real estate is the primary source of repayment rather than loans to a borrower for which real estate collateral is taken as a secondary source of repayment or through abundance of caution. Generally, these would include development and construction loans for which repayment is dependent upon the sale of the property as well as properties for which repayment is dependent upon rental income.

Financial institutions that have high concentrations of CRE loans within their lending portfolios could face increased risk of financial difficulties in an economic downturn effecting its CRE markets. Therefore, bank regulators have issued guidance directed financial institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. These general guidelines are not limits, are not viewed negatively, nor are they viewed a safe haven. If a financial institution’s CRE portfolio goes outside of these general guidelines they will not automatically be criticized, but heightened risk management practices may be needed. Risk management practices should align with the complexity of the financial institution and its portfolio and include factors such as: portfolio diversification across property types; geographic dispersion of CRE loans; underwriting standards; level of pre-sold units or other types of take-out commitments on construction loans; and portfolio liquidity (ability to sell or securitize exposures on the secondary market).

Bank regulators may require such financial institutions to reduce their concentrations and/or maintain higher capital ratios than financial institutions with lower concentrations in CRE. At December 31, 2024, our CRE loans did not result in concentrations that require heightened risk management practices.

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

As part of the QNB’s overall risk management processes, it has established both the Information Technology Committee and the Information Security Committee. The Technology Committee comprises the executive management team, selected department heads, and the Information Security Officer ("ISO"). The Technology Committee reports to the Board of Directors. The second committee is the Information Security Committee, composed of QNB’s Chief Operating Officer (“COO”), the Information Technology Director, and the ISO. The Information Security Committee reports to QNB’s Audit Committee. QNB’s COO presents a detailed report on information systems and cybersecurity matters to the Board of Directors at least once annually. The Board of Directors also receives and reviews copies of minutes of all meetings of the Audit Committee and the Information Technology Committee. The Audit Committee receives minutes from the Information Security Committee and audit reports related to Technology and Cyber control testing.

QNB Bank’s information technology resources are managed by the Information Technology Department, which is responsible for identifying, assessing, and managing material risks from cybersecurity threats. The present COO, who reports directly to the current President and Chief Executive Officer ("CEO"), has been with QNB Bank for over eight years and has over twenty-five years of experience in banking technology and operations. He has an MBA in Management Information Systems and is a current Certified Information Systems Security Professional. QNB’s IT Director and ISO report directly to the COO. Additionally, the ISO has a reporting line to the Audit Committee to ensure independence and transparency. The Information Technology Department is managed by the IT Director. The present IT Director has been employed by QNB Bank in the information technology area for ten years has been in the technology industry for over fifteen years and holds numerous technology certifications. QNB's ISO, whose responsibilities include security relating to QNB’s information systems, is a Certified Information Systems Security Professional and a Certified Information Security Manager. The ISO, among other duties, supervises internal employee training relating to cybersecurity risks, conducts access reviews relating to QNB’s information systems, and monitors implemented checks and balances relating to access to information. Information relating to cybersecurity risks and cybersecurity incidents, if any, is reported by the COO and the ISO and to both the Information Technology Committee and the Information Security Committees. Additionally, cyber security incidents are reported to QNB’s Board of Directors by the COO no less than quarterly.

QNB maintains an Incident Response Plan that provides documented guidelines for handling potential threats and taking appropriate measures, including timely notification of cybersecurity threats and incidents to senior management and the Board of Directors when appropriate. The Incident Response Plan is managed by the Information Security Committee and is reviewed and tested at least annually.

QNB uses third-party vendors to assist in monitoring, detecting, and managing cyber threats, including managed security service monitoring, penetration testing, and vulnerability assessment. The Information Security Committee has established risk management guidelines for third-party vendors. QNB conducts due diligence reviews of third-party vendors before contracts or agreements for the provision of services are signed and conducts ongoing due diligence and oversight procedures with the frequency of the procedures determined based on a risk assessment of the services provided. Generally, QNB’s agreements with service providers include cybersecurity and data privacy requirements.. All such agreements are reviewed at least annually. QNB cannot guarantee, however, that such agreements, due diligence, and oversight procedures will prevent a cybersecurity incident from impacting information systems. Moreover, as a result of applicable laws and regulations or applicable contractual provisions, QNB may be held responsible for cybersecurity incidents attributed to its service providers in relation to any data that QNB shares with such providers.

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

ITEM 2. PROPERTIES

The principal office of both QNB Bank and QNB Corp. is located at 15 North Third Street, Quakertown, Pennsylvania. QNB Bank conducts business from its principal office and eleven other branch offices located in Bucks, Lehigh, and Montgomery Counties in Pennsylvania. QNB Bank owns its principal office, four branch locations, its administrative and operations facility and a computer facility. QNB Bank leases its remaining seven branch properties. The leases on the properties generally contain renewal options. In management’s opinion, these properties are in good condition and are currently adequate for QNB’s purposes.

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

IITEM 3. LEGAL PROCEEDINGS

Although there are currently no material legal proceedings to which QNB is the subject, future litigation that arises during the normal course of QNB’s business could be material and have a negative impact on QNB’s earnings. Future litigation also could adversely impact the reputation of QNB in the communities that it serves.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (“OTCBB”). QNB had approximately 627 shareholders of record as of February 28, 2025.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2024 and 2023. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2024
First Quarter	$26.19	$27.69	$22.00	$23.00	$0.37
Second Quarter	23.75	23.95	22.25	22.95	0.37
Third Quarter	29.70	30.25	22.70	23.39	0.37
Fourth Quarter	33.92	35.00	28.50	29.14	0.37

2023
First Quarter	$29.51	$32.00	$24.92	$25.00	$0.37
Second Quarter	25.05	25.70	22.00	22.43	0.37
Third Quarter	24.20	24.75	22.57	22.94	0.37
Fourth Quarter	25.28	27.75	21.50	21.85	0.37

QNB has traditionally paid quarterly cash dividends on the last Friday of each quarter. The Company expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors considers declaring a dividend. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. See “Shareholders’ Equity - Capital Adequacy” included in Item 7 of this Form 10-K filing and Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K filing, for additional information that discusses and quantifies this regulatory restriction.

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2024 through October 31, 2024	—	$—	—	98,000
November 1, 2024 through November 30, 2024	—	—	—	98,000
December 1, 2024 through December 31, 2024	—	—	—	98,000
Total	—	$—	—	98,000

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
•
the yearly cumulative total shareholder return on the S&P US SmallCap Banks Index, a group encompassing publicly traded banking companies trading on the NYSE or NASDAQ with an average market capitalization of $2.0 billion (individually ranging from $133 million to $19.3 billion); and
•
the yearly cumulative total shareholder return on the S&P U.S. BMI Banks - Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Total Return Performance
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
QNB Corp.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
QNB Corp.	100.00	86.73	101.23	77.61	81.24	112.06
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	90.39	114.16	96.42	116.90	162.46

Source: S&P Global Market Intelligence© 2025

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

The following table displays five years of selected financial amounts and ratios for the QNB:

Year ended December 31,	2024	2023	2022	2021	2020
Income and expense
Net interest income	$42,862	$40,155	$44,497	$42,127	$37,248
Provision for credit losses	(68)	(844)	(850)	458	1,250
Non-interest income	6,913	4,837	5,731	9,781	7,602
Non-interest expense	35,484	34,109	31,492	30,997	28,955
Net income	11,448	9,483	15,921	16,492	12,083

Share and Per Share Data
Net income - basic	$3.12	$2.63	$4.47	$4.64	$3.42
Net income - diluted	3.12	2.63	4.47	4.64	3.42
Book value	27.96	24.86	19.78	38.41	37.80
Cash dividends	1.48	1.48	1.44	1.40	1.36
Average common shares outstanding - basic	3,672,251	3,610,713	3,564,481	3,553,949	3,537,323
Average common shares outstanding - diluted	3,673,697	3,610,713	3,564,481	3,554,138	3,537,360

Balance Sheet at Year-end
Investment securities	$546,559	$496,092	$558,581	$704,770	$448,495
Loans receivable	1,216,048	1,093,533	1,039,385	926,470	920,042
Allowance for credit losses on loans	(8,744)	(8,852)	(10,531)	(11,184)	(10,826)
Other earning assets	39,344	51,210	1,242	4,196	25,909
Total assets	1,870,894	1,706,318	1,668,497	1,673,340	1,440,229
Deposits	1,628,541	1,488,713	1,418,369	1,449,745	1,228,067
Total borrowed funds	122,912	114,094	171,327	78,476	68,838
Shareholders' equity	103,349	90,824	70,958	136,494	134,445

Selected Financial Ratios
Net interest margin	2.43%	2.39%	2.71%	2.79%	2.92%
Net income as a percentage of:
Average total assets	0.62	0.54	0.93	1.04	0.90
Average shareholders' equity	7.05	6.04	10.90	12.19	9.76
Average shareholders' equity to average total assets	8.84	8.99	8.54	8.53	9.21
Dividend payout ratio	47.48	56.37	32.24	30.15	39.82

Net income for the year ended December 31, 2024 was $11,448,000, or $3.12 per share on a diluted basis. This compares to 2023 net income of $9,483,000, or $2.63 per share on a diluted basis and 2022 net income of $15,921,000, or $4.47 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.62%, 0.54% and 0.93% in 2024, 2023, and 2022, respectively, and return on average shareholders’ equity was 7.05%, 6.04% and 10.90%, respectively, during those same periods.

The Bank contributed $12,237,000 to net income for the year ended December 31, 2024 compared to $9,395,000 for the same period in 2023; whereas the holding company contributed a net loss of $789,000 to consolidated net income for the year ended December 31, 2024 compared to net income of $88,000 for the same period in 2023. The increase at the Bank was primarily due to improvement in net interest margin and gains on sales of investments securities. The decrease at the holding company resulted primarily from an increase in interest expense related to the issuance of subordinated debt in 2024.

2024 versus 2023

The results for 2024 include the following significant components:

•
Net interest income increased $2,707,000, or 6.74%, to $42,862,000 for 2024.

•
The net interest margin on a tax-equivalent basis increased four basis points to 2.43% for 2024 from 2.39% for 2023.

•
Reversal of the provision for credit losses was $68,000 for 2024, compared with $844,000 for 2023.

•
Non-interest income for 2024 was $6,913,000, an increase of $2,076,000, or 42.9%, compared with 2023.

•
Non-interest expense for 2024 was $35,484,000, an increase of $1,375,000, or 4.0%, compared with 2023.

•
Total investment securities increased $50,467,000, or 10.2%, from December 31, 2023.

•
Loans receivable grew $122,515,000, or 11.2%, from December 31, 2023.

•
Deposits increased $139,828,000, or 9.4%, from December 31, 2023.

•
The holding company issued $40,000,000 in subordinated debt in 2024.

•
Total non-performing loans, which represent loans on non-accrual status and loans past due 90 days or more and still accruing interest, were $1,975,000, or 0.16% of total loans receivable at December 31, 2024, compared with $1,940,000, or 0.18% of total loans receivable at December 31, 2023. Loans on non-accrual status were $1,975,000 at December 31, 2024 compared with $1,940,000 at December 31, 2023. Net charge-offs for 2024 were $59,000, or 0.01% of average total loans, as compared with net recoveries for 2023 of $238,000, or 0.02% of average total loans for 2023.

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

•
Loans receivable grew $54,148,000, or 5.2%, from December 31, 2022.

•
Deposits increased $70,344,000, or 5.0%, from December 31, 2022.

•
Total non-performing loans, which represent loans on non-accrual status and loans past due 90 days or more and still accruing interest, were $1,940,000, or 0.18% of total loans receivable at December 31, 2023, compared with $9,121,000, or 0.88% of total loans receivable at December 31, 2022. Loans on non-accrual status were $1,940,000 at December 31, 2023 compared with $4,820,000 at December 31, 2022. Net recoveries for 2023 were $238,000, or 0.02% of average total loans, as compared with net recoveries for 2022 of $197,000, or 0.02% of average total loans for 2022.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2024, 2023, and 2022.

Year ended December 31,	2024	2023	2022
Total interest income	$84,068	$69,082	$52,421
Total interest expense	41,206	28,927	7,924
Net interest income	42,862	40,155	44,497
Tax-equivalent adjustment	558	584	713
Net interest income (tax-equivalent basis)	$43,420	$40,739	$45,210

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

2024 versus 2023

On a tax-equivalent basis, net interest income for 2024 increased $2,681,000, or 6.6%, to $43,420,000. The net interest margin, which increased four basis points to 2.43%, was favorably impacted by increased rates on and volume of loans and investments. The average rate earned on earning assets increased 64 basis points from 4.09% for 2023 to 4.73% for 2024 with the yield on investments increasing 57 basis points and the yield on loans increasing 50 basis points. The yield on investment securities was favorably impacted by increased yields on all categories except U.S. Treasuries and Equities, causing an increase in interest income of $2,721,000; the yield was unfavorably impacted by a decrease in average volume of $49,754,000 contributing to a $494,000 decrease in interest income. The yield on loans was favorably impacted by increased rates in all loan categories, contributing to a $5,890,000 increase in interest income. This was also favorably impacted by a $110,151,000 net increase in average volume, of which $97,231,000 was related to an increase in average commercial real estate loans contributing $4,757,000 in interest income, an increase of $7,570,000 in home equity loans contributing $494,000 in interest income, and an increase of $4,032,000 in commercial and industrial loans average balances contributing an increase of $303,000 in interest income. The yield on total average interest-bearing liabilities increased 69 basis points from 2.11% for 2023 to 2.80% for 2024. The growth in loans was funded by the growth in deposits of $113,977,000, or 7.8%. The average rate paid on interest-bearing deposits increased from 2.01% to 2.71% for the same time periods, respectively, contributing to an increase in interest expense of $7,967,000, and a $134,229,000 increase in average interest-bearing deposits resulting in additional interest expense of $4,508,000. The average rate paid on total borrowings increased from 3.15% to 4.16% for the same time periods, respectively, offset by an average volume decrease of $34,917,000; the net impact contributed to a decrease in interest expense of $196,000. Loan and deposit growth was partially offset by the competitive local interest rate market for quality loans and deposits. Net interest spread decreased five basis points to 1.93% for 2024 compared to 1.98% for 2023.

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

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2024				2023				2022
	Average	Average			Average	Average			Average	Average
	balance	rate	Interest		balance	rate	Interest		balance	rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$11,682	5.00%	$584		$4,535	5.06%	$229		$524	1.18%	$6
U.S. Government agencies	80,332	1.17	942		100,409	1.11	1,119		101,455	1.10	1,119
State and municipal	106,806	3.39	3,623		109,598	2.89	3,164		128,126	2.39	3,056
Mortgage-backed and CMOs	357,977	2.68	9,580		399,599	2.14	8,555		447,369	1.58	7,059
Corporate debt securities and money market funds	17,560	5.76	1,012		6,655	4.40	293		6,673	4.37	291
Equities	4,269	3.88	166		7,584	4.22	320		12,011	3.32	399
Total investment securities	578,626	2.75	15,907		628,380	2.18	13,680		696,158	1.71	11,930
Loans:
Commercial real estate	810,525	5.53	44,805		713,294	4.89	34,900		637,023	4.20	26,759
Residential real estate	110,320	4.12	4,542		107,379	3.73	4,005		104,397	3.34	3,484
Home equity loans	65,714	6.81	4,475		58,144	6.52	3,794		56,155	4.38	2,459
Commercial and industrial	141,998	7.52	10,682		137,966	7.50	10,344		145,579	5.10	7,432
Consumer loans	3,635	8.12	295		3,889	7.29	283		4,512	5.63	254
Tax-exempt loans	18,507	3.90	721		19,876	3.56	707		19,778	3.42	676
Total loans, net of unearned income*	1,150,699	5.69	65,520		1,040,548	5.19	54,033		967,444	4.24	41,064
Other earning assets	59,734	5.36	3,199		34,816	5.61	1,953		5,782	2.42	140
Total earning assets	1,789,059	4.73	84,626		1,703,744	4.09	69,666		1,669,384	3.18	53,134
Cash and due from banks	13,847				13,918				13,803
Allowance for credit losses on loans	(8,965)				(8,820)				(11,287)
Other assets	41,709				39,187				38,549
Total assets	$1,835,650				$1,748,029				$1,710,449

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$346,590	0.93%	$3,225		$315,990	0.60%	$1,900		$345,054	0.27%	$933
Municipals	146,446	4.64	6,794		131,610	4.46	5,867		122,824	1.43	1,758
Money market	237,071	3.45	8,181		183,004	2.64	4,823		137,830	0.45	617
Savings	285,011	1.28	3,651		348,878	1.20	4,187		443,104	0.49	2,175
Time less than $100	170,998	3.98	6,808		121,622	2.63	3,194		91,216	0.79	723
Time $100 through $250	145,022	4.53	6,570		107,560	3.59	3,859		52,314	0.93	489
Time greater than $250	49,831	4.51	2,247		38,076	3.08	1,171		25,296	0.83	209
Total interest-bearing deposits	1,380,969	2.71	37,476		1,246,740	2.01	25,001		1,217,638	0.57	6,904
Short-term borrowings	48,526	2.37	1,148		108,862	3.01	3,273		85,876	1.00	861
Long-term debt	27,869	4.67	1,322		15,712	4.10	653		10,000	1.57	159
Subordinated debt	13,262	9.34	1,260		—	—	—		—	—	—
Total borrowings	89,657	4.16	3,730	—	124,574	3.15	3,926	—	95,876	1.06	1,020
Total interest-bearing liabilities	1,470,626	2.80	41,206	—	1,371,314	2.11	28,927	—	1,313,514	0.60	7,924
Non-interest-bearing deposits	188,525				208,777				242,778
Other liabilities	14,195				10,812				8,069
Shareholders' equity	162,304				157,126				146,088
Total liabilities and shareholders' equity	$1,835,650				$1,748,029				$1,710,449
Net interest rate spread		1.93%				1.98%				2.58%
Margin/net interest income		2.43%	$43,420			2.39%	$40,739			2.71%	$45,210

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent. Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2024 vs. 2023			2023 vs. 2022
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$362	$(7)	$355	$47	$176	$223
U.S. Government agencies	(224)	47	(177)	(12)	12	—
State and municipal	(81)	540	459	(441)	549	108
Mortgage-backed and CMOs	(892)	1,917	1,025	(753)	2,249	1,496
Corporate debt securities and money market funds	481	238	719	(1)	3	2
Equities	(140)	(14)	(154)	(147)	68	(79)
Total Investment securities (AFS & Equity)	(494)	2,721	2,227	(1,307)	3,057	1,750
Loans:
Commercial real estate	4,757	5,148	9,905	3,204	4,937	8,141
Residential real estate	109	428	537	100	421	521
Home equity loans	494	187	681	87	1,248	1,335
Commercial and industrial	303	35	338	(389)	3,301	2,912
Consumer loans	(18)	30	12	(35)	64	29
Tax-exempt loans	(48)	62	14	3	28	31
Total loans	5,597	5,890	11,487	2,970	9,999	12,969
Other earning assets	1,397	(151)	1,246	702	1,111	1,813
Total interest income	6,500	8,460	14,960	2,365	14,167	16,532
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	184	1,141	1,325	(78)	1,045	967
Municipals	662	265	927	125	3,984	4,109
Money market	1,425	1,933	3,358	203	4,003	4,206
Savings	(767)	231	(536)	(462)	2,474	2,012
Time less than $100	1,297	2,317	3,614	242	2,229	2,471
Time $100 through $250	1,345	1,366	2,711	516	2,854	3,370
Time greater than $250	362	714	1,076	105	857	962
Total interest-bearing deposits	4,508	7,967	12,475	651	17,446	18,097
Short-term borrowings	(1,814)	(311)	(2,125)	230	2,182	2,412
Long-term debt	508	161	669	91	403	494
Subordinated debt	1,260	—	1,260	—	—	—
Total borrowings	(46)	(150)	(196)	321	2,585	2,906
Total interest expense	4,462	7,817	12,279	972	20,031	21,003
Net interest income	$2,038	$643	$2,681	$1,393	$(5,864)	$(4,471)

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)
Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $14,960,000 to $84,626,000 for 2024, while total interest expense increased $12,279,000 to $41,206,000. Volume growth in earning assets contributed an additional $6,500,000 of interest income and interest rate increases contributed an additional $8,460,000 of interest income. Rate-related interest expense increased $7,817,000, while volume-related interest expense increased $4,462,000.

Investments

2024 versus 2023

Interest income on available-for-sale and equity investment securities increased $2,227,000 when comparing the two years. The 57 basis-point increase in rate, of which the interest rate swaps contributed 38 basis points, contributed an additional $2,721,000 to interest income and the $49,754,000 decrease in volume reduced interest income $494,000. The average yield on the available-for-sale and equity investment portfolio increased to 2.75% for 2024 compared to 2.18% for 2023.

Income on U.S. Government agency securities yields were 1.17% for 2024 compared to 1.11% for 2023. Most of the bonds in the agency portfolio have call features ranging from three months to three years, none of which were exercised during 2024. Average balances, which decreased $20,077,000, reduced interest income by $224,000.

Interest income on state and municipal securities increased $459,000. Average balances, which decreased $2,792,000, reduced interest income by $81,000. The increase in yield of 50 basis points from 2.89% in 2023 to 3.39% in 2024 contributing $540,000 to interest income more than offset the decrease in interest income caused by volume. The rate and interest income increases on municipal securities was positively impacted by the interest rate swap, contributing 51 basis points of the increase in rate.
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

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (“GSE”) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs increased $1,025,000 due to a 54 basis-point increase in rate from 2.14% for 2023 to 2.68% for 2024 adding $1,917,000 to interest income; this was partly offset by a $41,622,000 decrease in average balances reducing interest income by $892,000. The rate and interest income increases on mortgage-backed securities were positively impacted by the interest rate swap, contributing 46 basis points. This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase.

Income on corporate debt securities increased $719,000 due to an increase average balances of $10,905,000 and in yield from 4.40% for 2023 to 5.76% for 2024.

Excess cash at the holding company was invested in U.S. Treasury securities during 2024 adding $355,000 to interest income. The yield on U.S. Treasury securities was 5.00% for 2024 compared to 5.06% for 2023. Average balances increased $7,147,000.

Dividend income on equities decreased $154,000 due to a decrease in average balances of $3,315,000. The equity portfolio was sold during 2024.

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

Loans

2024 versus 2023

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, hotels, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $9,905,000. The increase in average balances of $97,231,000, or 13.6%, contributed an increase in interest income of $4,757,000; the 64 basis-point increase in yield, from 4.89% in 2023 to 5.53% in 2024 contributed $5,148,000 to the increase in interest income.

Income on commercial and industrial loans, the second largest category, increased $338,000 with average balances increasing $4,032,000 resulting in an increase to interest income of $303,000 and an average yield increase of two basis points to 7.52% in 2024 from 7.50% in 2023, contributing to a $35,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $14,000 to $721,000 in 2024. When comparing the same periods, average balances decreased $1,369,000 to $18,507,000, which contributed a $48,000 decrease in interest income. The average yield on the tax-exempt loan portfolio increased from 3.56% for 2023 to 3.90% for 2024, resulting in an increase in interest income of $62,000.

QNB strives to be the “local consumer lender of choice.” QNB continues to focus on its retail lending efforts by adding new product offerings and by marketing and promotion. Overall, retail lending balances increased $10,257,000 and interest income for retail lending increased $1,230,000 in 2024 compared with 2023, driven by a 41 basis-point increase in yield.

Given the low yields on alternative investment securities, QNB retained certain fixed rate and hybrid adjustable-rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $2,941,000, or 2.7%, to $110,320,000 for 2024. The average yield on the residential real estate portfolio increased 39 basis points to 4.12% for 2024 compared to 3.73% for 2023. Overall, interest income for this segment grew $537,000 in 2024.

Income on home equity loans increased by $681,000 when comparing 2024 and 2023. During 2024 and 2023, QNB offered attractive rates on both variable rate and fixed rate home equity loans. Average balances in home equity loans increased $7,570,000, or 13.0%, to $65,714,000 when comparing 2024 and 2023. The yield on the home equity portfolio increased 29 basis points to 6.81% when comparing the two years. Home values have continued to grow; therefore, we expect the demand for home equity loans will continue.

Interest income on consumer loans increased $12,000. Consumer loans at QNB experienced a decline in average balances in 2024 of $254,000, or 6.5%, led by a decline in student loans. Student loan balances are no longer insured, and QNB ceased funding originations through its third-party provider during the second half of 2018; average balances decreased $302,000 and interest income decreased $2,000 when comparing 2024 and 2023. Student loans are primarily variable rate loans and interest income was favorably impacted by a 160 basis-point increase in rate.

2023 versus 2022

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

Deposits and Borrowings

2024 versus 2023

Total interest expense for 2024 was $41,206,000 compared with $28,927,000 for 2023, an increase of $12,279,000. Interest expense on deposits increased $12,475,000 and interest expense on borrowed funds decreased $196,000 when comparing the two years. The rate paid on interest-bearing deposits increased 70 basis points; the rate paid on borrowings increased 101 basis points, when comparing the two periods. Deposit and borrowing costs increase due to an increase in competition for deposits when rates rise. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings.

Average non-interest-bearing demand accounts decreased $20,252,000, or 9.7%, to $188,525,000 for 2024. Average interest-bearing demand accounts increased $30,600,000, or 9.7%, to $346,590,000 for 2024 compared with 2023, with interest expense on interest-bearing demand accounts increasing $1,325,000 to $3,225,000 for 2024. The average rate paid increased 33 basis points to 0.93% for 2024 compared to 0.60% for 2023. Interest-bearing business demand average balances increased by $41,304,000, or 58.2%, and related interest expense increased $1,346,000, or 45 basis points in yield, when comparing the two years. Also included in the interest-bearing demand category is QNB-Rewards checking, a tiered-rate retail checking account product. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 debit card purchase transactions post and clear per statement cycle. If these qualifications are not met, the rate paid is 0.10%. For 2024, the average balance in this product was $91,932,000 and the related interest expense was $373,000 for an average cost of funds of 0.41%. In comparison, the average balance in this product for 2023 was $93,336,000 and the related interest expense was $389,000 for an average cost of funds of 0.42%. The rates paid on the QNB-Rewards product, assuming qualifications are met, is attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the debit card. The average balance of other interest-bearing demand accounts included in this category decreased from $151,647,000 for 2023 to $142,347,000 for 2024. The average rate paid on these balances was 0.05% in 2023 and 2024.

Average money market accounts increased $54,067,000, or 29.5%, to $237,071,000 for 2024 compared with 2023. Interest expense on money market accounts increased $3,358,000 to $8,181,000 for 2024 compared with 2023. The average interest rate paid on money market accounts was 3.45% for 2024, an increase of 81 basis points compared with 2023.

Interest expense on municipal interest-bearing demand accounts increased $927,000 to $6,794,000 for 2024. The average balance of municipal interest-bearing demand accounts increased $14,836,000, or 11.3%, to $146,446,000 and the average interest rate paid on these accounts increased 18 basis points to 4.64% for 2024 from 4.46% for 2023. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.15% and 0.35%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

QNB’s online e-Savings product is the largest category of savings deposits and was created to compete with other online savings accounts. Average e-Savings balances decreased $48,383,000, or 18.9%, to $207,869,000 in 2024 compared with $256,252,000 in 2023. The average cost of funds on these accounts was 1.71% for 2024 and 1.57% for 2023. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and decreased on average by $15,484,000, or 16.7%, to $77,142,000. The average rate paid on total savings accounts was 0.12% for 2024, a six basis-point decrease from 0.18% for 2023 and interest expense decreased $79,000, to $91,000 from $170,000 over the same period.

Interest expense on time deposits increased $7,401,000, to $15,625,000 in 2024, due to an increase in average balances of $98,593,000 in 2024, to $365,851,000 and a 119 basis-point increase in yield, from 3.08% in 2023 to 4.27% in 2024. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. However, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $350,837,000, or 92.0%, in time deposits will reprice or mature over the next 12 months compared with 82.0% of the portfolio at December 31, 2023. The average rate paid on these time deposits is approximately 4.37%.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers, overnight FHLB borrowing and short-term FRB borrowing with average balances in 2024 of $38,455,000, $98,000 and $9,973,000, respectively. Interest expense on short-term borrowings decreased $2,125,000 to $1,148,000 when comparing the two years. During this period average balances of repurchase agreements decreased $14,699,000 with a 44 basis-point increase in average rate paid, resulting in a decrease of cost of funds of $36,000. The average balances of borrowings from the FHLB decreased $15,747,000 with a 20 basis-point increase in average rate paid, resulting in a decrease in cost of funds of $772,000. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; this borrowing was paid off in the first quarter of 2024.

Average long-term debt increased $12,157,000 in 2024 to $27,869,000 with a 57 basis-point increase in average yield from 4.10% in 2023 to 4.67% in 2024.

During the third quarter of 2024, the QNB Corp. issued $40,000,000 of subordinated debt; the carrying value net of deferred costs was $39,068,000 at December 31, 2024. The average yield of 9.34% includes the amortization of the deferred costs. The subordinated debt will initially bear interest at 8.875% per annum from and including the original issue date of the subordinated notes to but excluding September 1, 2029, payable semi-annually in arrears. From September 1, 2029, through maturity or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR plus a spread, payable quarterly in arrears. On or after the fifth anniversary of the original issue date through maturity, the QNB has the option to redeem the subordinated debt, in whole or in part, on any scheduled interest payment date. QNB may also redeem the subordinated debt in whole at any time in the event of certain specified events. The subordinated debt will mature on September 1, 2034.

The yield on interest-bearing liabilities increased 69 basis points to 2.80% for 2024.

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

The composition of the deposit accounts changed in 2023 as QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average interest-bearing demand accounts decreased $29,064,000, or 8.4%, to $315,990,000 for 2023 compared with 2022, with interest expense on interest-bearing demand accounts increasing $967,000 to $1,900,000 for 2023. The average rate paid increased 33 basis points to 0.60% for 2023 compared to 0.27% for 2022. Interest-bearing business demand average balances decreased by $2,188,000, or 3.0%, and related interest expense increased $950,000, or 136 basis points in yield, when comparing the two years. For 2023, the average balance in QNB-Rewards checking was $93,336,000 and the related interest expense was $389,000 for an average cost of funds of 0.42%. In comparison, the average balance in this product for 2022 was $104,122,000 and the related interest expense was $366,000 for an average cost of funds of 0.35%. The average balance of other interest-bearing demand accounts included in this category decreased from $167,737,000 for 2022 to $151,647,000 for 2023. The average rate paid on these balances was 0.05% in 2022 and 0.05% in 2023.

Average money market accounts increased $45,174,000, or 32.8%, to $183,004,000 for 2023 compared with 2022. Interest expense on money market accounts increased $4,206,000 to $4,823,000 for 2023 compared with 2022. The average interest rate paid on money market accounts was 2.64% for 2023, an increase of 219 basis points compared with 2022. A new High Yield money market account was introduced in 2023.

Average e-Savings balances decreased $79,238,000, or 23.6%, to $256,252,000 in 2023 compared with $335,490,000 in 2022. The average cost of funds on these accounts was 1.57% for 2023 and 0.59% for 2022. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and decreased on average by $14,988,000, or 13.9%, to $92,626,000. The average rate paid on total savings accounts was 0.18% for 2023, a one basis-point increase from 0.17% for 2022 and interest expense decreased $9,000, to $170,000 from $179,000 over the same period.

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

Provision for Credit Losses

The provision for credit losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for credit losses on loans and the allowance for credit losses on unused commitments to amounts that are intended to absorb historical loss experience, current conditions and reasonable and supportable forecasts, in the outstanding loan portfolio and the unused commitments. Management believes that it uses the best information available to make determinations about the adequacy of these allowances and that it has established its existing allowances for credit losses on loan and on unused commitments in accordance with U.S. GAAP. The determination of an appropriate level for the allowance for credit losses on loans and the allowance for credit losses on unused commitments are based upon an analysis of the risks inherent in QNB’s loan portfolio. QNB recorded a reversal of the provision for credit losses on loans of $49,000 for the twelve months ended December 31, 2024 compared to a reversal of the provision for loan losses of $828,000 for the twelve-month period ended December 31, 2023 and a reversal of the provision for loan losses of $850,000 for the twelve-month period ended December 31, 2022. QNB recorded a reversal of the provision for credit losses on unused commitments of $19,000 during 2024 compared to a reversal of the provision for credit losses on unused commitments of $16,000 during 2023. The 2022 period adjustments for the reserve for unused commitments were included in non-interest expense. Net loan charge-offs were $59,000, or 0.01% of total average loans for 2024 compared with net loan recoveries were $238,000, or 0.02% of total average loans for 2023 and net loan recoveries were $197,000, or 0.02% of total average loans for 2022. The majority of the recoveries during 2024, 2023 and 2022, were on these previously charged off commercial loans. 2024 was offset by net charge-offs in overdrafts and student loans. Deterioration in credit quality resulting in charge-offs or significant growth in the loan portfolio may result in a higher provision for credit losses on loans in 2025.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
Fees for services to customers	$1,770	$1,651	$1,614	$119	$37	7.2%	2.3%
ATM and debit card	2,740	2,735	2,719	5	16	0.2	0.6
Retail brokerage and advisory	476	862	788	(386)	74	-44.8	9.4
Bank-owned life insurance	332	320	361	12	(41)	3.8	-11.4
Merchant	348	394	394	(46)	—	-11.7	0.0
Net (loss) gain on sale of investment securities	919	(2,077)	266	2,996	(2,343)	N/M	N/M
Unrealized gain (loss) on investment equity securities	(215)	250	(1,026)	(465)	1,276	N/M	N/M
Net gain on sale of loans	29	16	6	13	10	N/M	N/M
Other	514	686	609	(172)	77	-25.1	12.6
Total	$6,913	$4,837	$5,731	$2,076	$(894)	42.9%	-15.6%

N/M - Not Meaningful

2024 versus 2023

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and debit card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $6,913,000 in 2024 compared with $4,837,000 in 2023, an increase of $2,076,000. Excluding the unrealized (losses) gains on equity securities and gains (losses) on sales of investment securities, noninterest income was $6,209,000 in 2024 compared to $6,664,000 in 2023, a decrease of $455,000.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,770,000 for 2024, an increase of $119,000 from 2023. Overdraft income, which represented approximately 75% of total fees for services to customers in 2024 and 78% in 2023, increased by $38,000, or 2.9%, when comparing 2024 to 2023. The increase in overdraft income primarily reflects an increase in the number of overdraft occurrences. Other fees for services increased $119,000 primarily due to the increase in deposit accounts.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $2,740,000 in 2024, an increase of $5,000 from the amount recorded in 2023. Debit card interchange income increased $10,000 to $2,695,000 in 2024, while ATM surcharge income and monthly card fees income decreased $5,000 to $45,000. The growth in checking accounts and card usage contributed to the increase in debit card income, including the QNB Rewards checking product, a tiered-rate checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

QNB provides securities and advisory services under the name QNB Financial Services through an independent third-party registered Broker/Dealer and Registered Investment Advisor. QNB receives a percentage of the revenue generated but is responsible for salaries and expenses of advisors who are QNB employees. Retail brokerage and advisory revenue was $476,000 for 2024 compared with $862,000 for 2023, a decrease of $386,000, or 44.8%. Advisory fees decreased $461,000 comparing 2024 to 2023 due to a decrease in client balances following employee turnover. Sales in front-loaded products, such as annuities and alternative investments (which include private equity, hedge funds, managed futures, real estate “REITs”, commodities and derivatives contracts) and trailing income related to these increased $75,000 in 2024 over 2023. In 2024, the net income provided by QNB Financial Services was $112,000, compared with $186,000 in net income for 2023.

Income on bank-owned life insurance (“BOLI”) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which limit how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2024 was $332,000 compared to $320,000 for 2023.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $348,000 for 2024, a decrease of $46,000 compared to the amount reported in 2023.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed-income portfolio to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors, and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. In addition, the Corporation owned a small portfolio of equity securities for the purpose of generating both dividend income and capital appreciation; this equity portfolio was sold during 2024.

Net gains (losses) on sales of investment securities increased $2,996,000 to a net gain of $919,000 for the year ended December 31, 2024, compared with a net loss of $2,077,000 for the year ended December 31, 2023. Net gains from sales of equity securities were $2,015,000 in 2024 compared to a net loss of $19,000 in 2023. QNB completed the exchange offer to convert the Bank's Visa B-1 shares to B-2 and C shares in the second quarter of 2024; QNB sold the Visa Class C shares in the fourth quarter of 2024 and realized a gain of $1,498,000. QNB sold its other equity securities and realized a gain of $517,000 during the twelve months ended December 31, 2024 compared to a loss of $19,000 for the same period of 2023. Net loss on the sale of fixed income securities were $1,096,000 for 2024 compared to a net loss of $2,058,000 for 2023. QNB improved the efficiency of its investment portfolio by executing sales of low yielding fixed rate available-for-sale securities during 2023 and 2024. QNB sold both state and municipal securities and mortgage-backed and CMO securities totaling $13,139,000 during 2024 and $33,213,000 during 2023. Unrealized losses on equity securities of $215,000 were recorded during 2024 compared to unrealized gains of $250,000 during 2023.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $29,000 and $16,000 for 2024 and 2023, respectively. Mortgage financing activity was greater in 2024, due to available properties. Proceeds from the sale of residential mortgages were $1,765,000 and $989,000 for the years ended December 31, 2024 and 2023, respectively. Included in the gains on the sale of residential mortgages in 2024 and 2023 are $13,000 and $7,000, respectively, related to the recognition of mortgage servicing assets.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $116,000 for 2024 and $125,000 for 2023 is included in other non-interest income.

Other non-interest income, excluding mortgage servicing income, was $398,000 for 2024, a decrease of $163,000 from the amount recorded in 2023. Other non-interest income included sales tax refunds in 2023 of $117,000 and broker-dealer conversion costs reimbursements of $18,000 in 2023. Losses on premises and equipment were $14,000 in 2024 compared to gains in 2023 of $6,000. Letter of credit fees decreased $16,000 when comparing 2024 to 2023.

2023 versus 2022

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

Retail brokerage and advisory revenue was $862,000 for 2023 compared with $788,000 for 2022, an increase of $74,000, or 9.4%. Advisory fees increased $27,000 comparing 2023 to 2022. Fee income from sales in front-loaded products and trailing income increased $47,000 in 2023 over 2022. In 2023, the net income provided by QNB Financial Services was $186,000, compared with $210,000 in net income for 2022.

BOLI income during 2023 was $320,000 compared to $361,000 for 2022; included in the 2022 number was a life insurance benefit of $46,000.

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

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
Salaries and employee benefits	$19,741	$19,026	$17,306	$715	$1,720	3.8%	9.9%
Net occupancy	2,207	2,223	2,195	(16)	28	-0.7	1.3
Furniture and equipment	3,973	3,602	2,917	371	685	10.3	23.5
Marketing	1,044	964	870	80	94	8.3	10.8
Third party services	2,595	2,422	2,474	173	(52)	7.1	-2.1
Telephone, postage and supplies	505	571	748	(66)	(177)	-11.6	-23.7
State taxes	577	367	1,004	210	(637)	57.2	-63.4
FDIC insurance premiums	1,156	1,058	768	98	290	9.3	37.8
Other	3,686	3,876	3,210	(190)	666	-4.9	20.7
Total	$35,484	$34,109	$31,492	$1,375	$2,617	4.0%	8.3%

2024 versus 2023

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $35,484,000 in 2024, an increase of $1,375,000, or 4.0%, from the $34,109,000 in 2023. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue (tax-equivalent net interest income plus non-interest income). QNB’s efficiency ratios for 2024, 2023 and 2022 were 70.5%, 74.8%, and 61.8%, respectively. The favorable decrease in the 2024 efficiency ratio is primarily due to an increase in tax-equivalent net interest income of $2,681,000 in 2024 over 2023.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2024 was $19,741,000, an increase of $715,000, or 3.8%, compared with $19,026,000 reported in 2023. Salary expense and related payroll taxes for 2024 was $16,882,000, an increase of $893,000 compared with $15,989,000 reported in 2023. Benefit expense for 2024 was $2,859,000, a decrease of $178,000, or 5.9%, from the amount recorded in 2023. Medical premiums decreased $225,000 primarily due to a decrease in claims. Retirement plan matching and safe harbor increased $44,000 compared to 2023. QNB utilized unvested forfeited 401(k) contributions to offset retirement plan matching in 2024 and 2023. During 2023, the Bank adopted a Nonqualified Deferred Compensation Plan ("NQDC Plan"). The purpose of the NQDC Plan is to provide a deferred compensation vehicle to which the Bank may credit discretionary amounts on behalf of key employees for recruitment and reward. NQDC Plan expense was $136,000 for the year ended December 31, 2024 compared to $108,000 for the year ended December 31, 2023.

Net occupancy and furniture and equipment expense increased $355,000, to $6,180,000 when comparing 2024 to 2023, due primarily to increased software maintenance.

Marketing expense was $1,044,000 for 2024, an $80,000 increase from the expense recorded in 2023. QNB’s contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves are included in public relations expense which decreased $28,000 in 2024 Advertising and sales promotions costs increased $119,000 in 2024 over 2023.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services increased $173,000.

Telephone, postage and supplies expense decreased $66,000 to $505,000 in 2024 compared with 2023, primarily due to reduction in transportation costs for supplies and mail delivery services due to usage.

The premium assessment formula for small institutions is based on asset growth and related risk assumptions determined by the FDIC as well as capital. Small institutions, for FDIC premium assessments purposes, are defined as those with total consolidated assets less than $10 billion. FDIC insurance premium expense increased $98,000 in 2024 due to an increase in capital.

State tax expense represents the payment of the Pennsylvania Shares Tax and Pennsylvania sales and use tax. State tax expense was $577,000 and $367,000 for the years 2024 and 2023, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank. The increase in Pennsylvania Shares Tax is a result of higher capital and a decrease in tax credits.

Other operating expenses for the twelve months ended December 31, 2024 decreased $190,000, or 4.9%. There was a decrease of $478,000 in write-offs primarily due to fraud on customer accounts offset by increases in debit card expense of $233,000 and the recording of a potential expense of $85,000 related to the Visa stock exchange make-whole agreement.

2023 versus 2022

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

Income Taxes

Applicable income tax expense and effective tax rates were $2,911,000, or 20.3% for 2024, $2,244,000, or 19.1% for 2023 and $3,665,000, or 18.7% for 2022. The primary reason for the increased effective tax rate for 2023 over 2022 was due to a decrease in allowable tax-exempt interest due to higher disallowed interest expense related to a higher cost of funds and an increase in the valuation allowance. The primary reason for the increased effective tax rate for 2022 over 2021 was due to the state taxes on the realized gains on equity sales securities in 2022.

QNB expects the effective tax rate in 2025 to be less than the 21% corporate rate, due to its holdings of tax-free assets, including municipal bonds, municipal loans, and life insurance contracts. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2024	2023	Amount	Percent
Cash and cash equivalents	$50,713	$62,657	$(11,944)	-19.1%
Investment securities AFS	546,559	490,182	56,377	11.5
Investment equity securities	—	5,910	(5,910)	-100.0
Restricted investment in bank stocks	5,436	2,730	2,706	99.1
Loans held for sale	664	549	115	20.9
Loans receivable	1,216,048	1,093,533	122,515	11.2
Allowance for credit losses on loans	(8,744)	(8,852)	108	1.2
Premises and equipment, net	17,255	14,952	2,303	15.4
Bank-owned life insurance	11,937	11,946	(9)	-0.1
Accrued interest receivable	4,965	6,101	(1,136)	-18.6
Other assets	26,061	26,610	(549)	-2.1
Total assets	$1,870,894	$1,706,318	$164,576	9.6%

Cash and interest-earning deposits

Total cash and cash equivalents decreased $11,944,000 to $50,713,000 at December 31, 2024 from $62,657,000 at December 31, 2023. QNB had interest-bearing balances at the Federal Reserve Bank of $35,867,000 compared with $48,755,000 and interest-bearing balances in a brokerage account of $3,414,000 compared with $565,000 at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023 there was $0 and $1,850,000, respectively, held as collateral against the fair value swaps held a correspondent bank. Net cash was provided by operating and financing activities. Proceeds received from deposit growth and net proceeds from the issuance of long-term and subordinated debt more than offset loan growth and net repayment of short-term borrowings, excess funds were used to purchase investment securities. The maturity, prepayment and sales of investment securities were also reinvested in investment securities.

Investment Securities and Other Short-Term Investments

At December 31, 2024 and 2023, QNB had no Federal funds sold.

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

Investment Portfolio History
December 31,	2024	2023	2022
Investment Securities Available-for-Sale
U.S. Treasuries	$18,010	$6,451	$301
U.S. Government agency	66,908	74,122	86,709
State and municipal	86,352	89,189	95,367
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	198,510	224,238	256,161
Collateralized mortgage obligations (CMOs)	161,646	89,973	101,672
Corporate debt and money market funds	15,133	6,209	6,315
Total investment securities available-for-sale	$546,559	$490,182	$546,525
Equity Investments
Equity	$—	$5,910	$12,056
Total equity investments	$—	$5,910	$12,056
Total investment securities	$546,559	$496,092	$558,581

Investments Available-For-Sale Debt Securities

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2024, the fair value of investment debt securities available-for-sale, including the impact of fair value hedges, was $546,559,000, or $79,832,000 less the amortized cost of $626,391,000. This compares to a fair value of $490,182,000, or $85,996,000 less the amortized cost of $576,178,000, at December 31, 2023. The available-for-sale portfolio had a weighted average maturity of approximately 6.6 years at December 31, 2024 and 6.9 years at December 31, 2023 and a weighted average tax-equivalent yield of 2.40% and 1.81% at December 31, 2024 and 2023, respectively.

At December 31, 2024, approximately 78% of QNB’s investment securities available-for-sale were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2024, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. The decrease of the investment portfolio as a percent of total assets in 2024 is due to the proceeds from payments, maturities and sales being used to fund loan growth. During 2024, $130,679,000 of investment securities available-for-sale were purchased compared with $14,381,000 during 2023. Proceeds from the sale of investment securities available-for-sale were $13,139,000 during 2024 compared with $33,213,000 during 2023. Proceeds from maturities, calls and prepayments were $64,959,000 during 2024 compared with $50,042,000 during 2023.

Treasury securities had a fair value of $18,010,000 at December 31, 2024 compared to $6,451,000 at December 31, 2023. Excess cash at the holding company was invested in short-term Treasury securities in 2024.

The balance of U.S. Government agency securities decreased $7,214,000 to $66,908,000 at December 31, 2024 and represents 12.2% of the available-for-sale investment portfolio, compared with 15.1% at December 31, 2023. U.S. Government agency issued CMO and MBS balances increased $45,945,000 to $360,156,000 and represents 65.9% of the available-for-sale portfolio compared with 64.1% at December 31, 2023. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities decreased $2,837,000 to $86,352,000 at December 31, 2024, representing 15.8% of the available-for-sale portfolio compared with 18.2% at December 31, 2023. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases in addition to the bond rating of the issuer or the rating of bond insurer, if present.

QNB owns one collateralized debt obligations (“CDO”) in the form of a pooled trust preferred security and is included in the Corporate debt category. The security is comprised of securities issued by banks or bank holding companies. QNB owns the mezzanine tranche of this security. The security is structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The trust preferred security the Bank continues to hold has a carrying balance of $51,000 at December 31, 2024 and represents the senior-most obligation of the trust. There was no credit-related impairment charge during 2024, 2023 or 2020. Future estimates of fair value of the remaining security could require recording additional impairment charges through earnings. For additional detail on these securities see Note 18 of the Notes to Consolidated Financial Statements.

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

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2024	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Treasuries
Fair value	$18,010	$—	$—	$—	$18,010
Weighted average yield	4.62%	—	—	—	4.62%
U.S. Government agency:
Fair value	—	52,672	14,236	—	$66,908
Weighted average yield	—	1.08%	1.51%	—	1.17%
State and municipal:
Fair value	—	1,477	24,189	60,686	86,352
Weighted average yield	—	1.56%	2.17%	1.98%	2.03%
Mortgage-backed:
Fair value	130	65,376	133,004	—	198,510
Weighted average yield	2.51%	1.53%	1.67%	—	1.62%
Collateralized mortgage obligations (CMOs):
Fair value	460	38,768	116,327	6,091	161,646
Weighted average yield	1.99%	3.01%	3.46%	5.44%	3.42%
Corporate debt and money market funds:
Fair value	237	7,842	7,054	—	15,133
Weighted average yield	6.91%	7.62%	5.83%	—	6.77%
Total fair value	$18,837	$166,135	$294,810	$66,777	$546,559
Weighted average yield	4.57%	2.02%	2.51%	2.30%	2.40%

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

Investments in Equity Securities

Equity securities decreased $5,910,000 to $0 at December 31, 2024 from $5,910,000 at December 31, 2023. Proceeds from the sale of equity securities were $8,880,000, including a net gain of $2,015,000, and purchased $1,170,000 in equities during 2024. QNB completed the exchange offer to convert the Bank's Visa B-1 shares to B-2 and C shares in the second quarter of 2024; QNB sold the Visa Class C shares in the fourth quarter of 2024 and realized a gain of $1,498,000.

Increases and decreases in the fair value of equity securities were recognized in net income. QNB sold its equity portfolio during 2024, reducing the volatility to earnings. However, QNB still has unconverted Visa B-2 shares, as discussed in Note 1, that in the future could be converted to equity securities with a readily determinable fair value. At December 31, 2023, the fair value of the equity securities was $5,910,000, or $215,000 above the cost of $5,695,000.

The equities portfolio comprises blue-chip large-capitalized stocks, providing a taxable equivalent dividend yield of 3.88%.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. Other than disclosed in the forthcoming Loan Portfolio Table, at December 31, 2024, there was a concentration of loans to lessors of residential buildings and dwellings of 21.9% of total loans and to lessors of nonresidential buildings of 23.3% of total loans, compared with 21.5% and 24.7% of total loans, respectively, at December 31, 2023.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, qualifying originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity increased in 2024 with $1,851,000 in residential mortgages originated for sale compared with $1,522,000 for 2023. There were $664,000 residential mortgage loans held-for-sale at December 31, 2024 and $549,000 at December 31, 2023. Loan held for sale are carried at the lower of aggregate cost or market.

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

Total loan receivables at December 31, 2024 were $1,216,048,000, an increase of $122,515,000, or 11.2%, from December 31, 2023. A key financial ratio, loans to deposits was 74.7% at December 31, 2024, compared with 73.5% at December 31, 2023. QNB continues to be committed to make loans available to credit worthy consumers and businesses.

Loan Portfolio
December 31,	2024	2023	2022	2021	2020
Commercial:
Commercial and industrial	$153,187	$137,086	$160,875	$148,610	$227,431
Construction and land development	129,464	116,173	62,955	55,855	57,594
Real estate secured by multi-family properties	137,461	109,193	99,758	69,765	52,268
Real estate secured by owner-occupied properties	163,955	160,695	158,286	147,264	132,948
Real estate secured by other commercial properties	313,390	265,101	260,026	234,375	192,370
Revolving real estate secured by 1-4 family properties-business	5,652	5,442	5,256	5,517	5,376
Real estate secured by 1st lien on 1-4 family properties-business	105,779	103,572	99,805	81,274	79,072
Real estate secured by junior lien on 1-4 family properties-business	3,238	3,445	3,613	3,467	2,825
State and political subdivisions	17,683	18,708	20,971	19,775	25,302
Retail:
1-4 family residential mortgages	114,423	108,906	105,524	97,075	79,714
Construction-individual	—	—	130	3,206	3,025
Revolving home equity secured by 1-4 family properties-personal	48,231	34,231	36,732	33,476	36,350
Real estate secured by 1st lien on 1-4 family properties-personal	6,561	11,981	10,575	11,172	9,467
Real estate secured by junior lien on 1-4 family properties-personal	14,092	15,625	11,018	11,617	12,750
Student loans	1,444	1,662	2,180	2,436	2,724
Overdrafts	209	194	132	91	258
Other consumer	1,782	1,757	1,801	2,172	2,382
Total loans	1,216,551	1,093,771	1,039,637	927,147	921,856
Net unearned costs (fees)	(503)	(238)	(252)	(677)	(1,814)
Loans receivable	$1,216,048	$1,093,533	$1,039,385	$926,470	$920,042

Loan Maturities and Interest Sensitivity
						Loans due after one year
December 31, 2024	One year or less	After one year through five years	After five through 15 years	After 15 years	Total	With fixed predetermined interest rate	With variable or adjustable interest rates
Commercial:
Commercial and industrial	$94,791	$42,171	$15,489	$736	$153,187	$36,580	$21,816
Construction and land development	23,030	48,458	16,611	41,365	129,464	6,889	99,545
Real estate secured by multi-family properties	19,304	1,368	44,993	71,796	137,461	5,174	112,983
Real estate secured by owner-occupied properties	6,226	5,381	53,226	99,122	163,955	3,078	154,651
Real estate secured by other commercial properties	8,111	2,679	126,350	176,250	313,390	16,701	288,578
Revolving real estate secured by 1-4 family properties-business	5,562	—	90	—	5,652	—	90
Real estate secured by 1st lien on 1-4 family properties-business	849	3,305	31,501	70,124	105,779	1,579	103,351
Real estate secured by junior lien on 1-4 family properties-business	—	689	789	1,760	3,238	629	2,609
State and political subdivisions	45	3,601	11,630	2,407	17,683	2,025	15,613
Retail:
1-4 family residential mortgages	22	368	13,991	100,042	114,423	45,631	68,770
Revolving home equity secured by 1-4 family properties-personal	92	3,212	8,109	36,818	48,231	9,956	38,183
Real estate secured by 1st lien on 1-4 family properties-personal	83	881	4,472	1,125	6,561	6,478	—
Real estate secured by junior lien on 1-4 family properties-personal	35	2,987	8,912	2,158	14,092	13,997	60
Student loans	—	47	715	682	1,444	—	1,444
Overdrafts	209	—	—	—	209	—	—
Other consumer	260	1,201	316	5	1,782	1,502	20
Total	$158,619	$116,348	$337,194	$604,390	$1,216,551	$150,219	$907,713

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The Allowance for Credit Losses on Loans Allocation table on Page 40 shows the percentage composition of the loan portfolio over the past five years. There was little change in the composition of the portfolio between the periods ended December 31, 2024 and 2023. Loans secured by commercial real estate, including loans secured by multi-family, owner-occupied and other commercial properties, remained the largest sector of the portfolio amounting to 50.6% and 48.9% of the portfolio at December 31, 2024 and December 31, 2023, respectively, as the balances in this sector grew by $79,817,000, or 14.9%, from $534,989,000 at December 31, 2023 to $614,806,000 at December 31, 2024. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitality properties, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Credit Losses on Loans table, QNB had no charge-offs in this category in 2024, 2023 or 2022.

Commercial loans secured by residential real estate, which includes first lien, junior lien and revolving lines loans, increased by $2,210,000, or 2.0%, to $114,669,000 at December 31, 2024 and at 9.4% remained fairly level with the overall portfolio compared to 10.3% at December 31, 2023. Some of the properties that serve as collateral for these loans are located outside the Bank’s market area and have experienced vacancies and significant declines in market value in prior years. Non-accrual commercial loans secured by residential real estate were $535,000, $165,000, and $365,000 at December 31, 2024, 2023, and 2022, respectively. Charge-offs in this category have significantly decreased over the past three years. Net recoveries of $10,000 in 2024, compared to net recoveries of $10,000 in 2023 and net recoveries of $45,000 in 2022. In 2024, $5,000 in net recoveries were on out-of-market properties compared with $5,000 in net recoveries in 2023 and $41,000 of the net charge-offs in 2022.

Commercial and industrial loans, the second largest sector of the portfolio, experienced an increase in balances of $16,101,000, or 11.7%, to $153,187,000 at December 31, 2024. Commercial and industrial loans represented 12.6% of the portfolio at year-end 2024 compared with 12.5% at December 31, 2023. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or are unsecured. During 2024, nonaccrual commercial and industrial loan balances decreased $284,000 to $27,000, the majority of which is due to one loan returning accrual status of $278,000. During 2023, nonaccrual commercial and industrial loan balances decreased $1,264,000 to $311,000, the majority of which is due to paydowns of $1,264,000. During 2022, nonaccrual commercial and industrial loan balances decreased $1,794,000 to $1,575,000, the majority of which is due to paydowns of $1,811,000. In 2024, 2023 and 2022, there were net recoveries of $29,000, $348,000 and $268,000, respectively.

Construction and land development loans increased 11.4% to $129,464,000, or 10.6% of the portfolio at December 31, 2024, from $116,173,000, or 10.6% of the portfolio at December 31, 2023. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete, the balance is moved to the appropriate secured by commercial real estate category if the permanent financing is provided by the Bank. There were no charge-offs in the construction loan portfolio since 2011, and no construction loans on non-accrual since 2014.

Loans to state and political subdivisions decreased $1,025,000, or 5.5%, to $17,683,000 at December 31, 2024 from $18,708,000 at December 31, 2023. This sector decreased to 1.4% of the total loan portfolio at December 31, 2024 from 1.7% at December 31, 2023. Many municipalities, counties and school districts refinanced their existing bonds or bank debt due to rate.

Residential mortgage loans secured by first lien balances increased by $5,517,000, or 5.1%, to $114,423,000 at December 31, 2024 from $108,906,000 at December 31, 2023. In 2024 and 2023, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

Balances in home equity loans and lines, including first lien, junior lien and revolving line loans, increased $7,047,000, or 11.4%, to $68,884,000 at December 31, 2024. During 2024, QNB continued to offer very attractive rates on both variable and fixed rate home equity loans and lines. These attractive rates, along with excellent customer service, including quick turnaround time, resulted in new originations in home equity loans, however, paydowns and refinancing into mortgage loans contributed to the decline. QNB expects demand for home equity loans will increase as rates normalize and debt consolidation into mortgage loans decline.

As of December 31, 2024 the balance of student loans was $1,444,000, a decrease of $218,000 compared with December 31, 2023. In 2013, QNB reentered the private student loan market through a relationship with a third party. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. Student loan balances will decline, as their balances are no longer insured, and QNB ceased funding originations through the third party during 2019 and forward.

Overdrafts increased $15,000, to $209,000 at December 31, 2024. Other consumer loan balances increased $25,000 to $1,782,000 at December 31, 2024.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets. Non-performing assets totaled $1,975,000, or 0.11% of total assets at December 31, 2024, a $35,000 increase over the $1,940,000, or 0.11% of total assets at December 31, 2023.

Total non-performing loans, which represent loans on non-accrual status and loans past due 90 days or more and still accruing interest were $1,975,000, or 0.16% of total loans receivable at December 31, 2024 compared with $1,940,000, or 0.18% of total loans receivable at December 31, 2023. Loans on non-accrual status were $1,975,000 at December 31, 2024 compared $1,940,000 at December 31, 2023. The increase was primarily due to $1,296,000 being placed on nonaccrual; partially offset by paydowns of $823,000, net charge-offs of $52,000 and loans returned to accruing of $386,000. Specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2024, $1,178,000, or approximately 60% of the loans classified as non-accrual, are current or past due less than 30 days.

QNB had no loans 90 days or more past due and still accruing at December 31, 2024 or at December 31, 2023. Total loans that are 30 days or more past due decreased $9,716,000 to $2,187,000, representing 0.18% of total loans at December 31, 2024 compared with $11,903,000, representing 1.09% of total loans at December 31, 2023; the decrease is primarily due to one commercial customer in the refinancing process.

QNB held no OREO at December 31, 2024 or 2023. There were no repossessed assets as of December 31, 2024 or 2023.

Non-Performing Assets
December 31,	2024	2023	2022	2021	2020
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	—	—
Real estate secured by other commercial properties	—	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-personal	—	—	—	—	—
Student loans	—	—	—	—	—
Overdrafts	—	—	—	—	—
Other consumer	—	—	—	—	—
Total loans past due 90 days or more and accruing	—	—	—	—	—

Non-accrual loans
Commercial:
Commercial and industrial	27	311	1,575	3,369	4,367
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	157	175	866	1,000	2,857
Real estate secured by other commercial properties	—	—	1,165	1,279	48
Revolving real estate secured by 1-4 family properties-business	—	—	76	93	108
Real estate secured by 1st lien on 1-4 family properties-business	205	—	13	30	438
Real estate secured by junior lien on 1-4 family properties-business	330	165	276	361	437
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	768	805	461	721	636
Revolving home equity secured by 1-4 family properties-personal	313	295	188	375	411
Real estate secured by 1st lien on 1-4 family properties-personal	118	116	138	159	174
Real estate secured by junior lien on 1-4 family properties-personal	17	19	—	53	59
Student loans	11	17	17	37	44
Other consumer	29	37	45	53	61
Total non-accrual loans	1,975	1,940	4,820	7,530	9,640

Troubled debt restructured loans, not included above	N/A	N/A	4,301	4,142	4,469
Total non-performing assets	$1,975	$1,940	$9,121	$11,672	$14,109
Total non-performing assets as a percent of total assets	0.11%	0.11%	0.55%	0.70%	0.98%
Nonaccrual loans to total loans	0.16	0.18	0.88	1.26	1.53

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans, management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At December 31, 2024, commercial substandard or doubtful loans totaled $34,301,000, an increase of $22,691,000 from the $11,610,000, reported as of December 31, 2023. The increase was primarily due to $19,253,000 in loans to two commercial customers downgraded from special mention, and another $5,019,000 in commercial loans downgraded from pass categories; most of these loans are secured by real estate.

Allowance for Credit Losses on Loans

QNB adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), as amended ("ASU 326"), which replaces the incurred loss methodology with an expected credit losses (“CECL”), using the modified retrospective method. QNB recorded a reduction in its allowance for credit losses on loans of $1,089,000 as of January 1, 2023 for the cumulative effect of adopting ASU 326. Since the implementation of ASU 326 on January 1, 2023, the Company may make loan modifications to borrowers experiencing financial difficulty ("FDM"). A FDM could involve principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or exchanging or paying off existing debt for new debt with the Company. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The allowance for credit losses on loans ("ACL") represents management’s best estimate of expected credit losses in the existing loan portfolio, based on historical experience, current conditions and reasonable and supportable forecasts. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for credit losses on loans in accordance with U.S. generally accepted accounting principles (“US GAAP”). Since the ACL is dependent on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the ACL and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s ACL. Such agencies may require QNB to recognize changes to the ACL based on their judgments about information available to them at the time of their examination. Actual loan losses, net of recoveries, serve to reduce the allowance.

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the ACL. This analysis considers a number of relevant factors including: specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans, and concentrations of credit.

Asset and credit quality remained strong in QNB's market area in 2024. The ACL level stated as a percent of loans receivable decreased from 0.81% at December 31, 2023 to 0.72% at December 31, 2024. The ACL on loans decreased to $8,744,000 at year-end 2024 from $8,852,000 at year-end 2023.

Allowance for Credit Losses on Loans Allocation
December 31,	2024		2023		2022		2021		2020
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$829	12.6%	$823	12.5%	$1,316	15.5%	$3,368	16.0%	$4,050	24.7%
Construction and land development	1,336	10.6	1,252	10.6	755	6.1	363	6.0	346	6.2
Real estate secured by multi-family properties	2,012	11.3	1,735	10.0	995	9.6	746	7.5	643	5.7
Real estate secured by owner-occupied properties	853	13.5	1,001	14.7	1,549	15.2	1,460	15.9	1,383	14.4
Real estate secured by other commercial properties	1,142	25.8	1,167	24.2	2,458	25.0	2,074	25.3	1,710	20.9
Revolving real estate secured by 1-4 family properties-business	24	0.5	27	0.5	25	0.5	25	0.6	24	0.6
Real estate secured by 1st lien on 1-4 family properties-business	1,238	8.7	1,507	9.5	1,210	9.6	649	8.8	847	8.6
Real estate secured by junior lien on 1-4 family properties-business	339	0.3	14	0.3	30	0.3	386	0.4	24	0.3
State and political subdivisions	34	1.4	55	1.7	94	2.0	69	2.1	89	2.7
Retail:
1-4 family residential mortgages	323	9.4	427	10.0	682	10.2	625	10.5	513	8.7
Revolving home equity secured by 1-4 family properties-personal	143	4.0	138	3.1	299	3.5	255	3.6	281	3.9
Real estate secured by 1st lien on 1-4 family properties-personal	31	0.5	182	1.1	57	1.0	44	1.2	37	1.0
Real estate secured by junior lien on 1-4 family properties-personal	77	1.2	105	1.4	55	1.1	52	1.3	44	1.4
Student loans	310	0.1	369	0.2	454	0.2	303	0.3	143	0.3
Overdrafts	18	—	16	—	8	—	5	—	11	—
Other consumer	35	0.1	34	0.2	41	0.2	234	0.2	111	0.3
Unallocated	—		—		502		505		550
Total	$8,744	100.0%	$8,852	100.0%	$10,530	100.0%	$11,163	99.7%	$10,806	99.7%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Upon the adoption of CECL, performing troubled debt restructured loans are no longer considered impaired. At December 31, 2024 and 2023, the recorded investment in collateral dependent loans totaled $357,000 and $1,923,000, respectively, of which $0 and $1,451,000, respectively, required no specific ACL. The recorded investment in collateral dependent loans requiring a specific ACL was $357,000 and $472,000 at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the related ACL associated with these loans was $357,000 and $308,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Credit Losses on Loans
	2024	2023	2022	2021	2020
Allowance for credit losses on loans:
Balance, January 1	$8,852	$10,531	$11,184	$10,826	$9,887
Impact of adopting ASC 326		(1,089)
As reported under ASC 326		9,442
Charge-offs
Commercial:
Commercial and industrial	23	313	38	—	268
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	—	—
Real estate secured by other commercial properties	—	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	38	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	—	49	—
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-personal	—	—	—	—	—
Student loans	52	57	—	98	185
Overdrafts	101	91	—	69	69
Other consumer	23	14	158	9	28
Total charge-offs	199	475	196	263	550
Recoveries
Commercial:
Commercial and industrial	52	661	306	92	40
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	—	12
Real estate secured by other commercial properties	—	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	10	10	—	21	68
Real estate secured by junior lien on 1-4 family properties-business	—	—	45	—	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	4	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—		—
Real estate secured by junior lien on 1-4 family properties-personal	—	6	—	7	41
Student loans	30	8	—	5	28
Overdrafts	34	26	6	36	48
Other consumer	10	2	36	2	2

Total recoveries	140	713	393	163	239
Net (charge-offs) recoveries	(59)	238	197	(100)	(311)
(Reversal) provision for credit losses on loans	(49)	(828)	(850)	458	1,250
Balance, December 31	$8,744	$8,852	$10,531	$11,184	$10,826

Total loans (excluding loans held-for-sale)
Average	$1,150,699	$1,040,121	$967,438	$928,017	$868,461
Year-end	1,216,048	1,093,533	1,039,385	926,470	920,042

Ratios:
Net charge-offs (recoveries) to:
Average loans	0.01%	-0.02%	-0.02%	0.01%	0.04%
Loans at year-end	0.00	-0.02	-0.02	0.01	0.03
Allowance for credit losses on loans	0.67	-2.69	-1.87	0.89	2.87
(Reversal) provision for credit losses on loan	-120.41	28.74	23.18	21.83	24.88

Allowance for credit losses on loan to:
Average loans (excluding loans held-for-sale)	0.76%	0.85%	1.09%	1.21%	1.25%
Loans receivable at year-end	0.72	0.81	1.01	1.21	1.18
Nonaccrual loans	442.73	456.29	218.49	148.53	112.30

QNB had net loan charge-offs of $59,000, or 0.01% of average loans for 2024 compared to net recoveries of $238,000, or 0.02% of average loans for 2023 and net recoveries of $197,000, or 0.02% of average loans for 2022. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for credit losses on loans calculation process prior to the decision to charge-off the loan.

Management believes the ACL of $8,744,000 is adequate as of December 31, 2024, in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment includes a right-of-use asset of $2,618,000 and $2,722,000 at December 31, 2024 and December 31, 2023 respectively. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease. QNB typically enters into lease agreements with an initial term of 5 to 10 years and subsequent additional optional terms in increments of 5 years. The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed two operating lease during 2024. QNB renewed one operating lease during 2023. Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets. All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income. Other premises and equipment, net of depreciation increased $2,407,000 to $14,637,000 at December 31, 2024; this was primarily due to renovations to currently owned properties.

Other assets

Other assets decreased $549,000 from $26,610,000 at December 31, 2023 to $26,061,000 at December 31, 2024. Most of the decrease in other assets relates to a decrease to the deferred tax asset resulting from the fair value adjustment on interest rate swaps on investment securities available-for-sale. The detail of the net deferred tax asset can be found in Note 12 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2024	2023	Amount	Percent
Deposits	$1,628,541	$1,488,713	$139,828	9.4%
Short-term borrowings	53,844	94,094	(40,250)	-42.8
Long-term debt	30,000	20,000	10,000	50.0
Subordinated debt	39,068	—	39,068	N/M
Accrued interest payable	7,580	5,294	2,286	43.2
Other liabilities	8,512	7,393	1,119	15.1
Total liabilities	$1,767,545	$1,615,494	$152,051	9.4%

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

Total deposits increased $139,828,000, or 9.4%, to $1,628,541,000 at December 31, 2024. The mix of deposits continues to be impacted by customers’ reactions to the competition, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest, while others look for high rate. Time deposit balances increased $66,477,000, or 21.1% between 2023 and 2024, as customers took advantage of a higher rate environment. Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Non-interest-bearing demand accounts decreased $1,599,000 to $183,499,000 at December 31, 2024. These deposits are both retail and commercial checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest-checking and municipal accounts, increased $75,134,000, or 16.2%, to $537,846,000 at December 31, 2024. QNB has been successful in maintaining relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period. Municipal accounts balances increased $21,489,000, or 16.2% at December 31, 2024 over 2023. Business accounts increased from $88,714,000 at December 31, 2023 to $144,540,000, or 62.9%, at December 31, 2024. Retail checking accounts decreased $2,181,000 to $239,057,000 at December 31, 2024. QNB continues to open a significant number of new checking accounts; additionally, customers may choose to switch products.

Money Market accounts increased $27,450,000 from $222,843,000 at December 31, 2023 to $250,293,000 at December 31, 2024. Money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings were offered to both retail and business customers. Personal money market accounts increased $20,001,000 to $104,625,000 at December 31, 2024. Business money market accounts increased $7,449,000, to $145,668,000 at December 31, 2024.

Total savings account balances decreased $27,634,000, or 9.1%, to $275,445,000 at December 31, 2024. This decrease is due primarily to a decrease of $18,015,000, or 8.2%, in the online eSavings accounts over December 31, 2023. Although the rate on eSavings accounts was 1.70% at the end of 2023 and 2024, rates on time deposits and the new money market products were more favorable.

Total time deposit account balances were $381,458,000 at December 31, 2024, an increase of $66,477,000, or 21.1%, from the amount reported at December 31, 2023. QNB was able to retain many maturing deposits during 2024 by offering competitive rates and many current customers moved balances from more liquid accounts to take advantage of these rates.

Maturity of Time Deposits of $250,000 or More
Year ended December 31,	2024	2023	2022
Three months or less	$27,110	$11,852	$3,287
Over three months through six months	8,568	9,629	3,579
Over six months through twelve months	8,368	13,197	7,645
Over twelve months	2,635	8,659	9,959
Total	$46,681	$43,337	$24,470

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking, high yield money market accounts and time deposits are examples of such products.

The following table presents trends in balances and yield on the major deposit groups.

Average Deposits by Major Classification
	2024		2023		2022
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$188,525		$208,777		$242,778
Interest-bearing demand	346,590	0.93%	315,990	0.60%	345,054	0.27%
Municipals interest-bearing demand	146,446	4.64	131,610	4.46	122,824	1.43
Money market	237,071	3.45	183,004	2.64	137,830	0.45
Savings	285,011	1.28	348,878	1.20	443,104	0.49
Time less than $100	170,998	3.98	121,622	2.63	91,216	0.79
Time $100 through $250	145,022	4.53	107,560	3.59	52,314	0.93
Time greater than $250	49,831	4.51	38,076	3.08	25,296	0.83
Total	$1,569,494	2.71%	$1,455,517	2.01%	$1,460,416	0.47%

Short-term borrowings

Short-term borrowings comprising commercial sweep accounts, overnight and short-term FHLB borrowings and short-term FRB borrowings, decreased $40,250,000, or 42.8%, to $53,844,000 at December 31, 2024. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties. Commercial sweep accounts decreased $25,458,000 from $44,094,000 at December 31, 2023 to $18,636,000 at December 31, 2024. There were $25,208,000 in overnight FHLB borrowings and $10,000,000 in short-term FHLB borrowings outstanding at December 31, 2024 and none at December 31, 2023. The FHLB borrowings were used to support loan growth.

Long-term debt

Long-term debt is comprised of $30,000,0000 in FHLB borrowings. QNB borrowed long-term debt to lock in borrowing at a lower yield than short-term borrowings.

Subordinated debt

On August 30, 2024, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors (collectively, the "Subordinated Note Purchasers") pursuant to which the Company issued and sold $40.0 million in aggregate principal amount of its 8.875% Fixed-to-Floating Rate Subordinated Notes due 2034 (the "Subordinated Notes"). The Subordinated Notes mature on September 1, 2034 and bear interest at a fixed annual rate of 8.875%, payable semi-annually in arrears, to but excluding September 1, 2029. From and including September 1, 2029 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate published by the Federal Reserve Bank of New York plus 545 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, at any time on or after September 1, 2029, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required. The carrying cost of the Subordinated Notes on the balance sheet represents the outstanding balance of the notes of $40,000,000 net of unamortized origination costs of $932,000 which are amortized to interest expense through September 1, 2029.

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, operating lease liability, deferred revenue, and ATM/debit card processing clearing. These balances increased $1,119,000, to $8,512,000 at December 31, 2024.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2024	2023	Amount	Percent
Common stock	$2,441	$2,414	$27	1.1%
Surplus	27,633	26,439	1,194	4.5
Retained earnings	139,958	133,945	6,013	4.5
Accumulated other comprehensive loss, net of tax	(62,646)	(67,937)	5,291	-7.8
Treasury stock	(4,037)	(4,037)	—	—
Total shareholders' equity	$103,349	$90,824	$12,525	13.8%

Total shareholders’ equity increased $12,525,000, or 13.8%, to $103,349,000 at December 31, 2024 with an improvement in the negative impact of the market value of available-for-sale securities, net of tax, adjustment contributing $119,000 and an improvement in market value on the fair value hedge, net of tax, of $5,172,000. Retained earnings increased $6,013,000 due to net income of $11,448,000, partly offset by dividends declared of $5,435,000. The dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributed $1,221,000.

Accumulated other comprehensive loss improved from a loss of $67,937,000 to a loss of $62,646,000, resulting from the fair value of the available-for-sale investment portfolio primarily due to a improvement in market values and the impact of the market value on the fair value hedge, net of tax.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $873,000 and $1,363,000 to capital during 2024 and 2023, respectively.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2024, a total of 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of $2,543,000.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2024, the Bank’s total maximum borrowing capacity at the FHLB was $442,339,000 of which $376,489,000 remained available. The Bank had $35,208,000 in overnight and short-term borrowings and $30,000,000 in long-term debt outstanding at year-end 2024, related interest payable of $342,000, $283,000 in FHLB-issued letters of credit, and other commitments of $17,000. The maximum borrowing capacity changes depending upon the Bank’s level of qualifying collateral assets. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At December 31, 2024 and 2023, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during 2024.

Total cash and cash equivalents, equity and available-for-sale securities and loans held-for-sale totaled $597,936,000 at December 31, 2024 and $559,298,000 at December 31, 2023, of which $241,586,000 and $289,935,000, respectively, were pledged as collateral for repurchase agreements and public deposits. This increase in liquid sources is primarily the result of purchases of available-for-sale securities. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. Increases in interest rates, however, result in decreased cash flow available from the investment portfolio.

QNB is a member of the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. At December 31, 2024 approximately 17% of QNB deposits were uninsured or not collateralized, CDARS enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (“ICS”), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account. QNB had $14,749,000 in CDARS time deposits at December 31, 2024 compared to $9,502,000 at December 31, 2023.

Capital Resources

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2024 was $103,349,000, or 5.52% of total assets, compared with shareholders’ equity of $90,824,000, or 5.32% of total assets, at December 31, 2023. Shareholders’ equity at December 31, 2024 included a negative $66,436,000 related to unrealized holding losses, net of taxes, on investment securities available for sale and a positive $3,790,000, net of taxes, related to unrealized holding gains on fair value hedges, compared to a negative $66,555,000 related to unrealized holding losses, net of taxes, on investment securities available for sale and a negative $1,382,000, net of taxes, related to unrealized holding losses on fair value hedges at December 31, 2023. Excluding these adjustments, shareholders’ equity to total assets would have been 8.59% and 8.95% at December 31, 2024 and 2023, respectively.

Average shareholders’ equity and average total assets were $162,304,000 and $1,835,650,000 for 2024, an increase of 3.3% and 5.0%, respectively, from 2023 average equity and average total assets of $157,126,000 and $1,748,029,000, respectively. The ratio of average total equity to total average assets was 8.84% for 2024, compared with 8.99% for 2023.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988 as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2024, the retained earnings of the Bank totaling $140,012,000 was available for dividends without prior Pennsylvania Department of Banking approval, subject to the regulatory capital requirements discussed below. Under the Federal Deposit Insurance Act, an insured depository institution may not pay a dividend if, after the payment of the dividend, the institution would be undercapitalized under the FDIC’s prompt corrective action rules. In addition, federal banking agencies have the authority to restrict dividend payments under certain circumstances if such payments are not consistent with the capital needs and financial condition of the institution. It is the policy of the Federal Reserve that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the net income available to common shareholders over the prior four quarters, net of dividends previously paid during that period, has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality, and overall financial condition. QNB paid dividends to its shareholders of $1.48 per share, $1.48 per share, and $1.44 per share, in 2024, 2023, and 2022, respectively.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations for insured institutions ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2024 and 2023, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria.

Capital Analysis
December 31,	2024	2023
Regulatory Capital
Shareholders' equity	$103,349	$90,824
Net unrealized securities losses, net of tax	62,646	67,937
Deferred tax assets on net operating loss	—	—
Disallowed goodwill and other disallowed intangible assets	—	(8)
Common equity tier I capital	165,995	158,753

Tier 1 capital	165,995	158,753
Allowable portion:
Suboridnated debt	40,000	—
Allowance for credit losses on loans and unfunded commitments	8,831	8,958
Total regulatory capital	$214,826	$167,711
Risk-weighted assets	$1,381,002	$1,281,418
Quarterly average assets for leverage capital purposes	$1,908,914	$1,779,619

Capital Ratios
December 31,	2024	2023
Common equity tier I capital / risk-weighted assets	12.02%	12.39%
Tier 1 capital / risk-weighted assets	12.02%	12.39%
Total regulatory capital / risk-weighted assets	15.56%	13.09%
Tier 1 capital / average assets (leverage ratio)	8.70%	8.92%

Material Cash Requirements from Known Contractual and Other Obligations

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2024, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements. The Company’s reserve for credit losses on unfunded commitments totaled $87,000 at December 31, 2024 compared to $106,000 at December 31, 2023.

December 31, 2024	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$350,836	$26,860	$3,762	$—	$381,458
Short-term borrowings	53,844	—	—	—	53,844
Long-term debt	30,000	—	—	—	30,000
Subordinated debt	—	—	—	39,068	39,068
Operating leases	652	935	624	1,926	4,137
Commitments to extend credit (a)	199,656	60,382	13,734	55,737	329,509
Standby letters of credit	15,988	3,030	—	—	19,018
Total	$650,976	$91,207	$18,120	$96,731	$857,034

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

CRITICAL ACCOUNTING ESTIMATES

Disclosure of the Company’s significant accounting policies is included in Note 1 to Consolidated Financial Statements. Additional information is contained in Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements for the most sensitive of these issues. The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements of QNB, which are prepared in accordance with US GAAP and predominant practices within the banking industry. The preparation of these Consolidated Financial Statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the determination of the allowance for credit losses on investments, loans and unused commitments, the determination of the valuation of other real estate owned, the determination of impairment of securities and restricted stock, the valuation of deferred tax assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Impairment on Securities and Restricted Stock

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

The Company follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-30 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an impairment recorded in other comprehensive income for the non-credit portion of a previous impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. For equity securities without a readily determinable market value, once a decline in value is determined to be impairment, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.

Allowance for Credit Losses on Loans and Unused Commitments

The Company maintains an allowance for credit losses on loans and unused commitments, which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance for credit losses is calculated with the objective of maintaining a level believed by management to be sufficient to absorb probable known and inherent losses in the outstanding loan portfolio.

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist. The Company establishes a general valuation allowance for performing loans, including non-accrual student loans. QNB calculates each pool's historical loss rate using a full economic cycle of loan balance and historical loss experienced. The general component is adjusted for qualitative factors including concentrations and economic forecast.

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

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for credit losses in accordance with U.S. GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for credit losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, increases to the allowance may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2024 is relatively asset sensitive. Management expects market interest rates to decrease in the next 12 months, based on the economic environment and policy of the Federal Reserve.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2024 and 2023 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to increase when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2024	2023
+300	-0.3%	7.1%
+200	0.0%	4.8%
+100	0.2%	2.6%
-100	-0.7%	-3.4%
-200	-1.7%	-7.8%
-300	-3.8%	-13.7%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At December 31, 2024 and December 31, 2023, QNB had two derivatives designated as fair value hedging instruments, these interest rate swaps had a notional value of $300,000,000.

QNB is not subject to foreign currency exchange or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 18, 2025

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2024, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

/s/ David W. Freeman	/s/ Jeffrey Lehocky
David W. Freeman	Jeffrey Lehocky
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of QNB Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) on Loans Receivable – Qualitative Factors

Critical Audit Matter Description

As disclosed in Notes 1 and 5 to the Company's consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. As described in the notes, the ACL consists of two components: a specific reserve based on the analysis of individually evaluated loans, and a general reserve that is measured on a pool basis for loans sharing similar risk characteristics (“general valuation allowance”). The Company estimates the ACL for the general valuation allowance via a quantitative analysis and qualitative factors both which consider relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts.

The determination of qualitative factor adjustments involves a high degree of management judgment. Management has identified risk factors related to concentrations of credit and economic data as areas where the historical data requires adjustment to reflect current and expected conditions. Changes to these qualitative factors could have a material impact on the Company's financial results.

We have identified auditing the qualitative factors as a critical audit matter as management’s determination of the qualitative factors is subjective and involves significant management judgments. Our audit procedures related to the qualitative factors involved a high degree of auditor judgment and significant auditor effort was required in evaluating the audit evidence obtained related to the qualitative factor adjustments.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

Substantively testing the appropriateness of the judgment and assumptions used in management's estimation process for developing the qualitative factor adjustments, including:

•
Assessing whether all relevant factors have been considered that affect the collectability of the loan portfolio;
•
Evaluation of the relevance and reliability of underlying internal and external data inputs used as a basis for the qualitative factor adjustments and corroboration of these inputs by comparison to the Company's historical loan portfolio performance, and third-party macroeconomic data
•
Recalculation of the allowance for credit loss and allocation of qualitative loss factors to the appropriate loan segments

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2007.

Allentown, Pennsylvania

March 18, 2025

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2024	2023
Assets
Cash and due from banks	$11,369	$11,447
Interest-bearing deposits in banks	39,344	51,210
Total cash and cash equivalents	50,713	62,657
Investment securities:
Available-for-sale (amortized cost $626,391 and $576,178)	546,559	490,182
Equity securities (cost of $0 and $5,695)	—	5,910
Restricted investment in stocks	5,436	2,730
Loans held-for-sale	664	549
Loans receivable	1,216,048	1,093,533
Allowance for loan losses	(8,744)	(8,852)
Net loans	1,207,304	1,084,681
Bank-owned life insurance	11,937	11,946
Premises and equipment, net	17,255	14,952
Accrued interest receivable	4,965	6,101
Net deferred tax assets	18,325	19,290
Other assets	7,736	7,320
Total assets	$1,870,894	$1,706,318

Liabilities
Deposits
Demand, non-interest bearing	$183,499	$185,098
Interest-bearing demand	537,846	462,712
Money market	250,293	222,843
Savings	275,445	303,079
Time less than $100	178,163	149,851
Time $100 through $250	156,614	121,793
Time greater than $250	46,681	43,337
Total deposits	1,628,541	1,488,713
Short-term borrowings	53,844	94,094
Long-term debt	30,000	20,000
Subordinated debt	39,068	—
Accrued interest payable	7,580	5,294
Other liabilities	8,512	7,393
Total liabilities	1,767,545	1,615,494

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,905,302 shares and 3,861,940 shares issued; 3,696,616 and 3,653,254 shares outstanding	2,441	2,414
Surplus	27,633	26,439
Retained earnings	139,958	133,945
Accumulated other comprehensive loss, net of tax	(62,646)	(67,937)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	103,349	90,824
Total liabilities and shareholders' equity	$1,870,894	$1,706,318

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2024	2023	2022
Interest income
Interest and fees on loans	$65,367	$53,884	$40,922
Interest and dividends on investment securities (AFS & Equity):
Taxable	14,090	11,794	9,396
Tax-exempt	1,424	1,460	1,965
Interest on interest-bearing balances and other interest income	3,187	1,944	138
Total interest income	84,068	69,082	52,421

Interest expense
Interest on deposits
Interest-bearing demand	10,019	7,767	2,691
Money market	8,181	4,823	617
Savings	3,651	4,187	2,175
Time less than $100	6,808	3,194	723
Time $100 through $250	6,570	3,859	489
Time greater than $250	2,247	1,171	209
Interest on short-term borrowings	1,148	3,273	861
Interest on long-term debt	1,322	653	159
Interest on subordinated debt	1,260	—	—
Total interest expense	41,206	28,927	7,924
Net interest income	42,862	40,155	44,497
(Reversal of) provision for credit losses	(68)	(844)	(850)
Net interest income after provision for loan losses	42,930	40,999	45,347

Non-interest income
Net unrealized (loss) gain on investment equity securities	(215)	250	(1,026)
Net gain (loss) on sale of investment securities	919	(2,077)	266
Net gain (loss) on investment securities	704	(1,827)	(760)
Fees for services to customers	1,770	1,651	1,614
ATM and debit card	2,740	2,735	2,719
Retail brokerage and advisory	476	862	788
Bank-owned life insurance	332	320	361
Merchant	348	394	394
Net gain on sale of loans	29	16	6
Other	514	686	609
Total non-interest income	6,913	4,837	5,731

Non-interest expense
Salaries and employee benefits	19,741	19,026	17,306
Net occupancy	2,207	2,223	2,195
Furniture and equipment	3,973	3,602	2,917
Marketing	1,044	964	870
Third party services	2,595	2,422	2,474
Telephone, postage and supplies	505	571	748
State taxes	577	367	1,004
FDIC insurance premiums	1,156	1,058	768
Other	3,686	3,876	3,210
Total non-interest expense	35,484	34,109	31,492
Income before income taxes	14,359	11,727	19,586
Provision for income taxes	2,911	2,244	3,665
Net income	$11,448	$9,483	$15,921
Earnings per share - basic	$3.12	$2.63	$4.47
Earnings per share - diluted	$3.12	$2.63	$4.47
Cash dividends per share	$1.48	$1.48	$1.44

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
Year ended December 31,	2024			2023			2022
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$14,359	$2,911	$11,448	$11,727	$2,244	$9,483	$19,586	$3,665	$15,921
Other comprehensive income/(loss):
Net unrealized holding gain/(loss) on available-for-sale securities:
Unrealized holding (loss)/gain arising during the period	5,068	643	4,425	14,638	3,074	11,564	(98,097)	(20,600)	(77,497)
Reclassification adjustment for loss included in net income	1,096	230	866	2,058	432	1,626	139	29	110
Other comprehensive income/(loss):	6,164	873	5,291	16,696	3,506	13,190	(97,958)	(20,571)	(77,387)
Total comprehensive income (loss)	$20,523	$3,784	$16,739	$28,423	$5,750	$22,673	$(78,372)	$(16,906)	$(61,466)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2022	3,553,629	$2,350	$23,683	$118,163	$(3,740)	$(3,962)	$136,494
Net income		—	—	15,921	—	—	15,921
Other comprehensive loss, net of tax		—	—	—	(77,387)	—	(77,387)
Cash dividends declared ($1.40 per share)		—	—	(5,133)	—	—	(5,133)
Treasury stock purchase	(2,000)	—	—	—	—	(75)	(75)
Stock issued in connection with dividend reinvestment and stock purchase plan	31,531	20	897	—	—	—	917
Stock issued for employee stock purchase plan	5,102	3	133	—	—	—	136
Stock-based compensation expense		—	85	—	—	—	85
Balance, December 31, 2022	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958
Cumulative change in accounting principle			—	857	—	—	857
Balance at January 2, 2023 (as adjusted for change in accounting principle)		2,373	24,798	129,808	(81,127)	(4,037)	71,815
Net income		—	—	9,483	—	—	9,483
Other comprehensive income, net of tax		—	—	—	13,190	—	13,190
Cash dividends declared ($1.48 per share)		—	—	(5,346)	—	—	(5,346)
Stock issued in connection with dividend reinvestment and stock purchase plan	56,622	36	1,327	—	—	—	1,363
Stock issued for employee stock purchase plan	6,630	4	130	—	—	—	134
Stock issued for non-employee director compensation	1,740	1	(1)	—	—	—	—
Stock-based compensation expense		—	185	—	—	—	185
Balance, December 31, 2023	3,653,254	$2,414	$26,439	$133,945	$(67,937)	$(4,037)	$90,824
Net income		—	—	11,448	—	—	11,448
Other comprehensive income, net of tax		—	—	—	5,291	—	5,291
Cash dividends declared ($1.48 per share)		—	—	(5,435)	—	—	(5,435)
Stock issued in connection with dividend reinvestment and stock purchase plan	32,963	21	852	—	—	—	873
Stock issued for employee stock purchase plan	7,339	4	145	—	—	—	149
Stock issued for non-employee director compensation	3,060	2	(2)	—	—	—	—
Stock-based compensation expense		—	199	—	—	—	199
Balance, December 31, 2024	3,696,616	$2,441	$27,633	$139,958	$(62,646)	$(4,037)	$103,349

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2024	2023	2022
Operating Activities
Net income	$11,448	$9,483	$15,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,726	1,714	1,724
(Reversal of provision) provision for credit losses	(68)	(844)	(850)
Net (gain) loss on sales of investment debt and equity securities	(919)	2,077	(266)
Net unrealized loss (gain)on equity securities	215	(250)	1,026
Net gain on sale of loans	(29)	(16)	(6)
Proceeds from sales of residential mortgages held-for-sale	1,765	989	304
Origination of residential mortgages held-for-sale	(1,851)	(1,522)	(298)
Increase on bank-owned life insurance	(332)	(320)	(361)
Stock-based compensation expense	199	185	85
Amortization of deferred costs on subordinated debt	56	—
Deferred income tax provision (benefit)	92	52	(57)
Net increase (decrease) in income taxes payable	539	(2,094)	(534)
Net decrease (increase) in accrued interest receivable	1,136	(1,063)	(934)
Fair value remeasurements on interest rate swap	(44)	(57)	—
Amortization of mortgage servicing rights and change in valuation allowance	50	61	71
Net amortization of premiums and discounts on investment securities	1,316	1,665	2,222
Net increase in accrued interest payable	2,286	4,827	256
Operating lease payments	(633)	(626)	(620)
Increase in other assets	(991)	(91)	(298)
Increase (decrease) in other liabilities	256	287	(550)
Net cash provided by operating activities	16,217	14,457	16,835
Investing Activities
Proceeds from payments, maturities and calls of investment debt securities available-for-sale	64,959	50,042	72,965
Proceeds from the sale of investment securities available-for-sale	13,139	33,213	7,551
Purchases of investment securities available-for-sale	(130,679)	(14,381)	(35,001)
Proceeds from the sale of equity securities	8,880	8,556	1,594
Purchases of equity securities	(1,170)	(2,179)	(1,860)
Proceeds from redemption of investment in restricted bank stock	103	7,629	5,155
Purchase of restricted bank stock	(2,809)	(5,166)	(9,019)
Net increase in loans	(122,574)	(53,910)	(112,718)
Net purchases of premises and equipment	(3,516)	(765)	(552)
Redemption of Bank Owned Life Insurance investment	341	—	239
Net cash (used) provided in investing activities	(173,326)	23,039	(71,646)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(1,599)	(46,751)	(11,157)
Net increase (decrease) in interest-bearing deposits	141,427	117,095	(20,219)
Net (decrease) increase in short-term borrowings	(40,250)	(67,233)	92,851
Issuance of long-term debt	10,000	20,000	—
Repayment of long-term debt	—	(10,000)	—
Issuance of subordinated debt	40,000	—	—
Treasury stock purchase	—	—	(75)
Cash dividends paid, net of reinvestment	(4,798)	(4,671)	(4,498)
Proceeds from issuance of common stock	385	822	418
Net cash provided by financing activities	145,165	9,262	57,320
(Decrease) increase in cash and cash equivalents	(11,944)	46,758	2,509
Cash and cash equivalents at beginning of year	62,657	15,899	13,390
Cash and cash equivalents at end of period	$50,713	$62,657	$15,899
Supplemental Cash Flow Disclosures
Interest paid	$38,920	$24,100	$7,668
Income taxes paid, net of refunds received	2,278	4,286	4,257
Non-cash transactions:
Cumulative change in accounting principal	—	857	—
Trade-date settlements for matured securities	—	500	—
Right-of-use assets obtained in exchange for new operating lease liabilities	457	369	43

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

Segment Reporting

The Company manages and operates its business as a single operating segment. The segment's financial information is the same as presented in the Consolidated Financial Statements. The segment is locally managed and provides a full range of commercial, retail banking and retail brokerage services. The Company's Banking segment is determined by the President and Chief Executive Officer ("CEO") who is the chief operating decision maker (the "CODM"). The CODM evaluates the financial performance of the Company's business components using consolidated revenue, expenses, balance sheet growth and financial ratios to budget and prior periods to determine the allocation of resources and to measure performance. The CODM utilizes consolidated net income to benchmark the Company against its competitors and peer group. This information is used by the CODM to achieve strategic initiatives and allocate resources. Significant revenues are provided by loans, investments and deposits. Significant expenses include interest expense, the provision for credit losses and payroll.

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

Use of Estimates

These statements are prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“US GAAP”) and predominant practices within the banking industry. The preparation of these Consolidated Financial Statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the fair value of financial instruments, impairment of investment securities, the determination of impairment of restricted bank stock and the valuation of deferred tax assets and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant Group Concentrations of Credit Risk

Most of the QNB’s activities are with customers located within Bucks, Montgomery and Lehigh Counties in southeastern Pennsylvania. Note 4 discusses the types of investment securities in which the QNB invests. Note 5 discusses the types of lending in which QNB engages. QNB does not have any significant concentrations to any one industry or customer other than what is discussed in Note 5. Although QNB has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

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

QNB follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-30 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Derivatives and Hedges

The fair value hedges are accounted for under Derivatives and Hedging (Topic 815). QNB adopted ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging--Portfolio Layer Method ("ASC 2022-01") as of January 1, 2023. ASC 2022-01 allows for the use of an amortizing notional swap when entering a portfolio layer method hedge. This guidance allows the interest rate swap to be considered a hedge of a single layer of portfolio. QNB's risk management objective with respect to derivative financial instruments is to hedge the risk of changes in the fair value of certain fixed-rate investment securities, included in a closed portfolio, for changes in the Secured Overnight Financing Rate ("SOFR"). The changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income, net of tax, and are reclassified to interest income as interest payments are made or received on the hedged portfolios. QNB assesses the effectiveness of each hedging relationship using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item. In the assessment of hedge effectiveness, QNB considers the likelihood of the counterparty's compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk). If the likelihood that the counterparty will not default ceases to be probable, the hedge may no longer be highly effective and hedge ineffectiveness due to counterparty payment risk will be assessed.

Restricted Investment in Stock

Restricted stock is comprised of Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $3,510,000, the Atlantic Community Bankers Bank in the amount of $12,000, VISA Class B-2 stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at December 31, 2024. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost and evaluated for impairment periodically. As of December 31, 2024, there was no impairment associated with these securities.

The Bank has a $914,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program,

the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

The Bank owns 3,251 shares of Visa Class B-2 stock post conversion of its original Class B shares, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-2 stock will be converted to Visa Class A shares using a conversion factor (1.5430 as of September 26, 2024), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-2 shares are permitted to transact in Class B-2. Due to the lack of orderly trades and public information of such trades, Visa Class B-2 does not have a readily determinable fair value.

The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and does not have a readily determinable fair value.

Loans

Loans are segmented and reported on a pool basis with similar risk characteristics; these segments or pools are identified in Note 5. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination and commitment fees net of related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

Loans held-for-sale consist of residential mortgage loans and are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance charged to income. Gains and losses on residential mortgages held-for-sale are included in non-interest income.

Non-Performing Assets

Non-performing assets are comprised of accruing loans past due 90 days or more, non-accrual loans and investment securities, other real estate owned and repossessed assets. Non-accrual loans and investment securities are those on which the accrual of interest has ceased. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

Since the implementation of ASU 326 on January 1, 2023, loan modifications to borrowers experiencing financial difficulty ("FDM") could involve principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or exchanging or paying off existing debt for new debt with QNB. Any amount forgiven would be charged to the allowance for credit losses. There were $1,000,000 and $0 FDMs at December 31, 2024 and 2023, respectively.

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

Allowance for Credit Losses on Loans and Commitments

QNB maintains an allowance for credit losses on loans ("ACL") , which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. QNB utilizes the Cohort method to calculate its ACL. QNB elected not to measure an allowance for credit losses on accrued interest receivable. The allowance is reduced by actual credit losses and is increased or decreased by the provision (reversal) for loan losses and increased by recoveries of previous losses. The provisions or reversals for credit losses are charged to earnings to bring the total allowance for credit losses on loans to a level considered necessary by management. QNB estimates the ACL via a quantitative analysis and qualitative factors both which consider relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts.

The level of the ACL is determined by assigning specific reserves to all non-accrual loans, except the homogeneous pool of student loans which are measured in the general reserve. An allowance on these non-accrual loans is established when the discounted cash flows (or collateral value) of the loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral.

The general reserve is measured on a pool basis when similar risk characteristics exist; these pools are identified in Note 5. QNB establishes a general valuation allowance for performing loans, including non-accrual student loans. QNB calculates each pool's or segment's historical loss rate using a full economic cycle of loan balance and historical loss experience. The general component is adjusted for qualitative factors. These qualitative risk factors include:

1.
Concentrations: QNB adjusts historic loss for concentrations in the current portfolio that were not present during the down-turn of the economic cycle.
2.
Economic Forecast: The QNB utilizes an entire economic cycle of data to determine loss rates by segment. This approach reflects an inherent reversion to the historical losses during life of the loans within the pool considering prepayments and loss experience throughout an entire economic cycle. However, QNB feels it is prudent to maintain a floor in its ACL model to assure that there is enough reserve on hand to sustain any losses upon a possible recession.

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collectability. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent firm reviews risk assessment and evaluates the adequacy of the ACL. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the ACL.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB's ACL. Such agencies may require QNB to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing ACL in accordance with U.S. GAAP. If circumstances differ substantially from the current calculation, future adjustments to the ACL may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

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

The “Premises and equipment, net” category on the Consolidated Balance Sheets also includes the right-of-use assets associated with operating leases. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease. QNB typically enters into lease agreements with an initial term of 5 to 10 years and subsequent additional optional terms in increments of 5 years. The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed two operating leases during 2024. Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets. All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income. QNB performs an impairment analysis on it right-of-use asset on an annual basis; there were no impairments at December 31, 2024.

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

The Bank follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2024, 2023 and 2022 was approximately $25,000, $56,000 and $118,000, respectively, and is included in non-interest expense under "Salaries and employee benefits" expense.

Stock-Based Compensation

At December 31, 2024, QNB sponsored 2015 Stock Incentive Plan (the "2015 Plan"), administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense related to the 2015 Plan was approximately $87,000, $90,000 and $70,000 for the years ended December 31, 2024, 2023 and 2022, respectively. There were $4,000, $3,000 and $2,000 in tax benefits recognized related to the nonqualified compensation and disqualifying dispositions for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Year ended December 31,	2024	2023	2022
Risk free interest rate	3.98%	3.64%	1.25%
Dividend yield	5.97%	4.80%	3.64%
Volatility	20.96%	20.36%	22.68%
Expected life (years)	8.19	8.35	4.05

The weighted average fair value per share of options granted during 2024, 2023 and 2022 was $3.08, $4.11 and $5.20, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2024. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, which would give rise to the non-recognition of an existing tax benefit. As of December 31, 2024, QNB had a valuation allowance of $172,000 for unrecognized tax benefits related to non-qualified stock option expense and a state net operating loss as discussed in Note 12. As of December 31, 2024 QNB had no interest expense and no tax penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey. Tax years from 2021 to date remain subject to examination by the tax authorities.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income (loss) consists of net income and other comprehensive income (loss). For QNB, the primary component of other comprehensive income (loss) is the unrealized holding gains or losses on available-for-sale investment securities.

Advertising Costs

Advertising costs are recorded in the period they are incurred within operating expenses in non-interest expense in the Consolidated Statements of Income.

Financial Instruments with Off-Balance-Sheet Risk

QNB’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. QNB uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments. QNB reflects its estimate of credit risk for these instruments in “Other liabilities” on the Consolidated Balance Sheet with the corresponding expense recorded in “Provision for credit losses” in the Consolidated Statements of Income.

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2024 through the date the Consolidated Financial Statements are being issued for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. QNB identified the following event:

QNB identified additional weakness in a large commercial relationship that was reported as Substandard at December 31, 2024, primarily caused by continued delays in obtaining necessary approvals from the Department of Environmental Protection. The customer's loans totaled $6,695,000 and had unused commitments of $3,306,000 which comprised mostly for the construction of a commercial property. The relationship was placed on non-accrual status in March 2025. Although the relationship is sufficiently collateralized, QNB is in the process of securing additional collateral to support the customers obligations as they await approvals to move forward on the construction of the project.

Recent Accounting Pronouncements

In November 2023, the the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 enhances segment reporting which includes requiring an entity with a single reportable segment to report additional disclosures about how its chief operating decision maker utilizes information to assess segment performance and allocate resources. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023. QNB adopted ASU 2023-07 as of December 31, 2024 on a retrospective basis. There was no impact to QNB's consolidated financial statements and only minimal additional disclosures.

On March 6, 2024, the Securities and Exchange Commission (SEC) adopted final rules requiring registrants to disclose climate-related information in registration statements and annual reports. These enhanced and standardized disclosures requires that an entity with a signle reportable segment include material climate-related risks, board oversight and risk management activities descriptions, material impacts of these risks on a registrant’s strategy, business model and outlook, and any material climate-related targets or goals.

On June 26, 2024, the FASB voted to issue final rules this year that will require public companies to provide enhanced detailed information about their income statement expenses. Companies will be required to break out certain expense items, such as employee compensation and purchases of inventory, in footnotes to their income statements. The standard will apply to fiscal years that start after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption will be permitted prospectively for the disclosure requirements, with optional retrospective application, for both interim and year-end reporting periods

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU enhance the rate reconciliation and income taxes paid disclosures improving the transparency of income tax disclosures and require: (1) consistent categories and greater disaggregation of information in the rate reconciliation; and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for the Company's reporting periods beginning after December 15, 2024. The Company does not expect the adoption of this ASU will have a material impact on it's financial statements.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2024	2023	2022
Numerator for basic and diluted earnings per share - net income	$11,448	$9,483	$15,921
Denominator for basic earnings per share - weighted average shares outstanding	3,672,251	3,610,713	3,564,481
Effect of dilutive securities - employee stock options	1,446	—	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,673,697	3,610,713	3,564,481
Earnings per share - basic	$3.12	$2.63	$4.47
Earnings per share - diluted	$3.12	$2.63	$4.47

There were 97,275, 121,550, and 109,150 stock options that were anti-dilutive as of December 31, 2024, 2023, and 2022 respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008 and authorized the repurchase of up to 50,000 shares, increased the amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of its common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares purchased during the years ended December 31, 2024 and 2023, and 2,000 shares purchased during the year ended December 31, 2022. As of December 31, 2024, 102,000 shares were purchased under this authorization at an average price of $24.93 and a total cost of $2,543,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2024 and 2023, QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia. At December 31, 2024 and 2023, there was $0 and $1,850,000, respectively, held as collateral against the fair value hedge held a correspondent bank.

Note 4 - Investment Securities

Available-For-Sale Debt Securities

The amortized cost and fair values of investment debt securities available-for-sale at December 31, 2024 and 2023 were as follows:

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value	Amortized
December 31, 2024	value	gains	losses	hedge gains	cost
U.S. Treasuries	$18,010	$6	$—	$—	$18,004
U.S. Government agency	66,908	—	(9,051)	—	75,959
State and municipal	86,352	—	(20,631)	1,566	105,417
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	198,510	—	(38,902)	3,264	234,148
Collateralized mortgage obligations (CMOs)	161,646	31	(15,821)	—	177,436
Corporate debt and money market funds	15,133	10	(304)	—	15,427
Total investment securities available-for-sale	$546,559	$47	$(84,709)	$4,830	$626,391

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value	Amortized
December 31, 2023	value	gains	losses	hedge losses	cost
U.S. Treasuries	$6,451	$3	$—	$—	$6,448
U.S. Government agency	74,122	—	(10,828)	—	84,950
State and municipal	89,189	—	(18,714)	(445)	108,348
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	224,238	—	(37,831)	(1,304)	263,373
Collateralized mortgage obligations (CMOs)	89,973	—	(16,383)	—	106,356
Corporate debt	6,209	2	(496)	—	6,703
Total investment securities available-for-sale	$490,182	$5	$(84,252)	$(1,749)	$576,178

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at December 31, 2024 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for state and municipal securities which are based on pre-refunded date, if applicable; and, mortgage-backed securities and CMOs which are dependent upon the interest rate environment and prepayments of the underlying loans.

		Amortized
December 31, 2024	Fair value	cost
Due in one year or less	$18,247	$18,231
Due after one year through five years	61,991	68,542
Due after five years through ten years	45,479	50,445
Due after ten years	60,686	77,589
	186,403	214,807
Mortgage-backed securities	198,510	234,148
Collateralized mortgage obligations	161,646	177,436
Total investment securities available-for-sale	$546,559	$626,391

Proceeds from sales of investment debt securities available-for-sale were $13,139,000, $33,213,000 and $7,551,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents information related to QNB’s gains and losses on the sales of debt securities, and losses recognized for credit impairments of these investments.

December 31,	2024	2023	2022
Gross realized gains	$—	$—	$8
Gross realized losses	(1,096)	(2,058)	(147)
Impairment	—	—	—
Total net losses on available-for-sale securities	$(1,096)	$(2,058)	$(139)

The tax benefit applicable to the net realized losses on debt securities was $230,000 for the year ended December 31, 2024. The tax benefit applicable to the net realized losses on debt securities was $432,000 for the year ended December 31, 2023. The tax benefit applicable to the net realized losses on debt securities was $29,000 for the year ended December 31, 2022.

There were no credit impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2024, 2023 or 2022. The cumulative credit-related impairment charges for debt securities still held by QNB was $1,000.

At December 31, 2024 and 2023, investments in debt securities available-for-sale totaling $241,586,000 and $289,935,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Debt securities that have been in a continuous unrealized loss position are as follows:

December 31, 2024
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasuries	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	75,959	(9,051)	75,959	(9,051)
State and municipal	188	288	(2)	84,471	(20,629)	84,759	(20,631)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	153	1	—	234,073	(38,902)	234,074	(38,902)
Collateralized mortgage obligations (CMOs)	154	83,026	(262)	78,569	(15,559)	161,595	(15,821)
Corporate debt and money markets	7	10,672	(28)	4,275	(276)	14,947	(304)
Total	537	$93,987	$(292)	$477,347	$(84,417)	$571,334	$(84,709)

December 31, 2023
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasuries	1	$494	$—	$—	$—	$494	$—
U.S. Government agency	39	—	—	74,122	(10,828)	74,122	(10,828)
State and municipal	191	380	—	89,238	(18,714)	89,618	(18,714)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	165	1	—	225,500	(37,831)	225,501	(37,831)
Collateralized mortgage obligations (CMOs)	126	—	—	89,973	(16,383)	89,973	(16,383)
Corporate debt	4	$—	$—	$6,101	$(496)	$6,101	$(496)
Total	526	$875	$—	$484,934	$(84,252)	$485,809	$(84,252)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2024 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the results of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

Marketable Equity Securities

QNB’s equity securities consist of investments with readily determinable fair values in large cap stock companies. At December 31, 2024 and 2023, QNB had $0 and $5,910,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2024, 2023 and 2022:

December 31,	2024	2023	2022
Net gain (loss) recognized during the period on equity securities	$1,800	$231	$(621)
Less: Net gain (loss) recognized during the period on equity securities sold during the period	2,015	(19)	405
Net unrealized (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(215)	$250	$(1,026)

Tax expense applicable to the net realized gains for the year ended December 31, 2024 was $499,000. Tax expense applicable to the net realized gains for the year ended December 31, 2023 was $67,000. Tax benefit applicable to the net realized losses for the year ended December 31, 2022 was $179,000. Proceeds from sale of investment equity securities were $8,880,000, $8,556,000 and $1,594,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 5 - Loans Receivable and the Allowance for Credit Losses on Loans

Major classes of loans are as follows:

December 31,	2024	2023
Commercial:
Commercial and industrial	$153,187	$137,086
Construction and land development	129,464	116,173
Real estate secured by multi-family properties	137,461	109,193
Real estate secured by owner-occupied properties	163,955	160,695
Real estate secured by other commercial properties	313,390	265,101
Revolving real estate secured by 1-4 family properties-business	5,652	5,442
Real estate secured by 1st lien on 1-4 family properties-business	105,779	103,572
Real estate secured by junior lien on 1-4 family properties-business	3,238	3,445
State and political subdivisions	17,683	18,708
Retail:
1-4 family residential mortgages	114,423	108,906
Revolving home equity secured by 1-4 family properties-personal	48,231	34,231
Real estate secured by 1st lien on 1-4 family properties-personal	6,561	11,981
Real estate secured by junior lien on 1-4 family properties-personal	14,092	15,625
Student loans	1,444	1,662
Overdrafts	209	194
Other consumer	1,782	1,757
Total loans	1,216,551	1,093,771
Net unearned (fees) and deferred costs	(503)	(238)
Allowance for credit losses on loans	(8,744)	(8,852)
Loans receivable, net	$1,207,304	$1,084,681

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

QNB generally lends in Bucks, Lehigh, and Montgomery counties in southeastern Pennsylvania. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2024, there was a concentration of loans to lessors of residential buildings and dwellings of 21.9% of total loans and to lessors of nonresidential buildings of 23.3% of total loans, compared with 21.5% and 24.7% of total loans, respectively, at December 31, 2023. These concentrations were primarily within the commercial real estate categories.

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

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and retail loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these types of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans includes the borrower’s accounts receivable, inventory and machinery and equipment. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the southeastern Pennsylvania market area at conservative loan-to-value ratios and often backed by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.

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

5 - Acceptable – higher risk

6 - Pass watch

7 - Special Mention - potential weaknesses

8 - Substandard - well defined weaknesses

9 - Doubtful - full collection unlikely

10 - Loss - considered uncollectible

QNB maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to commercial loans and loans to state and political subdivisions at the time the loan is originated. Loans are generally reviewed annually based on the borrower’s fiscal year and the dollar amount of the relationship. Loans with risk ratings of seven through ten are reviewed at least quarterly, and as often as monthly, at management’s discretion. QNB also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for credit losses on loans to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the QNB’s internal risk rating system as of December 31, 2024 and 2023:

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$24,130	$11,476	$10,818	$4,796	$2,513	$8,138	$86,094	$147,965
Special mention	—	392	—	—	—	—	2,557	2,949
Substandard	—	555	—	113	84	676	845	2,273
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$24,130	$12,423	$10,818	$4,909	$2,597	$8,814	$89,496	$153,187
Construction and land development:
Risk rating
Pass	$53,278	$33,332	$11,404	$13,998	$3,268	$8,056	$—	$123,336
Special mention	—	—	—	—	—	—	—	—
Substandard	—	6,094	—	—	—	34	—	6,128
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$53,278	$39,426	$11,404	$13,998	$3,268	$8,090	$—	$129,464
Real estate secured by multi-family properties:
Risk rating
Pass	$26,080	$17,395	$27,638	$22,402	$9,210	$31,488	$—	$134,213
Special mention	—	—	—	—	—	—	—	—
Substandard	—	471	—	—	—	2,777	—	3,248
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$26,080	$17,866	$27,638	$22,402	$9,210	$34,265	$—	$137,461
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,110	$14,121	$25,747	$23,080	$14,890	$53,062	$—	$145,010
Special mention	656	—	—	—	—	869	—	1,525
Substandard	745	7,027	1,665	—	2,131	5,852	—	17,420
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$15,511	$21,148	$27,412	$23,080	$17,021	$59,783	$—	$163,955
Real estate secured by other commercial properties:
Risk rating
Pass	$42,414	$30,132	$67,747	$40,771	$13,624	$115,015	$—	$309,703
Special mention	—	—	—	—	—	—	—	—
Substandard	—	663	—	—	2,298	726	—	3,687
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$42,414	$30,795	$67,747	$40,771	$15,922	$115,741	$—	$313,390
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,652	$5,652

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$9,890	$16,641	$26,410	$18,786	$8,349	$24,375	$—	$104,451
Special mention	—	—	—	132	—	—	—	132
Substandard	—	—	339	205	145	507	—	1,196
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$9,890	$16,641	$26,749	$19,123	$8,494	$24,882	$—	$105,779
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$213	$533	$574	$176	$538	$855	$—	$2,889
Special mention	—	—	—	—	—	—	—	—
Substandard	330	—	19	—	—	—	—	349
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$543	$533	$593	$176	$538	$855	$—	$3,238
State and political subdivisions:
Risk rating
Pass	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Total Commercial Loans:
Risk rating
Pass	$172,029	$124,771	$170,338	$127,758	$52,400	$251,860	$91,746	$990,902
Special mention	656	392	—	132	—	869	2,557	4,606
Substandard	1,075	14,810	2,023	318	4,658	10,572	845	34,301
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$173,760	$139,973	$172,361	$128,208	$57,058	$263,301	$95,148	$1,029,809

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$23	$23

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$20,473	$14,439	$8,574	$5,913	$8,626	$7,175	$70,716	$135,916
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,170	1,170
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$20,473	$14,439	$8,574	$5,913	$8,626	$7,175	$71,886	$137,086
Construction and land development:
Risk rating
Pass	$46,171	$43,472	$14,630	$3,434	$4,028	$4,395	$—	$116,130
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	43	—	43
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$46,171	$43,472	$14,630	$3,434	$4,028	$4,438	$—	$116,173
Real estate secured by multi-family properties:
Risk rating
Pass	$10,826	$28,858	$23,430	$9,808	$5,804	$27,609	$—	$106,335
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	704	2,154	—	2,858
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$10,826	$28,858	$23,430	$9,808	$6,508	$29,763	$—	$109,193
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,430	$29,576	$26,908	$18,693	$12,239	$53,030	$—	$154,876
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—		—	—	5,819	—	5,819
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$14,430	$29,576	$26,908	$18,693	$12,239	$58,849	$—	$160,695
Real estate secured by other commercial properties:
Risk rating
Pass	$32,297	$44,526	$42,582	$17,798	$28,947	$98,173	$—	$264,323
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	778	—	778
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$32,297	$44,526	$42,582	$17,798	$28,947	$98,951	$—	$265,101
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,442	$5,442
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,442	$5,442
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$14,697	$28,596	$20,890	$9,794	$8,441	$20,262	$—	$102,680
Special mention	—	—	137	—	—	—	—	137

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial Loans
Substandard	—	189	—	—	423	143	—	755
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$14,697	$28,785	$21,027	$9,794	$8,864	$20,405	$—	$103,572
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$558	$604	$542	$580	$40	$934	$—	$3,258
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	187	—	187
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$558	$604	$542	$580	$40	$1,121	$—	$3,445
State and political subdivisions:
Risk rating
Pass	$707	$—	$4,247	$18	$5,444	$8,292	$—	$18,708
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$707	$—	$4,247	$18	$5,444	$8,292	$—	$18,708
Total Commercial Loans:
Risk rating
Pass	$140,159	$190,071	$141,803	$66,038	$73,569	$219,870	$76,158	$907,668
Special mention	—	—	137	—	—	—	—	137
Substandard	—	189	—	—	1,127	9,124	1,170	11,610
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$140,159	$190,260	$141,940	$66,038	$74,696	$228,994	$77,328	$919,415

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$229	$—	$—	$—	$—	$84	$313

The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2024 and 2023:

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,129	$12,404	$13,901	$28,707	$18,871	$27,643	$—	$113,655
Nonperforming	—	—	—	—	—	768	—	768
Total 1-4 family residential mortgages	$12,129	$12,404	$13,901	$28,707	$18,871	$28,411	$—	$114,423
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$47,918	$47,918
Nonperforming	—	—	—	—	—	—	313	313
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$48,231	$48,231

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$599	$721	$968	$1,027	$813	$2,315	$—	$6,443
Nonperforming	—	—	90	—	—	28	—	118
Total real estate secured by 1st lien on 1-4 family properties-personal	$599	$721	$1,058	$1,027	$813	$2,343	$—	$6,561
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$5,241	$3,317	$833	$958	$922	$2,804	$—	$14,075
Nonperforming	—	—	17	—	—	—	—	17
Total real estate secured by junior lien on 1-4 family properties-personal	$5,241	$3,317	$850	$958	$922	$2,804	$—	$14,092
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,433	$—	$1,433
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,444	$—	$1,444
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$209	$209
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$209	$209
Other consumer:
Payment performance
Performing	$785	$487	$127	$104	$16	$32	$202	$1,753
Nonperforming	—	—	—	—	—	29	—	29
Total other consumer	$785	$487	$127	$104	$16	$61	$202	$1,782
Total Retail Loans:
Payment performance
Performing	$18,754	$16,929	$15,829	$30,796	$20,622	$34,227	$48,329	$185,486
Nonperforming	—	—	107	—	—	836	313	1,256
Total Retail Loans	$18,754	$16,929	$15,936	$30,796	$20,622	$35,063	$48,642	$186,742

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$52	$—	$52
Overdrafts	—	—	—	—	—	—	101	101
Other consumer	—	4	8	4	—	—	7	23

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,641	$14,635	$30,495	$20,304	$4,526	$25,500	$—	$108,101
Nonperforming	—	—	—	—	—	805	—	805
Total 1-4 family residential mortgages	$12,641	$14,635	$30,495	$20,304	$4,526	$26,305	$—	$108,906
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$33,936	$33,936
Nonperforming	—	—	—	—	—	—	295	295
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$34,231	$34,231
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,591	$1,613	$2,933	$1,030	$931	$2,767	$—	$11,865
Nonperforming	—	—	—	—	—	116	—	116
Total real estate secured by 1st lien on 1-4 family properties-personal	$2,591	$1,613	$2,933	$1,030	$931	$2,883	$—	$11,981
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$6,438	$1,613	$2,184	$1,180	$676	$3,515	$—	$15,606
Nonperforming	—	19	—	—	—	—	—	19
Total real estate secured by junior lien on 1-4 family properties-personal	$6,438	$1,632	$2,184	$1,180	$676	$3,515	$—	$15,625
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,645	$—	$1,645
Nonperforming	—	—	—	—	—	17	—	17
Total student loans	$—	$—	$—	$—	$—	$1,662	$—	$1,662
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$194	$194
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$194	$194
Other consumer:
Payment performance
Performing	$793	$290	$245	$89	$73	$41	$189	$1,720
Nonperforming	—	—	—	—	—	37	—	37
Total other consumer	$793	$290	$245	$89	$73	$78	$189	$1,757
Total Retail Loans:
Payment performance
Performing	$22,463	$18,151	$35,857	$22,603	$6,206	$33,468	$34,319	$173,067
Nonperforming	—	19	—	—	—	975	295	1,289
Total Retail Loans	$22,463	$18,170	$35,857	$22,603	$6,206	$34,443	$34,614	$174,356

Current Period Gross Charge-Offs:

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail Loans
Student loans	$—	$—	$—	$—	$—	$57	$—	$57
Overdrafts	—	—	—	—	—	—	91	91
Other consumer	—	1	3	—	—	—	10	14

Retail revolving lines of credit that were termed out during 2024 and 2023 were $3,394,000 and $4,534,000, respectively; all which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2024 and 2023:

December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$153,187	$153,187
Construction and land development	—	—	—	—	129,464	129,464
Real estate secured by multi-family properties	—	—	—	—	137,461	137,461
Real estate secured by owner-occupied properties	150	169	—	319	163,636	163,955
Real estate secured by other commercial properties	—	—	—	—	313,390	313,390
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,652	5,652
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	105,779	105,779
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,238	3,238
State and political subdivisions	—	—	—	—	17,683	17,683
Retail:
1-4 family residential mortgages	114	440	571	1,125	113,298	114,423
Revolving home equity secured by 1-4 family properties-personal	235	42	119	396	47,835	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	126	—	91	217	6,344	6,561
Real estate secured by junior lien on 1-4 family properties-personal	95	—	17	112	13,980	14,092
Student loans	—	—	—	—	1,444	1,444
Overdrafts	13	—	—	13	196	209
Other consumer	5	—	—	5	1,777	1,782
Total	$738	$651	$798	$2,187	$1,214,364	$1,216,551

December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$77	$—	$—	$77	$137,009	$137,086
Construction and land development	—	—	—	—	116,173	116,173
Real estate secured by multi-family properties	—	—	—	—	109,193	109,193
Real estate secured by owner-occupied properties	186	—	—	186	160,509	160,695
Real estate secured by other commercial properties	9,675	—	—	9,675	255,426	265,101
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,442	5,442
Real estate secured by 1st lien on 1-4 family properties-business	323	—	—	323	103,249	103,572
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,445	3,445
State and political subdivisions	—	—	—	—	18,708	18,708
Retail:
1-4 family residential mortgages	433	381	481	1,295	107,611	108,906
Revolving home equity secured by 1-4 family properties-personal	56	—	129	185	34,046	34,231
Real estate secured by 1st lien on 1-4 family properties-personal	—	96	—	96	11,885	11,981
Real estate secured by junior lien on 1-4 family properties-personal	—	—	18	18	15,607	15,625
Student loans	—	11	6	17	1,645	1,662
Overdrafts	21	2	—	23	171	194
Other consumer	—	8	—	8	1,749	1,757
Total	$10,771	$498	$634	$11,903	$1,081,868	$1,093,771

As previously discussed, QNB maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential collateral dependent loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as collateral dependent. When placing a loan on non-accrual status, management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. All non-accrual loans, except student loans, are individually evaluated for an allowance for credit losses ("ACL"). This ACL is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2024 and 2023:

December 31, 2024	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$27	$27
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	157	—	157
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	205	—	205
Real estate secured by junior lien on 1-4 family properties-business	—	—	330	330
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	768	—	768
Revolving home equity secured by 1-4 family properties-personal	—	313	—	313
Real estate secured by 1st lien on 1-4 family properties-personal	—	118	—	118
Real estate secured by junior lien on 1-4 family properties-personal	—	17	—	17
Student loans	—	11	—	11
Other consumer	—	29	—	29
Total	$—	$1,618	$357	$1,975

December 31, 2023	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	175	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	805	—	805
Revolving home equity secured by 1-4 family properties-personal	—	21	274	295
Real estate secured by 1st lien on 1-4 family properties-personal	—	116	—	116
Real estate secured by junior lien on 1-4 family properties-personal	—	19	—	19
Student loans	—	17	—	17
Other consumer	—	37	—	37
Total	$—	$1,468	$472	$1,940

QNB recognized interest income of $126,000 and $557,000 on non-accrual loans for the years ended December 31, 2024 and 2023, respectively.

The following table presents the collateral-dependent loans by loan category at December 31, 2024 and 2023:

December 31, 2024	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$27	$27
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	157	—	—	157
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	205	—	—	205
Real estate secured by junior lien on 1-4 family properties-business	—	—	330	330
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	768	—	—	768
Revolving home equity secured by 1-4 family properties-personal	313	—	—	313
Real estate secured by 1st lien on 1-4 family properties-personal	118	—	—	118
Real estate secured by junior lien on 1-4 family properties-personal	17	—	—	17
Other consumer	—	29	—	29
Total	$1,578	$29	$357	$1,964

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2023	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	175	—	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	805	—	—	805
Revolving home equity secured by 1-4 family properties-personal	185	—	110	295
Real estate secured by 1st lien on 1-4 family properties-personal	116	—	—	116
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19
Other consumer	—	37	—	37
Total	$1,300	$315	$308	$1,923

(1) Secured by business assets, personal property and equipment or guarantees

Activity in the allowance for credit losses on loans for the years ended December 31, 2024, 2023 and 2022 are as follows:

Year ended December 31, 2024	Beginning balance	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$823	$(23)	$(23)	$52	$829
Construction and land development	1,252	84	—	—	1,336
Real estate secured by multi-family properties	1,735	277	—	—	2,012
Real estate secured by owner-occupied properties	1,001	(148)	—	—	853
Real estate secured by other commercial properties	1,167	(25)	—	—	1,142
Revolving real estate secured by 1-4 family properties-business	27	(3)	—	—	24
Real estate secured by 1st lien on 1-4 family properties-business	1,507	(279)	—	10	1,238
Real estate secured by junior lien on 1-4 family properties-business	14	325	—	—	339
State and political subdivisions	55	(21)	—	—	34
Retail:
1-4 family residential mortgages	427	(108)	—	4	323
Revolving home equity secured by 1-4 family properties-personal	138	5	—	—	143
Real estate secured by 1st lien on 1-4 family properties-personal	182	(151)	—	—	31
Real estate secured by junior lien on 1-4 family properties-personal	105	(28)	—	—	77
Student loans	369	(37)	(52)	30	310
Overdrafts	16	69	(101)	34	18
Other consumer	34	14	(23)	10	35
Total	$8,852	$(49)	$(199)	$140	$8,744

Year ended December 31, 2023	Beginning balance prior to adoption of ASC 326	Impact of adopting ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,316	$(70)	$(771)	$(313)	$661	$823
Construction and land development	755	(10)	507	—	—	1,252
Real estate secured by multi-family properties	995	684	56	—	—	1,735
Real estate secured by owner-occupied properties	1,549	(374)	(174)	—	—	1,001
Real estate secured by other commercial properties	2,458	(1,128)	(163)	—	—	1,167
Revolving real estate secured by 1-4 family properties-business	25	7	(5)	—	—	27
Real estate secured by 1st lien on 1-4 family properties-business	1,210	490	(203)	—	10	1,507
Real estate secured by junior lien on 1-4 family properties-business	30	(14)	(2)	—	—	14
State and political subdivisions	94	(20)	(19)	—	—	55
Retail:
1-4 family residential mortgages	682	(196)	(59)	—	—	427
Construction-individual	1	-	(1)	—	—	—
Revolving home equity secured by 1-4 family properties-personal	299	(7)	(154)	—	—	138
Real estate secured by 1st lien on 1-4 family properties-personal	57	15	110	—	—	182
Real estate secured by junior lien on 1-4 family properties-personal	55	29	15	—	6	105
Student loans	454	12	(48)	(57)	8	369
Overdrafts	8	3	70	(91)	26	16
Other consumer	41	(8)	13	(14)	2	34
Unallocated	502	(502)	—	N/A	N/A	—
Total	$10,531	$(1,089)	$(828)	$(475)	$713	$8,852

Year ended December 31, 2022	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,368	$(2,320)	$(38)	$306	$1,316
Construction	363	392	—	—	755
Secured by commercial real estate	4,280	722	—	—	5,002
Secured by residential real estate	1,035	160	—	45	1,240
State and political subdivisions	69	25	—	—	94
Retail:
1-4 family residential mortgages	646	37	—	—	683
Home equity loans and lines	376	55	—	6	437
Consumer	542	82	(158)	36	502
Unallocated	505	(3)	N/A	N/A	502
Total	$11,184	$(850)	$(196)	$393	$10,531

Since the implementation of ASU 326 on January 1, 2023, the Company may make loan modifications to borrowers experiencing financial difficulty ("FDM"). A FDM could involve principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or exchanging or paying off existing debt for new debt with the Company. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Any amount forgiven would be charged to the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, modifications could include multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan class, type of concession granted and the financial effect of the modification:

Year ended December 31,	2024
Payment Modification to Interest Only for Six Months	Amortized Cost Basis	% of Total Loan Class	Fiancial Effect
Commercial:
Real estate secured by owner-occupied properties	$1,000	0.61%	Temporary reduction of principal payments with no extension of term
Total	$1,000

There were no payment defaults during the 2024 period on FDMs. There were no FDMs in 2023.

There was 3 mortgage loan(s) secured by residential real estate with a recorded investment of $457,000 for which foreclosure proceedings were in process at December 31, 2024. QNB had no loans secured by residential real estate for which foreclosure proceedings were in process as of December 31, 2023.

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2024	2023
Land and buildings	$18,333	$16,102
Furniture and equipment	15,429	14,470
Leasehold improvements	3,637	3,632
Right-of-use asset	2,618	2,722
Book value	40,017	36,926
Accumulated depreciation and amortization	(22,762)	(21,974)
Net book value	$17,255	$14,952

Depreciation and amortization expense on premises and equipment, which excludes operating lease costs in the table below, amounted to $1,095,000, $1,714,000, and $1,115,000 for the years ended December 31, 2024, 2023 and 2022, respectively. During 2024 QNB renewed two operating leases and recorded right-of-use assets of $457,000 and operating liabilities of $457,000.

The following table summarized the quantitative attributes of QNB’s operating leases:

Year ended December 31,	2024	2023
Lease cost
Operating lease cost	$631	$618
Total lease cost	631	618

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cashflows from operating leases	$633	$626

Right-of-use assets obtained in exchange for new operating lease liabilities	$457	$369

Weighted average remaining lease terms:
Operating leases	12.1 years	13.1 years
Weighted average discount rates:
Operating leases	3.09%	2.90%

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $63,411,000 and $68,349,000 at December 31, 2024 and 2023, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2024	2023	2022
Balance at beginning of year	$415	$469	$538
Mortgage servicing rights capitalized	13	7	2
Mortgage servicing rights amortized	(50)	(61)	(80)
Fair market value adjustments	—	—	9
Balance at end of year	$378	$415	$469

The balance of these mortgage servicing rights is included in "Other assets" at December 31, 2024 and 2023 and the fair value of these rights was $556,000 and $583,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 12.0% to 12.5% for both 2024 and 2023; and prepayment speeds ranging from 90% to 185% for 2024 compared to 104% to 214% for 2023.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2025	$56
2026	49
2027	43
2028	37
2029	33

Note 8 - Time Deposits

The aggregate amount of time deposits was $381,458,000 and $314,981,000 at December 31, 2024 and 2023, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2024 and 2023 were $46,681,000 and $43,337,000, respectively.

At December 31, 2024, the scheduled maturities of time deposits were as follows:

2025	$350,836
2026	19,034
2027	7,826
2028	2,402
2029	1,360
Thereafter	—
Total time deposits	$381,458

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2024
Balance	$18,636	$35,208
Maximum indebtedness at any month end	55,088	50,000
Daily average indebtedness outstanding	38,455	10,071
Average rate paid for the year	1.83%	4.41%
Average rate on period-end borrowings	2.46	4.81

2023
Balance	$44,094	$50,000
Maximum indebtedness at any month end	69,343	136,799
Daily average indebtedness outstanding	53,154	55,708
Average rate paid for the year	1.39%	4.55%
Average rate on period-end borrowings	4.59	4.39

(a)
Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $30,729,000 and $72,012,000 and a fair value of $26,501,000 and $61,650,000 and at December 31, 2024 and 2023 respectively. These securities are held in safekeeping at the Federal Reserve Bank of Boston.
(b)
Other short-term borrowings include Federal funds purchased, overnight and short term borrowings from the FHLB, and short-term FRB borrowings.

During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there are no pre-payment penalties and the funds were paid off in 2024. The Bank has four unsecured Federal funds lines granted by correspondent banks totaling $86,000,000. Federal funds purchased under these lines were $0 at both December 31, 2024 and 2023.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within "Restricted investment in stocks" on the Consolidated Balance Sheets. QNB’s FHLB stock was $3,510,000 and $1,718,000 at December 31, 2024 and 2023, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $442,339,000. At December 31, 2024 QNB had $30,000,000 in long-term advances outstanding with the FHLB at fixed rates, $35,208,000 in short term borrowings as reported in Note 9 and a letter of credit issued of $283,000. At December 31, 2023 QNB had $20,000,000 in long-term advances outstanding with the FHLB at fixed rates, no short-term borrowings as reported in Note 9 and a letter of credit issued of $283,000.

Long-term advances at the FHLB mature as follows:

As of December 31, 2024	Balance Maturing	Weighted-Average Rate
2025	$30,000	4.75%
2026	—	—
2027	—	—
2028	—	—
2029	—	—
Thereafter	—	—
Total long-term debt	$30,000	4.75%

Note 11 - Subordinated Debt

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

The carrying cost of the Subordinated Notes on the consolidated balance sheets represents the outstanding balance of the notes net of unamortized origination costs of $932,000 which amortize to interest expense through September 1, 2029.

Note 12 - Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2024	2023	2022
Current Federal income taxes	$2,739	$2,109	$3,543
Current state income taxes	80	83	180
Deferred Federal income taxes (benefits)	93	71	36
Deferred state income taxes (benefits)	(169)	(15)	(102)
Valuation adjustment	168	(4)	8
Net provision	$2,911	$2,244	$3,665

At December 31, 2024 and 2023, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2024	2023
Deferred tax assets
Allowance for credit losses on loans	$1,882	$1,859
Net unrealized holding losses on investment securities available-for-sale	18,226	17,692
Net unrealized holding losses on investment rate swaps	—	367
Non-accrual interest income	200	170
Leasing liability	630	637
Deferred revenue	113	—
Incurred but not reported medical expense	34	27
Bonus	192	88
State net operating loss carryforward	171	30
Other	106	61
Total deferred tax assets	21,554	20,931
Deferred tax liabilities
Deferred loan income	531	487
Depreciation	286	215
Mortgage servicing rights	81	87
Net unrealized holding losses on investment rate swaps	1,040	—
Fair value remeasurements on interest rate swap	22	12
Fair value adjustment on equity securities	—	61
Prepaid expenses	262	203
Right of use asset	564	572
Subordinated debt costs	263	—
Other	8	—
Total deferred tax liabilities	3,057	1,637
Valuation allowance	172	4
Net deferred tax asset	$18,325	$19,290

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets except a $1,000 deferred tax asset related to non-qualified stock option that it is more likely than not that the options will expire unexercised due to the strike price and a $171,000 deferred tax related to a state net operating loss that it is more likely than not that the carryforward period will expire prior to the ability to offset the loss. A valuation allowance was recorded for this amount.

A reconciliation of the tax provision on income before taxes computed at the statutory rates of 21% for 2024, 2023 and 2022 and the actual tax provision was as follows:

Year ended December 31,	2024		2023		2022
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$3,015	21.0%	$2,463	21.0%	$4,113	21.0%
Tax-exempt interest and dividend income	(194)	(1.4)	(267)	(2.3)	(504)	(2.6)
Bank-owned life insurance	(68)	(0.5)	(67)	(0.6)	(75)	(0.4)
Stock-based compensation expense	27	0.2	26	0.2	20	0.1
State income tax	(47)	(0.3)	53	0.5	62	0.3
Other	10	0.1	40	0.4	41	0.2
Income tax provision	2,743	19.1	2,248	19.2	3,657	18.7
Valuation Adjustment	168	1.2	(4)	(0.1)	8	0.0
	$2,911	20.3%	$2,244	19.1%	$3,665	18.7%

Note 13 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of $400,000, $376,000 and $345,000 for the years ended December 31, 2024, 2023, and 2022, respectively, and a safe harbor contribution of $706,000 for 2024, $669,000 for 2023, and $606,000 for 2022.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2021 Annual Meeting, shareholders approved the 2021 Employee Stock Purchase Plan (the 2021 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2024, 18,792 shares were issued under the 2021 Plan. The 2021 Plan expires May 31, 2026.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2024	2023	2022
Shares	7,339	6,630	5,102
Price per share	$22.00 and $23.20	$23.10	$29.48 and $24.21

QNB implemented the Nonqualified Deferred Compensation Plan (NDCP) during 2023 for the benefit of a select group of its management or highly compensated employees. The purpose of the NDCP is to provide a deferred compensation vehicle to which QNB may credit discretionary amounts on behalf of the participants for recruitment and reward. QNB contributed $136,000 and $108,000 to the NDCP in 2024 and 2023, respectively. The NDCP liability was $244,000 at December 31, 2024.

Note 14 - Stock Option Plan and Non-Employee Director Compensation Plan

QNB has a stock option plan (the 2015 Plan) administered by a committee which consists of three or more members of QNB’s Board of Directors. The 2015 Plan provides for the granting of either (i) Non-Qualified Stock Options (NQSOs) or (ii) Incentive Stock Options (ISOs). The exercise price of an option, as defined by the 2015 Plan, is the fair market value of QNB’s common stock at the date of grant. The 2015 Plan provides for the exercise either in cash or in securities of the Company or in any combination thereof. The 2015 Plan, which expires March 15, 2025, authorizes the issuance of 300,000 shares. The time period by which any option is exercisable under this Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. There were 252,550 options granted, 94,450 options forfeited, 20,825 options exercised and 137,275 options outstanding under the 2015 Plan as of December 31, 2024.

As of December 31, 2024, there was approximately $193,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 27 months.

Stock option activity during 2024, 2023, and 2022 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	113,950	$37.58
Exercised	—	—
Forfeited	(34,150)	37.07
Granted	29,350	37.26
Outstanding at December 31, 2022	109,150	37.65
Exercised	—	—
Forfeited	(22,600)	43.15
Granted	35,000	29.51
Outstanding at December 31, 2023	121,550	34.29
Exercised	—	—
Forfeited	(24,275)	37.69
Granted	40,000	23.40
Outstanding at December 31, 2024	137,275	$30.51	5.24	$599
Exercisable at December 31, 2024	45,315	$33.74	1.76	$58

As of December 31, 2024, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	40,000	$23.40	9.13	—	$—
	34,200	29.51	8.13	6,840	29.51
	19,325	32.50	1.13	19,325	32.50
	19,150	36.50	0.12	19,150	36.50
	24,600	37.26	2.12	—	—
Outstanding at December 31, 2024	137,275	$30.51	5.24	45,315	$33.74

The intrinsic value related to total stock options exercised during 2024, 2023, and 2022 are as follows:

	2024	2023	2022
Intrinsic value of stock options exercised	$—	$—	$—

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan requires each non-employee director of the QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount of $4,000 by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of December 31, 2024, 4,800 shares were issued to non-employee directors and there were 45,200 shares remaining under the Director Compensation Plan. Stock-based compensation expense related to the Director Compensation Plan was $72,000 and $80,000 for the for the years ended December 31, 2024 and 2023, respectively.

Note 15 - Related Party Transactions

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

Balance, December 31, 2023	$16,547
New loans	20,851
Repayments	(18,306)
Balance, December 31, 2024	$19,092

The following table provides additional information regarding transactions with related parties.

December 31,	2024	2023
Commitments to extend credit	$5,627	$5,763
Letters of credit	2,050	2,050
Deposits received	7,232	6,023

Note 16 - Commitments and Contingencies

Financial instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the Consolidated Financial Statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $87,000 at December 31, 2024 and $106,000 at December 31, 2023, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2024	2023
Commitments to extend credit and unused lines of credit	$329,509	$378,954
Standby letters of credit	19,018	18,820
Total financial instrument commitments	$348,527	$397,774

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit totaling $15,988,000 expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2024 and 2023 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. A maturity analysis of the operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Operating Leases
2025	$652
2026	504
2027	431
2028	351
2029	273
Thereafter	1,926
Total undiscounted cashflows	4,137
Total discount on cashflows	(1,211)
Total lease liabilities	$2,926

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2024. Operating lease costs, which include common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2024, 2023 and 2022, was $734,000, $723,000 and $712,000, respectively.

Note 17 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2024, 2023 and 2022:

December 31,	2024	2023	2022
Unrealized net holding loss on available-for-sale securities	$(79,832)	$(85,996)	$(102,692)
Tax effect*	17,186	18,059	21,565
Accumulated other comprehensive (loss) income, net of tax	$(62,646)	$(67,937)	$(81,127)

* At blended rates of federal and state tax rates of 21.5%, 21.0% and 21.0%

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive (loss) income	2024	2023	2022	Affected line item in statement of income
Realized net holding loss on available-for-sale securities	$(1,096)	$(2,058)	$(139)	Net (loss) gain on sales of investment securities

Tax effect*	230	432	29	Provision for income taxes
Total reclassification out of accumulated other comprehensive (loss) income, net of tax	$(866)	$(1,626)	$(110)	Net of tax

** At blended rates of federal and state tax rates of 21.0%, 21.0% and 21.0%

Note 18 - Fair Value Measurements and Fair Values of Financial Instruments

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasuries	$—	$18,010	$—	$18,010
U.S. Government agency securities	—	66,908	—	66,908
State and municipal securities (1)	—	86,352	—	86,352
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	198,510	—	198,510
Collateralized mortgage obligations (CMOs)	—	161,646	—	161,646
Corporate debt securities and money market funds	—	15,082	51	15,133
Total securities available-for-sale	—	546,508	51	546,559
Equity securities	—	—	—	—
Total recurring fair value measurements	$—	$546,508	$51	$546,559

Nonrecurring fair value measurements *
Collateral dependent loans	$—	$—	$—	$—
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$1	$1

(1) Includes derivatives designated as fair value hedging instruments.

* impairment

December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasuries	$—	$6,451	$—	$6,451
U.S. Government agency securities	—	74,122	—	74,122
State and municipal securities (1)	—	89,189	—	89,189
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	224,238	—	224,238
Collateralized mortgage obligations (CMOs)	—	89,973	—	89,973
Corporate debt securities	—	6,157	52	6,209
Total securities available-for-sale	—	490,130	52	490,182
Equity securities	5,910	—	—	5,910
Total recurring fair value measurements	$5,910	$490,130	$52	$496,092

Nonrecurring fair value measurements *
Collateral dependent loans	$—	$—	$164	$164
Mortgage servicing rights	—	—	7	7
Total nonrecurring fair value measurements	$—	$—	$171	$171

(1) Includes derivatives designated as fair value hedging instruments.

* impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2024	Fair value	Valuation techniques		Unobservable input		Value or range of values
Collateral dependent loans	$—	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-100%
				Liquidation expenses	(3)	0%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		0.4 to 29.2 yrs
				Prepayment Speeds		90% to 350%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2023	Fair value	Valuation techniques		Unobservable input		Value or range of values
Collateral dependent loans	$164	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	7	Discounted cash flow		Remaining term		1.5 to 29.9 yrs
				Prepayment Speeds		104% to 214%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2024	2023
Balance, beginning of year	$52	$53
Payments received	(3)	(1)
Sale of securities	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	2	—
Transfers in and/or out of Level 3	—	—
Balance, end of year	$51	$52

There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2024 and 2023.

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. The market for this security at December 31, 2024 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2024;
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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s single underlying issuer, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year swap rate is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate. The discount rate of 8.6% includes the risk-free rate, a credit component and a spread for illiquidity.

The following information should not be interpreted as an estimate of the fair value of QNB since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful.

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2024 and 2023:

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

Restricted investment in stocks (carried at cost): The fair value of stock in ACBB, the FHLB, the SHCPFIC and VISA Class B-2 is the carrying amount, based on redemption provisions, and considers the limited marketability of such securities.

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

The estimated fair values and carrying amounts of QNB’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2024	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,713	$50,713	$50,713	$—	$—
Investment securities:
Available-for-sale (1)	546,559	546,559	—	546,508	51
Equity	—	—	—	—	—
Restricted investment in bank stocks	5,436	5,436	—	5,436	—
Loand held for sale	664	664	—	664	—
Net loans	1,207,304	1,212,780	—	—	1,212,780
Mortgage servicing rights	378	556	—	—	556
Accrued interest receivable	4,965	4,965	—	4,965	—

Financial liabilities
Deposits with no stated maturities	$1,247,083	$1,247,083	$1,247,083	$—	$—
Deposits with stated maturities	381,458	379,960	—	379,960	—
Short-term borrowings	53,844	53,844	53,844	—	—
Long-term debt	30,000	30,033	—	30,033	—
Subordinated debt	39,068	40,600	—	40,600	—
Accrued interest payable	7,580	7,580	—	7,580	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	59	—	59	—

(1) Includes derivatives designated as fair value hedging instruments.

			Fair value measurements
December 31, 2023	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$62,657	$62,657	$62,657	$—	$—
Investment securities:
Available-for-sale (1)	490,182	490,182	—	490,130	52
Equity	5,910	5,910	5,910	—	—
Restricted investment in bank stocks	2,730	2,730	—	2,730	—
Loand held for sale	549	560	—	560	—
Net loans	1,084,681	1,077,544	—	—	1,077,544
Mortgage servicing rights	415	585	—	—	585
Accrued interest receivable	6,101	6,101	—	6,101	—

Financial liabilities
Deposits with no stated maturities	$1,173,732	$1,173,732	$1,173,732	$—	$—
Deposits with stated maturities	314,981	311,735	—	311,735	—
Short-term borrowings	94,094	94,094	94,094	—	—
Long-term debt	20,000	19,906	—	19,906	—
Accrued interest payable	5,294	5,294	—	5,294	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	79	—	79	—

(1) Includes derivatives designated as fair value hedging instruments.

Note 19 - Derivatives and Hedging Activities

QNB's risk management objective with respect to derivative financial instruments is to hedge the risk of changes in the fair value of certain fixed-rate available-for-sale investment securities, included in a closed portfolio, for changes in the Secured Overnight Financing Rate ("SOFR"), to add stability to interest income and to manage its exposure to interest rate movements. The effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income, net of tax, and are reclassified to interest income as interest payments are made or received on the hedged portfolios. QNB assesses the effectiveness of each hedging relationship using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item. In the assessment of hedge effectiveness, QNB will consider the likelihood of the counterparty's compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk). If the likelihood that the counterparty will not default ceases to be probable, the hedge may no longer be highly effective and hedge ineffectiveness due to counterparty payment risk will be assessed.

The following table presents the notional amounts of derivatives designated as fair value hedging instruments at December 31, 2024 and 2023. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	At December 31, 2024			At December 31, 2023
	Interest Rate Swaps-Fair Value Hedges			Interest Rate Swaps-Fair Value Hedges
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$96,709	$1,566	$75,000	$97,373	$(445)
U.S. Government agencies and GSE mortgage backed securities	225,000	309,546	3,264	225,000	343,453	(1,304)
Total	$300,000	$406,255	$4,830	$300,000	$440,826	$(1,749)

The following table presents amounts of included in the Consolidated Statements on Income for derivatives designated as fair value hedging instruments for the years ended December 31, 2024 and 2023.

For the year ended	December 31,
Income Sheet Classification	2024	2023
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$3,910	$2,180
Recognized on hedge portfolio	(2,664)	(1,470)
Recognized on remeasurement of fair value hedge	10	16
U.S. Government agencies and GSE mortgage backed securities
Recognized on fair value hedge	11,731	6,517
Recognized on hedge portfolio	(8,243)	(4,483)
Recognized on remeasurement of fair value hedge	34	41
Total	$4,778	$2,801

Note 20 - Revenue Recognition from Contracts with Customer

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
•
Other—includes credit card fees, sales of checks to depositors, miscellaneous fees and gain/losses on sale of other real estate owned (OREO).
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

Note 21 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2024	2023
Assets
Cash and cash equivalents
Balances with subsidiary or affiliated depository institutions	$1,193	$—
Balances with unrelated depository institutions	3,414	565
Investment securities:
Available-for-sale (amortized cost $18,004 and $6,448)	18,010	6,451
Equity securities (cost of $0 and $5,695)	—	5,910
Investment in subsidiary	120,576	77,173
Other assets	674	752
Total assets	$143,867	$90,851

Liabilities
Subordinated debt	$39,068	$—
Other liabilities	1,450	27
Total liabilities	40,518	27
Shareholders' equity	103,349	90,824
Total liabilities and shareholders' equity	$143,867	$90,851

Statements of Income
Year ended December 31,	2024	2023	2022
Dividends from subsidiary	$7,023	$4,407	$4,329
Interest, dividend and other income	733	517	358
Securities gains (losses)	517	(19)	405
Net unrealized (loss) gain on investment equity securities	(215)	250	(1,026)
Total income	8,058	5,155	4,066
Expenses	1,923	661	496
Income before applicable income taxes and equity in undistributed income of subsidiary	6,135	4,494	3,570
Provision for income tax (benefit) expense	(99)	(1)	(235)
Income before equity in undistributed income of subsidiary	6,234	4,495	3,805
Equity in undistributed income of subsidiary	5,214	4,988	12,116
Net income	$11,448	$9,483	$15,921

Statements of Comprehensive Income (Loss)
Year ended December 31,	2024			2023			2022
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$14,359	$2,911	$11,448	$11,727	$2,244	$9,483	$19,586	$3,665	$15,921
Other comprehensive income/(loss):
Net unrealized holding gain/(loss) on available-for-sale securities:
Unrealized holding (loss)/gain arising during the period	5,068	643	4,425	14,638	3,074	11,564	(98,097)	(20,600)	(77,497)
Reclassification adjustment for loss included in net income	1,096	230	866	2,058	432	1,626	139	29	110
Other comprehensive income/(loss):	6,164	873	5,291	16,696	3,506	13,190	(97,958)	(20,571)	(77,387)
Total comprehensive income (loss)	$20,523	$3,784	$16,739	$28,423	$5,750	$22,673	$(78,372)	$(16,906)	$(61,466)

Statements of Cash Flows
Year ended December 31,	2024	2023	2022
Operating Activities
Net income	$11,448	$9,483	$15,921
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(5,214)	(4,988)	(12,116)
Net securities gains (losses)	(517)	19	(405)
Net unrealized loss (gain) on investment equity securities	215	(250)	1,026
Stock-based compensation expense	199	185	85
Accretion of discounts on investment securities	(349)	(174)	(6)
Amortization of deferred costs on subordinated debt	56	—	—
Increase (decrease) in other liabilities	210	(36)	(266)
Decrease (increase) in other assets	77	(122)	(121)
Deferred income tax (benefit) provision	226	42	(285)
Net cash provided by operating activities	6,351	4,159	3,833
Investing activities
Purchase of investment equity securities	(1,170)	(2,179)	(1,860)
Purchase of investment securities available-for-sale	(35,783)	(14,275)	(1,193)
Proceeds from sale of investment equity securities	7,382	8,556	1,594
Proceeds from maturities of investment securities available-for-sale	24,575	7,800	900
Capital contribution to Bank	(32,900)	—	—
Net cash (used) provided by investing activities	(37,896)	(98)	(559)
Financing activities
Issuance of subordinated debt	40,000	—	—
Cash dividend paid	(4,798)	(4,671)	(4,498)
Treasury stock purchase	—	—	(75)
Proceeds from issuance of common stock	385	822	418
Net cash provided by (used) by financing activities	35,587	(3,849)	(4,155)
Increase (decrease) in cash and cash equivalents	4,042	212	(881)
Cash and cash equivalents at beginning of year	565	353	1,234
Cash and cash equivalents at end of year	$4,607	$565	$353

Note 22 - Regulatory Restrictions

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2024, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$214,826	15.56%	110,480	8.00%	138,100	10.00%
Bank	192,057	13.92	110,396	8.00	137,995	10.00

Tier I capital (to risk-weighted assets):
Consolidated	165,995	12.02	82,860	6.00	82,860	6.00
Bank	183,226	13.28	82,797	6.00	110,396	8.00

Common equity tier 1 capital (to risk- weighted assets):
Consolidated	165,995	12.02	62,145	4.50	N/A	N/A
Bank	183,226	13.28	62,098	4.50	89,696	6.50

Tier I capital (to average assets):
Consolidated	165,995	8.70	76,357	4.00	N/A	N/A
Bank	183,226	9.71	75,483	4.00	94,353	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$167,711	13.09%	102,513	8.00%	128,142	10.00%
Bank	154,062	12.20	101,032	8.00	126,290	10.00

Tier I capital (to risk-weighted assets):
Consolidated	158,753	12.39	76,885	6.00	76,885	6.00
Bank	145,104	11.49	75,774	6.00	101,032	8.00

Common equity tier 1 capital (to risk- weighted assets):
Consolidated	158,753	12.39	57,664	4.50	N/A	N/A
Bank	145,104	11.49	56,830	4.50	82,088	6.50

Tier I capital (to average assets):
Consolidated	158,753	8.92	71,185	4.00	N/A	N/A
Bank	145,104	8.18	70,961	4.00	88,701	5.00

Note 23 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2024 and 2023 are in the following table:

	Quarters Ended 2024				Quarters Ended 2023
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Interest income	$19,569	$20,345	$21,945	$22,209	$15,463	$15,865	$18,497	$19,257
Interest expense	9,401	9,753	10,818	11,234	5,046	6,532	8,284	9,065
Net interest income	10,168	10,592	11,127	10,975	10,417	9,333	10,213	10,192
(Reversal of) provision for credit losses	(86)	114	159	(255)	(1,805)	209	459	293
Non-interest income	1,836	1,465	1,967	1,645	1,219	1,580	1,755	283
Non-interest expense	8,833	8,934	8,636	9,081	8,200	8,492	8,671	8,746
Income before income taxes	3,257	3,009	4,299	3,794	5,241	2,212	2,838	1,436
Provision for income taxes	663	544	961	743	1,123	325	494	302
Net Income	$2,594	$2,465	$3,338	$3,051	$4,118	$1,887	$2,344	$1,134
Earnings Per Share - basic *	$0.71	$0.67	$0.91	$0.83	$1.15	$0.52	$0.65	$0.31
Earnings Per Share - diluted *	$0.71	$0.67	$0.91	$0.83	$1.15	$0.52	$0.65	$0.31

* Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

c)
Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2024 was based on the 2013 COSO Framework.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of QNB’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the QNB's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the captions:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the captions:

•
“Compensation Committee Report”
•
“Executive Compensation”
•
“Director Compensation”
•
“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2024. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders:
2015 Stock option plan	137,275	$30.51	141,900
2021 Employee stock purchase plan	—	—	8,767
Equity compensation plans not approved by QNB shareholders:
None	—	—	—
Total	137,275	$30.51	150,667

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the captions:

•
“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the captions:

•
“Certain Relationships and Related Party Transactions”
•
“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the captions:

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
4.2-

Form of Subordinated Note, dated August 30, 2024. (Incorporated be reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K, SEC file No. 0-17706, filed with the Commission on September 3, 2024.)

10.1-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)*

10.2-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K, SEC File No. 0-17706 filed with the Commission on March 14, 2023)*

10.3-

Change of Control Agreement between Registrant and Jeffrey Lehocky. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on November 3, 2022)*

10.4-

Change of Control Agreement between Registrant and Christopher T. Cattie. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 14, 2016)*

10.5-

Change of Control Agreement between Registrant and Courtney L. Covelens. (Incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K, SEC File No. 0-17706 filed with the Commission on March 14, 2023)*

10.6-

Change of Control Agreement between Registrant and Christina S. McDonald. (Incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K, SEC File No. 0-17706 filed with the Commission on March 14, 2023*

10.7-	QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 15, 2015)*
10.8-	Amendment to the QNB Corp 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to QNB Corp.’s Form 8-K statement, filed October 31, 2022)*
10.9-	QNB Corp. 2021 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 15, 2021)
10.10-	QNB Corp. 2023 Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix A to QNB Corp.'s proxy statement, filed April 11, 2023)*
10.11-

QNB Bank Nonqualified Deferred Compensation Plan effective August 1, 2023 (Incorporated by reference to Exhibit 10.11 of the registrant's Annual Report on Form 10-K, SEC File No. 00-17706 filed Commission on March 15, 2024)*.

10.12-

Form of Subordinated Note Purchase Agreement, dated August 30, 2024. (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K, SEC File no. 0-17706, filed with the Commission on September 3, 2024.)

19.1-	Policies and Procedures Governing Trading in Securities and Confidentiality of of Insider Information for Officers, Directors and Other Information Sensitive Employees
21.1-	Subsidiaries of the Registrant
23.1-	Consent of Independent Registered Public Accounting Firm
31.1-	Section 302 Certification of the Chief Executive Officer
31.2-	Section 302 Certification of the Chief Financial Officer
32.1-	Section 906 Certification of the Chief Executive Officer
32.2-	Section 906 Certification of the Chief Financial Officer

* Indicates compensatory plan or arrangement

The following Exhibits are being furnished ** as part of this report:

No.	Description
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents **
104	Cover page interactive data file (formatted as inline XBRL and continued in Exhibit 101).

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
March 18, 2025
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Randy S. Bimes	Director, Chairman	March 18, 2025
Randy S. Bimes

/s/ David W. Freeman	Chief Executive Officer,	March 18, 2025
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 18, 2025
Autumn R. Bayles /s/ Laurie A. Bergman	Director	March 18, 2025
Laurie A. Bergman

/s/ Kenneth F. Brown, Jr.	Director	March 18, 2025
Kenneth F. Brown, Jr.

/s/ Gerald E.Gorski	Director	March 18, 2025
Gerald E. Gorski

/s/ Jennifer L. Mann	Director	March 18, 2025
Jennifer L. Mann

/s/ Ranajoy Ray-Chaudhuri	Director	March 18, 2025
Ranajoy Ray-Chaudhuri

/s/ W. Randall Stauffer	Director	March 18, 2025
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 18, 2025
Scott R. Stevenson

/s/ Jeffrey Lehocky	Chief Financial Officer	March 18, 2025
Jeffrey Lehocky	(Principal Financial Officer)

/s/ Mary E. Liddle	Chief Accounting Officer	March 18, 2025
Mary E. Liddle	(Principal Accounting Officer)