Form 10-Q
period 2025-03-31
QNB CORP.
filed 2025-05-06
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Stock, par value $0.625	3,709,597

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED March 31, 2025

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$17,746	$11,369
Interest-bearing deposits in banks	63,811	39,344
Total cash and cash equivalents	81,557	50,713
Investments:
Available-for-sale (amortized cost $622,837 and $626,391)	547,138	546,559
Restricted investment in stocks	5,491	5,436
Loans held-for-sale	248	664
Loans receivable	1,212,162	1,216,048
Allowance for credit losses on loans	(9,298)	(8,744)
Loans receivable, net	1,202,864	1,207,304
Bank-owned life insurance	12,025	11,937
Premises and equipment, net	17,011	17,255
Accrued interest receivable	4,801	4,965
Net deferred tax assets	17,409	18,325
Other assets	7,645	7,736
Total assets	$1,896,189	$1,870,894

Liabilities
Deposits
Demand, non-interest bearing	$203,666	$183,499
Interest-bearing demand	533,262	537,846
Money market	263,462	250,293
Savings	286,287	275,445
Time less than $100	176,928	178,163
Time $100 through $250	151,237	156,614
Time greater than $250	49,713	46,681
Total deposits	1,664,555	1,628,541
Short-term borrowings	43,299	53,844
Long-term debt	30,000	30,000
Subordinated debt	39,118	39,068
Accrued interest payable	4,465	7,580
Other liabilities	6,529	8,512
Total liabilities	1,787,966	1,767,545

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,918,183 shares and 3,905,302
shares issued; 3,709,497 and 3,696,616 shares outstanding	2,449	2,441
Surplus	28,085	27,633
Retained earnings	141,129	139,958
Accumulated other comprehensive loss, net of tax	(59,403)	(62,646)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	108,223	103,349
Total liabilities and shareholders' equity	$1,896,189	$1,870,894

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data - unaudited)	2025	2024
Interest income
Interest and fees on loans	$17,315	$15,250
Interest and dividends on available-for-sale & equity securities:
Taxable	4,013	3,325
Tax-exempt	353	357
Interest on interest-bearing balances and other interest income	517	637
Total interest income	22,198	19,569
Interest expense
Interest on deposits
Interest-bearing demand	2,400	2,220
Money market	1,818	2,015
Savings	893	949
Time less than $100	1,670	1,473
Time of $100 through $250	1,613	1,377
Time greater than $250	518	522
Interest on short-term borrowings	456	625
Interest on long-term debt	356	220
Interest on subordinated debt	937	—
Total interest expense	10,661	9,401
Net interest income	11,537	10,168
Provision (reversal) for credit losses	550	(86)
Net interest income after provision (reversal) for credit losses	10,987	10,254
Non-interest income
Net gain (loss) on sales and calls of available-for-sale and equity securities	—	377
Unrealized gain (loss) on equity securities	—	(30)
Fees for services to customers	447	420
ATM and debit card	656	636
Retail brokerage and advisory	141	93
Bank-owned life insurance	87	94
Merchant	75	99
Net gain on sale of loans	18	15
Other	160	132
Total non-interest income	1,584	1,836
Non-interest expense
Salaries and employee benefits	5,032	4,974
Net occupancy	614	578
Furniture and equipment	1,122	937
Marketing	189	266
Third party services	662	624
Telephone, postage and supplies	124	126
State taxes	267	100
FDIC insurance premiums	274	345
Other	1,085	883
Total non-interest expense	9,369	8,833
Income before income taxes	3,202	3,257
Provision for income taxes	624	663
Net income	$2,578	$2,594
Earnings per share - basic	$0.70	$0.71
Earnings per share - diluted	$0.69	$0.71
Cash dividends per share	$0.38	$0.37
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
	2025			2024
For the Three Months Ended March 31,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,202	$624	$2,578	$3,257	$663	$2,594
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	4,133	890	3,243	1,729	363	1,366
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Other comprehensive income	4,133	890	3,243	1,729	363	1,366
Total comprehensive income	$7,335	$1,514	$5,821	$4,986	$1,026	$3,960

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2025 and 2024
					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2025	3,696,616	$2,441	$27,633	$139,958	$(62,646)	$(4,037)	$103,349
Net income		—	—	2,578	—	—	2,578
Other comprehensive income, net of tax		—	—	—	3,243	—	3,243
Cash dividends declared ($0.38 per share)		—	—	(1,407)	—	—	(1,407)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,603	4	227	—	—	—	231
Stock issued for options exercised	5,225	3	153	—	—	—	156
Stock issued for Non-Employee Director Compensation	1,053	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	73	—	—	—	73
Balance, March 31, 2025	3,709,497	$2,449	$28,085	$141,129	$(59,403)	$(4,037)	$108,223

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2024	3,653,254	$2,414	$26,439	$133,945	$(67,937)	$(4,037)	$90,824
Net income		—	—	2,594	—	—	2,594
Other comprehensive income, net of tax		—	—	—	1,366	—	1,366
Cash dividends declared ($0.37 per share)		—	—	(1,352)	—	—	(1,352)
Stock issued in connection with dividend reinvestment and stock purchase plan	9,290	5	212	—	—	—	217
Stock issued for Non-Employee Director Compensation	1,530	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	37	—	—	—	37
Balance, March 31, 2024	3,664,074	$2,420	$26,687	$135,187	$(66,571)	$(4,037)	$93,686

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Three Months Ended March 31,	2025	2024
Operating Activities
Net income	$2,578	$2,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440	402
Provision (reversal of provision) for credit losses	550	(86)
Net gain on calls and sales of debt and equity securities	—	(377)
Net unrealized loss on equity securities	—	30
Net gain on sale of loans	(18)	(15)
Proceeds from sales of residential mortgages held-for-sale	394	801
Origination of residential mortgages held-for-sale	(380)	(237)
Increase in cash surrender value of bank-owned life insurance	(87)	(94)
Stock-based compensation expense	73	37
Deferred income tax expense (benefit)	26	(102)
Net (decrease) increase in income taxes payable	(102)	194
Net decrease (increase) in accrued interest receivable	164	(82)
Fair value remeasurements on interest rate swap	(12)	74
Amortization of mortgage servicing rights and change in valuation allowance	10	12
Net amortization of premiums and discounts on investment securities	262	369
Net amortization of deferred costs on subordinated debt	50	—
Net decrease in accrued interest payable	(3,115)	(1,488)
Operating lease payments	(161)	(157)
Decrease (increase) in other assets	181	(323)
(Decrease) increase in other liabilities	(1,840)	53
Net cash (used in) provided by operating activities	(987)	1,605
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	22,776	11,338
Proceeds from the sale of equity securities	—	1,210
Purchases of investments available-for-sale	(19,472)	(2,967)
Purchases of equity securities	—	(1,170)
Proceeds from redemption of investment in restricted stock	1,803	—
Purchases of restricted stock	(1,858)	—
Net decrease (increase) in loans	4,309	(29,104)
Net purchases of premises and equipment	(176)	(281)
Redemption of Bank Owned Life Insurance investment	—	341
Net cash provided by (used in) investing activities	7,382	(20,633)
Financing Activities
Net increase in non-interest bearing deposits	20,167	3,162
Net increase in interest-bearing deposits	15,847	44,313
Net decrease in short-term borrowings	(10,545)	(39,006)
Cash dividends paid, net of reinvestment	(1,238)	(1,198)
Proceeds from issuance of common stock	218	63
Net cash provided by financing activities	24,449	7,334
Increase (decrease) in cash and cash equivalents	30,844	(11,694)
Cash and cash equivalents at beginning of year	50,713	62,657
Cash and cash equivalents at end of period	$81,557	$50,963
Supplemental Cash Flow Disclosures
Interest paid	$13,776	$10,889
Net income taxes paid	700	571
Non-cash transactions:
Unsettled trades for matured securities	—	1,500

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2024 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements and has not identified any subsequent event.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On March 6, 2024, the Securities and Exchange Commission (SEC) adopted final rules requiring registrants to disclose climate-related information in registration statements and annual reports. These enhanced and standardized disclosures include material climate-related risks, board oversight and risk management activities descriptions, material impacts of these risks on a registrant’s strategy, business model and outlook, and any material climate-related targets or goals. The SEC’s climate-related disclosure rules are the subject of litigation by certain states and private parties, which has been consolidated in the federal Eighth Circuit Court of Appeals. The SEC previously stayed effectiveness of the rules pending completion of that litigation. On March 27, 2025, the SEC announced that it had voted to withdraw its defense of its climate-related disclosure rules. On April 4, 2025, the intervenor states filed a motion to hold the litigation in abeyance until the SEC determines whether it will amend or rescind the climate-related disclosure rules through the rulemaking process. The SEC has not at this time indicated whether it is considering amending or rescinding the proposed rules. Management intends to continue to monitor these developments and their potential impact on the Company.

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

In 2025, QNB adopted FASB issued Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU enhance annual disclosure for the rate reconciliation and income taxes paid disclosures improving the transparency of income tax disclosures and require: (1) consistent categories and greater disaggregation of information in the rate reconciliation; and (2) income taxes paid disaggregated by jurisdiction. The adoption of this ASU is for annual periods and does not have a material impact on it's financial statements.

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

Stock-based compensation expense related to the 2015 Plan was $30,000 and $19,000 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was approximately $621,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 59 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 2015 Plan authorized the issuance of 300,000 shares. The time period during which any option is exercisable under the 2015 Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. As of March 31, 2025 there were 321,525 options granted (including canceled awards returned to the Plan and reissued), 113,600 options forfeited, 26,050 options exercised, and 181,875 options outstanding under this Plan. The 2015 Plan expired on February 24, 2025.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Three Months Ended March 31,	2025	2024
Risk free interest rate	4.44%	3.98%
Dividend yield	4.36%	5.97%
Volatility	24.96%	20.96%
Expected life (years)	6.50	8.19

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months ended March 31, 2025 and 2024 was $6.64 and $3.08, respectively.

Stock option activity during the three months ended March 31, 2025 and 2024 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	137,275	$30.51		$723
Granted	68,975	33.50		121
Exercised	(5,225)	29.81		28
Forfeited	(19,150)	36.50		—
Outstanding at March 31, 2025	181,875	$31.04	7.39	$816
Exercisable at March 31, 2025	60,380	$32.79	3.58	$198

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	121,550	$34.29		$—
Granted	40,000	23.40		56
Exercised	—	—		—
Forfeited	(24,275)	37.69		—
Outstanding at March 31, 2024	137,275	$30.51	6.00	$32
Exercisable at March 31, 2024	45,315	$33.74	2.51	$—

QNB maintains a 2021 Employee Stock Purchase Plan (the "2021 ESPP") offering eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). There was no stock-based compensation expense related to the 2021 ESPP for the three months ended March 31, 2025 and 2024. The 2021 ESPP authorized the issuance of 30,000 shares. As of March 31, 2025, there were 8,767 shares remaining for issuance under the 2021 ESPP Plan. The 2021 ESPP Plan expires May 31, 2026.

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan initially required each non-employee director of QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock; this amount was increased to $19,230 for 2025 to align director compensation with our peers. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount (which is one-half of the annual compensation paid in stock) by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of March 31, 2025, 5,853 shares were issued to non-employee directors and there were 44,147 shares remaining under the Plan. Stock-based compensation expense related to the Director Compensation Plan was $43,000 for the three months ended March 31, 2025 and $20,000 for the three months ended March 31, 2024.

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share - net income	$2,578	$2,594
Denominator for basic earnings per share - weighted average shares outstanding	3,699,854	3,655,176
Effect of dilutive securities - employee stock options	13,287	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,713,141	3,655,176
Earnings per share - basic	$0.70	$0.71
Earnings per share - diluted	0.69	0.71

There were 93,575 and 137,275 stock options that were anti-dilutive for the three-month periods ended March 31, 2025 and 2024, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 to up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the three months ended March 31, 2025 and 2024. As of March 31, 2025, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Unrealized net holding losses on available-for-sale securities	$(75,699)	$(79,832)
Tax effect	16,296	17,186
Accumulated other comprehensive loss, net of tax	$(59,403)	$(62,646)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income	2025	2024	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$—	$—	Net gain (loss) on sales of investments available-for-sale
Tax effect	—	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive gain, net of tax	$—	$—	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2025 and December 31, 2024 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
March 31, 2025	value	gains	losses	gains (1)	cost
U.S. Treasury	$20,441	$1	$—	$—	$20,440
U.S. Government agency	68,431	—	(7,531)	—	75,962
State and municipal	84,430	—	(20,890)	151	105,169
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	195,291	—	(33,070)	168	228,193
Collateralized mortgage obligations (CMOs)	161,863	36	(14,392)	—	176,219
Corporate debt and money market funds	16,682	3	(175)	—	16,854
Total investment debt securities available-for-sale	$547,138	$40	$(76,058)	$319	$622,837

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2024	value	gains	losses	losses (1)	cost
U.S. Treasury	$18,010	$6	$—	$—	$18,004
U.S. Government agency	66,908	—	(9,051)	—	75,959
State and municipal	86,352	—	(20,631)	1,566	105,417
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	198,510	—	(38,902)	3,264	234,148
Collateralized mortgage obligations (CMOs)	161,646	31	(15,821)	—	177,436
Corporate debt and money market funds	15,133	10	(304)	—	15,427
Total investment debt securities available-for-sale	$546,559	$47	$(84,709)	$4,830	$626,391

(1) See Note 12

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2025 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments of the underlying loans.

March 31, 2025	Fair value	Amortized cost
Due in one year or less	$20,697	$20,694
Due after one year through five years	63,176	68,456
Due after five years through ten years	48,332	54,725
Due after ten years	57,778	74,550
	189,983	218,425
Residential mortgage-backed securities	195,292	228,193
Collateralized mortgage obligations	161,863	176,219
Total	$547,138	$622,837

Proceeds from sales of investment securities available-for-sale were approximately $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

At March 31, 2025 and December 31, 2024, investment securities available-for-sale totaling approximately $241,050,000 and $241,586,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

For the Three Months Ended March 31,
	2025	2024
Gross realized gains	$—	$—
Gross realized losses	—	—
Impairment	—	—
Total net gains (losses) on AFS securities	$—	$—

The tax applicable to the net realized losses for both of the three-month periods ended March 31, 2025 and 2024 was $0 and $0, respectively.

QNB follows the accounting guidance in FASB ASC 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive loss. No credit impairments were recognized on debt securities during the three months ended March 31, 2025 and 2024, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	securities	value	losses	value	losses	value	losses
U.S. Treasury	4	$8,975	$—	$—	$—	$8,975	$—
U.S. Government agency	35	—	—	68,431	(7,531)	68,431	(7,531)
State and municipal	187	—	—	84,039	(20,890)	84,039	(20,890)
U.S. Government agencies and sponsored enterprises (GSEs):		—	—
Mortgage-backed	152	—	—	195,051	(33,070)	195,051	(33,070)
Collateralized mortgage obligations (CMOs)	151	71,903	(559)	77,562	(13,833)	149,465	(14,392)
Corporate debt and money market funds	3	1,974	(26)	4,351	(149)	6,325	(175)
Total	532	$82,852	$(585)	$429,434	$(75,473)	$512,286	$(76,058)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	75,959	(9,051)	75,959	(9,051)
State and municipal	188	288	(2)	84,471	(20,629)	84,759	(20,631)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	153	1	—	234,073	(38,902)	234,074	(38,902)
Collateralized mortgage obligations (CMOs)	154	83,026	(262)	78,569	(15,559)	161,595	(15,821)
Corporate debt and money markets	7	10,672	(28)	4,275	(276)	14,947	(304)
Total	537	$93,987	$(292)	$477,347	$(84,417)	$571,334	$(84,709)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for impairment and considers the current economic conditions, interest rates and the bond rating of each security. The unrealized losses at March 31, 2025 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of March 31, 2025. This security has a total amortized cost of approximately $56,000 and a fair value of $51,000. The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consists of investments with readily determinable fair values in large cap stock companies. Changes in fair value is recorded in unrealized gain/(losses) in non-interest income.

At March 31, 2025 and December 31, 2024, QNB had $0 and $0, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,

	2025	2024
Net gains (losses) recognized during the period on equity securities	$—	$347
Less: Net gains recognized during the period on equity securities sold during the period	—	377
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$—	$(30)

There were no taxes applicable to the net gains (losses) recognized for the three months ended March 31, 2025 compared to an expense of $96,000 for the three months ended March 31, 2024. Proceeds from sales of investment equity securities were $0 and $1,210,000 for the three months ended March 31, 2025 and 2024, respectively.

7. RESTRICTED INVESTMENTS IN STOCK

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $3,101,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B-2 stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at March 31, 2025. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and do not have a readily determinable fair value.The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank has a $1,378,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program, the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

The Bank owns 3,251 shares of Visa Class B-2 common shares, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-2 stock will be converted to Visa Class A shares using a conversion factor (1.5342 as of March 27, 2025), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-2 shares are permitted to transact in Class B-2. Due to the lack of orderly trades and public information of such trades, Visa Class B-2 stock does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for impairment periodically. As of March 31, 2025, there was no impairment associated with these shares.

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

Major classes of loans are as follows:

	March 31,	December 31,
	2025	2024
Commercial:
Commercial and industrial	$151,648	$153,187
Construction and land development	119,632	129,464
Real estate secured by multi-family properties	134,573	137,461
Real estate secured by owner-occupied properties	162,462	163,955
Real estate secured by other commercial properties	313,424	313,390
Revolving real estate secured by 1-4 family properties-business	5,447	5,652
Real estate secured by 1st lien on 1-4 family properties-business	117,355	105,779
Real estate secured by junior lien on 1-4 family properties-business	3,129	3,238
State and political subdivisions	18,674	17,683
Retail:
1-4 family residential mortgages	113,882	114,423
Construction-individual	74	—
Revolving home equity secured by 1-4 family properties-personal	47,582	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	6,696	6,561
Real estate secured by junior lien on 1-4 family properties-personal	14,640	14,092
Student loans	1,358	1,444
Overdrafts	363	209
Other consumer	1,679	1,782
Total loans	1,212,618	1,216,551
Net unearned (fees) costs	(456)	(503)
Allowance for credit losses on loans	(9,298)	(8,744)
Loans receivable, net	$1,202,864	$1,207,304

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2025 and December 31, 2024:

	Term Loans by Origination Year
March 31, 2025	2025	2024		2023	2022	2021	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$3,557	$23,130		$9,338	$10,075	$4,292	$9,307	$87,407	$147,106
Special mention	—	—		383	—	—	—	1,831	2,214
Substandard	—	—		554		93	699	982	2,328
Doubtful	—	—		—	—	—	—	—	—
Total commercial and industrial	$3,557	$23,130		$10,275	$10,075	$4,385	$10,006	$90,220	$151,648
Construction and land development:
Risk rating
Pass	$899	$54,430		$35,143	$10,206	$1,450	$11,274	$—	$113,402
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—		6,198	—	—	32	—	6,230
Doubtful	—	—		—	—	—	—	—	—
Total construction and land development	$899	$54,430		$41,341	$10,206	$1,450	$11,306	$—	$119,632
Real estate secured by multi-family properties:
Risk rating
Pass	$6,825	$17,580		$17,259	$27,331	$22,154	$40,201	$—	$131,350
Special mention	—	—		—	—	—	—	—	—
Substandard	—	—		468	—	—	2,755	—	3,223
Doubtful	—	—		—	—	—	—	—	—
Total real estate secured by multi-family properties	$6,825	$17,580		$17,727	$27,331	$22,154	$42,956	$—	$134,573
Real estate secured by owner-occupied properties:
Risk rating
Pass	$5,074	$14,465		$13,948	$25,101	$22,730	$62,693	$—	$144,011
Special mention	—	61		—	—	—	845	—	906
Substandard	—	745		7,253	1,660	—	7,887	—	17,545
Doubtful	—	—		—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$5,074	$15,271		$21,201	$26,761	$22,730	$71,425	$—	$162,462
Real estate secured by other commercial properties:
Risk rating
Pass	$3,031	$45,374		$27,698	$68,456	$40,374	$124,849	$—	$309,782
Special mention	—	—		—	—	—	—	—	—
Substandard	—	—		658	—	—	2,984	—	3,642
Doubtful	—	—		—	—	—	—	—	—
Total real estate secured by other commercial properties	$3,031	$45,374		$28,356	$68,456	$40,374	$127,833	$—	$313,424
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—		$—	$—	$—	$—	$5,447	$5,447
Special mention	—	—		—	—	—	—	—	—
Substandard	—	—		—	—	—	—	—	—
Doubtful	—	—		—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—		$—	$—	$—	$—	$5,447	$5,447
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$2,220	$9,217		$16,531	$25,779	$30,353	$31,948	$—	$116,048
Special mention	—	—		—	—	131	—	—	131
Substandard	—	—		—	336	205	635	—	1,176

	Term Loans by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$2,220	$9,217	$16,531	$26,115	$30,689	$32,583	$—	$117,355
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$—	$212	$526	$538	$171	$1,378	$—	$2,825
Special mention	—	—	—	—	—	—	—	—
Substandard	—	286	—	18	—	—	—	304
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$—	$498	$526	$556	$171	$1,378	$—	$3,129
State and political subdivisions:
Risk rating
Pass	$50	$2,772	$1,384	$—	$3,741	$10,727	$—	$18,674
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$50	$2,772	$1,384	$—	$3,741	$10,727	$—	$18,674
Total Commercial Loans:
Risk rating
Pass	$21,656	$167,180	$121,827	$167,486	$125,265	$292,377	$92,854	$988,645
Special mention	—	61	383	—	131	845	1,831	3,251
Substandard	—	1,031	15,131	2,014	298	14,992	982	34,448
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$21,656	$168,272	$137,341	$169,500	$125,694	$308,214	$95,667	$1,026,344

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$24,130	$11,476	$10,818	$4,796	$2,513	$8,138	$86,094	$147,965
Special mention	—	392	—	—	—	—	2,557	2,949
Substandard	—	555	—	113	84	676	845	2,273
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$24,130	$12,423	$10,818	$4,909	$2,597	$8,814	$89,496	$153,187
Construction and land development:
Risk rating
Pass	$53,278	$33,332	$11,404	$13,998	$3,268	$8,056	$—	$123,336
Special mention	—	—	—	—	—	—	—	—
Substandard	—	6,094	—	—	—	34	—	6,128
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$53,278	$39,426	$11,404	$13,998	$3,268	$8,090	$—	$129,464
Real estate secured by multi-family properties:
Risk rating
Pass	$26,080	$17,395	$27,638	$22,402	$9,210	$31,488	$—	$134,213
Special mention	—	—	—	—	—	—	—	—
Substandard	—	471	—	—	—	2,777	—	3,248
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$26,080	$17,866	$27,638	$22,402	$9,210	$34,265	$—	$137,461
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,110	$14,121	$25,747	$23,080	$14,890	$53,062	$—	$145,010
Special mention	656	—	—	—	—	869	—	1,525
Substandard	745	7,027	1,665	—	2,131	5,852	—	17,420
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$15,511	$21,148	$27,412	$23,080	$17,021	$59,783	$—	$163,955
Real estate secured by other commercial properties:
Risk rating
Pass	$42,414	$30,132	$67,747	$40,771	$13,624	$115,015	$—	$309,703
Special mention	—	—	—	—	—	—	—	—
Substandard	—	663	—	—	2,298	726	—	3,687
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$42,414	$30,795	$67,747	$40,771	$15,922	$115,741	$—	$313,390
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$9,890	$16,641	$26,410	$18,786	$8,349	$24,375	$—	$104,451
Special mention	—	—	—	132	—	—	—	132
Substandard	—	—	339	205	145	507	—	1,196

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$9,890	$16,641	$26,749	$19,123	$8,494	$24,882	$—	$105,779
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$213	$533	$574	$176	$538	$855	$—	$2,889
Special mention	—	—	—	—	—	—	—	—
Substandard	330	—	19	—	—	—	—	349
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$543	$533	$593	$176	$538	$855	$—	$3,238
State and political subdivisions:
Risk rating
Pass	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Total Commercial Loans:
Risk rating
Pass	$172,029	$124,771	$170,338	$127,758	$52,400	$251,860	$91,746	$990,902
Special mention	656	392	—	132	—	869	2,557	4,606
Substandard	1,075	14,810	2,023	318	4,658	10,572	845	34,301
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$173,760	$139,973	$172,361	$128,208	$57,058	$263,301	$95,148	$1,029,809

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$23	$23

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2025 and December 31, 2024:

	Term Loans by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$1,825	$11,533	$12,201	$13,531	$28,267	$45,772	$—	$113,129
Nonperforming	—	—	—	—	—	753	—	753
Total 1-4 family residential mortgages	$1,825	$11,533	$12,201	$13,531	$28,267	$46,525	$—	$113,882
Construction-individual:
Payment performance
Performing	$74	$—	$—	$—	$—	$—	$—	$74
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$74	$—	$—	$—	$—	$—	$—	$74
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$47,275	$47,275
Nonperforming	—	—	—	—	—	—	307	307
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$47,582	$47,582
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$674	$596	$507	$1,033	$975	$2,794	$—	$6,579
Nonperforming	—	—	90	—	—	27	—	117
Total real estate secured by 1st lien on 1-4 family properties-personal	$674	$596	$597	$1,033	$975	$2,821	$—	$6,696
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$1,431	$5,170	$2,718	$825	$909	$3,571	$—	$14,624
Nonperforming	—	—	16	—	—	—	—	16
Total real estate secured by junior lien on 1-4 family properties-personal	$1,431	$5,170	$2,734	$825	$909	$3,571	$—	$14,640
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,347	$—	$1,347
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,358	$—	$1,358
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$363	$363
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$363	$363
Other consumer:
Payment performance
Performing	$96	$723	$434	$97	$85	$31	$187	$1,653
Nonperforming	—	—	—	—	—	26	—	26
Total other consumer	$96	$723	$434	$97	$85	$57	$187	$1,679
Total Retail Loans:
Payment performance
Performing	$4,100	$18,022	$15,860	$15,486	$30,236	$53,515	$47,825	$185,044
Nonperforming	—	—	106	—	—	817	307	1,230
Total Retail Loans	$4,100	$18,022	$15,966	$15,486	$30,236	$54,332	$48,132	$186,274

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$—	$—	$—
Overdrafts	—	—	—	—	—	—	13	13
Other consumer	—	—	7	—	—	—	4	11

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,129	$12,404	$13,901	$28,707	$18,871	$27,643	$—	$113,655
Nonperforming	—	—	—	—	—	768	—	768
Total 1-4 family residential mortgages	$12,129	$12,404	$13,901	$28,707	$18,871	$28,411	$—	$114,423
Construction-individual:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$—	$—	$—	$—	$—	$—
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$47,918	$47,918
Nonperforming	—	—	—	—	—	—	313	313
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$48,231	$48,231
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$599	$721	$968	$1,027	$813	$2,315	$—	$6,443
Nonperforming	—	—	90	—	—	28	—	118
Total real estate secured by 1st lien on 1-4 family properties-personal	$599	$721	$1,058	$1,027	$813	$2,343	$—	$6,561
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$5,241	$3,317	$833	$958	$922	$2,804	$—	$14,075
Nonperforming	—	—	17	—	—	—	—	17
Total real estate secured by junior lien on 1-4 family properties-personal	$5,241	$3,317	$850	$958	$922	$2,804	$—	$14,092
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,433	$—	$1,433
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,444	$—	$1,444
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$209	$209
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$209	$209
Other consumer:
Payment performance
Performing	$785	$487	$127	$104	$16	$32	$202	$1,753
Nonperforming	—	—	—	—	—	29	—	29
Total other consumer	$785	$487	$127	$104	$16	$61	$202	$1,782
Total Retail Loans:
Payment performance
Performing	$18,754	$16,929	$15,829	$30,796	$20,622	$34,227	$48,329	$185,486
Nonperforming	—	—	107	—	—	836	313	1,256
Total Retail Loans	$18,754	$16,929	$15,936	$30,796	$20,622	$35,063	$48,642	$186,742

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$52	$—	$52
Overdrafts	—	—	—	—	—	—	101	101
Other consumer	—	4	8	4	—	—	7	23

Revolving home equity lines of credit secured by 1-4 family properties termed out during 2025 and 2024 were $1,095,000 and $3,394,000 all of which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2025 and December 31, 2024:

March 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$15	$—	$—	$15	$151,633	$151,648
Construction and land development	6,198	—	—	6,198	113,434	119,632
Real estate secured by multi-family properties	—	—	—	—	134,573	134,573
Real estate secured by owner-occupied properties	149	—	—	149	162,313	162,462
Real estate secured by other commercial properties	—	—	—	—	313,424	313,424
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,447	5,447
Real estate secured by 1st lien on 1-4 family properties-business	393	—	205	598	116,757	117,355
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,129	3,129
State and political subdivisions	—	—	—	—	18,674	18,674
Retail:
1-4 family residential mortgages	491	153	409	1,053	112,829	113,882
Construction-individual	—	—	—	—	74	74
Revolving home equity secured by 1-4 family properties-personal	15	—	119	134	47,448	47,582
Real estate secured by 1st lien on 1-4 family properties-personal	125	—	90	215	6,481	6,696
Real estate secured by junior lien on 1-4 family properties-personal	—	—	16	16	14,624	14,640
Student loans	—	—	—	—	1,358	1,358
Overdrafts	24	—	—	24	339	363
Other consumer	—	5	—	5	1,674	1,679
Total	$7,410	$158	$839	$8,407	$1,204,211	$1,212,618

December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$153,187	$153,187
Construction and land development	—	—	—	—	129,464	129,464
Real estate secured by multi-family properties	—	—	—	—	137,461	137,461
Real estate secured by owner-occupied properties	150	169	—	319	163,636	163,955
Real estate secured by other commercial properties	—	—	—	—	313,390	313,390
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,652	5,652
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	105,779	105,779
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,238	3,238
State and political subdivisions	—	—	—	—	17,683	17,683
Retail:
1-4 family residential mortgages	114	440	571	1,125	113,298	114,423
Construction-individual	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	235	42	119	396	47,835	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	126	—	91	217	6,344	6,561
Real estate secured by junior lien on 1-4 family properties-personal	95	—	17	112	13,980	14,092
Student loans	—	—	—	—	1,444	1,444
Overdrafts	13	—	—	13	196	209
Other consumer	5	—	—	5	1,777	1,782
Total	$738	$651	$798	$2,187	$1,214,364	$1,216,551

As previously discussed, the Company maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential problem loans. A loan is considered collateral dependent when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as collateral dependent. When placing a loan on non-accrual status, management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. All non-accrual loans, except student loans, are individually evaluated for an allowance for credit losses ("ACL"). This ACL is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less costs to sell if the loan is collateral dependent.

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following tables discloses the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2025 and December 31, 2024:

March 31, 2025	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$581	$581
Construction and land development	—	—	6,198	6,198
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	151	—	151
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	205	—	205
Real estate secured by junior lien on 1-4 family properties-business	—	—	286	286
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	753	—	753
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	307	—	307
Real estate secured by 1st lien on 1-4 family properties-personal	—	117	—	117
Real estate secured by junior lien on 1-4 family properties-personal	—	16	—	16
Student loans	—	11	—	11
Other consumer	—	26	—	26
Total	$—	$1,586	$7,065	$8,651

December 31, 2024	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$27	$27
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	157	—	157
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	205	—	205
Real estate secured by junior lien on 1-4 family properties-business	—	—	330	330
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	768	—	768
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	313	—	313
Real estate secured by 1st lien on 1-4 family properties-personal	—	118	—	118
Real estate secured by junior lien on 1-4 family properties-personal	—	17	—	17
Student loans	—	11	—	11
Other consumer	—	29	—	29
Total	$—	$1,618	$357	$1,975

QNB recognized interest income of $0 and $24,000 on non-accrual loans during the three months ended March 31, 2025 and 2024, respectively.

The following tables present the collateral-dependent loans by loan category at March 31, 2025 and December 31, 2024:

March 31, 2025	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$475	$—	$106	$581
Construction and land development	5,308	—	890	6,198
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	151	—	—	151
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	205	—	—	205
Real estate secured by junior lien on 1-4 family properties-business	200	—	86	286
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	753	—	—	753
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	307	—	—	307
Real estate secured by 1st lien on 1-4 family properties-personal	117	—	—	117
Real estate secured by junior lien on 1-4 family properties-personal	16	—	—	16
Other consumer	—	26	—	26
Total	$7,532	$26	$1,082	$8,640

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2024	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	175	—	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	805	—	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	185	—	110	295
Real estate secured by 1st lien on 1-4 family properties-personal	116	—	—	116
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19
Other consumer	—	37	—	37
Total	$1,300	$315	$308	$1,923

Activity in the allowance for credit losses on loans for the three months ended March 31, 2025 and 2024 are as follows:

For the Three Months Ended March 31, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$829	$(29)	$—	$10	$810
Construction and land development	1,336	(237)	—	—	1,099
Real estate secured by multi-family properties	2,012	(35)	—	—	1,977
Real estate secured by owner-occupied properties	853	(8)	—	—	845
Real estate secured by other commercial properties	1,142	886	—	—	2,028
Revolving real estate secured by 1-4 family properties-business	24	(2)	—	—	22
Real estate secured by 1st lien on 1-4 family properties-business	1,238	230	—	3	1,471
Real estate secured by junior lien on 1-4 family properties-business	339	(330)	—	—	9
State and political subdivisions	34	2	—	—	36
Retail:
1-4 family residential mortgages	323	(3)	—	—	320
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	143	(3)	—	—	140
Real estate secured by 1st lien on 1-4 family properties-personal	31	1	—	—	32
Real estate secured by junior lien on 1-4 family properties-personal	77	2	—	—	79
Student loans	310	(40)	—	8	278
Overdrafts	18	19	(13)	6	30
Other consumer	35	98	(11)	—	122
Total	$8,744	$551	$(24)	$27	$9,298

For the Three Months Ended March 31, 2024	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$823	$119	$—	$12	$954
Construction and land development	1,252	22	—	—	1,274
Real estate secured by multi-family properties	1,735	18	—	—	1,753
Real estate secured by owner-occupied properties	1,001	(12)	—	—	989
Real estate secured by other commercial properties	1,167	36	—	—	1,203
Revolving real estate secured by 1-4 family properties-business	27	4	—	—	31
Real estate secured by 1st lien on 1-4 family properties-business	1,507	(210)	—	2	1,299
Real estate secured by junior lien on 1-4 family properties-business	14	(2)	—	—	12
State and political subdivisions	55	(8)	—	—	47
Retail:
1-4 family residential mortgages	427	(34)	—	—	393
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	138	27	—	—	165
Real estate secured by 1st lien on 1-4 family properties-personal	182	(35)	—	—	147
Real estate secured by junior lien on 1-4 family properties-personal	105	(32)	—	—	73
Student loans	369	(17)	(6)	4	350
Overdrafts	16	23	(33)	8	14
Other consumer	34	8	(8)	—	34
Total	$8,852	$(93)	$(47)	$26	$8,738

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

The following table shows the amortized cost basis at March 31, 2025 and December 31, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan class, type of concession granted and the financial effect of the modification:

	Payment Modification to Interest Only for Six Months
	March 31, 2025			December 31, 2024
	Amortized Cost Basis	% of Total Loan Class	Fiancial Effect	Amortized Cost Basis	% of Total Loan Class	Fiancial Effect
Commercial:
Real estate secured by owner-occupied properties	$—			$1,000	0.61%	Temporary reduction of principal payments with no extension of term
Total	$—			$1,000

There were no payment defaults during the three months ended March 31, 2025 and 2024 on FDMs.

The Company has four mortgage loans secured by residential real estate totaling $545,000 for which foreclosure proceedings are in process at March 31, 2025.

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

The following tables sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$20,441	$—	$20,441
U.S. Government agency securities	—	68,431	—	68,431
State and municipal securities (1)	—	84,430	—	84,430
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	195,291	—	195,291
Collateralized mortgage obligations (CMOs)	—	161,863	—	161,863
Corporate debt securities and money market funds	—	16,632	50	16,682
Total securities available-for-sale	—	547,088	50	547,138
Total recurring fair value measurements	$—	$547,088	$50	$547,138

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$5,983	$5,983
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$5,984	$5,984

December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$18,010	$—	$18,010
U.S. Government agency securities	—	66,908	—	66,908
State and municipal securities (1)	—	86,352	—	86,352
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	198,510	—	198,510
Collateralized mortgage obligations (CMOs)	—	161,646	—	161,646
Corporate debt securities and money market funds	—	15,082	51	15,133
Total securities available-for-sale	—	546,508	51	546,559
Total recurring fair value measurements	$—	$546,508	$51	$546,559

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$—	$—
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$1	$1

(1) Includes derivatives designated as fair value hedges.

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three months ended March 31, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month periods ended March 31, 2025.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2025	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$5,983	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-15% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		1 to 29 years
				Prepayment speeds		88% to 177%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2024	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$-	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-100%
				Liquidation expenses	(3)	0%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		0.4 to 29.2 yrs
				Prepayment speeds		90% to 350%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2025 and 2024:

	Fair value measurements using significant unobservable inputs (Level 3)
	2025	2024
Balance, January 1,	$52	$52
Payments received	(2)	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	—
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$50	$52

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at March 31, 2025 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2025;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 8.40% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2025 and December 31, 2024:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2025	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$81,557	$81,557	$81,557	$—	$—
Investment securities:
Available-for-sale (1)	547,138	547,138	—	547,088	50
Restricted investment in bank stocks	5,491	5,491	—	5,491	—
Loans held for sale	248	248	—	248	—
Net loans	1,202,864	1,208,234	—	—	1,208,234
Mortgage servicing rights	370	535	—	—	535
Accrued interest receivable	4,801	4,801	—	4,801	—

Financial liabilities
Deposits with no stated maturities	$1,286,677	$1,286,677	$1,286,677	$—	$—
Deposits with stated maturities	377,878	376,435	—	376,435	—
Short-term borrowings	43,299	43,299	43,299	—	—
Long-term debt	30,000	30,012	—	30,012	—
Subordinated debt	39,118	40,650	—	40,650	—
Accrued interest payable	4,465	4,465	—	4,465	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	67	—	67	—

			Fair value measurements
December 31, 2024	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,713	$50,713	$50,713	$—	$—
Investment securities:
Available-for-sale (1)	546,559	546,559	—	546,508	51
Restricted investment in bank stocks	5,436	5,436	—	5,436	—
Loans held for sale	664	664	—	664	—
Net loans	1,207,304	1,212,780	—	—	1,212,780
Mortgage servicing rights	378	556	—	—	556
Accrued interest receivable	4,965	4,965	—	4,965	—

Financial liabilities
Deposits with no stated maturities	$1,247,083	$1,247,083	$1,247,083	$—	$—
Deposits with stated maturities	381,458	379,960	—	379,960	—
Short-term borrowings	53,844	53,844	53,844	—	—
Long-term debt	30,000	30,033	—	30,033	—
Subordinated debt	39,068	40,600	—	40,600	—
Accrued interest payable	7,580	7,580	—	7,580	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	59	—	59	—

(1) Includes derivatives designated as fair value hedges.

10. COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $85,000 at March 31, 2025 and $87,000 at December 31, 2024, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Company's financial instrument commitments is as follows:

	March 31,	December 31,
	2025	2024
Commitments to extend credit and unused lines of credit	$401,598	$329,509
Standby letters of credit	17,946	19,018
Total financial instrument commitments	$419,544	$348,527

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $13,390,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2025 and December 31, 2024 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. There were no lease renewals during the three months ended March 31, 2025.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2025, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$217,009	15.74%	$110,304	8.00%	$137,880	10.00%
Bank	193,654	14.05	110,237	8.00	137,796	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$167,626	12.16	82,728	6.00	82,728	6.00
Bank	184,271	13.37	82,678	6.00	110,237	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	167,626	12.16	62,046	4.50	N/A	N/A
Bank	184,271	13.37	62,008	4.50	89,568	6.50

Tier 1 capital (to average assets):
The Company	167,626	8.67	77,318	4.00	N/A	N/A
Bank	184,271	9.64	76,437	4.00	95,546	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$214,826	15.56%	110,480	8.00%	138,100	10.00%
Bank	192,057	13.92	110,396	8.00	137,995	10.00

Tier 1 capital (to risk-weighted assets):
The Company	165,995	12.02	82,860	6.00	82,860	6.00
Bank	183,226	13.28	82,797	6.00	110,396	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	165,995	12.02	62,145	4.50	N/A	N/A
Bank	183,226	13.28	62,098	4.50	89,696	6.50

Tier 1 capital (to average assets):
The Company	165,995	8.70	76,357	4.00	N/A	N/A
Bank	183,226	9.71	75,483	4.00	94,353	5.00

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

The following tables present the notional amounts of derivatives designated as fair value hedging instruments at March 31, 2025, and December 31, 2024. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	Interest Rate Swaps-Fair Value Hedges
	At March 31, 2025			At December 31, 2024
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$96,541	$151	$75,000	$96,709	$1,566
U.S. Government agencies and GSE mortgage backed securities	225,000	301,787	168	225,000	309,546	3,264
Total	$300,000	$398,328	$319	$300,000	$406,255	$4,830

The following table presents amounts included in the Consolidated Statements on Income for derivatives designated as fair value hedging instruments for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
Income Sheet Classification	2025	2024
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$831	$1,010
Recognized on hedge portfolio	(675)	(668)
Recognized on remeasurement of fair value hedge	15	(18)
U.S. Government agencies and GSE mortgage backed securities
Recognized on fair value hedge	2,468	2,996
Recognized on hedge portfolio	(2,060)	(2,037)
Recognized on remeasurement of fair value hedge	(4)	(56)
Total	$575	$1,227

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

The carrying cost of the Subordinated Notes on the balance sheet represents the outstanding balance of the notes net of unamortized origination costs of $882,000 which are amortized to interest expense through September 1, 2029.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, including the risk factors identified in Item 1A of QNB’s 2024 Form 10-K, could affect the future financial results of QNB and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2025 of $2,578,000, or $0.69 per share on a diluted basis, compared to net income of $2,594,000, or $0.71 per share on a diluted basis, for the same period in 2024. The Bank contributed $3,292,000 to net income for the three months ended March 31, 2025 compared to $2,331,000 for the same period 2024; and the holding company had a negative contribution of $714,000 to net income for the three months ended March 31, 2025 compared to a positive contribution of $263,000 for the same period 2024. The results at the Bank were primarily due to an increase in the net interest income and an increase in non-interest income, partly offset by an increase in non-interest expense and the provision for credit losses. The results at the holding company are due primarily to interest expense on the subordinated debt issued in the third quarter of 2024.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.54% and 6.24%, respectively, for the quarter ended March 31, 2025 compared with 0.59% and 6.53%, respectively, for the quarter ended March 31, 2024.

Total assets as of March 31, 2025 were $1,896,189,000, compared with $1,870,894,000 at December 31, 2024. Loans receivable at March 31, 2025 were $1,212,162,000, a $3,886,000 decrease from $1,216,048,000 at December 31, 2024. Total deposits of $1,664,555,000 at March 31, 2025 increased $36,014,000 compared with total deposits of $1,628,541,000 at December 31, 2024.

Results for the three months ended March 31, 2025 include the following significant components:

•
Net interest income increased $1,369,000, or 13.46%, to $11,537,000.
•
Net interest margin on a tax-equivalent basis increased 12 basis points for the quarter to 2.51% compared to 2.39% for the same period in 2024.
•
QNB recorded $550,000 in its provision for credit losses on loans for the quarter of 2025, compared with a reversal in provision of $86,000 for the same period in 2024.
•
Non-interest income decreased $252,000, to $1,584,000 for the first quarter of 2025 compared with the same period in 2024. Excluding realized and unrealized gains (losses) on securities, non-interest income increased $95,000, or 6.4%, to $1,584,000 for the first quarter of 2025 compared to $1,489,000 for the same period in 2024.
•
Non-interest expense increased $536,000 to $9,369,000 for the first quarter of 2025 compared to the same period in 2024.
•
Total non-performing loans, comprised of loans on non-accrual status, were $8,651,000, or 0.71% of loans receivable at March 31, 2025, compared to $1,975,000, or 0.16% of loans receivable at December 31, 2024. Net loan recoveries for the three months ended March 31, 2025 were $3,000, compared with net charge-offs of $21,000 for the same period in 2024.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Total interest income	$22,198	$19,569
Total interest expense	10,661	9,401
Net interest income	11,537	10,168
Tax-equivalent adjustment	140	141
Net interest income (fully taxable-equivalent)	$11,677	$10,309

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$20,155	4.38%	$217	$6,782	5.33%	$90
U.S. Government agencies	75,960	1.18	224	84,951	1.17	248
State and municipal	105,256	2.86	754	108,173	3.42	924
Mortgage-backed and CMOs	363,641	2.43	2,208	365,983	2.59	2,373
Corporate debt securities and money market funds	61,545	6.88	1,058	6,707	5.59	94
Equities	—	—	—	6,019	3.71	56
Total investment securities	626,557	2.85	4,461	578,615	2.62	3,785
Loans:
Commercial real estate	857,600	5.71	12,069	775,135	5.34	10,300
Residential real estate	114,271	4.33	1,238	108,922	3.92	1,066
Home equity loans	67,973	6.41	1,074	62,269	6.81	1,055
Commercial and industrial	148,680	7.41	2,717	140,293	7.50	2,615
Consumer loans	3,446	7.68	65	3,644	8.10	73
Tax-exempt loans	18,795	4.15	192	18,641	3.82	177
Total loans, net of unearned income*	1,210,765	5.81	17,355	1,108,904	5.54	15,286
Other earning assets	47,641	4.44	522	46,645	5.51	639
Total earning assets	1,884,963	4.81	22,338	1,734,164	4.57	19,710
Cash and due from banks	13,226			12,769
Allowance for credit losses on loans	(8,739)			(8,946)
Other assets	43,488			40,598
Total assets	$1,932,938			$1,778,585
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$380,293	1.01%	944	$321,904	0.80%	643
Municipals	149,579	3.95	1,456	131,887	4.81	1,577
Money market	256,265	2.88	1,818	227,872	3.56	2,015
Savings	279,657	1.30	893	298,353	1.28	949
Time < $100	178,500	3.79	1,670	157,712	3.76	1,473
Time $100 through $250	154,125	4.25	1,613	127,613	4.34	1,377
Time > $250	48,785	4.31	518	49,756	4.22	522
Total interest-bearing deposits	1,447,204	2.50	8,912	1,315,097	2.62	8,556
Short-term borrowings	47,529	3.89	456	87,441	2.88	625
Long-term debt	30,111	4.73	356	20,000	4.36	220
Subordinated debt	39,092	9.59	937	—	—	—
Total interest-bearing liabilities	1,563,936	6.08	10,661	1,422,538	2.66	9,401
Non-interest-bearing deposits	185,992	2.76		182,595
Other liabilities	15,519			13,713
Shareholders' equity	167,491			159,739
Total liabilities and shareholders' equity	$1,932,938			$1,778,585
Net interest rate spread		2.05%			1.91%
Margin/net interest income		2.51%	$11,677		2.39%	$10,309

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three months ended March 31, 2025 and 2024.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended
	March 31, 2025 compared
	to March 31, 2024
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$127	$174	$(47)
U.S. Government agencies	(24)	(27)	3
State and municipal	(170)	(25)	(145)
Mortgage-backed and CMOs	(165)	(15)	(150)
Corporate debt securities and money market funds	964	767	197
Equities	(56)	(56)	—
Total Investment securities (AFS & Equity)	676	818	(142)
Loans:
Commercial real estate	1,769	1,001	768
Residential real estate	172	53	119
Home equity loans	19	87	(68)
Commercial and industrial	102	134	(32)
Consumer loans	(8)	(4)	(4)
Tax-exempt loans	15	—	15
Total Loans	2,069	1,271	798
Other earning assets	(117)	9	(126)
Total interest income	2,628	2,098	530
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	301	110	191
Municipals	(121)	197	(318)
Money market	(197)	232	(429)
Savings	(56)	(67)	11
Time < $100	197	181	16
Time $100 through $250	236	272	(36)
Time > $250	(4)	(15)	11
Total interest-bearing deposits	356	910	(554)
Short-term borrowings	(169)	(288)	119
Long-term debt	136	108	28
Subordinated debt	937	—	937
Total interest expense	1,260	730	530
Net interest income	$1,368	$1,368	$—

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the first quarter of 2025 were $1,884,963,000, an increase of $150,799,000, or 8.7%, from the first quarter of 2024, with average loans increasing $101,861,000, or 9.2%, and average investment securities increasing $47,942,000, or 8.3%, over the same period in 2024. Proceeds from the growth in average deposits and the issuance of both long-term and subordinated debt over the past year were invested in loans, higher-yielding securities and used to pay down short-term borrowings. Average loans as a percent of average earning assets was 64.2% for the first quarter of 2025, compared with 63.9% for the first quarter of 2024. On the funding side, average deposits increased $135,504,000, or 9.0%, to $1,633,196,000 for the first quarter of 2025 primarily due to an increase in interest-bearing demand, money market products and time deposits. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements, Federal Reserve Bank ("FRB") borrowings and FHLB borrowings, decreased $39,912,000 to $47,529,000 for the first quarter of 2025 compared to $87,441,000 for the same period in 2024. During the third quarter of 2024, QNB Corp. issued $40,000,000 of subordinated debt; the carrying value net of deferred costs was $39,118,000 at March 31, 2025.

The net interest margin for the first quarter of 2025 increased 12 basis points to 2.51% from 2.39% for the same period in 2024. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. Repricing strategies on loans and deposits and the sale of lower-yielding investments have had a positive impact on the net interest margin. The net interest margin is expected to improve as loans and deposits reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $2,628,000, or 13.3%, to $22,338,000 for the first quarter of 2025; total interest expense increased $1,260,000 to $10,661,000.

The yield on earning assets on a tax-equivalent basis increased 24 basis points to 4.81% for the first quarter of 2025, from 4.57% for the first quarter of 2024. The cost of interest-bearing liabilities was 2.76% for the first quarter of 2025, compared with 2.66% for the same period in 2024.

Interest income on investment securities (available-for-sale and equity) increased $676,000 when comparing the quarters ended March 31, 2025 and 2024. The average yield on the investment portfolio was 2.85% for the first quarter of 2025 compared with 2.62% for the same period in 2024, an increase of 23 basis points.

The yield on U.S. Treasury securities was 4.38% for the first quarter of 2025 compared to 5.33% for the same period in 2024. The average balances of U.S. Government agency securities decreased $8,991,000 as the average rate slightly increased for a net reduction in interest income of $24,000.

Interest income on municipal securities, which are primarily tax-exempt, decreased $170,000 due to a 56 basis-point decrease in rate, and a $2,917,000 decrease in average balances. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $165,000 and average balances decreased $2,342,000 and the yield decreased 16 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Interest income on corporate debt and mutual funds increased $964,000 as average balances increased $54,838,000 and the average yield increased 129 basis points. Proceeds from the issuance of subordinated debt were invested in high-yielding securities.

Average balances on equities decreased $6,019,000 as the portfolio was sold during 2024; this was the cause of the $56,000 decrease in dividends comparing the first quarter of 2025 to the same period in 2024. Proceeds from sales of equities in 2024 were reinvested in higher yielding treasury securities.

Income on loans increased $2,069,000 to $17,355,000 when comparing the first quarters of 2025 and 2024, with an $101,861,000 increase in average balances contributing to an increase in interest income of $1,271,000 and a 27-basis point increase in yield contributing to a $798,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,769,000 when comparing the first quarters of 2025 and 2024, primarily due to a 37-basis point increase in rate from 5.34% in 2024 to 5.71% and increased average balances of $82,465,000, or 10.6%.

Income on commercial and industrial loans increased $102,000 when comparing the first quarters of 2025 and 2024. The average yield on these loans decreased nine basis points to 7.41% resulting in a decrease in income of $32,000; average balances increased $8,387,000, to $148,680,000 for the first quarter of 2025 resulting in a $134,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $15,000 for the first quarter of 2025 compared to the same period in 2024. Average balances increased $154,000 to $18,795,000 for the first quarter of 2025. The yield on municipal loans increased 33 basis points, to 4.15% for the first quarter of 2025, compared with the same period in 2024.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $172,000 when comparing the first quarter of 2025 to the same period in 2024. Average residential mortgage loan balances increased by $5,349,000, or 4.9%, to $114,271,000 for the first quarter of 2025 compared to the same period in 2024, which contributed a $53,000 increase in interest income. The average yield on the portfolio increased 41 basis points and contributed an increase of $119,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2025 period by $5,704,000 to $67,973,000 and the average yield decreased 40 basis points to 6.41% resulting in a $19,000 net increase in interest income. The yield on the consumer portfolio decreased 42 basis points to 7.68% for the first quarter of 2025 and there was a $198,000 decrease in average balances resulting in a net $8,000 decrease in interest income. The decrease in consumer loans was primarily due to the repayment of student loan balances.

Earning assets are funded by deposits and borrowed funds. Interest expense increased $1,260,000, when comparing the first quarter of 2025 to the same period in 2024. QNB experienced average balance increases in all deposit categories except savings accounts. Average savings balances decreased $18,696,000 to $279,657,000. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average non-interest-bearing demand accounts increased $3,397,000 to $185,992,000 for the first quarter of 2025. Average interest-bearing demand accounts increased $58,389,000, or 18.1%, to $380,293,000 for the first quarter of 2025 and the average rate paid on these deposits increased 21 basis points; interest expense on interest-bearing demand accounts increased $301,000 to $944,000 for the same period. Average money market accounts increased $28,393,000, or 12.5%, to $256,265,000 for the first quarter of 2025 compared with the same period in 2024. Interest expense on money market accounts decreased $197,000 to $1,818,000, and the average interest rate paid on money market accounts decreased 68 basis points to 2.88% for the first quarter of 2025. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts decreased $121,000 to $1,456,000 for the first quarter of 2025. The average interest rate paid on municipal interest-bearing demand accounts decreased 86 basis points to 3.95% for the first quarter of 2025 over the same quarter of 2024, and average balances increased $17,7692,000 to $149,579,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts decreased $56,000 when comparing the first quarter of 2025 to the same quarter of 2024. The average interest rate paid on savings accounts increased two basis point to 1.30% for the first quarter of 2025. When comparing these same periods, average savings accounts decreased $18,696,000, or 6.3%, to $279,657,000 for the first quarter of 2025 primarily due to decreases in the e-Savings product. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2025 of $206,579,000 compared to $217,409,000 in the same period of 2024. The average yield paid on these accounts was 1.71% for both the first quarter of 2025 and 2024. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $7,866,000 when comparing the first quarter of 2025 to the same period in 2024.

Interest expense on time deposits totaled $3,801,000 for the first quarter of 2025 compared to $3,372,000 in 2024. Average total time deposits increased $46,329,000 to $381,410,000 for the first quarter of 2025. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $356,547,000, or 94%, of time deposits at March 31, 2025 will mature over the next 12 months. The average rate paid on these time deposits is approximately 3.96%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers, short-term FHLB borrowing and short-term FRB borrowing. Interest expense on short-term borrowings decreased $169,000 for the first quarter of 2025 to $456,000 when compared to the same period in 2024. When comparing these same periods, average balances decreased $39,912,000 to $47,529,000. The yield on customer repos increased 22 basis points for the first quarter of 2025 to 0.61%. There were no FHLB borrowings during 2024 and $29,170,000 in average balance in the first quarter of 2025 at an average rate of 4.78%. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there were no pre-payment penalties. The FRB borrowings were paid off during the first quarter of 2024; there was an average balance of $40,110,000 for the first quarter of 2024 compared to no average balance in the first quarter of 2025.

Average long-term borrowings increased $10,111,000 and the interest rate increased 37 basis points when comparing the first quarter of 2025 to the same period in 2024.

During the third quarter of 2024, the QNB Corp. issued $40,000,000 of subordinated debt; the average carrying value net of deferred costs was $39,092,000 for the first quarter of 2025. The average yield of 9.59% includes the amortization of the deferred costs. The subordinated debt will initially bear interest at 8.875% per annum from and including the original issue date of the subordinated notes to but excluding September 1, 2029, payable semi-annually in arrears. From September 1, 2029, through maturity or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR plus a spread, payable quarterly in arrears. On or after the fifth anniversary of the original issue date through maturity, the QNB has the option to redeem the subordinated debt, in whole or in part, on any scheduled interest payment date. QNB may also redeem the subordinated debt in whole at any time in the event of certain specified events. The subordinated debt will mature on September 1, 2034.

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

Based on this analysis, QNB recorded $551,000 in the provision for credit losses on loans for the three months ended March 31, 2025, through the allowance for credit losses on loans, compared to a reversal of $93,000 through the provision for credit losses for the same period in 2024. QNB recorded a reversal of provision of $1,000 for the allowance for credit losses for unused commitments in the three months ended March 31, 2025 compared to a provision of $7,000 for the same period in 2024.

QNB's allowance for credit losses on loans of $9,298,000 represents 0.77% of loans receivable at March 31, 2025 compared with an allowance for credit losses on loans of $8,744,000, or 0.72% of loans receivable, at December 31, 2024, and $8,738,000, or 0.78%, at March 31, 2024. Management believes the allowance for credit losses on loans at March 31, 2025 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net recoveries were $3,000 for the three months ended March 31, 2025 compared to net charge-offs of $21,000 for the three months ended March 31, 2024. Charge-offs consisted of overdrafts of $13,000 and other consumer loans of $11,000. Recoveries of approximately $27,000 during the three months ended March 31, 2025 consisted of $21,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $6,000. Annualized net recoveries as a percentage of average loans receivable were 0.00% for the three months ended March 31, 2025, compared to annualized net charge-offs of 0.01% for the three months ended March 31, 2024.

Non-performing assets were $8,651,000 at March 31, 2025 compared to $1,975,000 as of December 31, 2024 and $6,676,000 at March 31, 2024. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, were 0.71% of loans receivable at March 31, 2025, 0.16% at December 31, 2024 and 0.59% of loans receivable at March 31, 2024. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Commercial loans classified as substandard or doubtful totaled $34,448,000, an increase of $147,000 from the $34,301,000 reported at December 31, 2024 and an increase of $22,596,000 from the $11,852,000 reported at March 31, 2024. The increase in classified loans since March 31, 2024 was due to two commercial relationships downgraded; one of these relationships was placed on nonaccrual in the first quarter of 2025.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2025, December 31, 2024, or March 31, 2024. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.69% of loans receivable at March 31, 2025 compared with .018% at December 31, 2024, and 0.37% at March 31, 2024. The March 31, 2025 past-dues included one large relationship that was placed on nonaccrual during the first quarter of 2025.

There were no modifications to borrowers experiencing financial difficulty identified during the first quarter of 2025. QNB had no other real estate owned or repossessed assets at March 31, 2025, December 31, 2024 or March 31, 2024.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2025	2024	2024
Non-accrual loans	$8,651	$1,975	$2,001
Loans past due 90 days or more and still accruing interest	—	—	—
Total non-performing loans	8,651	1,975	2,001
Total non-performing assets	$8,651	$1,975	$2,001

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,210,303	$1,150,489	$1,108,836
Total loans	1,212,162	1,216,048	1,122,616

Allowance for credit losses on loans	9,298	8,744	8,738

Allowance for loan losses to:
Non-performing loans	107.48%	442.73%	436.68%
Total loans (excluding held-for-sale)	0.77%	0.72%	0.78%
Average total loans (excluding held-for-sale)	0.77%	0.76%	0.79%

Non-performing loans / total loans (excluding held-for-sale)	0.71%	0.16%	0.18%
Non-performing assets / total assets	0.46%	0.11%	0.12%

An analysis of net loan charge-offs (recoveries) for the three months ended March 31, 2025 compared to 2024 is as follows:

	For the Three Months Ended March 31,
	2025	2024
Net (recoveries) charge-offs	$(3)	$21

Net annualized (recoveries) charge-offs to:
Total loans	0.00%	0.01%
Average total loans excluding held-for-sale	0.00%	0.01%
Allowance for loan losses	(0.13)%	0.96%

At March 31, 2025 and December 31, 2024, the recorded investment in collateral dependent loans totaled $8,640,000 and $1,923,000 of which $1,575,000 and $1,607,000, respectively, required no specific allowance for loan loss. The recorded investment in collateral dependent loans requiring an allowance for loan losses was $7,065,000 and $357,000 at March 31, 2025 and December 31, 2024, respectively, and the related allowance for loan losses associated with these loans was $1,082,000 and $308,000, respectively. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of collateral dependent loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended March 31,		Change from prior year
	2025	2024	Amount	Percent
Net gain (loss) on sales and calls of available-for-sale and equity securities	$—	$377	$(377)	(100.0)%
Unrealized gain (loss) on equity securities	—	(30)	30	(100.0)
Fees for services to customers	447	420	27	6.4
ATM and debit card	656	636	20	3.1
Retail brokerage and advisory	141	93	48	51.6
Bank-owned life insurance	87	94	(7)	(7.4)
Merchant	75	99	(24)	(24.2)
Net gain on sale of loans	18	15	3	20.0
Other	160	132	28	21.2
Total	$1,584	$1,836	$(252)	(13.7)%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2025 was $1,584,000, a decrease of $252,000, compared to $1,836,000 for the first quarter of 2024. Excluding realized and unrealized gains (losses) on securities and loans, non-interest income increased $95,000, or 6.4%, for the quarter ended March 31, 2025 compared with the same period in 2024.

There was a net realized gain of $377,000 on the sale of investments for the quarter ended March 31, 2024 compared to no gains on the sales of securities in the same period in 2025. During the first quarter of 2024, unrealized losses on investment equity securities of $30,000 were recorded compared to no unrealized gains or losses the same period of 2025. QNB took the strategic opportunity to better position future earnings by selling all equity securities in the 2024 and reinvesting the proceeds in treasury securities.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans was $18,000 for first quarter of 2025 compared to $15,000 in the first quarter of 2024. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment and includes any lower-of-cost-market on the loans held-for-sale. Residential mortgage loans to be sold are identified at origination.

Fees for service to customers increased $27,000 for the quarter ended March 31, 2025, as overdraft fees increased $12,000 and other deposit-related fees increased $15,000.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased $48,000 for the first quarter of 2025 compared to the same period in 2024. Advisory fees decreased $19,000 for the first quarter of 2025 compared with the same period in 2024 and transactional fees increased $67,000.

ATM and debit card income increased $20,000 due to usage. Merchant fees decreased $24,000 for the same period due to volume. Other non-interest income increased $28,000 due to growth in letter of credit fees of $11,000, title company income of $8,000 and foreign wire interchange income of $6,000 in the first quarter of 2025.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended March 31,		Change from prior year
	2025	2024	Amount	Percent
Salaries and employee benefits	$5,032	$4,974	$58	1.2%
Net occupancy	614	578	36	6.2
Furniture and equipment	1,122	937	185	19.7
Marketing	189	266	(77)	(28.9)
Third-party services	662	624	38	6.1
Telephone, postage and supplies	124	126	(2)	(1.6)
State taxes	267	100	167	167.0
FDIC insurance premiums	274	345	(71)	(20.6)
Other	1,085	883	202	22.9
Total	$9,369	$8,833	$536	6.1%

Quarter to Quarter Comparison

Total non-interest expense was $9,369,000 for the first quarter of 2025, an increase of $536,000 compared to the first quarter of 2024.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $58,000 to $5,032,000 when comparing the two quarters. Salary expense and related payroll taxes increased $199,000, or 4.8% to $4,344,000 during the first quarter of 2025 compared to the same period in 2024 due to pay increases and filling open positions. Medical and dental premiums, net of employee contributions, decreased $155,000 when comparing the two quarters due to a reduction in medical claims.

Net occupancy and furniture and equipment expenses combined increased $221,000 when comparing the first quarters of 2025 and 2024. This is due primarily to increased software maintenance expense. Marketing expense decreased $77,000 to $189,000 for the quarter ended March 31, 2025, due to timing of advertising campaigns.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $38,000 due to consulting and audit costs. State taxes increased $167,000 due increased capital at the Bank and the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums decreased $71,000 due to a decrease in the assessment rate.

Other non-interest expense increased $202,000, or 22.9%, due to an increase in write-offs due to fraud on customer accounts of $77,000 and increases in director fees of $79,000, as fees were bought in line with peers, and debit card expense of $30,000.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2025, QNB’s net deferred tax asset was $17,409,000. The primary components of deferred taxes are deferred tax assets of which $16,296,000 relates to investment securities fair value adjustments and $2,002,000 relates to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $539,000. As of December 31, 2024, QNB’s net deferred tax asset was $18,325,000 of which $17,186,000 is related to investment securities fair value adjustment and $1,882,000 related to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $531,000. The decrease in the balance of net deferred tax assets when comparing March 31, 2025 to December 31, 2024 of $916,000 is due to the unrealized gains on available for sale securities contributing a reduction of $890,000.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets except for a $228,000 deferred tax asset related to a state net operating loss.

Applicable income tax expense was $624,000 for the three months ended March 31, 2025 compared to $663,000 for the three months ended March 31, 2024. The effective tax rate for the three-month period ended March 31, 2025 was 19.5% compared with 20.4% for the same period in 2024. The effective tax rate for the three months ended March 31, 2025 was lower due to lower percentage of taxable income and the recording of the deferred tax asset valuation allowance.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Rate competition for quality loans is anticipated to continue through 2025. It is also anticipated that the rate competition for attracting and retaining deposits may increase in the remainder of 2025, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2025 were $1,896,189,000 compared with $1,870,894,000 at December 31, 2024. Cash and cash equivalents increased $30,844,000 from $50,713,000 at December 31, 2024 to $81,557,000 at March 31, 2025.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio increased $579,000, due to purchases of $19,472,000 and improvement in the fair value mark of $4,133,000; this was partly offset by maturities and prepayments of $22,776,000.

Loans receivable decreased $3,886,000 with commercial loans decreasing $3,465,000 to $1,026,344,000 at March 31, 2025, compared with $1,029,809,000 at year-end 2024 and retail loans decreasing $468,000 over the same period.

Deposits grew $36,014,000 from December 31, 2024 to March 31, 2025. Non-interest-bearing demand deposits increased $20,167,000, with balances of $203,666,000 at March 31 2025 compared with $183,499,000 at year-end 2024. Interest-bearing demand balances, excluding municipal deposits, increased $4,524,000 to $388,121,000, with increases in business interest-bearing checking products. The $13,169,000 increase in money market accounts was primarily due to the premier money market product offered to both personal and business customers. The $10,842,000 increase in savings was primarily due to increases in the E-Savings on-line product. Total time deposits decreased $3,580,000 from December 31, 2024 to March 31, 2025. Municipal deposit balances decreased $9,108,000, to $145,141,000, during the first three months of 2025. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased 19.6%, from $53,844,000 at December 31, 2024 to $43,299,000 at March 31, 2025. FHLB borrowings decreased $10,208,000. Commercial sweep accounts decreased $337,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and is offset by business non-interest-bearing demand accounts. During the third quarter of 2024, QNB issued $40,000,000 in subordinated debt. Details can be found in Note 13.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2025 the Bank had a maximum borrowing availability with the FHLB of approximately $397,124,000, which is net of long-term borrowing outstanding of $30,000,000, a $283,000 letter of credit and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At March 31, 2025 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $31,007,000 since December 31, 2024, totaling $628,943,000 at March 31, 2025. The increase in the liquid sources of funds is primarily due to an increase in cash due to the proceeds from deposit growth. Growth in deposits provided cash flows of $36,014,000, the proceeds enabled the net paydown on short-term borrowings of $10,545,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $241,050,000 and $241,586,000 of available-for-sale debt securities at March 31, 2025 and December 31, 2024, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31 2025 was $108,223,000, or 5.71% of total assets, compared with shareholders' equity of $103,349,000, or 5.52% of total assets, at December 31, 2024. Shareholders’ equity at March 31, 2025 included a negative adjustment of $59,403,000 compared to a negative adjustment of $62,646,000 at December 31, 2024, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.57% and 8.59% at March 31, 2025 and December 31, 2024, respectively.

Average shareholders' equity and average total assets were $167,491,000 and $1,932,938,000 for the three months ended March 31, 2025, an increase of 4.9% and 8.7%, respectively, from the averages for the three months ended March 31, 2024. The ratio of average total equity to average total assets was 8.67% for the three months ended March 31, 2025 compared to 8.98% for the same period in 2024.

Retained earnings at March 31, 2025 were impacted by three months of net income totaling $2,578,000 offset by dividends declared and paid of $1,407,000 for the three-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $231,000 to capital during the three months ended March 31, 2025. The exercise of stock options contributed $156,000 to capital during the three months ended March 31, 2025.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2025, 102,000 shares have been repurchased since the initial authorization at an average price of $24.93 and a total cost of $2,543,000.

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

The following table sets forth consolidated information for QNB:

	March 31,	December 31,
Capital Analysis	2025	2024
Regulatory Capital
Shareholders' equity	$108,223	$103,349
Net unrealized securities losses, net of tax	59,403	62,646
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	—	—
Common equity tier I capital	167,626	165,995

Tier 1 capital	167,626	165,995
Allowable portion:
Suboridnated debt	40,000	40,000
Allowance for credit losses on loans and unfunded commitments	9,383	8,831
Total regulatory capital	$217,009	$214,826
Risk-weighted assets	$1,378,802	$1,381,002
Quarterly average assets for leverage capital purposes	$1,932,938	$1,908,914

	March 31,	December 31,
Capital Ratios	2025	2024
Common equity tier I capital / risk-weighted assets	12.16%	12.02%
Tier 1 capital / risk-weighted assets	12.16%	12.02%
Total regulatory capital / risk-weighted assets	15.74%	15.56%
Tier 1 capital / average assets (leverage ratio)	8.67%	8.70%

At March 31, 2025, common equity Tier 1, Tier 1 and the total capital regulatory capital ratios to risk-weighted assets increased since December 31, 2024 primarily due to capital growth; however, the leverage ratio decreased slightly due to the average asset growth. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2025.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2025 is asset sensitive.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2025 and 2024 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2025	2024
+300	3.72%	7.43%
+200	2.50%	4.96%
+100	1.48%	2.52%
-100	(1.87)%	(3.28)%
-200	(4.09)%	(7.97)%
-300	(7.42)%	(13.74)%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At March 31, 2025, QNB had two derivatives designated as fair value hedging instruments; these interest rate swaps had a notional value of $300,000,000.

QNB is not subject to foreign currency exchange or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

March 31, 2025

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended March 31, 2025. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2025 through January 31, 2025	—	$—	—	98,000
February 1, 2025 through February 28, 2025	—	—	—	98,000
March 1, 2025 through March 31, 2025	—	—	—	98,000
Total	—	$—	—	98,000

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2025, no director or officer of QNB adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

QNB Corp.

Date: May 6, 2025	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 6, 2025	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: May 6, 2025	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank