Form 10-Q
period 2025-06-30
QNB CORP.
filed 2025-08-12
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, par value $0.625	3,721,138

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED June 30, 2025

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$18,078	$11,369
Interest-bearing deposits in banks	48,393	39,344
Total cash and cash equivalents	66,471	50,713
Investments:
Available-for-sale (amortized cost $617,167 and $626,391)	544,262	546,559
Restricted investment in stocks	5,772	5,436
Loans held-for-sale	1,166	664
Loans receivable	1,218,539	1,216,048
Allowance for credit losses on loans	(9,169)	(8,744)
Loans receivable, net	1,209,370	1,207,304
Bank-owned life insurance	12,106	11,937
Premises and equipment, net	16,818	17,255
Accrued interest receivable	5,002	4,965
Net deferred tax assets	16,803	18,325
Other assets	7,058	7,736
Total assets	$1,884,828	$1,870,894

Liabilities
Deposits
Demand, non-interest bearing	$201,460	$183,499
Interest-bearing demand	519,916	537,846
Money market	259,143	250,293
Savings	281,629	275,445
Time less than $100	179,917	178,163
Time $100 through $250	155,566	156,614
Time greater than $250	54,036	46,681
Total deposits	1,651,667	1,628,541
Short-term borrowings	67,464	53,844
Long-term debt	—	30,000
Subordinated debt	39,168	39,068
Accrued interest payable	6,251	7,580
Other liabilities	7,009	8,512
Total liabilities	1,771,559	1,767,545

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,927,259 shares and 3,905,302
shares issued; 3,718,573 and 3,696,616 shares outstanding	2,455	2,441
Surplus	28,459	27,633
Retained earnings	143,601	139,958
Accumulated other comprehensive loss, net of tax	(57,209)	(62,646)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	113,269	103,349
Total liabilities and shareholders' equity	$1,884,828	$1,870,894

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data - unaudited)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$18,067	$15,990	$35,382	$31,240
Interest and dividends on available-for-sale & equity securities:
Taxable	3,970	3,414	7,983	6,739
Tax-exempt	355	359	708	716
Interest on interest-bearing balances and other interest income	718	582	1,235	1,219
Total interest income	23,110	20,345	45,308	39,914
Interest expense
Interest on deposits
Interest-bearing demand	2,315	2,289	4,715	4,509
Money market	1,862	2,049	3,680	4,064
Savings	901	924	1,794	1,873
Time less than $100	1,617	1,708	3,287	3,181
Time of $100 through $250	1,542	1,636	3,155	3,013
Time greater than $250	527	614	1,045	1,136
Interest on short-term borrowings	689	199	1,145	824
Interest on long-term debt	67	334	423	554
Interest on subordinated debt	938	—	1,875	—
Total interest expense	10,458	9,753	21,119	19,154
Net interest income	12,652	10,592	24,189	20,760
(Reversal) provision for credit losses	(146)	114	404	28
Net interest income after (reversal) provision for credit losses	12,798	10,478	23,785	20,732
Non-interest income
Net loss on sales and calls of available-for-sale and equity securities	—	(1,096)	—	(719)
Unrealized gain on equity securities	—	1,016	—	986
Fees for services to customers	485	427	932	847
ATM and debit card	724	705	1,380	1,341
Retail brokerage and advisory	140	126	281	219
Bank-owned life insurance	81	78	168	172
Merchant	82	83	157	182
Net gain (loss) on sale of loans	4	(2)	22	13
Other	136	128	296	260
Total non-interest income	1,652	1,465	3,236	3,301
Non-interest expense
Salaries and employee benefits	5,251	5,038	10,283	10,012
Net occupancy	546	535	1,160	1,113
Furniture and equipment	1,135	946	2,257	1,883
Marketing	250	228	439	494
Third party services	788	661	1,450	1,285
Telephone, postage and supplies	120	123	244	249
State taxes	236	216	503	316
FDIC insurance premiums	269	342	543	687
Other	967	845	2,052	1,728
Total non-interest expense	9,562	8,934	18,931	17,767
Income before income taxes	4,888	3,009	8,090	6,266
Provision for income taxes	1,005	544	1,629	1,207
Net income	$3,883	$2,465	$6,461	$5,059
Earnings per share - basic	$1.05	$0.67	$1.74	$1.38
Earnings per share - diluted	$1.04	$0.67	$1.74	$1.38
Cash dividends per share	$0.38	$0.37	$0.76	$0.74
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
	2025			2024
For the Three Months Ended June 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$4,888	$1,005	$3,883	$3,009	$544	$2,465
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	2,794	600	2,194	1,098	231	867
Reclassification adjustment for gains included in net income	—	—	—	1,096	230	866
Other comprehensive income	2,794	600	2,194	2,194	461	1,733
Total comprehensive income	$7,682	$1,605	$6,077	$5,203	$1,005	$4,198

	(in thousands - unaudited)
For the Six Months Ended June 30,	2025			2024
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$8,090	$1,629	$6,461	$6,266	$1,207	$5,059
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	6,927	1,490	5,437	2,827	594	2,233
Reclassification adjustment for gains included in net income	—	—	—	1,096	230	866
Other comprehensive income	6,927	1,490	5,437	3,923	824	3,099
Total comprehensive income	$15,017	$3,119	$11,898	$10,189	$2,031	$8,158

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2025 and 2024
					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, April 1, 2025	3,709,497	$2,449	$28,085	$141,129	$(59,403)	$(4,037)	$108,223
Net income		—	—	3,883	—	—	3,883
Other comprehensive income, net of tax		—	—	—	2,194	—	2,194
Cash dividends declared ($0.38 per share)		—	—	(1,411)	—	—	(1,411)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,026	4	198	—	—	—	202
Stock issued for employee stock purchase plan	2,950	2	83	—	—	—	85
Stock issued for options exercised	100	—	2	—	—	—	2
Stock issued for Non-Employee Director Compensation	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	91	—	—	—	91
Balance, June 30, 2025	3,718,573	$2,455	$28,459	$143,601	$(57,209)	$(4,037)	$113,269

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, April 1, 2024	3,664,074	$2,420	$26,687	$135,187	$(66,571)	$(4,037)	$93,686
Net income		—	—	2,465	—	—	2,465
Other comprehensive income, net of tax		—	—	—	1,733	—	1,733
Cash dividends declared ($0.37 per share)		—	—	(1,357)	—	—	(1,357)
Stock issued in connection with dividend reinvestment and stock purchase plan	10,113	7	227	—	—	—	234
Stock issued for employee stock purchase plan	3,780	2	72	—	—	—	74
Stock-based compensation expense	—	—	50	—	—	—	50
Balance, June 30, 2024	3,677,967	$2,429	$27,036	$136,295	$(64,838)	$(4,037)	$96,885

For the Six Months Ended June 30, 2025 and 2024

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2025	3,696,616	$2,441	$27,633	$139,958	$(62,646)	$(4,037)	$103,349
Net income		—	—	6,461	—	—	6,461
Other comprehensive income, net of tax		—	—	—	5,437	—	5,437
Cash dividends declared ($0.76 per share)		—	—	(2,818)	—	—	(2,818)
Stock issued in connection with dividend reinvestment and stock purchase plan	12,629	8	425	—	—	—	433
Stock issued for employee stock purchase plan	2,950	2	83	—	—	—	85
Stock issued for options exercised	5,325	3	155	—			158
Stock issued for Non-Employee Director Compensation	1,053	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	164	—	—	—	164
Balance, June 30, 2025	3,718,573	$2,455	$28,459	$143,601	$(57,209)	$(4,037)	$113,269

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2024	3,653,254	$2,414	$26,439	$133,945	$(67,937)	$(4,037)	$90,824
Net income		—	—	5,059	—	—	5,059
Other comprehensive income, net of tax		—	—	—	3,099	—	3,099
Cash dividends declared ($0.74 per share)		—	—	(2,709)	—	—	(2,709)
Stock issued in connection with dividend reinvestment and stock purchase plan	19,403	12	439	—	—	—	451
Stock issued for employee stock purchase plan	3,780	2	72	—	—	—	74
Stock issued for Non-Employee Director Compensation	1,530	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	87	—	—	—	87
Balance, June 30, 2024	3,677,967	$2,429	$27,036	$136,295	$(64,838)	$(4,037)	$96,885

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Six Months Ended June 30,	2025	2024
Operating Activities
Net income	$6,461	$5,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	890	801
Provision for credit losses	404	28
Net loss on calls and sales of debt and equity securities	—	719
Net unrealized gain on equity securities	—	(986)
Net gain on sale of loans	(22)	(13)
Proceeds from sales of residential mortgages held-for-sale	668	801
Origination of residential mortgages held-for-sale	(2,005)	(1,025)
Increase in cash surrender value of bank-owned life insurance	(168)	(172)
Stock-based compensation expense	164	87
Deferred income tax expense (benefit)	32	73
Net increase (decrease) in income taxes payable	199	(8)
Net increase in accrued interest receivable	(37)	(310)
Fair value remeasurements on interest rate swap	(70)	22
Amortization of mortgage servicing rights and change in valuation allowance	21	23
Net amortization of premiums and discounts on investment securities	520	729
Net amortization of deferred costs on subordinated debt	100	—
Net decrease in accrued interest payable	(1,329)	(806)
Operating lease payments	(323)	(315)
Decrease in other assets	456	296
(Decrease) increase in other liabilities	(1,217)	649
Net cash provided by operating activities	4,744	5,652
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	49,226	25,635
Proceeds from the sale of investments available-for-sale	—	13,139
Proceeds from the sale of equity securities	—	1,210
Purchases of investments available-for-sale	(40,452)	(7,434)
Purchases of equity securities	—	(1,170)
Proceeds from redemption of investment in restricted stock	3,270	16
Purchases of restricted stock	(3,606)	(400)
Net increase in loans	(1,615)	(68,810)
Net purchases of premises and equipment	(413)	(841)
Redemption of Bank Owned Life Insurance investment	—	341
Net cash provided by (used in) investing activities	6,410	(38,314)
Financing Activities
Net increase in non-interest-bearing deposits	17,961	5,235
Net increase in interest-bearing deposits	5,165	78,891
Net increase (decrease) in short-term borrowings	13,620	(45,028)
Proceeds from long-term debt	—	10,000
Repayments of long-term debt	(30,000)	—
Cash dividends paid, net of reinvestment	(2,489)	(2,396)
Proceeds from issuance of common stock	347	212
Net cash provided by financing activities	4,604	46,914
Increase in cash and cash equivalents	15,758	14,252
Cash and cash equivalents at beginning of year	50,713	62,657
Cash and cash equivalents at end of period	$66,471	$76,909
Supplemental Cash Flow Disclosures
Interest paid	$22,448	$19,960
Net income taxes paid	1,400	1,141
Non-cash transactions:
Unsettled trades for matured securities	—	500
Right-of-use assets obtained in exchange for new operating lease liabilities	—	457

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2024 Annual Report incorporated in the Form 10-K. Operating results for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements and has not identified any subsequent event.

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

In 2025, QNB adopted FASB issued Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU enhance annual disclosure for the rate reconciliation and income taxes paid disclosures improving the transparency of income tax disclosures and require: (1) consistent categories and greater disaggregation of information in the rate reconciliation; and (2) income taxes paid disaggregated by jurisdiction. The adoption of this ASU is for annual periods and does not have a material impact on its financial statements.

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

All Stock-based compensation plans are administered by a Board committee (the “Committee”).

2015 Stock Incentive Plan (the "2015 Plan"), under which both qualified and non-qualified stock options were granted periodically to certain employees, was authorized to issue 300,000 shares. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The 2015 Plan expired February 24, 2025.

The 2025 Stock Incentive Plan (the "2025 Plan"), authorizing the issuance of 500,000 shares, was approved at the Company's 2025 Meeting of Shareholders. Under the 2025 Plan, qualified stock options may be granted to certain employees and non-qualified stock options, restricted stock and awards may be granted to certain employees and non-employee directors. There were no grants under the 2025 Plan. Compensation cost will be measured using the fair value of an award on the grant date and recognized over the service period, which is usually the vesting period. The 2025 Plan will expire on May 19, 2035.

Stock-based compensation expense related to the 2015 Plan was $35,000 and $19,000 for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense related to the 2015 Plan was $65,000 and $38,000 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, there was approximately $575,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 56 months.

Options were granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The time period during which any option is exercisable under the 2015 Plan was determined by the Committee but shall not commence before the expiration of six months after the date of grant. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. As of June 30, 2025 there were 321,525 options granted (including canceled awards returned to the Plan and reissued), 115,500 options forfeited, 26,150 options exercised, and 179,875 options outstanding under this Plan.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Six Months Ended June 30,	2025	2024
Risk free interest rate	4.44%	3.98%
Dividend yield	4.36%	5.97%
Volatility	24.96%	20.96%
Expected life (years)	6.50	8.19

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the six months ended June 30, 2025 and 2024 was $6.64 and $3.08, respectively.

Stock option activity during the six months ended June 30, 2025 and 2024 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	137,275	$30.51		$578
Granted	68,975	33.50		13
Exercised	(5,325)	29.69		21
Forfeited	(21,050)	36.04		—
Outstanding at June 30, 2025	179,875	$31.04	7.11	$565
Exercisable at June 30, 2025	60,280	$32.80	3.32	$141

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	121,550	$34.29		$—
Granted	40,000	23.40		—
Exercised	—	—		—
Forfeited	(24,275)	37.69		—
Outstanding at June 30, 2024	137,275	$30.51	5.74	$3,600
Exercisable at June 30, 2024	45,315	$33.74	2.26	$—

QNB maintains a 2021 Employee Stock Purchase Plan (the "2021 ESPP") offering eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). There was $13,000 and $13,000 stock-based compensation expense related to the 2021 ESPP for the six months ended June 30, 2025 and 2024, respectively. The 2021 ESPP authorized the issuance of 30,000 shares. As of June 30, 2025, there were 5,817 shares remaining for issuance under the 2021 ESPP Plan. The 2021 ESPP Plan expires May 31, 2026.

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan initially required each non-employee director of QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock; this amount was increased to $19,230 for 2025 to align director compensation with our peers. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount (which is one-half of the annual compensation paid in stock) by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of June 30, 2025, 5,853 shares were issued to non-employee directors and there were 44,147 shares remaining under the Plan. Stock-based compensation expense related to the Director Compensation Plan was $86,000 for the six months ended June 30, 2025 and $36,000 for the six months ended June 30, 2024.

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share - net income	$3,883	$2,465	$6,461	$5,059
Denominator for basic earnings per share - weighted average shares outstanding	3,710,878	3,665,695	3,705,396	3,660,435
Effect of dilutive securities - employee stock options	13,930	—	13,117	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,724,808	3,665,695	3,718,513	3,660,435
Earnings per share - basic	$1.05	$0.67	$1.74	$1.38
Earnings per share - diluted	1.04	0.67	1.74	1.38

There were 92,075 and 137,275 stock options that were anti-dilutive for the three-month periods ended June 30, 2025 and 2024, respectively. There were 92,075 and 137,275 stock options that were anti-dilutive for the six-month periods ended June 30, 2025 and 2024, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the six months ended June 30, 2025 and 2024. As of June 30, 2025, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Unrealized net holding losses on available-for-sale securities	$(72,905)	$(79,832)
Tax effect	15,696	17,186
Accumulated other comprehensive loss, net of tax	$(57,209)	$(62,646)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

For the Three Months Ended June 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income (loss)	2025	2024	Affected line item in statement of income
Unrealized net holding losses on available-for-sale securities	$—	$(1,096)	Net gain (loss) on sales of investments available-for-sale
Tax effect	—	230	Provision for income taxes
Total reclassification out of accumulated other comprehensive gain (loss), net of tax	$—	$(866)	Net of tax

For the Six Months Ended June 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2025	2024	Affected line item in statement of income
Unrealized net holding losses on available-for-sale securities	$—	$(1,096)	Net gain (loss) on sales of investments available-for-sale
Tax effect	—	230	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$—	$(866)	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2025 and December 31, 2024 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
June 30, 2025	value	gains	losses	gains (1)	cost
U.S. Treasury	$19,468	$—	$(2)	$—	$19,470
U.S. Government agency	69,407	—	(6,557)	—	75,964
State and municipal	83,927	—	(20,478)	(618)	105,023
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	190,057	—	(30,518)	(1,188)	221,763
Collateralized mortgage obligations (CMOs)	158,631	9	(13,442)	—	172,064
Corporate debt and money market funds	22,772	70	(181)	—	22,883
Total investment debt securities available-for-sale	$544,262	$79	$(71,178)	$(1,806)	$617,167

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2024	value	gains	losses	losses (1)	cost
U.S. Treasury	$18,010	$6	$—	$—	$18,004
U.S. Government agency	66,908	—	(9,051)	—	75,959
State and municipal	86,352	—	(20,631)	1,566	105,417
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	198,510	—	(38,902)	3,264	234,148
Collateralized mortgage obligations (CMOs)	161,646	31	(15,821)	—	177,436
Corporate debt and money market funds	15,133	10	(304)	—	15,427
Total investment debt securities available-for-sale	$546,559	$47	$(84,709)	$4,830	$626,391

(1) See Note 12

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2025 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments of the underlying loans.

June 30, 2025	Fair value	Amortized cost
Due in one year or less	$19,775	$19,752
Due after one year through five years	65,665	70,460
Due after five years through ten years	46,511	52,706
Due after ten years	63,623	80,422
	195,574	223,340
Residential mortgage-backed securities	190,057	221,763
Collateralized mortgage obligations	158,631	172,064
Total	$544,262	$617,167

Proceeds from sales of investment securities available-for-sale were approximately $0 and $13,139,000 for the six months ended June 30, 2025 and 2024, respectively.

At June 30, 2025 and December 31, 2024, investment securities available-for-sale totaling approximately $236,699,000 and $241,586,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(1,096)	—	(1,096)
Impairment	—	—	—	—
Total net gains (losses) on AFS securities	$—	$(1,096)	$—	$(1,096)

The tax applicable to the net realized losses for the three-month periods ended June 30, 2025 and 2024 was $0 and $230,000, respectively. The tax applicable to the net realized losses for the six-month periods ended June 30, 2025 and 2024 was $0 and $230,000, respectively.

QNB follows the accounting guidance in FASB ASC 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive loss. No credit impairments were recognized on debt securities during the six months ended June 30, 2025 and 2024, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2025	securities	value	losses	value	losses	value	losses
U.S. Treasury	6	$13,990	$(2)	$—	$—	$13,990	$(2)
U.S. Government agency	35	—	—	69,407	(6,557)	69,407	(6,557)
State and municipal	187	—	—	84,278	(20,478)	84,278	(20,478)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	152	—	—	191,140	(30,518)	191,140	(30,518)
Collateralized mortgage obligations (CMOs)	154	77,572	(681)	75,571	(12,761)	153,143	(13,442)
Corporate debt and money market funds	3	1,982	(18)	4,338	(163)	6,320	(181)
Total	537	$93,544	$(701)	$424,734	$(70,477)	$518,278	$(71,178)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	75,959	(9,051)	75,959	(9,051)
State and municipal	188	288	(2)	84,471	(20,629)	84,759	(20,631)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	153	1	—	234,073	(38,902)	234,074	(38,902)
Collateralized mortgage obligations (CMOs)	154	83,026	(262)	78,569	(15,559)	161,595	(15,821)
Corporate debt and money markets	7	10,672	(28)	4,275	(276)	14,947	(304)
Total	537	$93,987	$(292)	$477,347	$(84,417)	$571,334	$(84,709)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for impairment and considers the current economic conditions, interest rates and the bond rating of each security. The unrealized losses at June 30, 2025 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of June 30, 2025. This security has a total amortized cost of approximately $57,000 and a fair value of $51,000. The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consisted of investments with readily determinable fair values in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income. The Company sold its equity portfolio during 2024; at both June 30, 2025 and December 31, 2024, QNB had no remaining equity securities.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity securities	$—	$1,016	$—	$1,363
Less: Net gains recognized during the period on equity securities sold during the period	—	—	—	377
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$—	$1,016	$—	$986

There were no taxes applicable to the net gains (losses) recognized for the three and six months ended June 30, 2025 compared to an expense of $191,000 and $287,000 for the three and six months ended June 30, 2024, respectively. Proceeds from sales of investment equity securities were $0 and $1,210,000 for the six months ended June 30, 2025 and 2024, respectively.

7. RESTRICTED INVESTMENTS IN STOCK

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $2,947,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B-2 stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at June 30, 2025. FHLB and ACBB stock were issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and do not have a readily-determinable fair value. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank has a $1,813,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program, the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

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

These restricted investments are carried at cost and evaluated for impairment periodically. As of June 30, 2025, there was no impairment associated with these shares.

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

1.
Concentrations: The Company adjusts historic loss for concentrations in the current commercial portfolio that were not present during the down-turn of the economic cycle.
2.
Economic Forecast: The Company utilizes an entire economic cycle of data to determine loss rates by segment. This approach reflects an inherent reversion to the historical losses during the life of the loans within the pool considering prepayments and loss experience throughout an entire economic cycle. However, the Company feels it is prudent to maintain a floor in its model to assure that there is enough reserve on hand to sustain any losses upon an upcoming recession.

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Company’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher-than-normal risk of collectability. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent firm reviews risk assessment and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Major classes of loans are as follows:

	June 30,	December 31,
	2025	2024
Commercial:
Commercial and industrial	$146,535	$153,187
Construction and land development	115,589	129,464
Real estate secured by multi-family properties	129,037	137,461
Real estate secured by owner-occupied properties	166,463	163,955
Real estate secured by other commercial properties	332,064	313,390
Revolving real estate secured by 1-4 family properties-business	6,847	5,652
Real estate secured by 1st lien on 1-4 family properties-business	108,920	105,779
Real estate secured by junior lien on 1-4 family properties-business	5,413	3,238
State and political subdivisions	18,767	17,683
Retail:
1-4 family residential mortgages	115,382	114,423
Construction-individual	433	—
Revolving home equity secured by 1-4 family properties-personal	49,642	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	6,591	6,561
Real estate secured by junior lien on 1-4 family properties-personal	14,065	14,092
Student loans	1,297	1,444
Overdrafts	245	209
Other consumer	1,663	1,782
Total loans	1,218,953	1,216,551
Net unearned (fees) costs	(414)	(503)
Allowance for credit losses on loans	(9,169)	(8,744)
Loans receivable, net	$1,209,370	$1,207,304

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

The Company engages in a variety of lending activities, including commercial, residential real estate and consumer transactions. The Company focuses its lending activities on individuals, professionals and small to medium-sized businesses. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral.

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

1.
Excellent - no apparent risk
2.
Good - minimal risk
3.
Acceptable - lower risk
4.
Acceptable - average risk
5.
Acceptable – higher risk
6.
Pass watch
7.
Special Mention - potential weaknesses
8.
Substandard - well defined weaknesses
9.
Doubtful - full collection unlikely
10.
Loss - considered uncollectible

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a risk rating to all loans in the portfolio at the time the loan is originated. Loans are generally reviewed annually based on the borrower’s fiscal year and the dollar amount of the relationship. Loans with risk ratings of seven through ten are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management with an independent review of the Company’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the adequacy of the allowance for credit losses on loans.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2025 and December 31, 2024:

	Term Loans by Origination Year
June 30, 2025	2025	2024		2023	2022	2021	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$8,849	$18,968		$8,756	$9,034	$3,656	$8,363	$84,956	$142,582
Special mention	—	—		374	—	—	—	1,351	1,725
Substandard	838	—		543		74	117	656	2,228
Doubtful	—	—		—	—	—	—	—	—
Total commercial and industrial	$9,687	$18,968		$9,673	$9,034	$3,730	$8,480	$86,963	$146,535
Construction and land development:
Risk rating
Pass	$5,592	$63,699		$28,636	$2,367	$1,431	$7,539	$—	$109,264
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—		6,296	—	—	29	—	6,325
Doubtful	—	—		—	—	—	—	—	—
Total construction and land development	$5,592	$63,699		$34,932	$2,367	$1,431	$7,568	$—	$115,589
Real estate secured by multi-family properties:
Risk rating
Pass	$11,441	$16,701		$9,670	$27,057	$21,942	$39,445	$—	$126,256
Special mention	—	—		—	—	—	—	—	—
Substandard	—	—		465	—	—	2,316	—	2,781
Doubtful	—	—		—	—	—	—	—	—
Total real estate secured by multi-family properties	$11,441	$16,701		$10,135	$27,057	$21,942	$41,761	$—	$129,037
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,997	$14,236		$13,836	$24,788	$22,408	$57,529	$—	$147,794
Special mention	—	—		—	—	—	890	—	890
Substandard	—	745		7,444	1,651	—	7,939	—	17,779
Doubtful	—	—		—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$14,997	$14,981		$21,280	$26,439	$22,408	$66,358	$—	$166,463
Real estate secured by other commercial properties:
Risk rating
Pass	$25,067	$45,396		$33,731	$72,813	$40,000	$111,459	$—	$328,466
Special mention	—	—		—	—	—	—	—	—
Substandard	—	—		654	—	—	2,944	—	3,598
Doubtful	—	—		—	—	—	—	—	—
Total real estate secured by other commercial properties	$25,067	$45,396		$34,385	$72,813	$40,000	$114,403	$—	$332,064
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—		$—	$—	$—	$—	$6,847	$6,847
Special mention	—	—		—	—	—	—	—	—
Substandard	—	—		—	—	—	—	—	—
Doubtful	—	—		—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—		$—	$—	$—	$—	$6,847	$6,847
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$9,863	$8,795		$16,422	$24,678	$17,184	$30,695	$—	$107,637
Special mention	—	—		—	—	—	—	—	—
Substandard	—	—		—	333	330	620	—	1,283
Doubtful	—	—		—	—	—	—	—	—

	Term Loans by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total real estate secured by 1st lien on 1-4 family properties-business	$9,863	$8,795	$16,422	$25,011	$17,514	$31,315	$—	$108,920
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$2,341	$210	$521	$532	$165	$1,363	$—	$5,132
Special mention	—	—	—	—	—	—	—	—
Substandard	—	264	—	17	—	—	—	281
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$2,341	$474	$521	$549	$165	$1,363	$—	$5,413
State and political subdivisions:
Risk rating
Pass	$50	$2,985	$1,716	$—	$3,434	$10,582	$—	$18,767
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$50	$2,985	$1,716	$—	$3,434	$10,582	$—	$18,767
Total Commercial Loans:
Risk rating
Pass	$78,200	$170,990	$113,288	$161,269	$110,220	$266,975	$91,803	$992,745
Special mention	—	—	374	—	—	890	1,351	2,615
Substandard	838	1,009	15,402	2,001	404	13,965	656	34,275
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$79,038	$171,999	$129,064	$163,270	$110,624	$281,830	$93,810	$1,029,635

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$24,130	$11,476	$10,818	$4,796	$2,513	$8,138	$86,094	$147,965
Special mention	—	392	—	—	—	—	2,557	2,949
Substandard	—	555	—	113	84	676	845	2,273
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$24,130	$12,423	$10,818	$4,909	$2,597	$8,814	$89,496	$153,187
Construction and land development:
Risk rating
Pass	$53,278	$33,332	$11,404	$13,998	$3,268	$8,056	$—	$123,336
Special mention	—	—	—	—	—	—	—	—
Substandard	—	6,094	—	—	—	34	—	6,128
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$53,278	$39,426	$11,404	$13,998	$3,268	$8,090	$—	$129,464
Real estate secured by multi-family properties:
Risk rating
Pass	$26,080	$17,395	$27,638	$22,402	$9,210	$31,488	$—	$134,213
Special mention	—	—	—	—	—	—	—	—
Substandard	—	471	—	—	—	2,777	—	3,248
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$26,080	$17,866	$27,638	$22,402	$9,210	$34,265	$—	$137,461
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,110	$14,121	$25,747	$23,080	$14,890	$53,062	$—	$145,010
Special mention	656	—	—	—	—	869	—	1,525
Substandard	745	7,027	1,665	—	2,131	5,852	—	17,420
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$15,511	$21,148	$27,412	$23,080	$17,021	$59,783	$—	$163,955
Real estate secured by other commercial properties:
Risk rating
Pass	$42,414	$30,132	$67,747	$40,771	$13,624	$115,015	$—	$309,703
Special mention	—	—	—	—	—	—	—	—
Substandard	—	663	—	—	2,298	726	—	3,687
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$42,414	$30,795	$67,747	$40,771	$15,922	$115,741	$—	$313,390
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$9,890	$16,641	$26,410	$18,786	$8,349	$24,375	$—	$104,451
Special mention	—	—	—	132	—	—	—	132
Substandard	—	—	339	205	145	507	—	1,196
Doubtful	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total real estate secured by 1st lien on 1-4 family properties-business	$9,890	$16,641	$26,749	$19,123	$8,494	$24,882	$—	$105,779
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$213	$533	$574	$176	$538	$855	$—	$2,889
Special mention	—	—	—	—	—	—	—	—
Substandard	330	—	19	—	—	—	—	349
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$543	$533	$593	$176	$538	$855	$—	$3,238
State and political subdivisions:
Risk rating
Pass	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Total Commercial Loans:
Risk rating
Pass	$172,029	$124,771	$170,338	$127,758	$52,400	$251,860	$91,746	$990,902
Special mention	656	392	—	132	—	869	2,557	4,606
Substandard	1,075	14,810	2,023	318	4,658	10,572	845	34,301
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$173,760	$139,973	$172,361	$128,208	$57,058	$263,301	$95,148	$1,029,809

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$23	$23

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2025 and December 31, 2024:

	Term Loans by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$4,863	$11,486	$12,152	$13,417	$27,736	$44,870	$—	$114,524
Nonperforming	—	—	—	—	—	858	—	858
Total 1-4 family residential mortgages	$4,863	$11,486	$12,152	$13,417	$27,736	$45,728	$—	$115,382
Construction-individual:
Payment performance
Performing	$433	$—	$—	$—	$—	$—	$—	$433
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$433	$—	$—	$—	$—	$—	$—	$433
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$49,342	$49,342
Nonperforming	—	—	—	—	—	—	300	300
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$49,642	$49,642
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$838	$569	$578	$919	$925	$2,646	$—	$6,475
Nonperforming	—	—	—	90	—	26	—	116
Total real estate secured by 1st lien on 1-4 family properties-personal	$838	$569	$578	$1,009	$925	$2,672	$—	$6,591
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$1,721	$4,875	$2,571	$785	$756	$3,341	$—	$14,049
Nonperforming	—	—	—	16	—	—	—	16
Total real estate secured by junior lien on 1-4 family properties-personal	$1,721	$4,875	$2,571	$801	$756	$3,341	$—	$14,065
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,286	$—	$1,286
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,297	$—	$1,297
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$245	$245
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$245	$245
Other consumer:
Payment performance
Performing	$246	$670	$377	$76	$63	$24	$183	$1,639
Nonperforming	—	—	—	—	—	24	—	24
Total other consumer	$246	$670	$377	$76	$63	$48	$183	$1,663
Total Retail Loans:
Payment performance
Performing	$8,101	$17,600	$15,678	$15,197	$29,480	$52,167	$49,770	$187,993
Nonperforming	—	—	—	106	—	919	300	1,325
Total Retail Loans	$8,101	$17,600	$15,678	$15,303	$29,480	$53,086	$50,070	$189,318

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$—	$—	$—
Overdrafts	—	—	—	—	—	—	44	44
Other consumer	—	—	7	—	—	—	5	12

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,129	$12,404	$13,901	$28,707	$18,871	$27,643	$—	$113,655
Nonperforming	—	—	—	—	—	768	—	768
Total 1-4 family residential mortgages	$12,129	$12,404	$13,901	$28,707	$18,871	$28,411	$—	$114,423
Construction-individual:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$—	$—	$—	$—	$—	$—
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$47,918	$47,918
Nonperforming	—	—	—	—	—	—	313	313
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$48,231	$48,231
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$599	$721	$968	$1,027	$813	$2,315	$—	$6,443
Nonperforming	—	—	90	—	—	28	—	118
Total real estate secured by 1st lien on 1-4 family properties-personal	$599	$721	$1,058	$1,027	$813	$2,343	$—	$6,561
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$5,241	$3,317	$833	$958	$922	$2,804	$—	$14,075
Nonperforming	—	—	17	—	—	—	—	17
Total real estate secured by junior lien on 1-4 family properties-personal	$5,241	$3,317	$850	$958	$922	$2,804	$—	$14,092
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,433	$—	$1,433
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,444	$—	$1,444
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$209	$209
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$209	$209
Other consumer:
Payment performance
Performing	$785	$487	$127	$104	$16	$32	$202	$1,753
Nonperforming	—	—	—	—	—	29	—	29
Total other consumer	$785	$487	$127	$104	$16	$61	$202	$1,782
Total Retail Loans:
Payment performance
Performing	$18,754	$16,929	$15,829	$30,796	$20,622	$34,227	$48,329	$185,486
Nonperforming	—	—	107	—	—	836	313	1,256
Total Retail Loans	$18,754	$16,929	$15,936	$30,796	$20,622	$35,063	$48,642	$186,742

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$52	$—	$52
Overdrafts	—	—	—	—	—	—	101	101
Other consumer	—	4	8	4	—	—	7	23

Revolving home equity lines of credit secured by 1-4 family properties termed out during 2025 and 2024 were $2,594,000 and $3,394,000 all of which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2025 and December 31, 2024:

June 30, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$146,535	$146,535
Construction and land development	10,336	—	—	10,336	105,253	115,589
Real estate secured by multi-family properties	—	—	—	—	129,037	129,037
Real estate secured by owner-occupied properties	—	—	148	148	166,315	166,463
Real estate secured by other commercial properties	—	—	—	—	332,064	332,064
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	6,847	6,847
Real estate secured by 1st lien on 1-4 family properties-business	127	129	201	457	108,463	108,920
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	5,413	5,413
State and political subdivisions	—	—	—	—	18,767	18,767
Retail:
1-4 family residential mortgages	—	240	406	646	114,736	115,382
Construction-individual	—	—	—	—	433	433
Revolving home equity secured by 1-4 family properties-personal	—	—	119	119	49,523	49,642
Real estate secured by 1st lien on 1-4 family properties-personal	124	—	89	213	6,378	6,591
Real estate secured by junior lien on 1-4 family properties-personal	—	—	16	16	14,049	14,065
Student loans	3	—	—	3	1,294	1,297
Overdrafts	20	3	—	23	222	245
Other consumer	3	—	—	3	1,660	1,663
Total	$10,613	$372	$979	$11,964	$1,206,989	$1,218,953

December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$153,187	$153,187
Construction and land development	—	—	—	—	129,464	129,464
Real estate secured by multi-family properties	—	—	—	—	137,461	137,461
Real estate secured by owner-occupied properties	150	169	—	319	163,636	163,955
Real estate secured by other commercial properties	—	—	—	—	313,390	313,390
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,652	5,652
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	105,779	105,779
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,238	3,238
State and political subdivisions	—	—	—	—	17,683	17,683
Retail:
1-4 family residential mortgages	114	440	571	1,125	113,298	114,423
Construction-individual	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	235	42	119	396	47,835	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	126	—	91	217	6,344	6,561
Real estate secured by junior lien on 1-4 family properties-personal	95	—	17	112	13,980	14,092
Student loans	—	—	—	—	1,444	1,444
Overdrafts	13	—	—	13	196	209
Other consumer	5	—	—	5	1,777	1,782
Total	$738	$651	$798	$2,187	$1,214,364	$1,216,551

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following tables discloses the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2025 and December 31, 2024:

June 30, 2025	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$568	$568
Construction and land development	—	—	6,296	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	293	—	293
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	201	—	201
Real estate secured by junior lien on 1-4 family properties-business	—	—	264	264
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	858	—	858
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	300	—	300
Real estate secured by 1st lien on 1-4 family properties-personal	—	116	—	116
Real estate secured by junior lien on 1-4 family properties-personal	—	16	—	16
Student loans	—	11	—	11
Other consumer	—	24	—	24
Total	$—	$1,819	$7,128	$8,947

December 31, 2024	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$27	$27
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	157	—	157
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	205	—	205
Real estate secured by junior lien on 1-4 family properties-business	—	—	330	330
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	768	—	768
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	313	—	313
Real estate secured by 1st lien on 1-4 family properties-personal	—	118	—	118
Real estate secured by junior lien on 1-4 family properties-personal	—	17	—	17
Student loans	—	11	—	11
Other consumer	—	29	—	29
Total	$—	$1,618	$357	$1,975

QNB recognized interest income of $0 and $36,000 on non-accrual loans during the six months ended June 30, 2025 and 2024, respectively.

The following tables present the collateral-dependent loans by loan category at June 30, 2025 and December 31, 2024:

June 30, 2025	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$482	$—	$86	$568
Construction and land development	5,576	—	720	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	293	—	—	293
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	201	—	—	201
Real estate secured by junior lien on 1-4 family properties-business	180	—	84	264
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	858	—	—	858
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	300	—	—	300
Real estate secured by 1st lien on 1-4 family properties-personal	116	—	—	116
Real estate secured by junior lien on 1-4 family properties-personal	16	—	—	16
Other consumer	—	24	—	24
Total	$8,022	$24	$890	$8,936

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2024	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	175	—	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	805	—	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	185	—	110	295
Real estate secured by 1st lien on 1-4 family properties-personal	116	—	—	116
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19
Other consumer	—	37	—	37
Total	$1,300	$315	$308	$1,923

Activity in the allowance for credit losses on loans for the three and six months ended June 30, 2025 and 2024 are as follows:

For the Three Months Ended June 30, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$810	$4	$—	$7	$821
Construction and land development	1,099	36	—	—	1,135
Real estate secured by multi-family properties	1,977	(139)	—	—	1,838
Real estate secured by owner-occupied properties	845	56	—	—	901
Real estate secured by other commercial properties	2,028	(67)	—	30	1,991
Revolving real estate secured by 1-4 family properties-business	22	9	—	—	31
Real estate secured by 1st lien on 1-4 family properties-business	1,471	(107)	—	2	1,366
Real estate secured by junior lien on 1-4 family properties-business	9	7	—	—	16
State and political subdivisions	36	6	—	—	42
Retail:
1-4 family residential mortgages	320	36	—	—	356
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	140	20	—	—	160
Real estate secured by 1st lien on 1-4 family properties-personal	32	1	—	—	33
Real estate secured by junior lien on 1-4 family properties-personal	79	1	—	—	80
Student loans	278	(26)	—	5	257
Overdrafts	30	18	(31)	4	21
Other consumer	122	—	(1)	—	121
Total	$9,298	$(145)	$(32)	$48	$9,169

For the Three Months Ended June 30, 2024	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$954	$(24)	$(23)	$13	$920
Construction and land development	1,274	114	—	—	1,388
Real estate secured by multi-family properties	1,753	65	—	—	1,818
Real estate secured by owner-occupied properties	989	(19)	—	—	970
Real estate secured by other commercial properties	1,203	43	—	—	1,246
Revolving real estate secured by 1-4 family properties-business	31	(8)	—	—	23
Real estate secured by 1st lien on 1-4 family properties-business	1,299	(4)	—	3	1,298
Real estate secured by junior lien on 1-4 family properties-business	12	(1)	—	—	11
State and political subdivisions	47	(3)	—	—	44
Retail:
1-4 family residential mortgages	393	(13)	—	—	380
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	165	1	—	—	166
Real estate secured by 1st lien on 1-4 family properties-personal	147	(13)	—	—	134
Real estate secured by junior lien on 1-4 family properties-personal	73	6	—	—	79
Student loans	350	(18)	—	4	336
Overdrafts	14	13	(20)	6	13
Other consumer	34	(7)	—	5	32
Total	$8,738	$132	$(43)	$31	$8,858

For the Six Months Ended June 30, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$829	$(25)	$—	$17	$821
Construction and land development	1,336	(201)	—	—	1,135
Real estate secured by multi-family properties	2,012	(174)	—	—	1,838
Real estate secured by owner-occupied properties	853	48	—	—	901
Real estate secured by other commercial properties	1,142	819	—	30	1,991
Revolving real estate secured by 1-4 family properties-business	24	7	—	—	31
Real estate secured by 1st lien on 1-4 family properties-business	1,238	123	—	5	1,366
Real estate secured by junior lien on 1-4 family properties-business	339	(323)	—	—	16
State and political subdivisions	34	8	—	—	42
Retail:
1-4 family residential mortgages	323	33	—	—	356
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	143	17	—	—	160
Real estate secured by 1st lien on 1-4 family properties-personal	31	2	—	—	33
Real estate secured by junior lien on 1-4 family properties-personal	77	3	—	—	80
Student loans	310	(66)	—	13	257
Overdrafts	18	37	(44)	10	21
Other consumer	35	98	(12)	—	121
Total	$8,744	$406	$(56)	$75	$9,169

For the Six Months Ended June 30, 2024	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$823	$95	$(23)	$25	$920
Construction and land development	1,252	136	—	—	1,388
Real estate secured by multi-family properties	1,735	83	—	—	1,818
Real estate secured by owner-occupied properties	1,001	(31)	—	—	970
Real estate secured by other commercial properties	1,167	79	—	—	1,246
Revolving real estate secured by 1-4 family properties-business	27	(4)	—	—	23
Real estate secured by 1st lien on 1-4 family properties-business	1,507	(214)	—	5	1,298
Real estate secured by junior lien on 1-4 family properties-business	14	(3)	—	—	11
State and political subdivisions	55	(11)	—	—	44
Retail:
1-4 family residential mortgages	427	(47)	—	—	380
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	138	28	—	—	166
Real estate secured by 1st lien on 1-4 family properties-personal	182	(48)	—	—	134
Real estate secured by junior lien on 1-4 family properties-personal	105	(26)	—	—	79
Student loans	369	(35)	(6)	8	336
Overdrafts	16	36	(53)	14	13
Other consumer	34	1	(8)	5	32
Total	$8,852	$39	$(90)	$57	$8,858

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

The following table shows the amortized cost basis at June 30, 2025 and December 31, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan class, type of concession granted and the financial effect of the modification:

	June 30, 2025			December 31, 2024
	Amortized Cost Basis	% of Total Loan Class	Financial Effect	Amortized Cost Basis	% of Total Loan Class	Financial Effect
Commercial:
Payment Modification to Interest Only for Six Months:
Real estate secured by owner-occupied properties				$1,000	0.61%	Temporary reduction of principal payments with no extension of term

Payment Modification to Interest Only for 12 Months:
C&I Other	$543	0.37%	Temporary reduction of principal payments with no extension of term	—
Construction Other and Land Development	6,296	5.45%	Temporary reduction of principal payments with no extension of term	—
Total	$6,839			$1,000

There were no payment defaults during the six months ended June 30, 2025 and 2024 on FDMs. However, FDMs of $6,839,000 modified in 2025 remain on nonaccrual status with a $782,000 related allowance due to collateral shortfalls. At June 30, 2025, there were $2,901,000 in commitments to extend credit on the FDMs.

The Company has four relationships with mortgage loans secured by residential real estate totaling $630,000 for which foreclosure proceedings are in process at June 30, 2025.

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

The following tables sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

June 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$19,468	$—	$19,468
U.S. Government agency securities	—	69,407	—	69,407
State and municipal securities (1)	—	83,927	—	83,927
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	190,057	—	190,057
Collateralized mortgage obligations (CMOs)	—	158,631	—	158,631
Corporate debt securities and money market funds	—	22,721	51	22,772
Total securities available-for-sale	—	544,211	51	544,262
Total recurring fair value measurements	$—	$544,211	$51	$544,262

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$6,238	$6,238
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$6,239	$6,239

December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$18,010	$—	$18,010
U.S. Government agency securities	—	66,908	—	66,908
State and municipal securities (1)	—	86,352	—	86,352
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	198,510	—	198,510
Collateralized mortgage obligations (CMOs)	—	161,646	—	161,646
Corporate debt securities and money market funds	—	15,082	51	15,133
Total securities available-for-sale	—	546,508	51	546,559
Total recurring fair value measurements	$—	$546,508	$51	$546,559

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$—	$—
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$1	$1

(1) Includes derivatives designated as fair value hedges.

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the six months ended June 30, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or six-month periods ended June 30, 2025.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2025	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$6,238	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		3.4 to 29.1 years
				Prepayment speeds		86% to 178%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2024	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$—	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-100%
				Liquidation expenses	(3)	0%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		0.4 to 29.2 yrs
				Prepayment speeds		90% to 350%
				Discount rate		12.0% to 12.5%

(1)
Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various Level 3 inputs which are not always identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percentage of the initial appraised value.
(3)
Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percentage of the initial appraised value.

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2025 and 2024:

	Fair value measurements using significant unobservable inputs (Level 3)
	2025	2024
Balance, January 1,	$52	$52
Payments received	(1)	(1)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	1
Transfers in and/or out of Level 3	—	—
Balance, June 30,	$51	$52

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at June 30, 2025 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2025;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 8.63% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2025 and December 31, 2024:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2025	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$66,471	$66,471	$66,471	$—	$—
Investment securities:
Available-for-sale (1)	544,262	544,262	—	544,211	51
Restricted investment in bank stocks	5,772	5,772	—	5,772	—
Loans held for sale	1,166	1,182	—	1,182	—
Net loans	1,209,370	1,220,077	—	—	1,220,077
Mortgage servicing rights	362	557	—	—	557
Accrued interest receivable	5,002	5,002	—	5,002	—

Financial liabilities
Deposits with no stated maturities	$1,262,148	$1,262,148	$1,262,148	$—	$—
Deposits with stated maturities	389,519	388,136	—	388,136	—
Short-term borrowings	67,464	67,464	67,464	—	—
Long-term debt	—	—	—	—	—
Subordinated debt	39,168	40,250	—	40,250	—
Accrued interest payable	6,251	6,251	—	6,251	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	75	—	75	—

			Fair value measurements
December 31, 2024	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,713	$50,713	$50,713	$—	$—
Investment securities:
Available-for-sale (1)	546,559	546,559	—	546,508	51
Restricted investment in bank stocks	5,436	5,436	—	5,436	—
Loans held for sale	664	664	—	664	—
Net loans	1,207,304	1,212,780	—	—	1,212,780
Mortgage servicing rights	378	556	—	—	556
Accrued interest receivable	4,965	4,965	—	4,965	—

Financial liabilities
Deposits with no stated maturities	$1,247,083	$1,247,083	$1,247,083	$—	$—
Deposits with stated maturities	381,458	379,960	—	379,960	—
Short-term borrowings	53,844	53,844	53,844	—	—
Long-term debt	30,000	30,033	—	30,033	—
Subordinated debt	39,068	40,600	—	40,600	—
Accrued interest payable	7,580	7,580	—	7,580	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	59	—	59	—

(1) Includes derivatives designated as fair value hedges.

10. COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $85,000 at June 30, 2025 and $87,000 at December 31, 2024, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Company's financial instrument commitments is as follows:

	June 30,	December 31,
	2025	2024
Commitments to extend credit and unused lines of credit	$424,583	$329,509
Standby letters of credit	20,920	19,018
Total financial instrument commitments	$445,503	$348,527

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $18,202,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2025 and December 31, 2024 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. There were no lease renewals during the six months ended June 30, 2025.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2025, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$219,732	15.78%	$111,397	8.00%	$139,246	10.00%
Bank	195,976	14.09	111,294	8.00	139,118	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$170,478	12.24	83,548	6.00	83,548	6.00
Bank	186,722	13.42	83,471	6.00	111,294	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	170,478	12.24	62,661	4.50	N/A	N/A
Bank	186,722	13.42	62,603	4.50	90,427	6.50

Tier 1 capital (to average assets):
The Company	170,478	8.76	77,882	4.00	N/A	N/A
Bank	186,722	9.70	76,984	4.00	96,230	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$214,826	15.56%	110,480	8.00%	138,100	10.00%
Bank	192,057	13.92	110,396	8.00	137,995	10.00

Tier 1 capital (to risk-weighted assets):
The Company	165,995	12.02	82,860	6.00	82,860	6.00
Bank	183,226	13.28	82,797	6.00	110,396	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	165,995	12.02	62,145	4.50	N/A	N/A
Bank	183,226	13.28	62,098	4.50	89,696	6.50

Tier 1 capital (to average assets):
The Company	165,995	8.70	76,357	4.00	N/A	N/A
Bank	183,226	9.71	75,483	4.00	94,353	5.00

12. DERIVATIVES AND HEDGING ACTIVITIES

QNB's risk management objective with respect to derivative financial instruments is to hedge the risk of changes in the fair value of certain fixed-rate investment securities, included in a closed portfolio, for changes in the Secured Overnight Financing Rate ("SOFR"). The effective portions of changes in the fair value of each derivative financial instrument are reported in accumulated other comprehensive (loss) income, net of tax, and are reclassified to interest income as interest payments are made or received on the hedged portfolios. QNB assesses the effectiveness of each hedging relationship using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item. In the assessment of hedge effectiveness, QNB will consider the likelihood of the counterparty's compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk). If the likelihood that the counterparty will not default ceases to be probable, the hedge may no longer be highly effective and hedge ineffectiveness due to counterparty payment risk will be assessed.

The following tables present the notional amounts of derivatives designated as fair value hedging instruments at June 30, 2025, and December 31, 2024. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	Interest Rate Swaps-Fair Value Hedges
	At June 30, 2025			At December 31, 2024
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$96,375	$(618)	$75,000	$96,709	$1,566
U.S. Government agencies and GSE mortgage-backed securities	220,413	293,240	(1,188)	225,000	309,546	3,264
Total	$295,413	$389,615	$(1,806)	$300,000	$406,255	$4,830

The following table presents amounts included in the Consolidated Statements of Income for derivatives designated as fair value hedging instruments for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Sheet Classification	2025	2024	2025	2024
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$815	$1,000	$1,646	$2,010
Recognized on hedge portfolio	(668)	(661)	(1,343)	(1,329)
Recognized on remeasurement of fair value hedge	25	8	40	(10)
U.S. Government agencies and GSE mortgage-backed securities
Recognized on fair value hedge	2,430	2,999	4,898	5,995
Recognized on hedge portfolio	(2,034)	(2,039)	(4,094)	(4,076)
Recognized on remeasurement of fair value hedge	33	44	29	(12)
Total	$601	$1,351	$1,176	$2,578

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

At June 30, 2025, the carrying cost of the Subordinated Notes on the consolidated balance sheet represents the outstanding balance of the notes net of unamortized origination costs of $832,000 which are amortized to interest expense through September 1, 2029.

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

In 2025, the Company changed its calculation of average assets and average equity to include the impact of accumulated other comprehensive income (loss), net of tax, to align its calculation with its peer group. Prior period information has been restated for this new calculation; specifically impacting the non-GAAP performance ratios for return on average assets and return on average equity.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2025 of $3,883,000, or $1.04 per share on a diluted basis, compared to net income of $2,465,000, or $0.67 per share on a diluted basis, for the same period in 2024. For the six-month period ended June 30, 2025, QNB reported net income of $6,461,000, or $1.74 per share on a diluted basis, compared to net income of $5,059,000, or $1.38 per share on a diluted basis, for the same period in 2024. The Bank contributed $7,971,000 to net income for the six months ended June 30, 2025 compared to $5,072,000 for the same period 2024; and the holding company had a negative contribution of $1,510,000 to net income for the six months ended June 30, 2025 compared to a negative contribution of $13,000 for the same period 2024. The results at the Bank were primarily due to an increase in the net interest income, partly offset by increases in non-interest expense and the provision for credit losses. The results at the holding company are due primarily to interest expense on the subordinated debt issued in the third quarter of 2024.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.83% and 14.25%, respectively, for the quarter ended June 30, 2025 compared with 0.57% and 10.73%, respectively, for the quarter ended June 30, 2024. Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.69% and 12.02%, respectively, for the six months ended June 30, 2025 compared with 0.59% and 11.05%, respectively, for the six months ended June 30, 2024.

Total assets as of June 30, 2025 were $1,884,828,000, compared with $1,870,894,000 at December 31, 2024. Loans receivable at June 30, 2025 were $1,218,539,000, a $2,491,000 increase from $1,216,048,000 at December 31, 2024. Total deposits of $1,651,667,000 at June 30, 2025 increased $23,126,000 compared with total deposits of $1,628,541,000 at December 31, 2024.

Results for the three and six months ended June 30, 2025 include the following significant components:

•
Net interest income increased $2,060,000, or 19.45%, to $12,652,000 and increased $3,429,000, or 16.52%, to $24,189,000 for the three and six months ended June 30, 2025, respectively.
•
Net interest margin on a tax-equivalent basis increased 23 basis points for the quarter to 2.69% compared to 2.46% for the same period in 2024. Net interest margin on a tax-equivalent basis increased 17 basis points for the six months ended June 30, 2025 to 2.60% compared to 2.43% for the same period in 2024.
•
QNB recorded a $145,000 reversal of its provision for credit losses on loans for the second quarter of 2025, compared with additional provision of $132,000 for the same period in 2024. QNB recorded $406,000 in its provision for credit losses on loans for the six months ended June 30, 2025, compared with $39,000 for the same period in 2024.
•
Non-interest income increased $187,000, to $1,652,000 for the second quarter and decreased $65,000, to $3,236,000 for the six months ended June 30, 2025 compared with the same periods in 2024. Excluding realized and unrealized gains (losses) on securities, non-interest income increased $107,000, or 6.9%, to $1,652,000 for the second quarter of 2025 compared to $1,545,000 for the same period in 2024; and increased $202,000, to $3,236,000 for the six months ended June 30, 2025 compared with $3,034,000 the same period in 2024.

•
Non-interest expense increased $628,000 to $9,562,000 for the second quarter of 2025 and increased $1,164,000, to $18,931,000 for the six months ended June 30, 2025 compared with the same periods in 2024.
•
Total non-performing loans, comprised of loans on non-accrual status, were $8,947,000, or 0.73% of loans receivable at June 30, 2025, compared to $1,975,000, or 0.16% of loans receivable at December 31, 2024. Net loan recoveries for the six months ended June 30, 2025 were $19,000, compared with net charge-offs of $33,000 for the same period in 2024.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total interest income	$23,110	$20,345	$45,308	$39,914
Total interest expense	10,458	9,753	21,119	19,154
Net interest income	12,652	10,592	24,189	20,760
Tax-equivalent adjustment	100	138	240	279
Net interest income (fully taxable-equivalent)	$12,752	$10,730	$24,429	$21,039

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$21,032	4.24%	$223	$6,824	5.19%	$88
U.S. Government agencies	75,963	1.18	224	84,558	1.17	246
State and municipal	105,090	2.88	756	107,881	3.51	947
Mortgage-backed and CMOs	354,349	2.46	2,184	356,650	2.73	2,436
Corporate debt securities and money market funds	64,694	6.38	1,031	6,721	5.72	96
Equities	—	—	—	6,501	3.55	57
Total investment securities	621,128	2.84	4,418	569,135	2.72	3,870
Loans:
Commercial real estate	863,096	5.94	12,775	801,691	5.46	10,876
Residential real estate	114,600	4.38	1,255	108,693	4.07	1,106
Home equity loans	70,666	6.41	1,130	65,575	6.83	1,114
Commercial and industrial	145,261	7.41	2,682	142,174	7.60	2,686
Consumer loans	3,355	7.70	65	3,781	7.50	71
Tax-exempt loans	19,347	4.23	205	18,284	3.87	176
Total loans, net of unearned income*	1,216,325	5.97	18,112	1,140,198	5.65	16,029
Other earning assets	61,355	4.45	680	43,200	5.44	584
Total earning assets	1,898,808	4.90	23,210	1,752,533	4.70	20,483
Cash and due from banks	13,806			13,313
Accumulated other comprehensive loss, net of tax	(59,921)			(68,908)
Allowance for credit losses on loans	(9,376)			(8,885)
Other assets	43,821			41,079
Total assets	$1,887,138			$1,729,132
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$376,735	0.94%	888	$334,017	0.84%	702
Municipals	146,214	3.92	1,427	132,762	4.81	1,587
Money market	259,621	2.88	1,862	229,984	3.58	2,049
Savings	281,076	1.29	901	290,172	1.28	924
Time < $100	179,411	3.61	1,617	170,640	4.03	1,708
Time $100 through $250	155,026	3.99	1,542	143,315	4.59	1,636
Time > $250	51,832	4.08	527	53,316	4.63	614
Total interest-bearing deposits	1,449,915	2.42	8,764	1,354,206	2.74	9,220
Short-term borrowings	70,942	3.90	689	52,383	1.52	199
Long-term debt	5,495	4.79	67	28,132	4.70	334
Subordinated debt	39,141	9.58	938	—	—	—
Total borrowings	115,578	5.88	1,694	80,515	2.66	533
Total interest-bearing liabilities	1,565,493	2.68	10,458	1,434,721	2.73	9,753
Non-interest-bearing deposits	198,075			188,455
Other liabilities	14,271			13,524
Shareholders' equity	109,299			92,432
Total liabilities and shareholders' equity	$1,887,138			$1,729,132
Net interest rate spread		2.22%			1.97%
Margin/net interest income		2.69%	$12,752		2.46%	$10,730

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$20,596	4.31%	$440	$6,803	5.26%	$178
U.S. Government agencies	75,962	1.18	448	84,755	1.17	494
State and municipal	105,172	2.87	1,510	108,027	3.46	1,871
Mortgage-backed and CMOs	358,969	2.45	4,392	361,317	2.66	4,809
Corporate debt securities	63,128	6.62	2,089	6,714	5.66	190
Equities	—	—	—	6,260	3.63	113
Total investment securities	623,827	2.85	8,879	573,876	2.67	7,655
Loans:
Commercial real estate	860,363	5.82	24,844	788,413	5.40	21,176
Residential real estate	114,436	4.36	2,493	108,808	3.99	2,172
Home equity loans	69,327	6.41	2,204	63,922	6.82	2,169
Commercial and industrial	146,962	7.41	5,399	141,233	7.55	5,301
Consumer loans	3,400	7.69	130	3,712	7.80	144
Tax-exempt loans	19,073	4.19	397	18,462	3.85	353
Total loans, net of unearned income*	1,213,561	5.89	35,467	1,124,550	5.60	31,315
Other earning assets	54,536	4.44	1,202	44,922	5.48	1,223
Total earning assets	1,891,924	4.85	45,548	1,743,348	4.64	40,193
Cash and due from banks	13,517			13,041
Accumulated other comprehensive loss, net of tax	(59,954)			(68,475)
Allowance for credit losses on loans	(9,059)			(8,916)
Other assets	43,655			40,839
Total assets	$1,880,083			$1,719,837
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$378,504	0.98%	1,832	$327,961	0.82%	1,345
Municipals	147,887	3.93	2,883	132,325	4.81	3,164
Money market	257,952	2.88	3,680	228,928	3.57	4,064
Savings	280,371	1.29	1,794	294,262	1.28	1,873
Time < $100	178,958	3.70	3,287	164,175	3.90	3,181
Time $100 through $250	154,578	4.12	3,155	135,464	4.47	3,013
Time > $250	50,317	4.19	1,045	51,536	4.43	1,136
Total interest-bearing deposits	1,448,567	2.46	17,676	1,334,651	2.68	17,776
Short-term borrowings	59,300	3.90	1,145	69,912	2.37	824
Long-term debt	17,735	4.74	423	24,066	4.56	554
Subordinated debt	39,117	9.59	1,875	—	—	—
Total borrowings	116,152	5.98	3,443	93,978	2.95	1,378
Total interest-bearing liabilities	1,564,719	2.72	21,119	1,428,629	2.70	19,154
Non-interest-bearing deposits	192,067			185,525
Other liabilities	14,891			13,619
Shareholders' equity	108,406			92,064
Total liabilities and shareholders' equity	$1,880,083			$1,719,837
Net interest rate spread		2.13%			1.94%
Margin/net interest income		2.60%	$24,429		2.43%	$21,039

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and six months ended June 30, 2025 and 2024.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2025 compared			June 30, 2025 compared
	to June 30, 2024			to June 30, 2024
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$135	$185	$(50)	$262	$359	$(97)
U.S. Government agencies	(22)	(24)	2	(46)	(51)	5
State and municipal	(191)	(25)	(166)	(361)	(50)	(311)
Mortgage-backed and CMOs	(252)	(15)	(237)	(417)	(31)	(386)
Corporate debt securities and money market funds	935	829	106	1,899	1,596	303
Equities	(57)	(57)	—	(113)	(113)	—
Total Investment securities (AFS & Equity)	548	893	(345)	1,224	1,710	(486)
Loans:
Commercial real estate	1,899	866	1,033	3,668	1,869	1,799
Residential real estate	149	60	89	321	113	208
Home equity loans	16	90	(74)	35	177	(142)
Commercial and industrial	(4)	65	(69)	98	199	(101)
Consumer loans	(6)	(8)	2	(14)	(12)	(2)
Tax-exempt loans	29	12	17	44	11	33
Total Loans	2,083	1,085	998	4,152	2,357	1,795
Other earning assets	96	248	(152)	(21)	258	(279)
Total interest income	2,727	2,226	501	5,355	4,325	1,030
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	186	92	94	487	203	284
Municipals	(160)	166	(326)	(281)	363	(644)
Money market	(187)	270	(457)	(384)	502	(886)
Savings	(23)	(27)	4	(79)	(94)	15
Time < $100	(91)	93	(184)	106	277	(171)
Time $100 through $250	(94)	139	(233)	142	415	(273)
Time > $250	(87)	(15)	(72)	(91)	(30)	(61)
Total interest-bearing deposits	(456)	718	(1,174)	(100)	1,636	(1,736)
Short-term borrowings	490	69	421	321	(128)	449
Long-term debt	(267)	(268)	1	(131)	(147)	16
Subordinated debt	938	938	—	1,875	1,875	—
Total borrowings	1,161	739	422	2,065	1,600	465
Total interest expense	705	1,457	(752)	1,965	3,236	(1,271)
Net interest income	$2,022	$769	$1,253	$3,390	$1,089	$2,301

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the second quarter of 2025 were $1,898,808,000, an increase of $146,275,000, or 8.3%, from the second quarter of 2024, with average loans increasing $76,127,000, or 6.7%, and average investment securities increasing $51,993,000, or 9.1%, over the same period in 2024. Proceeds from the growth in average deposits and the issuance of subordinated debt over the past year were invested in loans and higher-yielding securities. Average loans as a percentage of average earning assets was 64.1% for the second quarter of 2025, compared with 65.1% for the second quarter of 2024. On the funding side, average deposits increased $105,329,000, or 6.8%, to $1,647,990,000 for the second quarter of 2025 primarily due to an increase in interest-bearing and non-interest-bearing demand, money market products and time deposits. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements and FHLB borrowings, increased $18,559,000 to $70,942,000 for the second quarter of 2025 compared to $52,383,000 for the same period in 2024. During the third quarter of 2024, QNB Corp. issued $40,000,000 of subordinated debt; the carrying value net of deferred costs was $39,168,000 at June 30, 2025.

The net interest margin for the second quarter of 2025 increased 23 basis points to 2.69% from 2.46% for the same period in 2024. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. Repricing strategies on loans and deposits and the sale of lower-yielding investments have had a positive impact on the net interest margin. The net interest margin is expected to improve as loans and deposits reprice.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $2,727,000, or 13.3%, to $23,210,000 for the second quarter of 2025; total interest expense increased $705,000 to $10,458,000.

The yield on earning assets on a tax-equivalent basis increased 20 basis points to 4.90% for the second quarter of 2025, from 4.70% for the second quarter of 2024. The cost of interest-bearing liabilities was 2.68% for the second quarter of 2025, compared with 2.73% for the same period in 2024.

Interest income on investment securities (available-for-sale and equity) increased $548,000 when comparing the second quarters of 2025 and 2024. The average yield on the investment portfolio was 2.84% for the second quarter of 2025 compared with 2.72% for the same period in 2024, an increase of 12 basis points.

The yield on U.S. Treasury securities was 4.24% for the second quarter of 2025 compared to 5.19% for the same period in 2024; the decline in rate was more than offset by the average balances increase of $14,208,000 for a net increase in interest income of $135,000. The average balances of U.S. Government agency securities decreased $8,595,000 as the average rate slightly increased for a net reduction in interest income of $22,000.

Interest income on municipal securities, which are primarily tax-exempt, decreased $191,000 due to a 63 basis-point decrease in rate, and a $2,791,000 decrease in average balances. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $252,000 and average balances decreased $2,301,000 and the yield decreased 27 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Interest income on corporate debt and mutual funds increased $935,000 as average balances increased $57,973,000 and the average yield increased 66 basis points. Proceeds from the issuance of subordinated debt were invested in high-yielding securities.

Average balances on equities decreased $6,501,000 as the portfolio was sold during 2024; this was the cause of the $57,000 decrease in dividends comparing the second quarter of 2025 to the same period in 2024. Proceeds from sales of equities in 2024 were reinvested in higher yielding treasury securities.

Income on loans increased $2,083,000 to $18,112,000 when comparing the second quarters of 2025 and 2024, with a $76,127,000 increase in average balances contributing to an increase in interest income of $1,085,000 and a 32-basis point increase in yield contributing to a $998,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,899,000 when comparing the second quarters of 2025 and

2024, primarily due to a 48-basis point increase in rate from 5.46% in 2024 to 5.94% and increased average balances of $61,405,000, or 7.7%.

Income on commercial and industrial loans decreased $4,000 when comparing the second quarters of 2025 and 2024. The average yield on these loans decreased 19 basis points to 7.41% resulting in a decrease in income of $69,000; average balances increased $3,087,000, to $145,261,000 for the second quarter of 2025 resulting in a $65,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $29,000 for the second quarter of 2025 compared to the same period in 2024. Average balances increased $1,063,000 to $19,347,000 for the second quarter of 2025. The yield on municipal loans increased 36 basis points, to 4.23% for the second quarter of 2025, compared with the same period in 2024.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $149,000 when comparing the second quarter of 2025 to the same period in 2024. Average residential mortgage loan balances increased by $5,907,000, or 5.4%, to $114,600,000 for the second quarter of 2025 compared to the same period in 2024, which contributed a $60,000 increase in interest income. The average yield on the portfolio increased 31 basis points and contributed an increase of $89,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2025 period by $5,091,000 to $70,666,000 and the average yield decreased 42 basis points to 6.41% resulting in a $16,000 net increase in interest income. The yield on the consumer portfolio increased 20 basis points to 7.70% for the second quarter of 2025 and there was a $426,000 decrease in average balances resulting in a net $6,000 decrease in interest income. The decrease in consumer loans was primarily due to the repayment of student loan balances.

Earning assets are funded by deposits and borrowed funds. Interest expense increased $705,000, when comparing the second quarter of 2025 to the same period in 2024. QNB experienced average balance increases in all deposit categories except savings accounts. Average savings balances decreased $9,096,000 to $281,076,000. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average non-interest-bearing demand accounts increased $9,620,000 to $198,075,000 for the second quarter of 2025. Average interest-bearing demand accounts increased $42,718,000, or 12.8%, to $376,735,000 for the second quarter of 2025 and the average rate paid on these deposits increased ten basis points; interest expense on interest-bearing demand accounts increased $186,000 to $888,000 for the same period. Average money market accounts increased $29,637,000, or 12.9%, to $259,621,000 for the second quarter of 2025 compared with the same period in 2024. Interest expense on money market accounts decreased $187,000 to $1,862,000, and the average interest rate paid on money market accounts decreased 70 basis points to 2.88% for the second quarter of 2025. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts decreased $160,000 to $1,427,000 for the second quarter of 2025. The average interest rate paid on municipal interest-bearing demand accounts decreased 89 basis points to 3.92% for the second quarter of 2025 over the same quarter of 2024, and average balances increased $13,452,000 to $146,214,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts decreased $23,000 when comparing the second quarter of 2025 to the same quarter of 2024. The average interest rate paid on savings accounts increased one basis point to 1.29% for the second quarter of 2025. When comparing these same periods, average savings accounts decreased $9,096,000, or 3.1%, to $281,076,000 for the second quarter of 2025. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2025 of $208,239,000 compared to $211,598,000 in the same period of 2024. The average yield paid on these accounts was 1.70% for the second quarter of 2025 compared to 1.71% for the same period in 2024. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $5,737,000 when comparing the second quarter of 2025 to the same period in 2024.

Interest expense on time deposits totaled $3,686,000 for the second quarter of 2025 compared to $3,958,000 in 2024. Average total time deposits increased $18,998,000 to $386,269,000 for the second quarter of 2025. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $369,830,000, or 95%, of time deposits at June 30, 2025 will mature over the next 12 months. The average rate paid on these time deposits is approximately 3.63%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and short-term FHLB borrowing. Interest expense on short-term borrowings increased $490,000 for the second quarter of 2025 to $689,000 when compared to the same period in 2024. When comparing these same periods, average balances increased $18,559,000 to $70,942,000. The yield on customer repos increased 103 basis points for the second quarter of 2025 to 2.55%. There were no FHLB borrowings during 2024 and $52,418,000 in average balance in the second quarter of 2025 at an average rate of 4.37%.

Average long-term borrowings decreased $22,637,000 and the interest rate increased nine basis points when comparing the second quarter of 2025 to the same period in 2024.

During the third quarter of 2024, the QNB Corp. issued $40,000,000 of subordinated debt; the average carrying value net of deferred costs was $39,141,000 for the second quarter of 2025. The average yield of 9.58% includes the amortization of the deferred costs. The subordinated debt will initially bear interest at 8.875% per annum from and including the original issue date of the subordinated notes to but excluding September 1, 2029, payable semi-annually in arrears. From September 1, 2029, through maturity or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR plus a spread, payable quarterly in arrears. On or after the fifth anniversary of the original issue date through maturity, the QNB has the option to redeem the subordinated debt, in whole or in part, on any scheduled interest payment date. QNB may also redeem the subordinated debt in whole at any time in the event of certain specified events. The subordinated debt will mature on September 1, 2034.

Net Interest Income and Net Interest Margin – Six-Month Comparison

For the six-month period ending June 30, 2025 average earning assets increased $148,576,000, or 8.5%, to $1,891,924,000, with average loans increasing 7.9% and average investment securities increasing 8.7%. Average total deposits increased $120,458,000, or 7.9%, to $1,640,634,000 for the six-month period ended June 30, 2025 compared to the same period in 2024. The net interest margin on a tax-equivalent basis was 2.60% for the six-month period ended June 30, 2025, a 17-basis point increase from the same period in 2024.

Total interest income on a tax-equivalent basis increased $5,355,000, or 13.3%, to $45,548,000, when comparing the six-month periods ended June 30, 2025 and June 30, 2024 due to an increase in volume and rate on loans. Interest income on loans increased $2,357,000 as a result of volume and increased $1,795,000 as a result of yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 4.64% to 4.85% for the six-month periods with the yield on loans up 29 basis points to 5.89%. QNB continues to experience pressure on yields due to competitive pressures on loan pricing.

Total interest expense increased $1,965,000 for the six-month period ended June 30, 2025 compared with the same period in 2024 attributable to an increase in volume. Average interest-bearing liabilities increased $139,090,000 and the average rate paid on interest-bearing deposits increased two basis points to 2.72% for the six-month period ended June 30, 2025 versus the same period in 2024. Average interest-bearing deposits increased $113,916,000 and the related interest expense decreased $100,000 for the six-month period ended June 30, 2025 versus the same period in 2024. The average balance of total short-term borrowings decreased $10,612,000 primarily due to reductions in customer repurchase agreements and FRB borrowings, partly offset by an increase in FHLB borrowings of $40,858,000. During the first quarter of 2023, QNB borrowed $50,000,000 from the FRB under its Bank Term Funding Program and locked in a rate of 4.39%; there were no pre-payment penalties. The FRB borrowings were paid off during the first quarter of 2024; there was an average balance of $20,055,000 for the six-month period ended June 30, 2024 compared to no average balance for the same period in 2025. QNB invested proceeds from the issuance of subordinated debt and deposit growth into loans and investments.

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

Based on this analysis, QNB recorded $406,000 in the provision for credit losses on loans for the six months ended June 30, 2025, through the allowance for credit losses on loans, compared to $39,000 through the provision for credit losses for the same period in 2024. QNB recorded a reversal of provision of $2,000 for the allowance for credit losses for unused commitments in the six months ended June 30, 2025 compared to a reversal in provision of $11,000 for the same period in 2024.

QNB's allowance for credit losses on loans of $9,169,000 represents 0.75% of loans receivable at June 30, 2025 compared with an allowance for credit losses on loans of $8,744,000, or 0.72% of loans receivable, at December 31, 2024, and $8,858,000, or 0.76%, at June 30, 2024. Management believes the allowance for credit losses on loans at June 30, 2025 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net recoveries were $16,000 for the three months ended June 30, 2025 compared to net charge-offs of $12,000 for the three months ended June 30, 2024. Charge-offs consisted of overdrafts of $31,000 and other consumer loans of $1,000. Recoveries of approximately $48,000 during the three months ended June 30, 2025 consisted of $44,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $4,000. Annualized net recoveries as a percentage of average loans receivable were 0.01% for the three months ended June 30, 2025, compared to annualized net charge-offs of 0.00% for the three months ended June 30, 2024.

Net recoveries were $19,000 for the six months ended June 30, 2025 compared to net charge-offs of $33,000 for the six months ended June 30, 2024. Charge-offs of approximately $43,000 during the six months ended June 30, 2025 consisted primarily of overdrafts of $44,000 and consumer loans of $12,000. These were offset by $75,000 in recoveries comprising $65,000 in repayments from borrowers of previously charged-off credits, and $10,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.00% for the six months ended June 30, 2025, compared to annualized net charge-offs of 0.01% for the six months ended June 30, 2024.

Non-performing assets were $8,947,000 at June 30, 2025 compared to $1,975,000 as of December 31, 2024 and $2,078,000 at June 30, 2024. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, were 0.73% of loans receivable at June 30, 2025, 0.16% at December 31, 2024 and 0.18% of loans receivable at June 30, 2024. The increase in non-accrual loans was due to one commercial relationship placed on nonaccrual status during 2025. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Commercial loans classified as substandard or doubtful totaled $34,275,000, a decrease of $26,000 from the $34,301,000 reported at December 31, 2024 and an increase of $1,565,000 from the $32,710,000 reported at June 30, 2024.

QNB had no loans past due 90 days or more and still accruing interest at June 30, 2025, December 31, 2024, or June 30, 2024. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.98% of loans receivable at June 30, 2025 compared with 0.18% at December 31, 2024, and 0.44% at June 30, 2024.

There were two loan modifications to one borrower experiencing financial difficulty identified during the six months ended June 30, 2025. These two loans continue to be reported as nonaccrual as there is a collateral deficiency. The loans were modified to interest only payments for twelve months. QNB had no other real estate owned or repossessed assets at June 30, 2025, December 31, 2024 or June 30, 2024.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2025	2024	2024
Non-accrual loans	$8,947	$1,975	$2,078
Loans past due 90 days or more and still accruing interest	—	—	—
Total non-performing loans	8,947	1,975	2,078
Total non-performing assets	$8,947	$1,975	$2,078

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,213,173	$1,150,489	$1,124,354
Total loans	1,218,539	1,216,048	1,162,310

Allowance for credit losses on loans	9,169	8,744	8,858

Allowance for loan losses to:
Non-performing loans	102.48%	442.73%	426.28%
Total loans (excluding held-for-sale)	0.75%	0.72%	0.76%
Average total loans (excluding held-for-sale)	0.76%	0.76%	0.79%

Non-performing loans / total loans (excluding held-for-sale)	0.73%	0.16%	0.18%
Non-performing assets / total assets	0.47%	0.11%	0.12%

An analysis of net loan charge-offs (recoveries) for the three and six months ended June 30, 2025 compared to the same periods in 2024 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (recoveries) charge-offs	$(16)	$12	$(19)	$33

Net annualized (recoveries) charge-offs to:
Total loans	(0.01)%	0.00%	0.00%	0.01%
Average total loans excluding held-for-sale	(0.01)%	0.00%	0.00%	0.01%
Allowance for loan losses	(0.70)%	0.54%	(0.42)%	0.75%

At June 30, 2025 and December 31, 2024, the recorded investment in collateral dependent loans totaled $8,936,000 and $1,923,000 of which $1,808,000 and $1,607,000, respectively, required no specific allowance for loan loss. The recorded investment in collateral dependent loans requiring an allowance for loan losses was $7,128,000 and $357,000 at June 30, 2025 and December 31, 2024, respectively, and the related allowance for loan losses associated with these loans was $890,000 and $308,000, respectively. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of collateral dependent loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net gain (loss) on sales and calls of available-for-sale and equity securities	$—	$(1,096)	$1,096	(100.0)%	$—	$(719)	$719	N/M%
Unrealized gain (loss) on equity securities	—	1,016	(1,016)	(100.0)	—	986	(986)	(100.0)
Fees for services to customers	485	427	58	13.6	932	847	85	10.0
ATM and debit card	724	705	19	2.7	1,380	1,341	39	2.9
Retail brokerage and advisory	140	126	14	11.1	281	219	62	28.3
Bank-owned life insurance	81	78	3	3.8	168	172	(4)	(2.3)
Merchant	82	83	(1)	(1.2)	157	182	(25)	(13.7)
Net gain on sale of loans	4	(2)	6	(300.0)	22	13	9	N/M
Other	136	128	8	6.3	296	260	36	13.8
Total	$1,652	$1,465	$187	12.8%	$3,236	$3,301	$(65)	(2.0)%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2025 was $1,652,000, an increase of $187,000, compared to the second quarter of 2024. Excluding realized and unrealized gains (losses) on securities and loans, non-interest income increased $107,000, or 6.9%, for the second quarter of 2025 compared with the same period in 2024.

There was a net realized loss of $1,096,000 on the sale of investments for the second quarter of 2024 compared to no gains on the sales of securities in the same period in 2025. During the second quarter of 2024, unrealized gains on investment equity securities of $1,016,000 were recorded compared to no unrealized gains or losses the same period of 2025. QNB took the strategic opportunity to better position future earnings by selling all equity securities during 2024 and reinvesting the proceeds in treasury securities.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans was $4,000 for the second quarter of 2025 compared to a net loss of $2,000 in the second quarter of 2024. The net gain or loss on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment and includes any lower-of-cost-market on the loans held-for-sale. Residential mortgage loans to be sold are identified at origination.

Fees for service to customers increased $58,000 for the second quarter of 2025, as overdraft fees increased $45,000 and other deposit-related fees increased $13,000.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased $14,000 for the second quarter of 2025 compared to the same period in 2024. Advisory fees decreased $14,000 and transactional fees increased $28,000 for the second quarter of 2025 compared with the same period in 2024.

ATM and debit card income increased $19,000 due to usage and merchant fees remained level for the second quarter of 2025 compared with the same period in 2024. Other non-interest income increased $8,000 due to growth in letter of credit fees of $7,000 for the second quarter of 2025 compared with the same period in 2024.

Six-Month Comparison

Total non-interest income for the six-month period ended June 30, 2025 was $3,236,000, a decrease of $65,000 over the same period in 2024. Excluding realized and unrealized gain and losses on securities, total non-interest income increased of $202,000, or 6.7%, over the same period in 2024.

There was a net realized loss of $719,000 on the sale of investments for the six-month period ended June 30, 2024 compared to no gains on the sales of securities in the same period in 2025. During the six-month period ended June 30, 2024, unrealized gains on investment equity securities of $986,000 were recorded compared to no unrealized gains or losses the same period of 2025.

Net gains on sales of loans increased $9,000 to $22,000, when comparing the six months ended June 30, 2025 to the same period in 2023. Proceeds from the sale of residential mortgages were $668,000 and $801,000 for the six-month period ended June 30, 2025 and 2024, respectively.

Fees for services to customers increased $85,000 to $932,000 for the six months ended June 30, 2025, as overdraft fees increased $57,000 and other deposit-related fees increased $28,000. ATM and debit card decreased $39,000 over the same period due to volume.

Retail brokerage and advisory fees increased $62,000, or 28.3%, to $281,000 for the six months ended June 30, 2025 compared to the same period in 2024; advisory fees increased $32,000 and transaction-based fees increased $30,000.

Merchant income decreased $25,000 due to volume. Other non-interest income increased $36,000 primarily due to growth in letter of credit fees of $19,000 and title insurance company income of $8,000 for the six months ended June 30, 2025 compared with the same period in 2024.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$5,251	$5,038	$213	4.2%	$10,283	$10,012	$271	2.7%
Net occupancy	546	535	11	2.1	1,160	1,113	47	4.2
Furniture and equipment	1,135	946	189	20.0	2,257	1,883	374	19.9
Marketing	250	228	22	9.6	439	494	(55)	(11.1)
Third-party services	788	661	127	19.2	1,450	1,285	165	12.8
Telephone, postage and supplies	120	123	(3)	(2.4)	244	249	(5)	(2.0)
State taxes	236	216	20	9.3	503	316	187	59.2
FDIC insurance premiums	269	342	(73)	(21.3)	543	687	(144)	(21.0)
Other	967	845	122	14.4	2,052	1,728	324	18.8
Total	$9,562	$8,934	$628	7.0%	$18,931	$17,767	$1,164	6.6%

Quarter to Quarter Comparison

Total non-interest expense was $9,562,000 for the second quarter of 2025, an increase of $628,000 compared to the second quarter of 2024.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $213,000 to $5,251,000 when comparing the two quarters. Salary expense and related payroll taxes increased $350,000, or 8.5%, to $4,447,000 during the second quarter of 2025 compared to the same period in 2024 due to pay increases. Medical and dental premiums, net of employee contributions, decreased $177,000 when comparing the two quarters due to a reduction in medical claims.

Net occupancy and furniture and equipment expenses combined increased $200,000 when comparing the second quarters of 2025 and 2024. This is due primarily to increased software maintenance expense. Marketing expense increased $22,000 to $250,000 for the second quarter of 2025, due to timing of advertising campaigns.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $127,000 due to consulting and audit costs. State taxes increased $20,000 due to increased capital at the Bank and the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums decreased $73,000 due to a decrease in the assessment rate.

Other non-interest expense increased $122,000, or 14.4%, due to an increase in write-offs due to fraud on customer accounts of $150,000 and increases in director fees of $23,000, as fees were bought in line with peers, and business development cost of $12,000; partly offset by the recording of a potential expense of $85,000 related to the Visa stock exchange make-whole agreement in the second quarter of 2024.

Six-Month Comparison

Total non-interest expense was $18,931,000 for the six-month period ended June 30, 2025, an increase of $1,164,000, or 6.6%, compared to the six months ended June 30, 2024.

Salaries and benefits expense increased $271,000 to $10,283,000 for the six months ended June 30, 2025 compared to the same period in 2024. Salary and related payroll tax expense increased $548,000 during the period, to $8,791,000 and medical and dental costs decreased $331,000, due to the reasons described in the quarter-to-quarter comparison.

Net occupancy and furniture and equipment expense increased $421,000, or 14.1%, to $3,417,000, due to the reasons described in the quarter-to-quarter comparison. Marketing expenses decreased $55,000 due to timing of advertising and promotions. Third-party services increased $165,000, or 12.8%, to $1,450,000 for the six months ended June 30, 2025.

FDIC insurance premiums decreased $144,000 and state taxes increased $187,000, due to the reasons described in the quarter- to-quarter comparison.

Other non-interest expense increased $324,000 due to the reasons described above in the quarter-to-quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2025, QNB’s net deferred tax asset was $16,803,000. The primary components of deferred taxes are deferred tax assets of which $15,696,000 relates to investment securities fair value adjustments and $1,974,000 relates to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $533,000. As of December 31, 2024, QNB’s net deferred tax asset was $18,325,000 of which $17,186,000 is related to investment securities fair value adjustment and $1,882,000 related to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $531,000. The decrease in the balance of net deferred tax assets when comparing June 30, 2025 to December 31, 2024 of $1,522,000 is due to the unrealized gains on available for sale securities contributing a reduction of $1,490,000.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets except for a $299,000 deferred tax asset related to a state net operating loss.

Applicable income tax expense was $1,005,000 for the quarter and $1,629,000 for the six months ended June 30, 2025, compared to $544,000 for the quarter and $1,207,000 for the six months ended June 30, 2024, respectively. The effective tax rate for the second quarter and six-month period ended June 30, 2025 was 20.6% and 20.1%, respectively, compared with 18.1% and 19.3%, respectively, for the same periods in 2024. The effective tax rate for the six months ended June 30, 2025 was higher due to a higher percentage of taxable income.

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

Total assets at June 30, 2025 were $1,884,828,000 compared with $1,870,894,000 at December 31, 2024. Cash and cash equivalents increased $15,758,000 from $50,713,000 at December 31, 2024 to $66,471,000 at June 30 31, 2025.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $2,297,000, due to maturities and prepayments of $49,226,000; this was partly offset by purchases of $40,452,000 and improvement in the fair value mark of $6,927,000.

Loans receivable increased $2,491,000 with retail loans increasing $2,576,000, to $189,318,000 at June 30, 2025 compared to $186,742,000 at year-end 2024; partly offset by commercial loans decreasing $174,000 to $1,029,635,000 at June 30, 2025, compared with $1,029,809,000 at year-end 2024.

Deposits grew $23,126,000 from December 31, 2024 to June 30, 2025. Non-interest-bearing demand deposits increased $17,961,000, with balances of $201,460,000 at June 30, 2025 compared with $183,499,000 at year-end 2024. Interest-bearing demand balances, excluding municipal deposits, decreased $5,339,000 to $378,258,000, with decreases in business interest-bearing checking products, partly offset by increase in retail products. The $8,850,000 increase in money market accounts was primarily due to the premier money market product offered to both personal and business customers. The $6,184,000 increase in savings was primarily due to increases in the E-Savings on-line product. Total time deposits increased $8,061,000 from December 31, 2024 to June 30, 2025. Municipal deposit balances decreased $12,591,000, to $141,658,000, during the first six months of 2025. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings increased 25.3%, from $53,844,000 at December 31, 2024 to $67,464,000 at June 30, 2025. FHLB borrowings increased $14,792,000. Commercial sweep accounts decreased $1,172,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and are offset by business non-interest-bearing demand accounts. During the third quarter of 2024, QNB issued $40,000,000 in subordinated debt. Details can be found in Note 13.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2025 the Bank had a maximum borrowing availability with the FHLB of approximately $399,171,000, which is net of short-term borrowing outstanding of $50,000,000 and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At June 30, 2025 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $13,963,000 since December 31, 2024, totaling $611,899,000 at June 30, 2025. The increase in the liquid sources of funds is primarily due to an increase in cash due to the proceeds from deposit growth. Growth in deposits provided cash flows of $23,126,000, along with the net issuance of $13,620,000 from short-term borrowings, enabled the net paydown on long-term borrowings of $30,000,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continue to be steady.

Approximately $236,699,000 and $241,586,000 of available-for-sale debt securities at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2025 was $113,269,000, or 6.01% of total assets, compared with shareholders' equity of $103,349,000, or 5.52% of total assets, at December 31, 2024. Shareholders’ equity at June 30, 2025 included a negative adjustment of $57,209,000 compared to a negative adjustment of $62,646,000 at December 31, 2024, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.78% and 8.59% at June 30, 2025 and December 31, 2024, respectively.

Average shareholders' equity and average total assets were $108,406,000 and $1,880,083,000 for the six months ended June 30, 2025, an increase of 17.8% and 9.3%, respectively, from the averages for the six months ended June 30, 2024. The ratio of average total equity to average total assets was 5.77% for the six months ended June 30, 2025 compared to 5.35% for the same period in 2024.

Retained earnings at June 30, 2025 were impacted by six months of net income totaling $6,461,000 offset by dividends declared and paid of $2,818,000 for the six-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The DRIP also allows participants to make additional cash purchases of stock. Stock purchases under the DRIP contributed $433,000 to capital during the six months ended June 30, 2025. The exercise of stock options contributed $158,000 to capital during the six months ended June 30, 2025.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2025, 102,000 shares have been repurchased since the initial authorization in 2008 at an average price of $24.93 and a total cost of $2,543,000. There were no shares repurchased during the six months ended June 30, 2025 and 2024.

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

The following table sets forth consolidated information for QNB:

	June 30,	December 31,
Capital Analysis	2025	2024
Regulatory Capital
Shareholders' equity	$113,269	$103,349
Net unrealized securities losses, net of tax	57,209	62,646
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	—	—
Common equity tier I capital	170,478	165,995

Tier 1 capital	170,478	165,995
Allowable portion:
Subordinated debt	40,000	40,000
Allowance for credit losses on loans and unfunded commitments	9,254	8,831
Total regulatory capital	$219,732	$214,826
Risk-weighted assets	$1,392,460	$1,381,002
Quarterly average assets for leverage capital purposes	$1,947,059	$1,908,914

	June 30,	December 31,
Capital Ratios	2025	2024
Common equity tier I capital / risk-weighted assets	12.24%	12.02%
Tier 1 capital / risk-weighted assets	12.24%	12.02%
Total regulatory capital / risk-weighted assets	15.78%	15.56%
Tier 1 capital / average assets (leverage ratio)	8.76%	8.70%

At June 30, 2025, all capital ratios, including common equity Tier 1, Tier 1 capital, and the total regulatory capital ratios to risk-weighted assets and the leverage ratio, increased since December 31, 2024 primarily due to capital growth. The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2025.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2025 is asset sensitive.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2025 and 2024 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2025	2024
+300	3.61%	(0.26)%
+200	2.39%	(0.10)%
+100	1.40%	0.16%
-100	(1.78)%	(0.89)%
-200	(3.91)%	(2.92)%
-300	(7.12)%	(5.95)%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At June 30, 2025, QNB had two derivatives designated as fair value hedging instruments; these interest rate swaps had a notional value of $295,413,000.

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

June 30, 2025

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended June 30, 2025. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2025 through April 30, 2025	—	$—	—	98,000
May 1, 2025 through May 31, 2025	—	—	—	98,000
June 1, 2025 through June 30, 2025	—	—	—	98,000
Total	—	$—	—	98,000

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the six months ended June 30, 2025, no director or officer of QNB adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

QNB Corp.

Date: August 12, 2025	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 12, 2025	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: August 12, 2025	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank