Form 10-Q
period 2025-09-30
QNB CORP.
filed 2025-11-06
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, par value $0.625	3,727,825

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2025

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$12,700	$11,369
Interest-bearing deposits in banks	53,631	39,344
Total cash and cash equivalents	66,331	50,713
Investments:
Available-for-sale (amortized cost $603,989 and $626,391)	538,318	546,559
Restricted investment in stocks	4,868	5,436
Loans held-for-sale	—	664
Loans receivable	1,246,529	1,216,048
Allowance for credit losses on loans	(9,255)	(8,744)
Loans receivable, net	1,237,274	1,207,304
Bank-owned life insurance	12,192	11,937
Premises and equipment, net	16,719	17,255
Accrued interest receivable	5,002	4,965
Net deferred tax assets	15,351	18,325
Other assets	7,189	7,736
Total assets	$1,903,244	$1,870,894

Liabilities
Deposits
Demand, non-interest bearing	$189,492	$183,499
Interest-bearing demand	566,093	537,846
Money market	264,009	250,293
Savings	274,659	275,445
Time less than $100	173,901	178,163
Time $100 through $250	156,116	156,614
Time greater than $250	57,270	46,681
Total deposits	1,681,540	1,628,541
Short-term borrowings	48,703	53,844
Long-term debt	—	30,000
Subordinated debt	39,218	39,068
Accrued interest payable	3,833	7,580
Other liabilities	8,463	8,512
Total liabilities	1,781,757	1,767,545

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,936,511 shares and 3,905,302
shares issued; 3,727,825 and 3,696,616 shares outstanding	2,460	2,441
Surplus	28,762	27,633
Retained earnings	145,835	139,958
Accumulated other comprehensive loss, net of tax	(51,533)	(62,646)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	121,487	103,349
Total liabilities and shareholders' equity	$1,903,244	$1,870,894

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data - unaudited)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$18,386	$16,736	$53,768	$47,976
Interest and dividends on available-for-sale & equity securities:
Taxable	3,917	3,550	11,900	10,289
Tax-exempt	353	355	1,061	1,071
Interest on interest-bearing balances and other interest income	862	1,304	2,097	2,523
Total interest income	23,518	21,945	68,826	61,859
Interest expense
Interest on deposits
Interest-bearing demand	2,630	2,721	7,345	7,230
Money market	1,852	2,132	5,532	6,196
Savings	899	896	2,693	2,769
Time less than $100	1,583	1,846	4,870	5,027
Time of $100 through $250	1,545	1,777	4,700	4,790
Time greater than $250	560	573	1,605	1,709
Interest on short-term borrowings	514	186	1,659	1,010
Interest on long-term debt	—	364	423	918
Interest on subordinated debt	937	323	2,812	323
Total interest expense	10,520	10,818	31,639	29,972
Net interest income	12,998	11,127	37,187	31,887
Provision for credit losses	93	159	497	187
Net interest income after provision for credit losses	12,905	10,968	36,690	31,700
Non-interest income
Net gain (loss) on sales and calls of available-for-sale and equity securities	—	224	—	(495)
Unrealized gain on equity securities	—	143	—	1,129
Fees for services to customers	521	469	1,453	1,316
ATM and debit card	776	691	2,156	2,032
Retail brokerage and advisory	196	139	477	358
Bank-owned life insurance	86	80	254	252
Merchant	79	84	236	266
Net gain on sale of loans	41	19	63	32
Other	148	118	444	378
Total non-interest income	1,847	1,967	5,083	5,268
Non-interest expense
Salaries and employee benefits	5,248	4,650	15,531	14,662
Net occupancy	569	540	1,729	1,653
Furniture and equipment	1,119	991	3,376	2,874
Marketing	214	197	653	691
Third party services	833	661	2,283	1,946
Telephone, postage and supplies	127	120	371	369
State taxes	278	149	781	465
FDIC insurance premiums	243	341	786	1,028
Merger-related expenses	519	—	519	—
Other	1,032	987	3,084	2,715
Total non-interest expense	10,182	8,636	29,113	26,403
Income before income taxes	4,570	4,299	12,660	10,565
Provision for income taxes	922	961	2,551	2,168
Net income	$3,648	$3,338	$10,109	$8,397
Earnings per share - basic	$0.98	$0.91	$2.72	$2.29
Earnings per share - diluted	$0.98	$0.91	$2.72	$2.29
Cash dividends per share	$0.38	$0.37	$1.14	$1.11
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
	2025			2024
For the Three Months Ended September 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$4,570	$922	$3,648	$4,299	$961	$3,338
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	7,234	1,558	5,676	7,468	1,237	6,231
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Other comprehensive income	7,234	1,558	5,676	7,468	1,237	6,231
Total comprehensive income	$11,804	$2,480	$9,324	$11,767	$2,198	$9,569

	(in thousands - unaudited)
For the Nine Months Ended September 30,	2025			2024
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$12,660	$2,551	$10,109	$10,565	$2,168	$8,397
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	14,161	3,048	11,113	10,294	1,830	8,464
Reclassification adjustment for gains included in net income	—	—	—	1,096	230	866
Other comprehensive income	14,161	3,048	11,113	11,390	2,060	9,330
Total comprehensive income	$26,821	$5,599	$21,222	$21,955	$4,228	$17,727

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2025 and 2024
					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, July 1, 2025	3,718,573	$2,455	$28,459	$143,601	$(57,209)	$(4,037)	$113,269
Net income		—	—	3,648	—	—	3,648
Other comprehensive income, net of tax		—	—	—	5,676	—	5,676
Cash dividends declared ($0.38 per share)		—	—	(1,414)	—	—	(1,414)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,707	3	199	—	—	—	202
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	980	1	27	—	—	—	28
Stock issued for Non-Employee Director Compensation	2,565	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	78	—	—	—	78
Balance, September 30, 2025	3,727,825	$2,460	$28,762	$145,835	$(51,533)	$(4,037)	$121,487

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, July 1, 2024	3,677,967	$2,429	$27,036	$136,295	$(64,838)	$(4,037)	$96,885
Net income		—	—	3,338	—	—	3,338
Other comprehensive income, net of tax		—	—	—	6,231	—	6,231
Cash dividends declared ($0.37 per share)		—	—	(1,362)	—	—	(1,362)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,945	5	201	—	—	—	206
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for Non-Employee Director Compensation	1,530	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	42	—	—	—	42
Balance, September 30, 2024	3,686,442	$2,435	$27,278	$138,271	$(58,607)	$(4,037)	$105,340

The accompanying notes are an integral part of the consolidated financial statements.

For the Nine Months Ended September 30, 2025 and 2024

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2025	3,696,616	$2,441	$27,633	$139,958	$(62,646)	$(4,037)	$103,349
Net income		—	—	10,109	—	—	10,109
Other comprehensive income, net of tax		—	—	—	11,113	—	11,113
Cash dividends declared ($1.14 per share)		—	—	(4,232)	—	—	(4,232)
Stock issued in connection with dividend reinvestment and stock purchase plan	18,336	11	624	—	—	—	635
Stock issued for employee stock purchase plan	2,950	2	83	—	—	—	85
Stock issued for options exercised	6,305	4	182	—			186
Stock issued for Non-Employee Director Compensation	3,618	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	242	—	—	—	242
Balance, September 30, 2025	3,727,825	$2,460	$28,762	$145,835	$(51,533)	$(4,037)	$121,487

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2024	3,653,254	$2,414	$26,439	$133,945	$(67,937)	$(4,037)	$90,824
Net income		—	—	8,397	—	—	8,397
Other comprehensive income, net of tax		—	—	—	9,330	—	9,330
Cash dividends declared ($1.11 per share)		—	—	(4,071)	—	—	(4,071)
Stock issued in connection with dividend reinvestment and stock purchase plan	26,348	17	640	—	—	—	657
Stock issued for employee stock purchase plan	3,780	2	72	—	—	—	74
Stock issued for Non-Employee Director Compensation	3,060	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	129	—	—	—	129
Balance, September 30, 2024	3,686,442	$2,435	$27,278	$138,271	$(58,607)	$(4,037)	$105,340

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Nine Months Ended September 30,	2025	2024
Operating Activities
Net income	$10,109	$8,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,281	1,216
Provision for credit losses	497	187
Net loss on calls and sales of debt and equity securities	—	495
Net unrealized gain on equity securities	—	(1,129)
Net gain on sale of loans	(63)	(32)
Proceeds from sales of residential mortgages held-for-sale	2,254	1,466
Origination of residential mortgages held-for-sale	(3,140)	(1,179)
Increase in cash surrender value of bank-owned life insurance	(254)	(252)
Stock-based compensation expense	242	129
Deferred income tax (benefit) expense	(74)	389
Net increase in income taxes payable	659	66
Net (increase) decrease in accrued interest receivable	(37)	1,629
Fair value remeasurements on interest rate swap	(141)	(128)
Amortization of mortgage servicing rights and change in valuation allowance	35	34
Net amortization of premiums and discounts on investment securities	830	1,044
Net amortization of deferred costs on subordinated debt	150	17
Net decrease in accrued interest payable	(3,747)	(556)
Operating lease payments	(475)	(474)
Increase in other assets	(148)	(379)
Increase (decrease) in other liabilities	357	(1,240)
Net cash provided by operating activities	8,335	9,700
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	81,538	38,693
Proceeds from the sale of investments available-for-sale	—	13,139
Proceeds from the sale of equity securities	—	6,050
Purchases of investments available-for-sale	(59,825)	(56,223)
Purchases of equity securities	—	(1,170)
Proceeds from redemption of investment in restricted stock	4,174	45
Purchases of restricted stock	(3,606)	(1,400)
Net increase in loans	(28,860)	(77,886)
Net purchases of premises and equipment	(670)	(2,769)
Redemption of Bank Owned Life Insurance investment	—	341
Net cash used in investing activities	(7,249)	(81,180)
Financing Activities
Net increase in non-interest-bearing deposits	5,993	5,142
Net increase in interest-bearing deposits	47,006	132,429
Net decrease in short-term borrowings	(5,141)	(71,176)
Proceeds from long-term debt	—	10,000
Repayments of long-term debt	(30,000)	—
Proceeds from subordinated debt	—	40,000
Cash dividends paid, net of reinvestment	(3,742)	(3,597)
Proceeds from issuance of common stock	416	257
Net cash provided by financing activities	14,532	113,055
Increase in cash and cash equivalents	15,618	41,575
Cash and cash equivalents at beginning of year	50,713	62,657
Cash and cash equivalents at end of period	$66,331	$104,232
Supplemental Cash Flow Disclosures
Interest paid	$24,866	$30,528
Net income taxes paid, net of refunds	1,966	1,712
Non-cash transactions:
Trade-date settlement for purchased securities	—	(6,085)
Right-of-use assets obtained in exchange for new operating lease liabilities	—	457

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2024 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements and has not identified any subsequent event.

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

Stock-based compensation expense related to the 2015 Plan was $35,000 and $24,000 for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense related to the 2015 Plan was $100,000 and $63,000 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, there was approximately $540,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 30 months.

Options were granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The time period during which any option is exercisable under the 2015 Plan was determined by the Committee but shall not commence before the expiration of six months after the date of grant. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. As of September 30, 2025 there were 321,525 options granted (including canceled awards returned to the Plan and reissued), 115,500 options forfeited, 27,130 options exercised, and 178,895 options outstanding under this Plan.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Nine Months Ended September 30,	2025	2024
Risk free interest rate	4.44%	3.98%
Dividend yield	4.36%	5.97%
Volatility	24.96%	20.96%
Expected life (years)	6.50	8.19

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months ended September 30, 2025 and 2024 was $6.64 and $3.08, respectively.

Stock option activity during the nine months ended September 30, 2025 and 2024 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	137,275	$30.51		$—
Granted	68,975	33.50		—
Exercised	(6,305)	29.53		30
Forfeited	(21,050)	36.04		—
Outstanding at September 30, 2025	178,895	$31.05	6.87	$801
Exercisable at September 30, 2025	59,300	$32.87	3.03	$190

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	121,550	$34.29		$—
Granted	40,000	23.40		—
Exercised	—	—		—
Forfeited	(24,275)	37.69		—
Outstanding at September 30, 2024	137,275	$30.51	5.49	$2,444
Exercisable at September 30, 2024	45,315	$33.74	2.01	$—

QNB maintains a 2021 Employee Stock Purchase Plan (the "2021 ESPP") offering eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). There was $13,000 and $13,000 stock-based compensation expense related to the 2021 ESPP for the nine months ended September 30, 2025 and 2024, respectively. The 2021 ESPP authorized the issuance of 30,000 shares. As of September 30, 2025, there were 5,817 shares remaining for issuance under the 2021 ESPP Plan. The 2021 ESPP Plan expires May 31, 2026.

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan initially required each non-employee director of QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock; this amount was increased to $19,230 for 2025 to align director compensation with our peers. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount (which is one-half of the annual compensation paid in stock) by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of September 30, 2025, 8,418 shares were issued to non-employee directors and there were 41,582 shares remaining under the Plan. Stock-based compensation expense related to the Director Compensation Plan was $129,000 for the nine months ended September 30, 2025 and $53,000 for the nine months ended September 30, 2024.

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share - net income	$3,648	$3,338	$10,109	$8,397
Denominator for basic earnings per share - weighted average shares outstanding	3,721,501	3,679,799	3,710,824	3,666,937
Effect of dilutive securities - employee stock options	14,492	2,974	12,372	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,735,993	3,682,773	3,723,196	3,666,937
Earnings per share - basic	$0.98	$0.91	$2.72	$2.29
Earnings per share - diluted	0.98	0.91	2.72	2.29

There were 92,075 and 97,275 stock options that were anti-dilutive for the three-month periods ended September 30, 2025 and 2024, respectively. There were 108,775 and 137,275 stock options that were anti-dilutive for the nine-month periods ended September 30, 2025 and 2024, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Unrealized net holding losses on available-for-sale securities	$(65,671)	$(79,832)
Tax effect	14,138	17,186
Accumulated other comprehensive loss, net of tax	$(51,533)	$(62,646)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

For the Three Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income (loss)	2025	2024	Affected line item in statement of income
Unrealized net holding losses on available-for-sale securities	$—	$—	Net gain (loss) on sales of investments available-for-sale
Tax effect	—	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive gain (loss), net of tax	$—	$—	Net of tax

For the Nine Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2025	2024	Affected line item in statement of income
Unrealized net holding losses on available-for-sale securities	$—	$(1,096)	Net gain (loss) on sales of investments available-for-sale
Tax effect	—	230	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$—	$(866)	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2025 and December 31, 2024 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
September 30, 2025	value	gains	losses	gains (1)	cost
U.S. Treasury	$19,480	$3	$(1)	$—	$19,478
U.S. Government agency	70,210	—	(5,756)	—	75,966
State and municipal	86,788	—	(17,322)	(758)	104,868
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	185,554	—	(28,022)	(1,597)	215,173
Collateralized mortgage obligations (CMOs)	152,618	38	(12,109)	—	164,689
Corporate debt and money market funds	23,668	154	(301)	—	23,815
Total investment debt securities available-for-sale	$538,318	$195	$(63,511)	$(2,355)	$603,989

(1) See Note 12

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2024	value	gains	losses	losses (1)	cost
U.S. Treasury	$18,010	$6	$—	$—	$18,004
U.S. Government agency	66,908	—	(9,051)	—	75,959
State and municipal	86,352	—	(20,631)	1,566	105,417
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	198,510	—	(38,902)	3,264	234,148
Collateralized mortgage obligations (CMOs)	161,646	31	(15,821)	—	177,436
Corporate debt and money market funds	15,133	10	(304)	—	15,427
Total investment debt securities available-for-sale	$546,559	$47	$(84,709)	$4,830	$626,391

(1) See Note 12

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2025 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments of the underlying loans.

September 30, 2025	Fair value	Amortized cost
Due in one year or less	$21,782	$21,790
Due after one year through five years	70,122	75,244
Due after five years through ten years	53,770	59,076
Due after ten years	54,472	68,017
	200,146	224,127
Residential mortgage-backed securities	185,554	215,173
Collateralized mortgage obligations	152,618	164,689
Total	$538,318	$603,989

Proceeds from sales of investment securities available-for-sale were approximately $0 and $13,139,000 for the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025 and December 31, 2024, investment securities available-for-sale totaling approximately $286,724,000 and $241,586,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	(1,096)
Impairment	—	—	—	—
Total net gains (losses) on AFS securities	$—	$—	$—	$(1,096)

The tax applicable to the net realized losses for the three-month periods ended September 30, 2025 and 2024 was $0 and $0, respectively. The tax applicable to the net realized losses for the nine-month periods ended September 30, 2025 and 2024 was $0 and $236,000, respectively.

QNB follows the accounting guidance in FASB ASC 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive loss. No credit impairments were recognized on debt securities during the nine months ended September 30, 2025 and 2024, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2025	securities	value	losses	value	losses	value	losses
U.S. Treasury	1	$5,004	$(1)	$—	$—	$5,004	$(1)
U.S. Government agency	35	—	—	70,210	(5,756)	70,210	(5,756)
State and municipal	187	—	—	87,262	(17,322)	87,262	(17,322)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	152	—	—	186,993	(28,022)	186,993	(28,022)
Collateralized mortgage obligations (CMOs)	147	45,418	(257)	91,790	(11,852)	137,208	(12,109)
Corporate debt and money market funds	7	13,111	(192)	1,391	(109)	14,502	(301)
Total	529	$63,533	$(450)	$437,646	$(63,061)	$501,179	$(63,511)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	75,959	(9,051)	75,959	(9,051)
State and municipal	188	288	(2)	84,471	(20,629)	84,759	(20,631)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	153	1	—	234,073	(38,902)	234,074	(38,902)
Collateralized mortgage obligations (CMOs)	154	83,026	(262)	78,569	(15,559)	161,595	(15,821)
Corporate debt and money markets	7	10,672	(28)	4,275	(276)	14,947	(304)
Total	537	$93,987	$(292)	$477,347	$(84,417)	$571,334	$(84,709)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for impairment and considers the current economic conditions, interest rates and the bond rating of each security. The unrealized losses at September 30, 2025 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds one pooled trust preferred security as of September 30, 2025. This security has a total amortized cost of approximately $55,000 and a fair value of $50,000. The pooled trust preferred security is available-for-sale and is carried at fair value.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consisted of investments with readily determinable fair values in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income. The Company sold its equity portfolio during 2024; at both September 30, 2025 and December 31, 2024, QNB had no remaining equity securities.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity securities	$—	$367	$—	$1,730
Less: Net gains recognized during the period on equity securities sold during the period	—	224	—	601
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$—	$143	$—	$1,129

There were no taxes applicable to the net gains (losses) recognized for the three and nine months ended September 30, 2025 compared to an expense of $99,000 and $392,000 for the three and nine months ended September 30, 2024, respectively. Proceeds from sales of investment equity securities were $0 and $6,050,000 for the nine months ended September 30, 2025 and 2024, respectively.

7. RESTRICTED INVESTMENTS IN STOCK

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $2,147,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B-2 stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at September 30, 2025. FHLB and ACBB stock were issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and do not have a readily-determinable fair value. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank has a $1,709,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program, the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

The Bank owns 3,251 shares of Visa Class B-2 common shares, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-2 stock will be converted to Visa Class A shares using a conversion factor (1.5223 as of September 25, 2025), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-2 shares are permitted to transact in Class B-2. Due to the lack of orderly trades and public information of such trades, Visa Class B-2 stock does not have a readily determinable fair value.

These restricted investments are carried at cost and evaluated for impairment periodically. As of September 30, 2025, there was no impairment associated with these shares.

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

Major classes of loans are as follows:

	September 30,	December 31,
	2025	2024
Commercial:
Commercial and industrial	$133,259	$153,187
Construction and land development	119,028	129,464
Real estate secured by multi-family properties	144,546	137,461
Real estate secured by owner-occupied properties	161,231	163,955
Real estate secured by other commercial properties	351,427	313,390
Revolving real estate secured by 1-4 family properties-business	7,701	5,652
Real estate secured by 1st lien on 1-4 family properties-business	110,834	105,779
Real estate secured by junior lien on 1-4 family properties-business	5,246	3,238
State and political subdivisions	19,552	17,683
Retail:
1-4 family residential mortgages	116,451	114,423
Construction-individual	1,897	—
Revolving home equity secured by 1-4 family properties-personal	52,719	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	6,483	6,561
Real estate secured by junior lien on 1-4 family properties-personal	13,505	14,092
Student loans	1,288	1,444
Overdrafts	290	209
Other consumer	1,552	1,782
Total loans	1,247,009	1,216,551
Net unearned (fees) costs	(480)	(503)
Allowance for credit losses on loans	(9,255)	(8,744)
Loans receivable, net	$1,237,274	$1,207,304

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2025 and December 31, 2024:

	Term Loans by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$11,749	$13,230	$8,117	$8,111	$3,080	$7,757	$75,658	$127,702
Special mention	—	—	366	—	—	—	2,108	2,474
Substandard	953	—	529	87	53	96	1,365	3,083
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$12,702	$13,230	$9,012	$8,198	$3,133	$7,853	$79,131	$133,259
Construction and land development:
Risk rating
Pass	$15,821	$60,984	$25,616	$2,063	$1,420	$6,801	$—	$112,705
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	6,296	—	—	27	—	6,323
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$15,821	$60,984	$31,912	$2,063	$1,420	$6,828	$—	$119,028
Real estate secured by multi-family properties:
Risk rating
Pass	$30,045	$16,644	$9,301	$26,792	$21,730	$37,272	$—	$141,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	462	—	—	2,300	—	2,762
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$30,045	$16,644	$9,763	$26,792	$21,730	$39,572	$—	$144,546
Real estate secured by owner-occupied properties:
Risk rating
Pass	$16,883	$14,165	$13,623	$24,049	$22,068	$52,065	$—	$142,853
Special mention	—	—	—	—	—	739	—	739
Substandard	10,100	—	—	1,897	—	5,642	—	17,639
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$26,983	$14,165	$13,623	$25,946	$22,068	$58,446	$—	$161,231
Real estate secured by other commercial properties:
Risk rating
Pass	$47,898	$44,938	$33,588	$73,625	$39,617	$108,204	$—	$347,870
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	649	—	—	2,908	—	3,557
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$47,898	$44,938	$34,237	$73,625	$39,617	$111,112	$—	$351,427
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$7,701	$7,701
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$7,701	$7,701
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$15,713	$8,718	$15,364	$23,882	$16,747	$29,057	$—	$109,481
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	331	419	603	—	1,353

	Term Loans by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$15,713	$8,718	$15,364	$24,213	$17,166	$29,660	$—	$110,834
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$2,323	$209	$513	$438	$159	$1,348	$—	$4,990
Special mention	—	—	—	—	—	—	—	—
Substandard	—	240	—	16	—	—	—	256
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$2,323	$449	$513	$454	$159	$1,348	$—	$5,246
State and political subdivisions:
Risk rating
Pass	$126	$3,223	$2,275	$—	$3,428	$10,500	$—	$19,552
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$126	$3,223	$2,275	$—	$3,428	$10,500	$—	$19,552
Total Commercial Loans:
Risk rating
Pass	$140,558	$162,111	$108,397	$158,960	$108,249	$253,004	$83,359	$1,014,638
Special mention	—	—	366	—	—	739	2,108	3,213
Substandard	11,053	240	7,936	2,331	472	11,576	1,365	34,973
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$151,611	$162,351	$116,699	$161,291	$108,721	$265,319	$86,832	$1,052,824

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$24,130	$11,476	$10,818	$4,796	$2,513	$8,138	$86,094	$147,965
Special mention	—	392	—	—	—	—	2,557	2,949
Substandard	—	555	—	113	84	676	845	2,273
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$24,130	$12,423	$10,818	$4,909	$2,597	$8,814	$89,496	$153,187
Construction and land development:
Risk rating
Pass	$53,278	$33,332	$11,404	$13,998	$3,268	$8,056	$—	$123,336
Special mention	—	—	—	—	—	—	—	—
Substandard	—	6,094	—	—	—	34	—	6,128
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$53,278	$39,426	$11,404	$13,998	$3,268	$8,090	$—	$129,464
Real estate secured by multi-family properties:
Risk rating
Pass	$26,080	$17,395	$27,638	$22,402	$9,210	$31,488	$—	$134,213
Special mention	—	—	—	—	—	—	—	—
Substandard	—	471	—	—	—	2,777	—	3,248
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$26,080	$17,866	$27,638	$22,402	$9,210	$34,265	$—	$137,461
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,110	$14,121	$25,747	$23,080	$14,890	$53,062	$—	$145,010
Special mention	656	—	—	—	—	869	—	1,525
Substandard	745	7,027	1,665	—	2,131	5,852	—	17,420
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$15,511	$21,148	$27,412	$23,080	$17,021	$59,783	$—	$163,955
Real estate secured by other commercial properties:
Risk rating
Pass	$42,414	$30,132	$67,747	$40,771	$13,624	$115,015	$—	$309,703
Special mention	—	—	—	—	—	—	—	—
Substandard	—	663	—	—	2,298	726	—	3,687
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$42,414	$30,795	$67,747	$40,771	$15,922	$115,741	$—	$313,390
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$9,890	$16,641	$26,410	$18,786	$8,349	$24,375	$—	$104,451
Special mention	—	—	—	132	—	—	—	132

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Substandard	—	—	339	205	145	507	—	1,196
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$9,890	$16,641	$26,749	$19,123	$8,494	$24,882	$—	$105,779
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$213	$533	$574	$176	$538	$855	$—	$2,889
Special mention	—	—	—	—	—	—	—	—
Substandard	330	—	19	—	—	—	—	349
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$543	$533	$593	$176	$538	$855	$—	$3,238
State and political subdivisions:
Risk rating
Pass	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Total Commercial Loans:
Risk rating
Pass	$172,029	$124,771	$170,338	$127,758	$52,400	$251,860	$91,746	$990,902
Special mention	656	392	—	132	—	869	2,557	4,606
Substandard	1,075	14,810	2,023	318	4,658	10,572	845	34,301
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$173,760	$139,973	$172,361	$128,208	$57,058	$263,301	$95,148	$1,029,809

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$23	$23

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2025 and December 31, 2024:

	Term Loans by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$7,955	$11,286	$12,105	$13,301	$27,074	$43,887	$—	$115,608
Nonperforming	—	—	—	—	—	843	—	843
Total 1-4 family residential mortgages	$7,955	$11,286	$12,105	$13,301	$27,074	$44,730	$—	$116,451
Construction-individual:
Payment performance
Performing	$1,897	$—	$—	$—	$—	$—	$—	$1,897
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$1,897	$—	$—	$—	$—	$—	$—	$1,897
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$52,424	$52,424
Nonperforming	—	—	—	—	—	—	295	295
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$52,719	$52,719
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$1,141	$457	$561	$894	$969	$2,346	$—	$6,368
Nonperforming	—	—	—	90	—	25	—	115
Total real estate secured by 1st lien on 1-4 family properties-personal	$1,141	$457	$561	$984	$969	$2,371	$—	$6,483
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$2,124	$4,602	$2,378	$681	$626	$3,079	$—	$13,490
Nonperforming	—	—	—	15	—	—	—	15
Total real estate secured by junior lien on 1-4 family properties-personal	$2,124	$4,602	$2,378	$696	$626	$3,079	$—	$13,505
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,277	$—	$1,277
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,288	$—	$1,288
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$290	$290
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$290	$290
Other consumer:
Payment performance
Performing	$314	$594	$317	$58	$42	$21	$184	$1,530
Nonperforming	—	—	—	—	—	22	—	22
Total other consumer	$314	$594	$317	$58	$42	$43	$184	$1,552
Total Retail Loans:
Payment performance
Performing	$13,431	$16,939	$15,361	$14,934	$28,711	$50,610	$52,898	$192,884
Nonperforming	—	—	—	105	—	901	295	1,301
Total Retail Loans	$13,431	$16,939	$15,361	$15,039	$28,711	$51,511	$53,193	$194,185

	Term Loans by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$—	$—	$—
Overdrafts	—	—	—	—	—	—	74	74
Other consumer	—	—	7	—	3	—	5	15

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,129	$12,404	$13,901	$28,707	$18,871	$27,643	$—	$113,655
Nonperforming	—	—	—	—	—	768	—	768
Total 1-4 family residential mortgages	$12,129	$12,404	$13,901	$28,707	$18,871	$28,411	$—	$114,423
Construction-individual:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$—	$—	$—	$—	$—	$—	$—	$—
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$47,918	$47,918
Nonperforming	—	—	—	—	—	—	313	313
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$48,231	$48,231
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$599	$721	$968	$1,027	$813	$2,315	$—	$6,443
Nonperforming	—	—	90	—	—	28	—	118
Total real estate secured by 1st lien on 1-4 family properties-personal	$599	$721	$1,058	$1,027	$813	$2,343	$—	$6,561
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$5,241	$3,317	$833	$958	$922	$2,804	$—	$14,075
Nonperforming	—	—	17	—	—	—	—	17
Total real estate secured by junior lien on 1-4 family properties-personal	$5,241	$3,317	$850	$958	$922	$2,804	$—	$14,092
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,433	$—	$1,433
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,444	$—	$1,444
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$209	$209
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$209	$209
Other consumer:
Payment performance
Performing	$785	$487	$127	$104	$16	$32	$202	$1,753
Nonperforming	—	—	—	—	—	29	—	29
Total other consumer	$785	$487	$127	$104	$16	$61	$202	$1,782
Total Retail Loans:
Payment performance
Performing	$18,754	$16,929	$15,829	$30,796	$20,622	$34,227	$48,329	$185,486
Nonperforming	—	—	107	—	—	836	313	1,256
Total Retail Loans	$18,754	$16,929	$15,936	$30,796	$20,622	$35,063	$48,642	$186,742

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$52	$—	$52
Overdrafts	—	—	—	—	—	—	101	101
Other consumer	—	4	8	4	—	—	7	23

Revolving home equity lines of credit secured by 1-4 family properties termed out during 2025 and 2024 were $2,609,000 and $2,477,000 all of which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2025 and December 31, 2024:

September 30, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$133,259	$133,259
Construction and land development	—	—	—	—	119,028	119,028
Real estate secured by multi-family properties	5,763	—	—	5,763	138,783	144,546
Real estate secured by owner-occupied properties	—	—	—	—	161,231	161,231
Real estate secured by other commercial properties	—	—	—	—	351,427	351,427
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	7,701	7,701
Real estate secured by 1st lien on 1-4 family properties-business	316	—	227	543	110,291	110,834
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	5,246	5,246
State and political subdivisions	—	—	—	—	19,552	19,552
Retail:
1-4 family residential mortgages	—	101	527	628	115,823	116,451
Construction-individual	—	—	—	—	1,897	1,897
Revolving home equity secured by 1-4 family properties-personal	339	—	119	458	52,261	52,719
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	90	90	6,393	6,483
Real estate secured by junior lien on 1-4 family properties-personal	24	—	15	39	13,466	13,505
Student loans	—	—	—	—	1,288	1,288
Overdrafts	15	—	—	15	275	290
Other consumer	17	—	—	17	1,535	1,552
Total	$6,474	$101	$978	$7,553	$1,239,456	$1,247,009

December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$153,187	$153,187
Construction and land development	—	—	—	—	129,464	129,464
Real estate secured by multi-family properties	—	—	—	—	137,461	137,461
Real estate secured by owner-occupied properties	150	169	—	319	163,636	163,955
Real estate secured by other commercial properties	—	—	—	—	313,390	313,390
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,652	5,652
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	105,779	105,779
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,238	3,238
State and political subdivisions	—	—	—	—	17,683	17,683
Retail:
1-4 family residential mortgages	114	440	571	1,125	113,298	114,423
Construction-individual	—	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	235	42	119	396	47,835	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	126	—	91	217	6,344	6,561
Real estate secured by junior lien on 1-4 family properties-personal	95	—	17	112	13,980	14,092
Student loans	—	—	—	—	1,444	1,444
Overdrafts	13	—	—	13	196	209
Other consumer	5	—	—	5	1,777	1,782
Total	$738	$651	$798	$2,187	$1,214,364	$1,216,551

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following tables discloses the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2025 and December 31, 2024:

September 30, 2025	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$552	$552
Construction and land development	—	—	6,296	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	139	—	139
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	419	—	419
Real estate secured by junior lien on 1-4 family properties-business	—	—	240	240
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	843	—	843
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	295	—	295
Real estate secured by 1st lien on 1-4 family properties-personal	—	115	—	115
Real estate secured by junior lien on 1-4 family properties-personal	—	15	—	15
Student loans	—	11	—	11
Other consumer	—	22	—	22
Total	$—	$1,859	$7,088	$8,947

December 31, 2024	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$27	$27
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	157	—	157
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	205	—	205
Real estate secured by junior lien on 1-4 family properties-business	—	—	330	330
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	768	—	768
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	313	—	313
Real estate secured by 1st lien on 1-4 family properties-personal	—	118	—	118
Real estate secured by junior lien on 1-4 family properties-personal	—	17	—	17
Student loans	—	11	—	11
Other consumer	—	29	—	29
Total	$—	$1,618	$357	$1,975

QNB recognized interest income of $7,000 and $51,000 on non-accrual loans during the nine months ended September 30, 2025 and 2024, respectively.

The following tables present the collateral-dependent loans by loan category at September 30, 2025 and December 31, 2024:

September 30, 2025	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$426	$—	$126	$552
Construction and land development	5,071	—	1,226	6,297
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	139	—	—	139
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	419	—	—	419
Real estate secured by junior lien on 1-4 family properties-business	180	—	60	240
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	843	—	—	843
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	295	—	—	295
Real estate secured by 1st lien on 1-4 family properties-personal	114	—	—	114
Real estate secured by junior lien on 1-4 family properties-personal	15	—	—	15
Other consumer	—	22	—	22
Total	$7,502	$22	$1,412	$8,936

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2024	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$278	$33	$311
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	175	—	—	175
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	165	165
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	805	—	—	805
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	185	—	110	295
Real estate secured by 1st lien on 1-4 family properties-personal	116	—	—	116
Real estate secured by junior lien on 1-4 family properties-personal	19	—	—	19
Other consumer	—	37	—	37
Total	$1,300	$315	$308	$1,923

Activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2025 and 2024 are as follows:

For the Three Months Ended September 30, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$821	$(167)	$—	$6	$660
Construction and land development	1,135	(56)	—	—	1,079
Real estate secured by multi-family properties	1,838	313	—	—	2,151
Real estate secured by owner-occupied properties	901	(142)	—	—	759
Real estate secured by other commercial properties	1,991	325	—	—	2,316
Revolving real estate secured by 1-4 family properties-business	31	(1)	—	—	30
Real estate secured by 1st lien on 1-4 family properties-business	1,366	(21)	—	2	1,347
Real estate secured by junior lien on 1-4 family properties-business	16	(4)	—	—	12
State and political subdivisions	42	(12)	—	—	30
Retail:
1-4 family residential mortgages	356	(79)	—	—	277
Construction-individual	—	3	—	—	3
Revolving home equity secured by 1-4 family properties-personal	160	(28)	—	—	132
Real estate secured by 1st lien on 1-4 family properties-personal	33	(5)	—	—	28
Real estate secured by junior lien on 1-4 family properties-personal	80	(14)	—	—	66
Student loans	257	(15)	—	4	246
Overdrafts	21	28	(30)	5	24
Other consumer	121	(27)	(3)	4	95
Total	$9,169	$98	$(33)	$21	$9,255

For the Three Months Ended September 30, 2024	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$920	$(8)	$—	$12	$924
Construction and land development	1,388	(90)	—	—	1,298
Real estate secured by multi-family properties	1,818	203	—	—	2,021
Real estate secured by owner-occupied properties	970	(62)	—	—	908
Real estate secured by other commercial properties	1,246	41	—	—	1,287
Revolving real estate secured by 1-4 family properties-business	23	4	—	—	27
Real estate secured by 1st lien on 1-4 family properties-business	1,298	(16)	—	2	1,284
Real estate secured by junior lien on 1-4 family properties-business	11	—	—	—	11
State and political subdivisions	44	3	—	—	47
Retail:
1-4 family residential mortgages	380	11	—	3	394
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	166	9	—	—	175
Real estate secured by 1st lien on 1-4 family properties-personal	134	(5)	—	—	129
Real estate secured by junior lien on 1-4 family properties-personal	79	3	—	—	82
Student loans	336	15	(17)	2	336
Overdrafts	13	29	(22)	8	28
Other consumer	32	17	(14)	1	36
Total	$8,858	$154	$(53)	$28	$8,987

For the Nine Months Ended September 30, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$829	$(192)	$—	$23	$660
Construction and land development	1,336	(257)	—	—	1,079
Real estate secured by multi-family properties	2,012	139	—	—	2,151
Real estate secured by owner-occupied properties	853	(94)	—	—	759
Real estate secured by other commercial properties	1,142	1,144	—	30	2,316
Revolving real estate secured by 1-4 family properties-business	24	6	—	—	30
Real estate secured by 1st lien on 1-4 family properties-business	1,238	102	—	7	1,347
Real estate secured by junior lien on 1-4 family properties-business	339	(327)	—	—	12
State and political subdivisions	34	(4)	—	—	30
Retail:
1-4 family residential mortgages	323	(46)	—	—	277
Construction-individual	—	3	—	—	3
Revolving home equity secured by 1-4 family properties-personal	143	(11)	—	—	132
Real estate secured by 1st lien on 1-4 family properties-personal	31	(3)	—	—	28
Real estate secured by junior lien on 1-4 family properties-personal	77	(11)	—	—	66
Student loans	310	(81)	—	17	246
Overdrafts	18	65	(74)	15	24
Other consumer	35	71	(15)	4	95
Total	$8,744	$504	$(89)	$96	$9,255

For the Nine Months Ended September 30, 2024	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$823	$87	$(23)	$37	$924
Construction and land development	1,252	46	—	—	1,298
Real estate secured by multi-family properties	1,735	286	—	—	2,021
Real estate secured by owner-occupied properties	1,001	(93)	—	—	908
Real estate secured by other commercial properties	1,167	120	—	—	1,287
Revolving real estate secured by 1-4 family properties-business	27	—	—	—	27
Real estate secured by 1st lien on 1-4 family properties-business	1,507	(230)	—	7	1,284
Real estate secured by junior lien on 1-4 family properties-business	14	(3)	—	—	11
State and political subdivisions	55	(8)	—	—	47
Retail:
1-4 family residential mortgages	427	(36)	—	3	394
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	138	37	—	—	175
Real estate secured by 1st lien on 1-4 family properties-personal	182	(53)	—	—	129
Real estate secured by junior lien on 1-4 family properties-personal	105	(23)	—	—	82
Student loans	369	(20)	(23)	10	336
Overdrafts	16	65	(75)	22	28
Other consumer	34	18	(22)	6	36
Total	$8,852	$193	$(143)	$85	$8,987

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

The following table shows the amortized cost basis at September 30, 2025 and December 31, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan class, type of concession granted and the financial effect of the modification:

	September 30, 2025			December 31, 2024
	Amortized Cost Basis	% of Total Loan Class	Financial Effect	Amortized Cost Basis	% of Total Loan Class	Financial Effect
Commercial:
Payment Modification to Interest Only for Six Months:
Real estate secured by owner-occupied properties				$1,000	0.61%	Temporary reduction of principal payments with no extension of term

Payment Modification to Interest Only for 12 Months:
C&I Other	$529	0.40%	Temporary reduction of principal payments with no extension of term	—
Construction Other and Land Development	6,296	5.29%	Temporary reduction of principal payments with no extension of term	—
Total	$6,825			$1,000

There were no payment defaults during the nine months ended September 30, 2025 and 2024 on FDMs. However, FDMs of $6,825,000 modified in 2025 remain on nonaccrual status with a $1,329,000 related allowance due to collateral shortfalls. At September 30, 2025, there were $2,901,000 in commitments to extend credit on the FDMs.

The Company has six relationships with mortgage loans secured by residential real estate totaling $881,000 for which foreclosure proceedings are in process at September 30, 2025.

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

The following tables sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

September 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$19,480	$—	$19,480
U.S. Government agency securities	—	70,210	—	70,210
State and municipal securities (1)	—	86,788	—	86,788
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	185,554	—	185,554
Collateralized mortgage obligations (CMOs)	—	152,618	—	152,618
Corporate debt securities and money market funds	—	23,618	50	23,668
Total securities available-for-sale	—	538,268	50	538,318
Total recurring fair value measurements	$—	$538,268	$50	$538,318

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$5,676	$5,676
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$5,677	$5,677

December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$18,010	$—	$18,010
U.S. Government agency securities	—	66,908	—	66,908
State and municipal securities (1)	—	86,352	—	86,352
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	198,510	—	198,510
Collateralized mortgage obligations (CMOs)	—	161,646	—	161,646
Corporate debt securities and money market funds	—	15,082	51	15,133
Total securities available-for-sale	—	546,508	51	546,559
Total recurring fair value measurements	$—	$546,508	$51	$546,559

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$—	$—
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$1	$1

(1) Includes derivatives designated as fair value hedges.

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the nine months ended September 30, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine-month periods ended September 30, 2025.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2025	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$5,676	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		3.1 to 28.3 years
				Prepayment speeds		90% to 199%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2024	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$—	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-100%
				Liquidation expenses	(3)	0%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		0.4 to 29.2 yrs
				Prepayment speeds		90% to 350%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2025 and 2024:

	Fair value measurements using significant unobservable inputs (Level 3)
	2025	2024
Balance, January 1,	$52	$52
Payments received	(3)	(1)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	1	—
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$50	$51

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at September 30, 2025 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2025;
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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2025 and December 31, 2024:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2025	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$66,331	$66,331	$66,331	$—	$—
Investment securities:
Available-for-sale (1)	538,318	538,318	—	538,268	50
Restricted investment in bank stocks	4,868	4,868	—	4,868	—
Loans held for sale	—	—	—	—	—
Net loans	1,237,274	1,254,582	—	—	1,254,582
Mortgage servicing rights	360	551	—	—	551
Accrued interest receivable	5,002	5,002	—	5,002	—

Financial liabilities
Deposits with no stated maturities	$1,294,253	$1,294,253	$1,294,253	$—	$—
Deposits with stated maturities	387,287	386,166	—	386,166	—
Short-term borrowings	48,703	48,703	48,703	—	—
Long-term debt	—	—	—	—	—
Subordinated debt	39,218	40,100	—	40,100	—
Accrued interest payable	3,833	3,833	—	3,833	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	76	—	76	—

			Fair value measurements
December 31, 2024	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,713	$50,713	$50,713	$—	$—
Investment securities:
Available-for-sale (1)	546,559	546,559	—	546,508	51
Restricted investment in bank stocks	5,436	5,436	—	5,436	—
Loans held for sale	664	664	—	664	—
Net loans	1,207,304	1,212,780	—	—	1,212,780
Mortgage servicing rights	378	556	—	—	556
Accrued interest receivable	4,965	4,965	—	4,965	—

Financial liabilities
Deposits with no stated maturities	$1,247,083	$1,247,083	$1,247,083	$—	$—
Deposits with stated maturities	381,458	379,960	—	379,960	—
Short-term borrowings	53,844	53,844	53,844	—	—
Long-term debt	30,000	30,033	—	30,033	—
Subordinated debt	39,068	40,600	—	40,600	—
Accrued interest payable	7,580	7,580	—	7,580	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	59	—	59	—

(1) Includes derivatives designated as fair value hedges.

10. COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $80,000 at September 30, 2025 and $87,000 at December 31, 2024, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Company's financial instrument commitments is as follows:

	September 30,	December 31,
	2025	2024
Commitments to extend credit and unused lines of credit	$403,122	$329,509
Standby letters of credit	20,190	19,018
Total financial instrument commitments	$423,312	$348,527

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $13,944,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2025 and December 31, 2024 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. There were no lease renewals during the nine months ended September 30, 2025.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2025, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$214,355	15.08%	$113,738	8.00%	$142,172	10.00%
Bank	198,418	13.97	113,644	8.00	142,055	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$173,020	12.17	85,303	6.00	85,303	6.00
Bank	189,083	13.31	85,233	6.00	113,644	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	173,020	12.17	63,977	4.50	N/A	N/A
Bank	189,083	13.31	63,925	4.50	92,336	6.50

Tier 1 capital (to average assets):
The Company	173,020	9.08	76,181	4.00	N/A	N/A
Bank	189,083	9.75	77,534	4.00	96,918	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$214,826	15.56%	110,480	8.00%	138,100	10.00%
Bank	192,057	13.92	110,396	8.00	137,995	10.00

Tier 1 capital (to risk-weighted assets):
The Company	165,995	12.02	82,860	6.00	82,860	6.00
Bank	183,226	13.28	82,797	6.00	110,396	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	165,995	12.02	62,145	4.50	N/A	N/A
Bank	183,226	13.28	62,098	4.50	89,696	6.50

Tier 1 capital (to average assets):
The Company	165,995	8.70	76,357	4.00	N/A	N/A
Bank	183,226	9.71	75,483	4.00	94,353	5.00

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

The following tables present the notional amounts of derivatives designated as fair value hedging instruments at September 30, 2025, and December 31, 2024. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	Interest Rate Swaps-Fair Value Hedges
	At September 30, 2025			At December 31, 2024
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$96,375	$(758)	$75,000	$96,709	$1,566
U.S. Government agencies and GSE mortgage-backed securities	210,733	284,431	(1,597)	225,000	309,546	3,264
Total	$285,733	$380,806	$(2,355)	$300,000	$406,255	$4,830

The following table presents amounts included in the Consolidated Statements of Income for derivatives designated as fair value hedging instruments for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Sheet Classification	2025	2024	2025	2024
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$823	$1,007	$2,469	$3,017
Recognized on hedge portfolio	(668)	(661)	(2,011)	(1,989)
Recognized on remeasurement of fair value hedge	17	57	57	47
U.S. Government agencies and GSE mortgage-backed securities
Recognized on fair value hedge	2,354	3,075	7,252	9,070
Recognized on hedge portfolio	(1,967)	(2,106)	(6,061)	(6,182)
Recognized on remeasurement of fair value hedge	54	93	83	81
Total	$613	$1,465	$1,789	$4,044

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

At September 30, 2025, the carrying cost of the Subordinated Notes on the consolidated balance sheet represents the outstanding balance of the notes net of unamortized origination costs of $782,000 which are amortized to interest expense through September 1, 2029.

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

The Company uses non-GAAP financial information in its analysis of performance. These non-GAAP ratios and calculations provide a better understanding of ongoing operations and comparability with prior period results by showing the effects of significant gains and charges in the periods presented. The Company believes that investors may use these non-GAAP measures to analyze the Company's financial performance without the impact of unusual items or events that may obscure trends. This non-GAAP data is not a substitute for GAAP results and should be considered in addition to results prepared in accordance with GAAP. Non-GAAP financial measures include risks as companies might calculate these measures differently and persons might disagree as to the appropriateness of items included in these measures. Please see table under the RESULTS OF OPERATIONS - OVERVIEW section,"Impact of Merger-Related Costs--GAAP to Non-GAAP Measure Reconciliation."

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2025 of $3,648,000, or $0.98 per share on a diluted basis, compared to net income of $3,338,000, or $0.91 per share on a diluted basis, for the same period in 2024. For the nine-month period ended September 30, 2025, QNB reported net income of $10,109,000, or $2.72 per share on a diluted basis, compared to net income of $8,397,000, or $2.29 per share on a diluted basis, for the same period in 2024.

On September 23, 2025, QNB Corp. and The Victory Bancorp, Inc. (Victory) announced they have entered into a definitive agreement under which QNB will acquire Victory in an all-stock transaction, creating a bank holding company with nearly $2.4 billion in assets. Upon the completion of the merger, the pro-forma post-merger shareholder ownership split would be approximately 76.4% for QNB and 23.6% for Victory. The transaction is expected to close in the fourth quarter of 2025 or first quarter of 2026, subject to satisfaction of customary closing conditions, including regulatory approvals and approval from both QNB and Victory shareholders.
Results for the third quarter and nine months ending September 30, 2025 included significant merger-related costs that are non-recurring of $519,000; the costs are not normal recurring operating expenses. The following table shows calculated impact of the merger-related costs on net income and ratios, reconciling GAAP to non-GAAP measurements:

Impact of Merger-Related Costs--GAAP to Non-GAAP Measure Reconciliation
(Dollars in thousands, except per share data)
	Three months ended,			Nine months ended,
For the period:	9/30/2025	9/30/2024	Variance	9/30/2025	9/30/2024	Variance
Net income (GAAP)	$3,648	$3,338	$310	$10,109	$8,397	$1,712
Merger-related costs	519	—	519	519	—	519
Income tax benefit	(109)	—	(109)	(109)	—	(109)
Merger-related costs, net of tax	410	—	410	410	—	410
Net income excluding impact of merger-related costs (Non-GAAP)	$4,058	$3,338	$720	$10,519	$8,397	$2,122

Share and Per Share Data:
Basic:
EPS using Net income (GAAP)	$0.98	$0.91	$0.07	$2.72	$2.29	$0.43
EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$1.09	$0.91	$0.18	$2.83	$2.29	$0.54
Fully-diluted:
EPS using Net income (GAAP)	$0.98	$0.91	$0.07	$2.72	$2.29	$0.43
EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$1.09	$0.91	$0.18	$2.83	$2.29	$0.54

Average common shares outstanding:
Basic	3,721,501	3,679,799		3,710,824	3,666,937
Diluted	3,735,993	3,682,773		3,723,196	3,666,937

Selected Ratios:
Return on Average Assets (ROAA):
ROAA using Net income (GAAP)	0.76%	0.74%	2 bp	0.72%	0.64%	8 bp
ROAA using Net income excluding impact of merger-related costs (Non-GAAP)	0.85%	0.74%	11 bp	0.74%	0.64%	10 bp
Return on Average Equity (ROAE):
ROAE using Net income (GAAP)	12.49%	13.25%	-76 bp	12.18%	11.83%	35 bp
ROAE using Net income excluding impact of merger-related costs (Non-GAAP)	13.89%	13.25%	64 bp	12.68%	11.83%	85 bp

Average Assets	$1,904,529	$1,792,952		$1,888,321	$1,744,387
AverageEquity	$115,907	$100,192		$110,934	$94,794

Excluding the impact of the merger-related costs net of tax, diluted earnings per share were $1.09 and $2.83 for the three and nine month periods of 2025, respectively. The Bank contributed $12,808,000 to net income for the nine months ended September 30, 2025 compared to $8,466,000 for the same period 2024; and the holding company had a negative contribution of $2,699,000 to net income for the nine months ended September 30, 2025 compared to a negative contribution of $69,000 for the same period 2024. The improved results at the Bank were primarily due to improvement in the interest margin causing a $7,612,000 increase in net interest income and a $140,000 increase in non-interest income; this was partly offset by and an increase in the provision for credit losses on loans and unfunded commitments of $310,000 and an increase in non-interest expense of $1,931,000. The change in contribution from QNB Corp. is primarily due to a decrease in net interest income of $2,312,000, related to the subordinated debt issuance at the end of the third quarter of 2024, an increase in non-interest expense of $793,000, primarily due to merger-related expenses and a decrease of $311,000 in non-interest income due to realized and unrealized gain on the equity portfolio in 2024 compared to none in 2025.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.76% and 12.49%, respectively, for the quarter ended September 30, 2025 compared with 0.74% and 13.25%, respectively, for the quarter ended September 30, 2024. Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.72% and 12.18%, respectively, for the nine months ended September 30, 2025 compared with 0.64% and 11.83%, respectively, for the nine months ended September 30, 2024. . Return on average assets, excluding the impact of the merger-related cost, for the three- and nine-month periods of 2025 was 0.85% and 0.74%, respectively. Return on average equity,excluding the impact of the merger-related cost, for the three- and nine-month periods of 2025 was 0.13.89% and 12.68%, respectively.

Total assets as of September 30, 2025 were $1,903,244,000, compared with $1,870,894,000 at December 31, 2024. Loans receivable at September 30, 2025 were $1,246,529,000, a $30,481,000 increase from $1,216,048,000 at December 31, 2024. Total deposits of $1,681,540,000 at September 30, 2025 increased $52,999,000 compared with total deposits of $1,628,541,000 at December 31, 2024.

Results for the three and nine months ended September 30, 2025 include the following significant components:

•
Net interest income increased $1,871,000, or 16.8%, to $12,998,000 and increased $5,300,000, or 16.6%, to $37,187,000 for the three and nine months ended September 30, 2025, respectively.
•
Net interest margin on a tax-equivalent basis increased 24 basis points for the quarter to 2.72% compared to 2.48% for the same period in 2024. Net interest margin on a tax-equivalent basis increased 19 basis points for the nine months ended September 30, 2025 to 2.64% compared to 2.45% for the same period in 2024.
•
QNB recorded a $98,000 provision for credit losses on loans for the third quarter of 2025, compared with a provision of $154,000 for the same period in 2024. QNB recorded $504,000 in its provision for credit losses on loans for the nine months ended September 30, 2025, compared with $193,000 for the same period in 2024.
•
Non-interest income decreased $120,000, to $1,847,000 for the third quarter and decreased $185,000, to $5,083,000 for the nine months ended September 30, 2025 compared with the same periods in 2024. Excluding realized and unrealized gains (losses) on securities, non-interest income increased $247,000, or 15.4%, to $1,847,000 for the third quarter of 2025 compared to $1,600,000 for the same period in 2024; and increased $449,000, to $5,083,000 for the nine months ended September 30, 2025 compared with $4,634,000 the same period in 2024.
•
Non-interest expense increased $1,546,000 to $10,182,000 for the third quarter of 2025 and increased $2,710,000, to $29,113,000 for the nine months ended September 30, 2025 compared with the same periods in 2024. Non-interest expense, excluding merger-related costs increased $1,027,000, or 11.9% to $9,663,000 for the third quarter of 2025 and increased $2,191,000, or 8.3%,to $28,594,000 for the nine months ended September 30, 2025 compared with the same periods in 2024.
•
Total non-performing loans, comprised of loans on non-accrual status, were $8,947,000, or 0.72% of loans receivable at September 30, 2025, compared to $1,975,000, or 0.16% of loans receivable at December 31, 2024. Net loan recoveries for the nine months ended September 30, 2025 were $7,000, compared with net charge-offs of $58,000 for the same period in 2024.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest income	$23,518	$21,945	$68,826	$61,859
Total interest expense	10,520	10,818	31,639	29,972
Net interest income	12,998	11,127	37,187	31,887
Tax-equivalent adjustment	109	137	349	416
Net interest income (fully taxable-equivalent)	$13,107	$11,264	$37,536	$32,303

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$20,556	4.18%	$216	$12,811	4.94%	$159
U.S. Government agencies	75,965	1.18	224	75,956	1.18	224
State and municipal	104,934	2.87	754	105,674	3.74	989
Mortgage-backed and CMOs	344,214	2.50	2,152	345,119	2.84	2,453
Corporate debt securities and money market funds	66,535	6.11	1,017	8,804	5.97	131
Equities	—	—	—	3,959	4.61	46
Total investment securities	612,204	2.85	4,363	552,323	2.90	4,002
Loans:
Commercial real estate	885,635	5.95	13,285	819,091	5.60	11,525
Residential real estate	116,550	4.52	1,316	110,760	4.21	1,165
Home equity loans	71,090	6.34	1,135	66,239	6.84	1,138
Commercial and industrial	128,744	7.45	2,418	140,980	7.61	2,696
Consumer loans	3,182	8.06	64	3,613	7.75	70
Tax-exempt loans	19,629	4.28	211	18,305	3.88	179
Total loans, net of unearned income*	1,224,830	5.97	18,429	1,158,988	5.76	16,773
Other earning assets	74,054	4.47	835	95,780	5.43	1,307
Total earning assets	1,911,088	4.91	23,627	1,807,091	4.86	22,082
Cash and due from banks	16,062			15,540
Accumulated other comprehensive loss, net of tax	(56,590)			(63,082)
Allowance for credit losses on loans	(9,185)			(8,860)
Other assets	43,154			42,263
Total assets	$1,904,529			$1,792,952
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$377,473	0.98%	933	$356,763	1.00%	898
Municipals	179,161	3.76	1,697	154,619	4.69	1,823
Money market	256,289	2.87	1,852	238,494	3.56	2,132
Savings	277,808	1.28	899	278,247	1.28	896
Time < $100	178,371	3.52	1,583	178,228	4.12	1,846
Time $100 through $250	157,409	3.89	1,545	152,416	4.64	1,777
Time > $250	56,258	3.95	560	49,506	4.61	573
Total interest-bearing deposits	1,482,769	2.43	9,069	1,408,273	2.81	9,945
Short-term borrowings	57,063	3.57	514	34,078	2.18	186
Long-term debt	—	—	—	30,000	4.75	364
Subordinated debt	39,191	9.57	937	13,716	9.42	323
Total borrowings	96,254	5.98	1,451	77,794	4.47	873
Total interest-bearing liabilities	1,579,023	2.64	10,520	1,486,067	2.90	10,818
Non-interest-bearing deposits	195,349			192,652
Other liabilities	14,250			14,041
Shareholders' equity	115,907			100,192
Total liabilities and shareholders' equity	$1,904,529			$1,792,952
Net interest rate spread		2.27%			1.96%
Margin/net interest income		2.72%	$13,107		2.48%	$11,264

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$20,582	4.26%	$656	$8,820	5.10%	$337
U.S. Government agencies	75,963	1.18	672	81,800	1.17	718
State and municipal	105,092	2.87	2,264	107,237	3.56	2,860
Mortgage-backed and CMOs	353,997	2.46	6,544	355,878	2.72	7,262
Corporate debt securities	64,276	6.44	3,106	7,416	5.78	321
Equities	—	—	—	5,487	3.87	159
Total investment securities	619,910	2.85	13,242	566,638	2.74	11,657
Loans:
Commercial real estate	868,880	5.87	38,129	798,714	5.47	32,701
Residential real estate	115,149	4.41	3,809	109,463	4.07	3,337
Home equity loans	69,921	6.39	3,339	64,700	6.83	3,307
Commercial and industrial	140,822	7.42	7,817	141,148	7.57	7,997
Consumer loans	3,327	7.81	194	3,679	7.78	214
Tax-exempt loans	19,260	4.22	608	18,410	3.86	532
Total loans, net of unearned income*	1,217,359	5.92	53,896	1,136,114	5.65	48,088
Other earning assets	61,114	4.46	2,037	61,999	5.45	2,530
Total earning assets	1,898,383	4.87	69,175	1,764,751	4.71	62,275
Cash and due from banks	14,375			13,880
Accumulated other comprehensive loss, net of tax	(58,821)			(66,664)
Allowance for credit losses on loans	(9,102)			(8,897)
Other assets	43,486			41,317
Total assets	$1,888,321			$1,744,387
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$378,157	0.98%	2,765	$337,632	0.89%	2,243
Municipals	158,426	3.87	4,580	139,810	4.76	4,987
Money market	257,392	2.87	5,532	232,140	3.57	6,196
Savings	279,507	1.29	2,693	288,885	1.28	2,769
Time < $100	178,760	3.64	4,870	168,894	3.98	5,027
Time $100 through $250	155,532	4.04	4,700	141,156	4.53	4,790
Time > $250	52,319	4.10	1,605	50,855	4.49	1,709
Total interest-bearing deposits	1,460,093	2.45	26,745	1,359,372	2.72	27,721
Short-term borrowings	58,546	3.79	1,659	57,880	2.33	1,010
Long-term debt	11,758	4.74	423	26,058	4.63	918
Subordinated debt	39,142	9.58	2,812	4,605	9.35	323
Total borrowings	109,446	5.98	4,894	88,543	3.40	2,251
Total interest-bearing liabilities	1,569,539	2.70	31,639	1,447,915	2.77	29,972
Non-interest-bearing deposits	193,173			187,918
Other liabilities	14,675			13,760
Shareholders' equity	110,934			94,794
Total liabilities and shareholders' equity	$1,888,321			$1,744,387
Net interest rate spread		2.17%			1.94%
Margin/net interest income		2.64%	$37,536		2.45%	$32,303

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and nine months ended September 30, 2025 and 2024.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025 compared			September 30, 2025 compared
	to September 30, 2024			to September 30, 2024
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$57	$96	$(39)	$319	$448	$(129)
U.S. Government agencies	—	—	—	(46)	(51)	5
State and municipal	(235)	(6)	(229)	(596)	(57)	(539)
Mortgage-backed and CMOs	(301)	(6)	(295)	(718)	(38)	(680)
Corporate debt securities and money market funds	886	861	25	2,785	2,463	322
Equities	(46)	(46)	—	(159)	(159)	—
Total Investment securities (AFS & Equity)	361	899	(538)	1,585	2,606	(1,021)
Loans:
Commercial real estate	1,760	970	790	5,428	2,840	2,588
Residential real estate	151	61	90	472	174	298
Home equity loans	(3)	87	(90)	32	263	(231)
Commercial and industrial	(278)	(227)	(51)	(180)	(26)	(154)
Consumer loans	(6)	(9)	3	(20)	(21)	1
Tax-exempt loans	32	12	20	76	24	52
Total Loans	1,656	894	762	5,808	3,254	2,554
Other earning assets	(472)	(294)	(178)	(493)	(38)	(455)
Total interest income	1,545	1,499	46	6,900	5,822	1,078
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	35	55	(20)	522	267	255
Municipals	(126)	295	(421)	(407)	659	(1,066)
Money market	(280)	166	(446)	(664)	668	(1,332)
Savings	3	2	1	(76)	(92)	16
Time < $100	(263)	4	(267)	(157)	287	(444)
Time $100 through $250	(232)	63	(295)	(90)	483	(573)
Time > $250	(13)	80	(93)	(104)	48	(152)
Total interest-bearing deposits	(876)	665	(1,541)	(976)	2,320	(3,296)
Short-term borrowings	328	129	199	649	12	637
Long-term debt	(364)	(363)	(1)	(495)	(505)	10
Subordinated debt	614	599	15	2,489	2,421	68
Total borrowings	578	365	213	2,643	1,928	715
Total interest expense	(298)	1,030	(1,328)	1,667	4,248	(2,581)
Net interest income	$1,843	$469	$1,374	$5,233	$1,574	$3,659

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2025 were $1,911,088,000, an increase of $103,997,000, or 5.8%, from the third quarter of 2024, with average loans increasing $65,842,000, or 5.7%, and average investment securities increasing $59,881,000, or 10.8%, over the same period in 2024. Proceeds from the growth in average deposits and the issuance of subordinated debt over the past year were invested in loans and higher-yielding securities. Average loans as a percentage of average earning assets was 64.1% for the third quarter of 2025, unchanged from 64.1% for the third quarter of 2024. On the funding side, average deposits increased $77,193,000, or 4.8%, to $1,678,118,000 for the third quarter of 2025 primarily due to an increase in interest-bearing demand, municipal deposits, money market products and time deposits. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements and FHLB borrowings, increased $22,985,000 to $57,063,000 for the third quarter of 2025 compared to $34,078,000 for the same period in 2024. Proceeds from the issuance of short-term debt were used to payoff long-term debt which decreased on average $30,000,000. During the third quarter of 2024, QNB Corp. issued $40,000,000 of subordinated debt; the carrying value net of deferred costs was $39,218,000 at September 30, 2025.

The net interest margin for the third quarter of 2025 increased 24 basis points to 2.72% from 2.48% for the same period in 2024. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. Repricing strategies on loans and deposits have had a positive impact on the net interest margin.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,545,000, or 7.0%, to $23,627,000 for the third quarter of 2025; total interest expense decreased $298,000 to $10,520,000.

The yield on earning assets on a tax-equivalent basis increased five basis points to 4.91% for the third quarter of 2025, from 4.86% for the third quarter of 2024. The cost of interest-bearing liabilities was 2.64% for the third quarter of 2025, compared with 2.90% for the same period in 2024.

Interest income on investment securities (available-for-sale and equity) increased $361,000 when comparing the third quarters of 2025 and 2024. The average yield on the investment portfolio was 2.85% for the third quarter of 2025 compared with 2.90% for the same period in 2024, a decrease of five basis points.

The yield on U.S. Treasury securities was 4.18% for the second quarter of 2025 compared to 4.94% for the same period in 2024; the decline in rate was more than offset by the average balances increase of $7,745,000 for a net increase in interest income of $57,000. The average balances of U.S. Government agency securities increased $9,000 as the average rate remained unchanged at 1.18%.

Interest income on municipal securities, which are primarily tax-exempt, decreased $235,000 due to an 87 basis-point decrease in rate, and a $740,000 decrease in average balances. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $301,000 and average balances decreased $905,000 and the yield decreased 34 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Interest income on corporate debt and mutual funds increased $886,000 as average balances increased $57,731,000 and the average yield increased 14 basis points. Proceeds from the issuance of subordinated debt were invested in high-yielding securities.

Average balances on equities decreased $3,959,000 as the portfolio was sold during 2024; this was the cause of the $46,000 decrease in dividends comparing the third quarter of 2025 to the same period in 2024. Proceeds from sales of equities in 2024 were reinvested in higher yielding treasury securities.

Income on loans increased $1,656,000 to $18,429,000 when comparing the Third quarters of 2025 and 2024, with a $65,842,000 increase in average balances contributing to an increase in interest income of $894,000 and a 21-basis point increase in yield contributing to a $762,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,760,000 when comparing the third quarters of 2025 and 2024, primarily due to a 35-basis point increase in rate from 5.60% in 2024 to 5.95% and increased average balances of $66,544,000, or 8.1%.

Income on commercial and industrial loans decreased $278,000 when comparing the third quarters of 2025 and 2024. The average yield on these loans decreased 16 basis points to 7.45% resulting in a decrease in income of $51,000; average balances decreased $12,236,000, to $128,744,000 for the third quarter of 2025 resulting in a $227,000 decrease in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $32,000 for the third quarter of 2025 compared to the same period in 2024. Average balances increased $1,324,000 to $19,629,000 for the third quarter of 2025. The yield on municipal loans increased 40 basis points, to 4.28% for the third quarter of 2025, compared with the same period in 2024.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $151,000 when comparing the third quarter of 2025 to the same period in 2024. Average residential mortgage loan balances increased by $5,790,000, or 5.2%, to $116,550,000 for the third quarter of 2025 compared to the same period in 2024, which contributed a $61,000 increase in interest income. The average yield on the portfolio increased 31 basis points and contributed an increase of $90,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2025 period by $4,851,000 to $71,090,000 and the average yield decreased 50 basis points to 6.34% resulting in a $3,000 net decrease in interest income. The yield on the consumer portfolio increased 31 basis points to 8.06% for the third quarter of 2025 and there was a $431,000 decrease in average balances resulting in a net $6,000 decrease in interest income. The decrease in consumer loans was primarily due to the repayment of student loan balances.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $298,000, when comparing the third quarter of 2025 to the same period in 2024. QNB experienced average balance increases in all deposit categories except savings accounts. Average savings balances decreased $439,000 to $277,808,000. QNB offered several new interest-bearing demand and money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings. Average non-interest-bearing demand accounts increased $2,697,000 to $195,349,000 for the third quarter of 2025. Average interest-bearing demand accounts increased $20,710,000, or 5.8%, to $377,473,000 for the third quarter of 2025 and the average rate paid on these deposits decreased two basis points; interest expense on interest-bearing demand accounts increased $35,000 to $933,000 for the same period. Average money market accounts increased $17,795,000, or 7.5%, to $256,289,000 for the third quarter of 2025 compared with the same period in 2024. Interest expense on money market accounts decreased $280,000 to $1,852,000, and the average interest rate paid on money market accounts decreased 69 basis points to 2.87% for the third quarter of 2025. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts decreased $126,000 to $1,697,000 for the third quarter of 2025. The average interest rate paid on municipal interest-bearing demand accounts decreased 93 basis points to 3.76% for the third quarter of 2025 over the same quarter of 2024, and average balances increased $24,542,000 to $179,161,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts increased $3,000 when comparing the third quarter of 2025 to the same quarter of 2024. The average interest rate paid on savings accounts remained the same at 1.28% for the third quarter of 2025. When comparing these same periods, average savings accounts decreased $439,000, or 0.2%, to $277,808,000 for the third quarter of 2025. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2025 of $206,099,000 compared to $202,810,000 in the same period of 2024. The average yield paid on these accounts was 1.69% for the third quarter of 2025 compared to 1.72% for the same period in 2024. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $3,728,000 when comparing the third quarter of 2025 to the same period in 2024.

Interest expense on time deposits totaled $3,688,000 for the third quarter of 2025 compared to $4,196,000 in 2024. Average total time deposits increased $11,888,000 to $392,038,000 for the third quarter of 2025. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $370,048,000, or 96%, of time deposits at September 30, 2025 will mature over the next 12 months. The average rate paid on these time deposits is approximately 3.09%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and short-term FHLB borrowing. Interest expense on short-term borrowings increased $328,000 for the third quarter of 2025 to $514,000 when compared to the same period in 2024. When comparing these same periods, average balances increased $22,985,000 to $57,063,000. The yield on customer repos increased 29 basis points for the third quarter of 2025 to 2.47%. FHLB borrowings increased $35,867,000 over the third quarter of 2024 and interest increased $383,000 in the third quarter of 2025 at an average rate of 4.24%.

Average long-term borrowings decreased $30,000,000 as there were no long-term borrowings for the third quarter of 2024.

During the third quarter of 2024, the QNB Corp. issued $40,000,000 of subordinated debt; the average carrying value net of deferred costs was $39,191,000 for the third quarter of 2025 compared to $13,716,000 for same period in 2024. The average yield increased 15 basis points from 9.42% to 9.57% includes the amortization of the deferred costs. The subordinated debt will initially bear interest at 8.875% per annum from and including the original issue date of the subordinated notes to but excluding September 1, 2029, payable semi-annually in arrears. From September 1, 2029, through maturity or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR plus a spread, payable quarterly in arrears. On or after the fifth anniversary of the original issue date through maturity, the QNB has the option to redeem the subordinated debt, in whole or in part, on any scheduled interest payment date. QNB may also redeem the subordinated debt in whole at any time in the event of certain specified events. The subordinated debt will mature on September 1, 2034.

Net Interest Income and Net Interest Margin – Nine-Month Comparison

For the nine-month period ending September 30, 2025 average earning assets increased $133,632,000, or7.6%, to $1,898,383,000, with average loans increasing 7.2% and average investment securities increasing 9.4%. Average total deposits increased $105,976,000, or 6.8%, to $1,653,266,000 for the nine-month period ended September 30, 2025 compared to the same period in 2024. The net interest margin on a tax-equivalent basis was 2.64% for the nine-month period ended September 30, 2025, a 19-basis point increase from the same period in 2024.

Total interest income on a tax-equivalent basis increased $6,900,000, or 11.1%, to $69,175,000, when comparing the nine-month periods ended September 30, 2025 and September 30, 2024 primarily due to an increase in volume and rate on loans. Interest income on loans increased $3,254,000 as a result of volume and increased $2,554,000 as a result of yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis.

The yield on earning assets increased from 4.71% to 4.87% for the nine-month periods with the yield on loans up 27 basis points to 5.92%. QNB continues to experience pressure on yields due to competitive pressures on loan pricing.

Total interest expense increased $1,667,000 for the nine-month period ended September 30, 2025 compared with the same period in 2024 attributable to an increase in volume. Average interest-bearing liabilities increased $121,624,000 and the average rate paid on interest-bearing liabilities decreased seven basis points to 2.70% for the nine-month period ended September 30, 2025 versus the same period in 2024. Average interest-bearing deposits increased $100,721,000 and the related interest expense decreased $976,000, as the rate decreased 27 basis points, for the nine-month period ended September 30, 2025 versus the same period in 2024. The average balance of total long-term borrowings decreased $14,300,000 for the nine months ended September 30, 2025 compared to the same period in 2024 and the average balance of subordinated debt increased $34,537,000. QNB invested proceeds from the issuance of subordinated debt and deposit growth into loans, investments and paying off long-term borrowings.

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

Based on this analysis, QNB recorded $504,000 in the provision for credit losses on loans for the nine months ended September 30, 2025, through the allowance for credit losses on loans, compared to $193,000 through the provision for credit losses for the same period in 2024. QNB recorded a reversal of provision of $7,000 for the allowance for credit losses for unused commitments in the nine months ended September 30, 2025 compared to a reversal in provision of $6,000 for the same period in 2024.

QNB's allowance for credit losses on loans of $9,255,000 represents 0.74% of loans receivable at September 30, 2025 compared with an allowance for credit losses on loans of $8,744,000, or 0.72% of loans receivable, at December 31, 2024, and $8,987,000, or 0.77%, at September 30, 2024. Management believes the allowance for credit losses on loans at September 30, 2025 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net charge-offs were $12,000 for the three months ended September 30, 2025 compared to net charge-offs of $25,000 for the three months ended September 30, 2024. Charge-offs consisted of overdrafts of $30,000 and other consumer loans of $3,000. Recoveries of approximately $21,000 during the three months ended September 30, 2025 consisted of $16,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $5,000. Annualized net charge-offs as a percentage of average loans receivable were 0.00% for the three months ended September 30, 2025, compared to annualized net charge-offs of 0.01% for the three months ended September 30, 2024.

Net recoveries were $7,000 for the nine months ended September 30, 2025 compared to net charge-offs of $58,000 for the nine months ended September 30, 2024. Charge-offs of approximately $89,000 during the nine months ended September 30, 2025 consisted primarily of overdrafts of $74,000 and consumer loans of $15,000. These were offset by $96,000 in recoveries comprising $81,000 in repayments from borrowers of previously charged-off credits, and $15,000 related to overdraft recoveries. Annualized net recoveries as a percentage of average loans receivable were 0.00% for the nine months ended September 30, 2025, compared to annualized net charge-offs of 0.01% for the nine months ended September 30, 2024.

Non-performing assets were $8,947,000 at September 30, 2025 compared to $1,975,000 as of December 31, 2024 and $1,696,000 at September 30, 2024. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, were 0.72% of loans receivable at September 30, 2025, 0.16% at December 31, 2024 and 0.14% of loans receivable at September 30, 2024. The increase in non-accrual loans was primarily due to one commercial relationship placed on nonaccrual status during 2025. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Commercial loans classified as substandard or doubtful totaled $34,973,000, an increase of $672,000 from the $34,301,000 reported at December 31, 2024 and an increase of $8,140,000 from the $26,833,000 reported at September 30, 2024.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2025, December 31, 2024, or September 30, 2024. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.61% of loans receivable at September 30, 2025 compared with 0.18% at December 31, 2024, and 0.18% at September 30, 2024.

There were two loan modifications to one borrower experiencing financial difficulty identified during the nine months ended September 30, 2025. These two loans continue to be reported as nonaccrual as there is a collateral deficiency. The loans were modified to interest only payments for twelve months. QNB had no other real estate owned or repossessed assets at September 30, 2025, December 31, 2024 or September 30, 2024.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2025	2024	2024
Non-accrual loans	$8,947	$1,975	$1,696
Loans past due 90 days or more and still accruing interest	—	—	—
Total non-performing loans	8,947	1,975	1,696
Total non-performing assets	$8,947	$1,975	$1,696

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,216,987	$1,150,489	$1,135,898
Total loans	1,246,529	1,216,048	1,171,361

Allowance for credit losses on loans	9,255	8,744	8,987

Allowance for loan losses to:
Non-performing loans	103.44%	442.73%	529.89%
Total loans (excluding held-for-sale)	0.74%	0.72%	0.77%
Average total loans (excluding held-for-sale)	0.76%	0.76%	0.79%

Non-performing loans / total loans (excluding held-for-sale)	0.72%	0.16%	0.14%
Non-performing assets / total assets	0.47%	0.11%	0.09%

An analysis of net loan charge-offs (recoveries) for the three and nine months ended September 30, 2025 compared to the same periods in 2024 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net charge-offs (recoveries)	$12	$25	$(7)	$58

Net annualized charge-offs (recoveries) to:
Total loans	0.00%	0.01%	(0.00)%	0.01%
Average total loans excluding held-for-sale	0.00%	0.01%	(0.00)%	0.01%
Allowance for loan losses	0.51%	1.11%	(0.10)%	0.86%

At September 30, 2025 and December 31, 2024, the recorded investment in collateral dependent loans totaled $8,936,000 and $1,923,000 of which $1,848,000 and $1,607,000, respectively, required no specific allowance for loan loss. The recorded investment in collateral dependent loans requiring an allowance for loan losses was $7,088,000 and $357,000 at September 30, 2025 and December 31, 2024, respectively, and the related allowance for loan losses associated with these loans was $1,412,000 and $308,000, respectively. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of collateral dependent loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net gain (loss) on sales and calls of available-for-sale and equity securities	$—	$224	$(224)	(100.0)%	$—	$(495)	$495	N/M%
Unrealized gain (loss) on equity securities	—	143	(143)	(100.0)	—	1,129	(1,129)	(100.0)
Fees for services to customers	521	469	52	11.1	1,453	1,316	137	10.4
ATM and debit card	776	691	85	12.3	2,156	2,032	124	6.1
Retail brokerage and advisory	196	139	57	41.0	477	358	119	33.2
Bank-owned life insurance	86	80	6	7.5	254	252	2	0.8
Merchant	79	84	(5)	(6.0)	236	266	(30)	(11.3)
Net gain on sale of loans	41	19	22	115.8	63	32	31	N/M
Other	148	118	30	25.4	444	378	66	17.5
Total	$1,847	$1,967	$(120)	(6.1)%	$5,083	$5,268	$(185)	(3.5)%

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2025 was $1,847,000, a decrease of $120,000, compared to the third quarter of 2024. Excluding realized and unrealized gains (losses) on securities, non-interest income increased $247,000, or 15.4%, for the third quarter of 2025 compared with the same period in 2024.

There was a net realized gain of $224,000 on the sale of investments for the third quarter of 2024 compared to no gains on the sales of securities in the same period in 2025. During the third quarter of 2024, unrealized gains on investment equity securities of $143,000 were recorded compared to no unrealized gains or losses the same period of 2025. QNB took the strategic opportunity to better position future earnings by selling all equity securities during 2024 and reinvesting the proceeds in treasury securities.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans was $41,000 for the third quarter of 2025 compared to a net loss $19,000 in the third quarter of 2024. The net gain or loss on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment and includes any lower-of-cost-market on the loans held-for-sale. Residential mortgage loans to be sold are identified at origination.

Fees for service to customers increased $52,000 for the third quarter of 2025, as overdraft fees increased $37,000 and other deposit-related fees increased $15,000.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased $57,000 for the third quarter of 2025 compared to the same period in 2024. Advisory fees increased $32,000 and transactional fees increased $25,000 for the third quarter of 2025 compared with the same period in 2024.

ATM and debit card income increased $85,000 due to usage and merchant fees decreased $5,000 for the third quarter of 2025 compared with the same period in 2024. Other non-interest income increased $30,000 due to growth in letter of credit fees of $12,000 for the third quarter of 2025 compared with the same period in 2024 and a loss on the disposal of equipment in 2024 of $18,000 compared to no loss in 2025.

Nine-Month Comparison

Total non-interest income for the nine-month period ended September 30, 2025 was $5,083,000, a decrease of $185,000 over the same period in 2024. Excluding realized and unrealized gain and losses on securities, total non-interest income increased of $449,000, or 9.7%, over the same period in 2024.

There was a net realized loss of $495,000 on the sale of investments for the nine-month period ended September 30, 2024 compared to no gains on the sales of securities in the same period in 2025. During the nine-month period ended September 30, 2024, unrealized gains on investment equity securities of $1,129,000 were recorded compared to no unrealized gains or losses the same period of 2025.

Net gains on sales of loans increased $31,000 to $63,000, when comparing the nine months ended September 30, 2025 to the same period in 2023. Proceeds from the sale of residential mortgages were $2,254,000 and $801,000 for the nine-month period ended September 30, 2025 and 2024, respectively.

Fees for services to customers increased $137,000 to $1,453,000 for the nine months ended September 30, 2025, as overdraft fees increased $94,000 and other deposit-related fees increased $43,000. ATM and debit card fees increased $124,000 over the same period due to volume.

Retail brokerage and advisory fees increased $119,000, or 33.2%, to $477,000 for the nine months ended September 30, 2025 compared to the same period in 2024; advisory fees decreased $2,000 and transaction-based fees increased $129,000.

Merchant income decreased $30,000 due to volume. Other non-interest income increased $66,000 primarily due to growth in letter of credit fees of $30,000 and title insurance company income of $10,000 for the nine months ended September 30, 2025 compared with the same period in 2024, and a loss on the disposal of equipment in 2024 of $15,000 compared to no loss in 2025.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$5,248	$4,650	$598	12.9%	$15,531	$14,662	$869	5.9%
Net occupancy	569	540	29	5.4	1,729	1,653	76	4.6
Furniture and equipment	1,119	991	128	12.9	3,376	2,874	502	17.5
Marketing	214	197	17	8.6	653	691	(38)	(5.5)
Third-party services	833	661	172	26.0	2,283	1,946	337	17.3
Telephone, postage and supplies	127	120	7	5.8	371	369	2	0.5
State taxes	278	149	129	86.6	781	465	316	68.0
FDIC insurance premiums	243	341	(98)	(28.7)	786	1,028	(242)	(23.5)
Merger-related expenses	519	—	519	N/M	519	—	519	N/M
Other	1,032	987	45	4.6	3,084	2,715	369	13.6
Total	$10,182	$8,636	$1,546	17.9%	$29,113	$26,403	$2,710	10.3%

Quarter to Quarter Comparison

Total non-interest expense was $10,182,000 for the third quarter of 2025, an increase of $1,546,000 compared to the second quarter of 2024. For both the three- and nine-month periods of 2025, non-interest expense included merger-related cost of $519,000. Excluding merger-related costs, noninterest expense increased $1,027,000 or 11.9% for the third quarter of 2025, compared to the same period in 2024.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $598,000 to $5,248,000 when comparing the two quarters. Salary expense and related payroll taxes increased $407,000, or 9.7%, to $4,616,000 during the third quarter of 2025 compared to the same period in 2024 due to pay increases. Medical and dental premiums, net of employee contributions, increased $152,000 when comparing the two quarters due to the timing of medical claims as the year-to-date expense is down $179.000.

Net occupancy and furniture and equipment expenses combined increased $157,000 when comparing the third quarters of 2025 and 2024. This is due primarily to increased software maintenance expense. Marketing expense increased $17,000 to $214,000 for the third quarter of 2025, due to timing of advertising campaigns.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $172,000 due to consulting and legal costs. State taxes increased $129,000 due to increased capital at the Bank and the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums decreased $98,000 due to a decrease in the assessment rate.

Other non-interest expense increased $45,000, or 4.6%, due to increases in director fees of $85,000, as fees were bought in line with peers, debit card expense of $23,000 and business development cost of $21,000; partly offset by a decrease in write-offs due to fraud on customer accounts of $96,000.

Nine-Month Comparison

Total non-interest expense was $29,113,000 for the nine-month period ended September 30, 2025, an increase of $2,710,000, or 10.3%, compared to the nine months ended September 30, 2024. Excluding merger-related costs, noninterest expense increased $2,191,000 or 8.3% for the nine months ended September 30, 2025, compared to the same period in 2024.

Salaries and benefits expense increased $869,000 to $15,531,000 for the nine months ended September 30, 2025 compared to the same period in 2024. Salary and related payroll tax expense increased $956,000 during the period, to $13,407,000 and medical and dental costs decreased $179,000, due to the reasons described in the quarter-to-quarter comparison.

Net occupancy and furniture and equipment expense increased $578,000, or 12.8%, to $5,105,000, due to the reasons described in the quarter-to-quarter comparison. Marketing expenses decreased $38,000 due to timing of advertising and promotions. Third-party services increased $337,000, or 17.3%, to $2,283,000 for the nine months ended September 30, 2025.

FDIC insurance premiums decreased $242,000 and state taxes increased $316,000, due to the reasons described in the quarter-to-quarter comparison.

Other non-interest expense increased $369,000 due to the reasons described above in the quarter-to-quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2025, QNB’s net deferred tax asset was $15,351,000. The primary components of deferred taxes are deferred tax assets of which $14,138,000 relates to investment securities fair value adjustments and $1,992,000 relates to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $564,000. As of December 31, 2024, QNB’s net deferred tax asset was $18,325,000 of which $17,186,000 is related to investment securities fair value adjustment and $1,882,000 related to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $531,000. The decrease in the balance of net deferred tax assets when comparing September 30, 2025 to December 31, 2024 of $2,974,000 is due to the unrealized gains on available for sale securities contributing a reduction of $3,048,000.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets except for a $403,000 deferred tax asset related to a state net operating loss.

Applicable income tax expense was $922,000 for the quarter and $2,551,000 for the nine months ended September 30, 2025, compared to $961,000 for the quarter and $2,168,000 for the nine months ended September 30, 2024, respectively. The effective tax rate for the third quarter and nine-month period ended September 30, 2025 was 20.2% and 20.2%, respectively, compared with 22.4% and 20.5%, respectively, for the same periods in 2024. The effective tax rate for the nine months ended September 30, 2025 was lower due to a higher percentage of tax-free income.

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

Total assets at September 30, 2025 were $1,903,244,000 compared with $1,870,894,000 at December 31, 2024. Cash and cash equivalents increased $15,618,000 from $50,713,000 at December 31, 2024 to $66,331,000 at September 30, 2025.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $8,241,000, due to maturities and prepayments of $81,538,000; this was partly offset by purchases of $59,825,000 and improvement in the fair value mark of $14,161,000.

Loans receivable increased $30,481,000 with commercial loans increasing $23,015,000, to $1,052,824,000 at September 30, 2025 compared to $1,029,809,000 at year-end 2024, and retail loans increasing $7,443,000 to $194,185,000 at September 30, 2025, compared with $186,742,000 at year-end 2024.

Deposits grew $52,999,000 from December 31, 2024 to September 30, 2025. Non-interest-bearing demand deposits increased $5,993,000, with balances of $189,492,000 at September 30, 2025 compared with $183,499,000 at year-end 2024. Interest-bearing demand balances, excluding municipal deposits, decreased $5,059,000 to $378,538,000, with decreases in both business and retail interest-bearing checking products. The $13,716,000 increase in money market accounts was primarily due to the premier money market product offered to both personal and business customers. The $786,000 decrease in savings was primarily due to decreases in the traditional statement savings accounts. Total time deposits increased $5,829,000 from December 31, 2024 to September 30, 2025. Municipal deposit balances increased $33,306,000, to $187,555,000, during the first nine months of 2025. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased 9.5%, from $53,844,000 at December 31, 2024 to $48,703,000 at September 30, 2025. FHLB borrowings decreased $15,208,000. Commercial sweep accounts increased $67,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and are offset by business non-interest-bearing demand accounts. Long-term borrowings decrease $30,000,000. During the third quarter of 2024, QNB issued $40,000,000 in subordinated debt. Details can be found in Note 13.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2025 the Bank had a maximum borrowing availability with the FHLB of approximately $446,497,000, which is net of short-term borrowing outstanding of $30,000,000 and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At September 30, 2025 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $6,713,000 since December 31, 2024, totaling $604,649,000 at September 30, 2025. The increase in the liquid sources of funds is primarily due to an increase in cash due to the proceeds from deposit growth. Growth in deposits provided cash flows of $52,999,000, enabled the net paydown on long-term borrowings of $30,000,000 and supporting loan growth. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continue to be steady.

Approximately $286,724,000 and $241,586,000 of available-for-sale debt securities at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2025 was $121,487,000, or 6.38% of total assets, compared with shareholders' equity of $103,349,000, or 5.52% of total assets, at December 31, 2024. Shareholders’ equity at September 30, 2025 included a negative adjustment of $51,533,000 compared to a negative adjustment of $62,646,000 at December 31, 2024, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.85% and 8.59% at September 30, 2025 and December 31, 2024, respectively.

Average shareholders' equity and average total assets were $110,934,000 and $1,888,321,000 for the nine months ended September 30, 2025, an increase of 17.0% and 8.3%, respectively, from the averages for the nine months ended September 30, 2024. The ratio of average total equity to average total assets was 5.87% for the nine months ended September 30, 2025 compared to 5.43% for the same period in 2024.

Retained earnings at September 30, 2025 were impacted by nine months of net income totaling $10,109,000 offset by dividends declared and paid of $4,232,000 for the nine-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The DRIP also allows participants to make additional cash purchases of stock. Stock purchases under the DRIP contributed $635,000 to capital during the nine months ended September 30, 2025. The exercise of stock options contributed $186,000 to capital during the nine months ended September 30, 2025. The Employee Stock Purchase Plan contributed $85,000 to capital during the nine months ended September 30, 2025.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2025, 102,000 shares have been repurchased since the initial authorization in 2008 at an average price of $24.93 and a total cost of $2,543,000. There were no shares repurchased during the nine months ended September 30, 2025 and 2024.

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

The following table sets forth consolidated information for QNB:

	September 30,	December 31,
Capital Analysis	2025	2024
Regulatory Capital
Shareholders' equity	$121,487	$103,349
Net unrealized securities losses, net of tax	51,533	62,646
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	—	—
Common equity tier I capital	173,020	165,995

Tier 1 capital	173,020	165,995
Allowable portion:
Subordinated debt	32,000	40,000
Allowance for credit losses on loans and unfunded commitments	9,255	8,831
Total regulatory capital	$214,275	$214,826
Risk-weighted assets	$1,421,719	$1,381,002
Quarterly average assets for leverage capital purposes	$1,904,529	$1,908,914

	September 30,	December 31,
Capital Ratios	2025	2024
Common equity tier I capital / risk-weighted assets	12.17%	12.02%
Tier 1 capital / risk-weighted assets	12.17%	12.02%
Total regulatory capital / risk-weighted assets	15.07%	15.56%
Tier 1 capital / average assets (leverage ratio)	9.08%	8.70%

At September 30, 2025, common equity Tier 1 and Tier 1 capital to risk-weighted assets and the leverage ratio, increased since December 31, 2024 primarily due to capital growth. Total regulatory capital ratios to risk-weighted assets decreased due to a reduction in allowable subordinated debt included as Tier 2 capital. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2025.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2025 is asset sensitive.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2025 and 2024 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2025	2024
+300	2.84%	3.62%
+200	1.96%	2.61%
+100	1.04%	1.46%
-100	(0.89)%	(2.29)%
-200	(2.39)%	(5.35)%
-300	(6.23)%	(10.29)%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At September 30, 2025, QNB had two derivatives designated as fair value hedging instruments; these interest rate swaps had a notional value of $285,733,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended September 30, 2025. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2025 through July 31, 2025	—	$—	—	98,000
August 1, 2025 through August 31, 2025	—	—	—	98,000
September 1, 2025 through September 30, 2025	—	—	—	98,000
Total	—	$—	—	98,000

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the nine months ended September 30, 2025, no director or officer of QNB adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

QNB Corp.

Date: November 6, 2025	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: November 6, 2025	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank