Form 10-K
period 2025-12-31
QNB CORP.
filed 2026-03-16
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	QNBC	N/A

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

As of February 28, 2026, 3,761,481 shares of common stock of the registrant were outstanding. As of June 30, 2025 the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $106,132,850 based upon the average bid and asked prices of the common stock as reported on the OTCQX.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held June 9, 2026 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania, operated twelve full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2025.

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

At December 31, 2025, QNB had total assets of $1,906,005,000, total loans receivable of $1,262,074,000, total deposits of $1,642,511,000 and total shareholders’ equity of $129,563,000. For the year ended December 31, 2025, QNB reported net income of $14,090,000 compared to net income for the year ended December 31, 2024 of $11,448,000 and December 31, 2023 of $9,483,000.

As previously disclosed, on September 23, 2025, QNB and The Victory Bancorp, Inc., a Pennsylvania corporation (“Victory”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for a business combination whereby Victory will merge with and into QNB (the “Merger”), with QNB as the surviving corporation in the Merger. Immediately after the effective time of the Merger (the “Effective Time”), Victory’s wholly-owned subsidiary bank, The Victory Bank, a Pennsylvania-chartered state bank (“Victory Bank”), will merge with and into QNB Bank, with QNB Bank as the surviving bank in the subsidiary bank merger. The transactions under the Merger Agreement are expected to close during the second quarter of 2026, subject to customary closing conditions.

At February 18, 2026, the Bank had 191 full-time employees and six part-time employees. The Bank’s employees have a customer-oriented philosophy emphasizing personal service and flexible solutions which together make achieving our customers’ goals possible. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

The minimum capital requirements implemented by Basel III, and described below under “Capital Adequacy,” also introduced a capital conservation buffer, comprised of common equity Tier 1 capital, above a banking institution’s minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets in order to avoid limitations on certain distributions, including dividend payments. Under the restrictions applicable to the Bank, to remain “well capitalized,” the Bank had approximately $87,401,000 available for payment of dividends to the Company at December 31, 2025.

Capital Adequacy

In July 2013, the Federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The rules generally implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. Tier 2 capital includes the allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets), qualifying preferred stock, subordinated debt, and qualifying Tier 2 minority interests. The current minimum capital requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. In addition, in order to avoid limitations on certain capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), as of January 1, 2019, a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. At December 31, 2025, QNB’s Tier 1 capital, total capital (Tier 1 and Tier 2 combined) and common equity Tier 1 equity ratios were 12.39%, 15.86%, and 12.39%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2025, QNB’s leverage ratio was 9.02%.

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

Under the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018, the Federal banking agencies adopted the community bank leverage ratio (“CBLR”) framework available to depository institutions having less than $10 billion in total assets and meeting certain other qualifying criteria. The CBLR rules provide that qualifying community banking organizations that adopt the CBLR framework and that maintain a CBLR in excess of 9% will be considered to have met the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules and the capital ratio requirements necessary to be considered “well capitalized.” QNB has not elected to use the CBLR framework at this time.

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
•
Leverage ratio of 5% or more, and
•
Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2025 and 2024, the Bank qualified as well capitalized under these regulatory standards. See Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information.

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

For the years ended December 31, 2025, 2024 and 2023, the Bank recorded $1,033,000, $1,156,000, and $1,058,000, respectively, in FDIC deposit insurance premium expense.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2025 the Bank had $11,000,000 overnight FHLB advances outstanding $55,000,000 in short-tern FHLB borrowings and no long-term debt.

The Bank is required to purchase and maintain stock in the FHLB as a condition of membership in an amount equal to 0.10% of its assets. In addition, each member is required to purchase and maintain activity-based stock of 4% of outstanding advances from the FHLB. At December 31, 2025, the Bank had $3,587,000 in stock of the FHLB.

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

As a lender, QNB is exposed to the risk that its borrowers may be unable to repay their loans and that the current market value of any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of QNB. Adverse changes in the economy or business conditions, either nationally or in QNB’s market areas, could increase credit-related losses and expenses and/or limit growth. Substantially all of QNB’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact QNB adversely. QNB makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for credit losses on loans based on a number of factors. If these assumptions are incorrect, the allowance for credit losses on loans may not be sufficient to cover losses and may cause QNB to increase the allowance in the future by increasing the provision for credit losses on loans, thereby having an adverse effect on operating results. QNB has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks; however, such policies and procedures may not prevent unexpected losses that could have a material adverse effect on QNB’s financial condition or results of operations.

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

At December 31, 2025, our lending limit per borrower was approximately $30,154,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

At December 31, 2025, the Bank had $3,587,000 in capital stock of the FHLB and $12,000 in capital stock of ACBB. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

The Bank has a $2,064,000 non-controlling investment in a discrete class of non-voting limited liability company membership nterests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program,

the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

The Bank owns 3,251 shares of Visa Class B-2 stock post conversion of its original Class B shares, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-2 stock will be converted to Visa Class A shares using a conversion factor (1.5108 as of December 23, 2025), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-2 shares are permitted to transact in Class B-2. Due to the lack of orderly trades and public information of such trades, Visa Class B-2 does not have a readily determinable fair value.

The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and does not have a readily determinable fair value. These restricted investments are carried at cost and evaluated for impairment periodically. As of December 31, 2025, there was no impairment associated with these securities.

Our assets at December 31, 2025 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2025, QNB had a net deferred tax asset of $13,993,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income, our tax planning strategies, or tax rate changes resulting from Federal tax reform do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included in any such allowance.

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

Bank regulators may require such financial institutions to reduce their concentrations and/or maintain higher capital ratios than financial institutions with lower concentrations in CRE. At December 31, 2025, our CRE loans did not result in concentrations that require heightened risk management practices.

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

We may be unsuccessful in integrating the operations of the businesses we acquire or expect to acquire in the future, including our pending acquisition of Victory and Victory Bank.

From time to time, we evaluate the potential acquisition of businesses that we believe will complement our existing business. The impact of future acquisitions on our growth strategy depends on the successful integration of these acquisitions. There are numerous risks and challenges to the successful integration of acquired businesses, including the following: the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into our existing business; limitations on our ability to realize the expected cost savings and synergies from an acquisition; challenges related to integrating acquired operations, including our ability to retain key employees and maintain relationships with significant customers and depositors; challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets; and discovery of previously unknown liabilities following an acquisition associated with the acquired business. If we are unable to successfully integrate the businesses that we acquire, including our pending acquisition of Victory and Victory Bank, which is expected to close, during the second quarter of 2026, subject to customary closing conditions, our business, financial condition and results of operations may be materially adversely affected.

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

QNB uses third-party vendors to assist in monitoring, detecting, and managing cyber threats, including managed security service monitoring, penetration testing, and vulnerability assessment. The Information Security Committee has established risk management guidelines for third-party vendors. QNB conducts due diligence reviews of third-party vendors before contracts or agreements for the provision of services are signed and conducts ongoing due diligence and oversight procedures with the frequency of the procedures determined based on a risk assessment of the services provided. Generally, QNB’s agreements with service providers include cybersecurity and data privacy requirements. All such agreements are reviewed at least annually. QNB cannot guarantee, however, that such agreements, due diligence, and oversight procedures will prevent a cybersecurity incident from impacting information systems. Moreover, as a result of applicable laws and regulations or applicable contractual provisions, QNB may be held responsible for cybersecurity incidents attributed to its service providers in relation to any data that QNB shares with such providers.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (“OTCBB”). QNB had approximately 610 shareholders of record as of February 28, 2026.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2025 and 2024. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2025
First Quarter	$34.95	$35.99	$32.34	$33.93	$0.38
Second Quarter	35.58	35.59	32.90	33.69	0.38
Third Quarter	35.60	36.25	28.05	33.69	0.38
Fourth Quarter	35.25	35.50	34.00	34.65	0.38

2024
First Quarter	$26.19	$27.69	$22.00	$23.00	$0.37
Second Quarter	23.75	23.95	22.25	22.95	0.37
Third Quarter	29.70	30.25	22.70	23.39	0.37
Fourth Quarter	33.92	35.00	28.50	29.14	0.37

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2025 through October 31, 2025	—	$—	—	98,000
November 1, 2025 through November 30, 2025	—	—	—	98,000
December 1, 2025 through December 31, 2025	—	—	—	98,000
Total	—	$—	—	98,000

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
•
the yearly cumulative total shareholder return on the S&P US SmallCap Banks Index, a group encompassing publicly traded banking companies trading on the NYSE or NASDAQ with an average market capitalization of $2.3 billion (individually ranging from $104 million to $27.2 billion); and
•
the yearly cumulative total shareholder return on the S&P U.S. BMI Banks - Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Total Return Performance
QNB Corp.
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
QNB Corp.	100.00	116.72	89.49	93.67	129.21	139.13
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	126.30	106.67	129.34	179.73	247.07

Source: S&P Global Market Intelligence© 2026

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

The Company uses non-GAAP financial information in its analysis of performance. These non-GAAP ratios and calculations provide a better understanding of ongoing operations and comparability with prior period results by showing the effects of significant gains and charges in the periods presented. The Company believes that investors may use these non-GAAP measures to analyze the Company's financial performance without the impact of unusual items or events that may obscure trends. This non-GAAP data is not a substitute for GAAP results and should be considered in addition to results prepared in accordance with GAAP. Non-GAAP financial measures include risks as companies might calculate these measures differently and persons might disagree as to the appropriateness of items included in these measures. Please see table below, "Impact of Merger-Related Costs--GAAP to Non-GAAP Measure Reconciliation."

In 2025, the Company changed its calculation of average assets and average equity to include the impact of accumulated other comprehensive income (loss), net of tax, to align its calculation with its peer group. Prior period information has been restated for this new calculation; specifically impacting the non-GAAP performance ratios for return on average assets and return on average equity.

The following table displays five years of selected financial amounts and ratios for the QNB:

Year ended December 31,	2025	2024	2023	2022	2021
Income and expense
Net interest income	$51,229	$42,862	$40,155	$44,497	$42,127
Provision for credit losses	449	(68)	(844)	(850)	458
Non-interest income	6,957	6,913	4,837	5,731	9,781
Non-interest expense	39,807	35,484	34,109	31,492	30,997
Net income	14,090	11,448	9,483	15,921	16,492

Share and Per Share Data
Net income - basic	$3.79	$3.12	$2.63	$4.47	$4.64
Net income - diluted	3.78	3.12	2.63	4.47	4.64
Book value	34.65	27.96	24.86	19.78	38.41
Cash dividends	1.52	1.48	1.48	1.44	1.40
Average common shares outstanding - basic	3,715,806	3,672,251	3,610,713	3,564,481	3,553,949
Average common shares outstanding - diluted	3,729,246	3,673,697	3,610,713	3,564,481	3,554,138

Balance Sheet at Year-end
Investment securities	$542,830	$546,559	$496,092	$558,581	$704,770
Loans receivable	1,262,074	1,216,048	1,093,533	1,039,385	926,470
Allowance for credit losses on loans	(9,215)	(8,744)	(8,852)	(10,531)	(11,184)
Other earning assets	37,397	39,344	51,210	1,242	4,196
Total assets	1,906,005	1,870,894	1,706,318	1,668,497	1,673,340
Deposits	1,642,511	1,628,541	1,488,713	1,418,369	1,449,745
Total borrowed funds	119,869	122,912	114,094	171,327	78,476
Shareholders' equity	129,563	103,349	90,824	70,958	136,494

Selected Financial Ratios
Net interest margin	2.72%	2.43%	2.39%	2.71%	2.79%
Net income as a percentage of:
Average total assets	0.74	0.65	0.57	0.96	1.04
Average shareholders' equity	12.28	11.78	11.90	17.18	12.06
Average shareholders' equity to average total assets	6.07	5.49	4.77	3.78	8.62
Dividend payout ratio	40.11	47.48	56.37	32.24	30.15

On September 23, 2025, QNB Corp. and The Victory Bancorp, Inc. (Victory) announced a definitive agreement under which QNB will acquire Victory in an all-stock transaction, creating a bank holding company with nearly $2.4 billion in assets.
Upon the completion of the merger, the pro-forma post-merger shareholder ownership split would be approximately 77.2% for QNB and 22.8% for Victory. The transaction is expected to close in the second quarter of 2026, subject to satisfaction of customary closing conditions. Results for the year-ended December 31, 2025 included significant merger-related costs that are non-recurring of $1,138,000; the costs are not normal recurring operating expenses. The following table shows calculated impact of the merger-related costs on net income and ratios, reconciling GAAP to non-GAAP measurements:

Impact of Merger-Related Costs--GAAP to Non-GAAP Measure Reconciliation
(Dollars in thousands, except per share data)
	Twelve months ended,
For the period:	12/31/2025	12/31/2024	Variance
Net income (GAAP)	$14,090	$11,448	$2,642
Merger-related costs	1,138	—	1,138
Income tax benefit	(27)	—	(27)
Merger-related costs, net of tax	1,111	—	1,111
Net income excluding impact of merger-related costs (Non-GAAP)	$15,201	$11,448	$3,753

Share and Per Share Data:
Basic:
EPS using Net income (GAAP)	$3.79	$3.12	$0.67
EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$4.08	$3.12	$0.96
Fully-diluted:
EPS using Net income (GAAP)	$3.78	$3.12	$0.66
EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$4.08	$3.12	$0.96

Selected Ratios:
Return on Average Assets (ROAA):
ROAA using Net income (GAAP)	0.74%	0.65%	9 bp
ROAA using Net income excluding impact of merger-related costs (Non-GAAP)	0.80%	0.65%	15 bp
Return on Average Equity (ROAE):
ROAE using Net income (GAAP)	12.28%	11.78%	50 bp
ROAE using Net income excluding impact of merger-related costs (Non-GAAP)	13.24%	11.78%	146 bp

Net income for the year ended December 31, 2025 was $14,090,000, or $3.78 per share on a diluted basis. This compares to 2024 net income of $11,448,000 or $3.12 per share on a diluted basis and 2023 net income of $9,483,000, or $2.63 per share on a diluted basis. Excluding the impact of the merger-related costs net of tax, diluted earnings per share was $4.08 for the year-ended December 31, 2025. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.74%, 0.65% and 0.57% in 2025, 2024, and 2023, respectively, and return on average shareholders’ equity was 12.28%, 11.78% and 11.90%, respectively, during those same periods. Return on average assets, excluding the impact of the merger-related cost, for the year ended December 31, 2025 was 0.80%. Return on average equity, excluding the impact of the merger-related cost, for the year-ended December 31, 2025 was 13.24%.

The Bank contributed $18,193,000 to net income for the year ended December 31, 2025 compared to $12,237,000 for the same period in 2024; whereas the holding company contributed a net loss of $4,103,000 to consolidated net income for the year ended December 31, 2025 compared to net loss of $789,000 for the same period in 2024. The increase at the Bank was primarily due to improvement in net interest margin. The decrease at the holding company resulted primarily from an increase in interest expense related to the issuance of subordinated debt in 2024 and merger-related expenses.

2025 versus 2024

The results for 2025 include the following significant components:

•
Net interest income increased $8,367,000, or 19.5%, to $51,229,000 for 2025.

•
The net interest margin on a tax-equivalent basis increased 29 basis points to 2.72% for 2025 from 2.43% for 2024.

•
Provision for credit losses was $449,000 for 2025, compared with a reversal of the provision for credit losses was $68,000 for 2024.

•
Non-interest income for 2025 was $6,957,000, an increase of $44,000, or 0.6%, compared with 2024.

•
Non-interest expense for 2025 was $39,807,000, an increase of $4,323,000, or 12.2%, compared with 2024. Excluding merger-related costs, non-interest expense for 2025 was $38,669,000, an increase of $3,185,000, or 9.0%, compared with 2024.

•
Total investment securities decreased $3,729,000, or 0.7%, from December 31, 2024.

•
Loans receivable grew $46,026,000, or 3.8%, from December 31, 2024.

•
Deposits increased $13,970,000, or 0.9%, from December 31, 2024.

•
The holding company issued $40,000,000 in subordinated debt in 2024. Other long-term debt decreased $30,000,000 and short-term borrowings increased $26,757,000, comparing 2025 to 2024.

•
Total non-performing loans, which represent loans on non-accrual status and loans past due 90 days or more and still accruing interest, were $8,793,000, or 0.70% of total loans receivable at December 31, 2024, compared with $1,975,000, or 0.16% of total loans receivable at December 31, 2024. Net recoveries for 2025 were $11,000, or 0.00% of average total loans for 2025, as compared with net charge-offs for 2024 were $59,000, or 0.01% of average total loans for 2024.

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

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2025, 2024, and 2023.

Year ended December 31,	2025	2024	2023
Total interest income	$92,638	$84,068	$69,082
Total interest expense	41,409	41,206	28,927
Net interest income	51,229	42,862	40,155
Tax-equivalent adjustment	447	558	584
Net interest income (tax-equivalent basis)	$51,676	$43,420	$40,739

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and interest-bearing balances at the Federal Reserve Bank of Philadelphia. Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits.

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

2025 versus 2024

On a tax-equivalent basis, net interest income for 2025 increased $8,256,000, or 19.0%, to $51,676,000. The net interest margin, which increased 29 basis points to 2.72%, was favorably impacted by increased rates on and volume of loans. The average rate earned on earning assets increased 17 basis points from 4.73% for 2024 to 4.90% for 2025 with the yield on loans increasing 42 basis points. The yield on investment securities increased six basis points and was favorably impacted by increased yields on U.S. Government agencies and corporate debt securities, partly offset by decreased rates on U.S. Treasuries, state and municipal securities and mortgage-backed securities, causing a decrease in interest income of $1,289,000; the yield was favorably impacted by an increase in average volume of $37,458,000 contributing to a $2,687,000 increase in interest income. The yield on loans was favorably impacted by increased rates on commercial and residential real estate and tax-exempt loan categories, partly offset by rate a decrease in rate on home equity, commercial and industrial and consumer loan categories, contributing to a net $3,666,000 increase in interest income. This was also favorably impacted by a $74,759,000 net increase in average volume, of which $65,392,000 was related to an increase in average commercial real estate loans contributing $3,614,000 in interest income, an increase of $5,570,000 in residential real estate loans average balances contributing $230,000 in interest income, and an increase of $5,566,000 in home equity loans average balances contributing an increase of $379,000 in interest income. The yield on total average interest-bearing liabilities decreased 16 basis points from 2.80% for 2024 to 2.64% for 2025. The growth in loans was funded by the growth in deposits of $88,474,000, or 5.6%. The average rate paid on interest-bearing deposits decreased from 2.71% to 2.40% for the same time periods, respectively, contributing to a decrease in interest expense of $4,749,000; this was partly offset by $82,107,000 increase in average interest-bearing deposits resulting in additional interest expense of $2,406,000. The average rate paid on total borrowings increased from 4.16% to 6.00% for the same time periods, respectively, and contributed to an $809,000 increase in interest expense; average volume increased $14,887,000 and contributed to an increase in interest expense of $1,737,000. Loan and deposit growth was partially offset by the competitive local interest rate market for quality loans and deposits. Net interest spread increased 33 basis points to 2.26% for 2025 compared to 1.93% for 2024.

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

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2025				2024				2023
	Average	Average			Average	Average			Average	Average
	balance	rate	Interest		balance	rate	Interest		balance	rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$20,741	4.18%	$867		$11,682	5.00%	$584		$4,535	5.06%	$229
U.S. Government agencies	75,964	1.18	896		80,332	1.17	942		100,409	1.11	1,119
State and municipal	105,014	2.80	2,936		106,806	3.39	3,623		109,598	2.89	3,164
Mortgage-backed and CMOs	349,007	2.41	8,408		357,977	2.68	9,580		399,599	2.14	8,555
Corporate debt securities and money market funds	65,358	6.42	4,198		17,560	5.76	1,012		6,655	4.40	293
Equities	—	0.00	—		4,269	3.88	166		7,584	4.22	320
Total investment securities	616,084	2.81	17,305		578,626	2.75	15,907		628,380	2.18	13,680
Loans:
Commercial real estate	875,917	5.96	52,194		810,525	5.53	44,805		713,294	4.89	34,900
Residential real estate	115,890	4.47	5,177		110,320	4.12	4,542		107,379	3.73	4,005
Home equity loans	71,280	6.32	4,508		65,714	6.81	4,475		58,144	6.52	3,794
Commercial and industrial	139,423	7.35	10,248		141,998	7.52	10,682		137,966	7.50	10,344
Consumer loans	3,266	7.82	255		3,635	8.12	295		3,889	7.29	283
Tax-exempt loans	19,682	4.32	850		18,507	3.90	721		19,876	3.56	707
Total loans, net of unearned income*	1,225,458	5.98	73,232		1,150,699	5.69	65,520		1,040,548	5.19	54,033
Other earning assets	58,275	4.37	2,548		59,734	5.36	3,199		34,816	5.61	1,953
Total earning assets	1,899,817	4.90	93,085		1,789,059	4.73	84,626		1,703,744	4.09	69,666
Cash and due from banks	14,186				13,847				13,918
Accumulated other comprehensive loss, net of tax	(56,407)				(65,087)				(77,428)
Allowance for credit losses on loans	(9,140)				(8,965)				(8,820)
Other assets	43,281				41,709				39,187
Total assets	$1,891,737				$1,770,563				$1,670,601

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$381,199	0.97%	$3,706		$346,590	0.93%	$3,225		$315,990	0.60%	$1,900
Municipals	159,245	3.76	5,993		146,446	4.64	6,794		131,610	4.46	5,867
Money market	259,201	2.82	7,312		237,071	3.45	8,181		183,004	2.64	4,823
Savings	279,212	1.29	3,591		285,011	1.28	3,651		348,878	1.20	4,187
Time less than $100	176,438	3.57	6,291		170,998	3.98	6,808		121,622	2.63	3,194
Time $100 through $250	154,087	3.95	6,088		145,022	4.53	6,570		107,560	3.59	3,859
Time greater than $250	53,694	4.01	2,152		49,831	4.51	2,247		38,076	3.08	1,171
Total interest-bearing deposits	1,463,076	2.40	35,133		1,380,969	2.71	37,476		1,246,740	2.01	25,001
Short-term borrowings	56,582	3.72	2,103		48,526	2.37	1,148		108,862	3.01	3,273
Long-term debt	8,795	4.74	423		27,869	4.67	1,322		15,712	4.10	653
Subordinated debt	39,167	9.44	3,750		13,262	9.34	1,260		—	—	—
Total borrowings	104,544	6.00	6,276	—	89,657	4.16	3,730	—	124,574	3.15	3,926
Total interest-bearing liabilities	1,567,620	2.64	41,409	—	1,470,626	2.80	41,206	—	1,371,314	2.11	28,927
Non-interest-bearing deposits	194,892				188,525				208,777
Other liabilities	14,443				14,195				10,812
Shareholders' equity	114,782				97,217				79,698
Total liabilities and shareholders' equity	$1,891,737				$1,770,563				$1,670,601
Net interest rate spread		2.26%				1.93%				1.98%
Margin/net interest income		2.72%	$51,676			2.43%	$43,420			2.39%	$40,739

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent. Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2025 vs. 2024			2024 vs. 2023
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$452	$(169)	$283	$362	$(7)	$355
U.S. Government agencies	(51)	5	(46)	(224)	47	(177)
State and municipal	(61)	(626)	(687)	(81)	540	459
Mortgage-backed and CMOs	(240)	(932)	(1,172)	(892)	1,917	1,025
Corporate debt securities and money market funds	2,753	433	3,186	481	238	719
Equities	(166)	—	(166)	(140)	(14)	(154)
Total Investment securities (AFS & Equity)	2,687	(1,289)	1,398	(494)	2,721	2,227
Loans:
Commercial real estate	3,614	3,775	7,389	4,757	5,148	9,905
Residential real estate	230	405	635	109	428	537
Home equity loans	379	(346)	33	494	187	681
Commercial and industrial	(193)	(241)	(434)	303	35	338
Consumer loans	(30)	(10)	(40)	(18)	30	12
Tax-exempt loans	46	83	129	(48)	62	14
Total loans	4,046	3,666	7,712	5,597	5,890	11,487
Other earning assets	(78)	(573)	(651)	1,397	(151)	1,246
Total interest income	6,655	1,804	8,459	6,500	8,460	14,960
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	322	159	481	184	1,141	1,325
Municipals	594	(1,395)	(801)	662	265	927
Money market	764	(1,633)	(869)	1,425	1,933	3,358
Savings	(74)	14	(60)	(767)	231	(536)
Time less than $100	216	(733)	(517)	1,297	2,317	3,614
Time $100 through $250	410	(892)	(482)	1,345	1,366	2,711
Time greater than $250	174	(269)	(95)	362	714	1,076
Total interest-bearing deposits	2,406	(4,749)	(2,343)	4,508	7,967	12,475
Short-term borrowings	191	764	955	(1,814)	(311)	(2,125)
Long-term debt	(905)	6	(899)	508	161	669
Subordinated debt	2,451	39	2,490	1,260	—	1,260
Total borrowings	1,737	809	2,546	(46)	(150)	(196)
Total interest expense	4,143	(3,940)	203	4,462	7,817	12,279
Net interest income	$2,512	$5,744	$8,256	$2,038	$643	$2,681

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)
Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $8,459,000 to $93,085,000 for 2025, while total interest expense increased $203,000 to $41,409,000. Volume growth in earning assets contributed an additional $6,655,000 of interest income and interest rate increases contributed an additional $1,804,000 of interest income. Rate-related interest expense decreased $3,940,000, while volume-related interest expense increased $4,143,000.

Investments

2025 versus 2024

Interest income on available-for-sale and equity investment securities increased $1,398,000 when comparing the two years. The rate on securities increased six basis-points and was negatively impacted by the interest-rate swap that had a more positive impact on the yield in 2024 than 2025. The average yield on the available-for-sale and equity investment portfolio increased to 2.81% for 2025 compared to 2.75% for 2024.

Income on U.S. Government agency securities yields were 1.18% for 2025 compared to 1.17% for 2024. Most of the bonds in the agency portfolio have call features ranging from three months to three years, none of which were exercised during 2025. Average balances, which decreased $4,368,000, reduced interest income by $51,000; partly offset by $5,000 increase in interest income due to rate.

Interest income on state and municipal securities decreased $687,000. Average balances, which decreased $1,792,000, reduced interest income by $61,000. The decrease in yield of 59 basis points from 3.39% in 2024 to 2.80% in 2025 caused a $626,000 decrease to interest income. The rate on the municipal securities, excluding the impact of the interest rate swap, remained unchanged at 2.22%. The impact of the swap was a positive 58 basis points in 2025 and a positive 118 basis points in 2024, this decrease is the primary cause of the 59-basis-point decrease in the yield. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with less favorable tax-equivalent yields. Typically, QNB purchased municipal bonds with 10- to 15-year maturities with call dates between 2 and 5 years. Future demand for tax-exempt municipal securities is uncertain, as the tax-equivalent yield could be less favorable compared to other securities with similar risk-based capital asset-weighting characteristics.

All the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (“GSE”) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs decreased $1,172,000. The rate on the mortgage-backed securities and CMOs, excluding the impact of the interest rate swap, increased 29 basis points from 1.69% in 2024 to 1.98% in 2025. The impact of the swap was a positive 43 basis points in 2025 and a positive 98 basis points in 2024, a decrease of 55 basis points. The net change to rate was a negative 27 basis points. This portfolio generally provides higher yields relative to agency bonds and provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase.

Income on corporate debt securities increased $3,186,000 due to an increase in average balances of $47,798,000 and in yield from 5.76% for 2024 to 6.42% for 2025. Proceeds from the 2024 issuance of subordinated debt were invested in high-yielding securities during 2024 and 2025.

Excess cash at the holding company was invested in U.S. Treasury securities. The 82 basis-point decrease in yield was more than offset by the $9,059 increase in average balances, resulting in a $283,000 increase in interest income on U.S. Treasury securities.

Dividend income on equities decreased $166,000. The equity portfolio was sold during 2024.

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

Interest income on state and municipal securities increased $459,000. Average balances, which decreased $2,792,000, reduced interest income by $81,000. The increase in yield of 50 basis points from 2.89% in 2023 to 3.39% in 2024 contributing $540,000 to interest income more than offset the decrease in interest income caused by volume. The rate and interest income increases on municipal securities were positively impacted by the interest rate swap, contributing 51 basis points of the increase in rate.
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

Income on corporate debt securities increased $719,000 due to an increase in average balances of $10,905,000 and in yield from 4.40% for 2023 to 5.76% for 2024.

Excess cash at the holding company was invested in U.S. Treasury securities during 2024 adding $355,000 to interest income. The yield on U.S. Treasury securities was 5.00% for 2024 compared to 5.06% for 2023. Average balances increased $7,147,000.

Dividend income on equities decreased $154,000 due to a decrease in average balances of $3,315,000. The equity portfolio was sold during 2024.

Loans

2025 versus 2024

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, hotels, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans increased $7,389,000. The increase in average balances of $65,392,000, or 8.1%, contributed an increase in interest income of $3,614,000; the 43-basis-point increase in yield, from 5.53% in 2024 to 5.96% in 2025 contributed $3,775,000 to the increase in interest income.

Income on commercial and industrial loans, the second largest category, decreased $434,000 with average balances decreasing $2,575,000 resulting in a decrease to interest income of $193,000 and an average yield decrease of 17 basis points to 7.35% in 2025 from 7.52% in 2024, contributing to a $241,000 decrease in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $129,000 to $850,000 in 2025. When comparing the same periods, average balances increased $1,175,000 to $19,682,000, which contributed a $46,000 increase in interest income. The average yield on the tax-exempt loan portfolio increased from 3.90% for 2024 to 4.32% for 2025, resulting in an increase in interest income of $83,000.

QNB strives to be the “local consumer lender of choice.” QNB continues to focus on its retail lending efforts by adding new product offerings and by marketing and promotion. Overall, retail lending balances increased $10,767,000 and interest income for retail lending increased $1,796,000 in 2025 compared with 2024, driven by a 65 basis-point increase in yield.

Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,570,000, or 5.0%, to $115,890,000 for 2025. The average yield on the residential real estate portfolio increased 35 basis points to 4.47% for 2025 compared to 4.12% for 2024. Overall, interest income for this segment grew $635,000 in 2025.

Income on home equity loans increased by $1,201,000 when comparing 2025 and 2024. During 2025 and 2024, QNB offered attractive rates on both variable rate and fixed rate home equity loans. Average balances in home equity loans increased $5,566,000, or 8.5%, to $71,280,000 when comparing 2025 and 2024. The yield on the home equity portfolio decreased 49 basis points to 6.32% when comparing the two years. Home values have continued to grow; therefore, we expect the demand for home equity loans will continue.

Interest income on consumer loans decreased $40,000. Consumer loans at QNB experienced a decline in average balances in 2025 of $369,000, or 10.2%, led by a decline in student loans. Student loan balances are no longer insured, and QNB ceased funding originations through its third-party provider during the second half of 2018; average balances decreased $261,000 and interest income decreased $46,000 when comparing 2025 and 2024. Student loans are primarily variable rate loans and interest income was unfavorably impacted by a 132 basis-point decrease in rate.

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

Interest income on consumer loans increased $12,000. Consumer loans at QNB experienced a decline in average balances in 2024 of $254,000, or 6.5%, led by a decline in student loans. Student loan average balances decreased $302,000 and interest income decreased $2,000 when comparing 2024 and 2023. Student loans interest income was favorably impacted by a 160 basis-point increase in rate.

Deposits and Borrowings

2025 versus 2024

Total interest expense for 2025 was $41,409,000 compared with $41,206,000 for 2024, an increase of $203,000. Interest expense on deposits decreased $2,343,000 and interest expense on borrowed funds increased $2,546,000 when comparing the two years. The rate paid on interest-bearing deposits decreased 31 basis points; the rate paid on borrowings increased 184 basis points, when comparing the two periods.

Average non-interest-bearing demand accounts increased $6,367,000, or 3.4%, to $194,892,000 for 2025. Average interest-bearing demand accounts increased $34,609,000, or 10.0%, to $381,199,000 for 2025 compared with 2024, with interest expense on interest-bearing demand accounts increasing $481,000 to $3,706,000 for 2025. The average rate paid increased four basis points to 0.97% for 2025 compared to 0.93% for 2024. Interest-bearing business demand average balances increased by $28,976,000, or 25.8%, and related interest expense increased $491,000, while the yield decreased 16 basis points, when comparing the two years. Also included in the interest-bearing demand category is QNB-Rewards checking, a tiered-rate retail checking account product. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 debit card purchase transactions post and clear per statement cycle. If these qualifications are not met, the rate paid is 0.10%. For 2025, the average balance in this product was $91,929,000 and the related interest expense was $360,000 for an average cost of funds of 0.39%. In comparison, the average balance in this product for 2024 was $91,932,000 and the related interest expense was $373,000 for an average cost of funds of 0.41%. The rate paid on the QNB-Rewards product, assuming qualifications are met, is attractive relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the debit card. The average balance of other interest-bearing demand accounts included in this category increased from $142,347,000 for 2024 to $147,983,000 for 2025. The average rate paid on these balances was 0.05% in 2024 and 2025.

Average money market accounts increased $22,130,000, or 9.3%, to $259,201,000 for 2025 compared with 2024. Interest expense on money market accounts decreased $869,000 to $7,312,000 for 2025 compared with 2024. The average interest rate paid on money market accounts was 2.82% for 2025, a decrease of 63 basis points compared with 2024.

Interest expense on municipal interest-bearing demand accounts decreased $801,000 to $5,993,000 for 2025. The average balance of municipal interest-bearing demand accounts increased $12,799,000, or 8.7%, to $159,245,000 and the average interest rate paid on these accounts decreased 88 basis points to 3.76% for 2025 from 4.64% for 2024. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.15% and 0.35%. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

QNB’s online e-Savings product is the largest category of savings deposits and was created to compete with other online savings accounts. Average e-Savings balances decreased $1,187,000, or 0.6%, to $206,682,000 in 2025 compared with $207,869,000 in 2024. The average cost of funds on these accounts was 1.70% for 2025 and 1.71% for 2024. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and decreased on average by $4,612,000, or 6.0%, to $72,530,000. The average rate paid on traditional savings accounts was 0.11% for 2025, a one basis-point decrease from 0.12% for 2024 and interest expense decreased $14,000, to $77,000 from $91,000 over the same period.

Interest expense on time deposits decreased $1,094,000, to $14,531,000 in 2025, due to a 49-basis-point decrease in yield from 4.27% in 2024 to 3.78% in 2025, partly offset by an $18,368,000 increase in average balances in 2025 to $384,219,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. However, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $360,511,000, or 95.9%, in time deposits will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 3.52%.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers, overnight FHLB borrowing and short-term FRB borrowing with average balances in 2025 of $19,328,000, $37,253,000 and $1,000, respectively. Interest expense on short-term borrowings increased $955,000 to $2,103,000 when comparing the two years. During this period average balances of repurchase agreements decreased $19,127,000 with a 63 basis-point increase in average rate paid, resulting in a decrease of cost of funds of $229,000. The average balances of borrowings from the FHLB increased $37,155,000 with a 73-basis-point decrease in average rate paid, resulting in an increase in cost of funds of $1,623,000. The average balances of FRB short-term borrowings decreased $9,972,000 resulting in a decrease in cost of funds of $439,000.

Average long-term debt decreased $19,074,000 in 2025 to $8,795,000 with a seven basis-point increase in average yield from 4.67% in 2024 to 4.74% in 2025.

During the third quarter of 2024, the QNB Corp. issued $40,000,000 of subordinated debt; the carrying value net of deferred costs was $39,268,000 at December 31, 2025. The average yield of 9.44% for 2025 and 9.34% for 2024 includes the amortization of the deferred costs. The subordinated debt will initially bear interest at 8.875% per annum from and including the original issue date of the subordinated notes to but excluding September 1, 2029, payable semi-annually in arrears. From September 1, 2029, through maturity or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR plus a spread, payable quarterly in arrears. On or after the fifth anniversary of the original issue date through maturity, the QNB has the option to redeem the subordinated debt, in whole or in part, on any scheduled interest payment date. QNB may also redeem the subordinated debt in whole at any time in the event of certain specified events. The subordinated debt will mature on September 1, 2034.

The yield on interest-bearing liabilities decreased 16 basis points to 2.64% for 2025.

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

Average non-interest-bearing demand accounts decreased $20,252,000, or 9.7%, to $188,525,000 for 2024. Average interest-bearing demand accounts increased $30,600,000, or 9.7%, to $346,590,000 for 2024 compared with 2023, with interest expense on interest-bearing demand accounts increasing $1,325,000 to $3,225,000 for 2024. The average rate paid increased 33 basis points to 0.93% for 2024 compared to 0.60% for 2023. Interest-bearing business demand average balances increased by $41,304,000, or 58.2%, and related interest expense increased $1,346,000, or 45 basis points in yield, when comparing the two years. For 2024, the average balance in the QNB-Rewards checking product was $91,932,000 and the related interest expense was $373,000 for an average cost of funds of 0.41%. In comparison, the average balance in this product for 2023 was $93,336,000 and the related interest expense was $389,000 for an average cost of funds of 0.42%. The average balance of other interest-bearing demand accounts included in this category decreased from $151,647,000 for 2023 to $142,347,000 for 2024. The average rate paid on these balances was 0.05% in 2023 and 2024.

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

Average e-Savings balances decreased $48,383,000, or 18.9%, to $207,869,000 in 2024 compared with $256,252,000 in 2023. The average cost of funds on these accounts was 1.71% for 2024 and 1.57% for 2023. Traditional statement savings accounts and club accounts are also included in the savings category and decreased on average by $15,484,000, or 16.7%, to $77,142,000. The average rate paid on traditional savings accounts was 0.12% for 2024, a six basis-point decrease from 0.18% for 2023 and interest expense decreased $79,000, to $91,000 from $170,000 over the same period.

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

The average yield of 9.34% on subordinated debt includes the amortization of the deferred costs.

The yield on interest-bearing liabilities increased 69 basis points to 2.80% for 2024.

Provision for Credit Losses

The provision for credit losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for credit losses on loans and the allowance for credit losses on unused commitments to amounts that are intended to absorb historical loss experience, current conditions and reasonable and supportable forecasts, in the outstanding loan portfolio and the unused commitments. Management believes that it uses the best information available to make determinations about the adequacy of these allowances and that it has established its existing allowances for credit losses on loan and on unused commitments in accordance with U.S. GAAP. The determination of an appropriate level for the allowance for credit losses on loans and the allowance for credit losses on unused commitments are based upon an analysis of the risks inherent in QNB’s loan portfolio. QNB recorded a provision for credit losses on loans of $460,000 for the twelve months ended December 31, 2025 compared to a reversal of the provision for credit losses on loans of $49,000 for the twelve-month period ended December 31, 2024 and a reversal of the provision for credit losses on loans of $828,000 for the twelve-month period ended December 31, 2023. QNB recorded a reversal of the provision for credit losses on unused commitments of $11,000 during 2025, a reversal of the provision for credit losses on unused commitments of $19,000 during 2024 and a reversal of the provision for credit losses on unused commitments of $16,000 during 2023. Net loan recoveries were $11,000 in 2025, or 0.00% of average loans receivable, compared to loan charge-offs of $59,000, or 0.01% of total average loans for 2024, and net loan recoveries of $238,000, or 0.02% of total average loans for 2023. The majority of the recoveries during 2025, 2024 and 2023, were on these previously charged off commercial loans and student loans. 2025 was partly offset and 2024 was offset by net charge-offs in overdrafts and student loans. Deterioration in credit quality resulting in charge-offs or significant growth in the loan portfolio may result in a higher provision for credit losses on loans in 2026.

Non-Interest Income

Non-interest income comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
Fees for services to customers	$1,986	$1,770	$1,651	$216	$119	12.2%	7.2%
ATM and debit card	2,991	2,740	2,735	251	5	9.2	0.2
Retail brokerage and advisory	648	476	862	172	(386)	36.1	-44.8
Bank-owned life insurance	338	332	320	6	12	1.8	3.8
Merchant	321	348	394	(27)	(46)	-7.8	-11.7
Net (loss) gain on sale of investment securities	—	919	(2,077)	(919)	2,996	N/M	N/M
Unrealized gain (loss) on investment equity securities	—	(215)	250	215	(465)	N/M	N/M
Net gain on sale of loans	63	29	16	34	13	N/M	N/M
Other	610	514	686	96	(172)	18.7	-25.1
Total	$6,957	$6,913	$4,837	$44	$2,076	0.6%	42.9%

N/M - Not Meaningful

2025 versus 2024

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and debit card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $6,957,000 in 2025 compared with $6,913,000 in 2024, an increase of $44,000, or 0.6%. Excluding the unrealized (losses) gains on equity securities and gains (losses) on sales of investment securities, noninterest income was $6,957,000 in 2025 compared to $6,209,000 in 2024, a decrease of $748,000, or 12.0%.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,986,000 for 2025, an increase of $216,000 from 2024. Overdraft income, which represented approximately 75% of total fees for services to customers in both 2025 and 2024, increased by $161,000, or 12.1%, when comparing 2025 to 2024. The increase in overdraft income primarily reflects an increase in the number of overdraft occurrences. Other fees for services increased $55,000 primarily due to the increase in deposit accounts.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $2,991,000 in 2025, an increase of $251,000 from the amount recorded in 2024. Debit card interchange income increased $250,000 to $2,945,000 in 2025, while ATM surcharge income and monthly card fee income increased $1,000 to $46,000. The growth in checking accounts and card usage contributed to the increase in debit card income, including the QNB Rewards checking product, a tiered-rate checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

QNB provides securities and advisory services under the name QNB Financial Services through an independent third-party registered Broker/Dealer and Registered Investment Advisor. QNB receives a percentage of the revenue generated but is responsible for salaries and expenses of advisors who are QNB employees. Retail brokerage and advisory revenue was $648,000 for 2025 compared with $476,000 for 2024, an increase of $172,000, or 36.1%. Advisory fees increased $23,000 comparing 2025 to 2024 due to an increase in client balances. Sales in front-loaded products, such as annuities and alternative investments (which include private equity, hedge funds, managed futures, real estate “REITs”, commodities and derivatives contracts) and trailing income related to these increased $149,000 in 2025 over 2024. In 2025, the net income provided by QNB Financial Services was $185,000, compared with $112,000 in net income for 2024.

Income on bank-owned life insurance (“BOLI”) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which limit how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2025 was $338,000 compared to $332,000 for 2024.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $321,000 for 2025, a decrease of $27,000 compared to the amount reported in 2024.

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

Net gains (losses) on sales of investment securities were $919,000 for the year ended December 31, 2024, there were no sales in 2025. Net gains from sales of equity securities were $2,015,000 in 2024. QNB completed the exchange offer to convert the Bank's Visa B-1 shares to B-2 and C shares in the second quarter of 2024; QNB sold the Visa Class C shares in the fourth quarter of 2024 and realized a gain of $1,498,000. QNB sold its other equity securities and realized a gain of $517,000 during the twelve months ended December 31, 2024. Net loss on the sale of fixed income securities was $1,096,000 for 2024. QNB improved the efficiency of its investment portfolio by executing sales of low yielding fixed rate available-for-sale securities during. QNB sold both state and municipal securities and mortgage-backed and CMO securities totaling $13,139,000 during 2024. Unrealized losses on equity securities of $215,000 were recorded during 2024.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $63,000 and $29,000 for 2025 and 2024, respectively. Mortgage financing activity was greater in 2025, due to available properties. Proceeds from the sale of residential mortgages were $2,254,000 and $1,765,000 for the years ended December 31, 2025 and 2024, respectively. Included in the gains on the sale of residential mortgages in 2025 and 2024 are $17,000 and $13,000, respectively, related to the recognition of mortgage servicing assets.

QNB retains servicing rights for residential mortgages sold in the secondary market. A servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $105,000 for 2025 and $116,000 for 2024 is included in other non-interest income.

Other non-interest income, excluding mortgage servicing income, was $505,000 for 2025, an increase of $107,000 from the amount recorded in 2024. Letter of credit fees increased $46,000 and title company income increased $20,000 when comparing 2025 to 2024.

2024 versus 2023

Total non-interest income was $6,913,000 in 2024 compared with $4,837,000 in 2023, an increase of $2,076,000. Excluding the unrealized (losses) gains on equity securities and gains (losses) on sales of investment securities, noninterest income was $6,209,000 in 2024 compared to $6,664,000 in 2023, a decrease of $455,000.

Fees for services to customers were $1,770,000 for 2024, an increase of $119,000 from 2023. Overdraft income, which represented approximately 75% of total fees for services to customers in 2024 and 78% in 2023, increased by $38,000, or 2.9%, when comparing 2024 to 2023. Other fees for services increased $119,000 primarily due to the increase in deposit accounts.

ATM and debit card income was $2,740,000 in 2024, an increase of $5,000 from the amount recorded in 2023. Debit card interchange income increased $10,000 to $2,695,000 in 2024, while ATM surcharge income and monthly card fees income decreased $5,000 to $45,000.

Retail brokerage and advisory revenue was $476,000 for 2024 compared with $862,000 for 2023, a decrease of $386,000, or 44.8%. Advisory fees decreased $461,000 comparing 2024 to 2023 due to a decrease in client balances following employee turnover. Sales in front-loaded products increased $75,000 in 2024 over 2023. In 2024, the net income provided by QNB Financial Services was $112,000, compared with $186,000 in net income for 2023.

Income on BOLI policies during 2024 was $332,000 compared to $320,000 for 2023. Merchant income was $348,000 for 2024, a decrease of $46,000 compared to the amount reported in 2023.

Net gains (losses) on sales of investment securities increased $2,996,000 to a net gain of $919,000 for the year ended December 31, 2024, compared with a net loss of $2,077,000 for the year ended December 31, 2023. Net gains from sales of equity securities were $2,015,000 in 2024 compared to a net loss of $19,000 in 2023. QNB sold the Visa Class C shares in the fourth quarter of 2024 and realized a gain of $1,498,000. QNB sold its other equity securities and realized a gain of $517,000 during the twelve months ended December 31, 2024 compared to a loss of $19,000 for the same period of 2023. Net loss on the sale of fixed income securities was $1,096,000 for 2024 compared to a net loss of $2,058,000 for 2023. QNB improved the efficiency of its investment portfolio by executing sales of low yielding fixed rate available-for-sale securities during 2023 and 2024. QNB sold both state and municipal securities and mortgage-backed and CMO securities totaling $13,139,000 during 2024 and $33,213,000 during 2023. Unrealized losses on equity securities of $215,000 were recorded during 2024 compared to unrealized gains of $250,000 during 2023.

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

Non-Interest Expense

Non-interest expense comparison
				Change from prior year
				$ Change		% Change
Year ended December 31,	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
Salaries and employee benefits	$21,261	$19,741	$19,026	$1,520	$715	7.7%	3.8%
Net occupancy	2,320	2,207	2,223	113	(16)	5.1	-0.7
Furniture and equipment	4,434	3,973	3,602	461	371	11.6	10.3
Marketing	1,038	1,044	964	(6)	80	-0.6	8.3
Third party services	3,069	2,595	2,422	474	173	18.3	7.1
Telephone, postage and supplies	511	505	571	6	(66)	1.2	-11.6
State taxes	947	577	367	370	210	64.1	57.2
FDIC insurance premiums	1,033	1,156	1,058	(123)	98	-10.6	9.3
Merger-related	1,138	—	—	1,138	—	N/M	N/M
Other	4,056	3,686	3,876	370	(190)	10.0	-4.9
Total	$39,807	$35,484	$34,109	$4,323	$1,375	12.2%	4.0%

2025 versus 2024

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $39,807,000 in 2025, an increase of $4,323,000, or 12.2%, from the $35,484,000 in 2024. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue (tax-equivalent net interest income plus non-interest income). QNB’s efficiency ratios for 2025, 2024 and 2023 were 67.9%, 70.5%, and 74.8%, respectively. The favorable decrease in the 2025 efficiency ratio is primarily due to an increase in tax-equivalent net interest income of $8,256,000 in 2025 over 2024.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, using various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2025 was $21,261,000, an increase of $1,520,000, or 7.7%, compared with $19,741,000 reported in 2024. Salary expense and related payroll taxes for 2025 were $18,337,000, an increase of $1,455,000, or 8.6%, compared with $16,882,000 reported in 2024, due to annual salary increased and a $684,000 increase in bonus and related tax expense due to performance factors being met or exceeded. Benefit expense for 2025 was $2,924,000, an increase of $65,000, or 2.3%, from the amount recorded in 2024. Medical premiums decreased $53,000 primarily due to a decrease in claims. Retirement plan matching and safe harbor increased $47,000 compared to 2024. QNB utilized unvested forfeited 401(k) contributions to offset retirement plan matching in 2025 and 2024. During 2023, the Bank adopted a Nonqualified Deferred Compensation Plan ("NQDC Plan"). The purpose of the NQDC Plan is to provide a deferred compensation vehicle to which the Bank may credit discretionary amounts on behalf of key employees for recruitment and reward. NQDC Plan expense was $157,000 for the year ended December 31, 2025 compared to $136,000 for the year ended December 31, 2024.

Net occupancy and furniture and equipment expense increased $574,000, to $6,754,000 when comparing 2025 to 2024, due primarily to increased software maintenance.

Marketing expense was $1,038,000 for 2025, a $6,000 decrease from the expense recorded in 2024. QNB’s contributions and sponsorships for not-for-profit organizations, events and clubs in the communities it serves are included in public relations expense which decreased $26,000 in 2025 Advertising and sales promotions costs increased $20,000 in 2025 over 2024.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include information technology services, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services increased $474,000 primarily due to an increase of $325,000 in information technology services.

Telephone, postage and supplies expense increased $6,000 to $511,000 in 2025 compared with 2024, primarily due to an increase in telephone costs due to usage.

The premium assessment formula for small institutions is based on asset growth and related risk assumptions determined by the FDIC as well as capital. Small institutions, for FDIC premium assessments purposes, are defined as those with total consolidated assets less than $10 billion. FDIC insurance premium expense decreased $123,000 in 2025 as there was a higher assessment rate during 2024.

State tax expense represents the payment of the Pennsylvania Shares Tax and Pennsylvania sales and use tax. State tax expense was $947,000 and $577,000 for the years 2025 and 2024, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank. The increase in Pennsylvania Shares Tax is a result of higher capital.

Merger-related costs are not normal recurring operating expenses. The costs during 2025 of $1,138,000 were related to securing the fairness opinion and preparing and reviewing definitive transaction documents, such as the merger agreement, ensuring regulatory compliance. Approximately 89% of these costs are not deductible for income tax purposes.

Other operating expenses for the twelve months ended December 31, 2025 increased $370,000, or 10.0%. There was an increase of $226,000 in director fees as fees were bought in line with peers. There was an increase of $68,000 in write-offs primarily due to fraud on customer and $69,000 increase in business development costs.

2024 versus 2023

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

Salaries and benefits expense for 2024 was $19,741,000, an increase of $715,000, or 3.8%, compared with $19,026,000 reported in 2023. Salary expense and related payroll taxes for 2024 were $16,882,000, an increase of $893,000 compared with $15,989,000 reported in 2023. Benefit expense for 2024 was $2,859,000, a decrease of $178,000, or 5.9%, from the amount recorded in 2023. Medical premiums decreased $225,000 primarily due to a decrease in claims. Retirement plan matching and safe harbor increased $44,000 compared to 2023. NQDC Plan expense was $136,000 for the year ended December 31, 2024 compared to $108,000 for the year ended December 31, 2023.

Net occupancy and furniture and equipment expense increased $355,000, to $6,180,000 when comparing 2024 to 2023, due primarily to increased software maintenance.

Marketing expense was $1,044,000 for 2024, an $80,000 increase from the expense recorded in 2023. Public relations expense decreased $28,000 in 2024 Advertising and sales promotions costs increased $119,000 in 2024 over 2023.

Third party services increased $173,000.

Telephone, postage and supplies expense decreased $66,000 to $505,000 in 2024 compared with 2023, primarily due to reduction in transportation costs for supplies and mail delivery services due to usage.

FDIC insurance premium expense increased $98,000 in 2024 over 2023 due to an increase in capital.

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

Income Taxes

Applicable income tax expense and effective tax rates were $3,840,000, or 21.4% for 2025, $2,911,000, or 20.3% for 2024 and $2,244,000, or 19.1% for 2023. The primary reason for the increased effective tax rate for 2025 over 2024 was due to non-taxable merger-related cost in 2025 and an increase in the valuation allowance. The primary reason for the increased effective tax rate for 2024 over 2023 was due to a decrease in allowable tax-exempt interest due to higher disallowed interest expense related to a higher cost of funds and an increase in the valuation allowance.

QNB expects the effective tax rate in 2026 to be higher than the 21% corporate rate, due to anticipated non-deductible merger-related costs, partly offset by its holdings of tax-free assets, including municipal bonds, municipal loans, and life insurance contracts. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2025	2024	Amount	Percent
Cash and cash equivalents	$50,297	$50,713	$(416)	-0.8%
Investment securities AFS	542,830	546,559	(3,729)	-0.7
Restricted investment in bank stocks	6,663	5,436	1,227	22.6
Loans held for sale	246	664	(418)	-63.0
Loans receivable	1,262,074	1,216,048	46,026	3.8
Allowance for credit losses on loans	(9,215)	(8,744)	(471)	-5.4
Premises and equipment, net	16,886	17,255	(369)	-2.1
Bank-owned life insurance	12,275	11,937	338	2.8
Accrued interest receivable	4,839	4,965	(126)	-2.5
Other assets	19,110	26,061	(6,951)	-26.7
Total assets	$1,906,005	$1,870,894	$35,111	1.9%

Cash and Interest-earning Deposits

Total cash and cash equivalents decreased $416,000 to $50,297,000 at December 31, 2025 from $50,713,000 at December 31, 2024. QNB had interest-bearing balances at the Federal Reserve Bank of $34,780,000 compared with $35,867,000 and interest-bearing balances in a brokerage account of $627,000 compared with $3,414,000 at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and December 31, 2024 there was $1,800,000 and $0, respectively, held as collateral against the fair value swaps held a correspondent bank. Net cash was provided by operating and financing activities. Proceeds received from deposit growth and net proceeds from the issuance of short-term borrowings more than offset the repayment of long-term debt, excess funds were used support loan. The maturity, prepayment and sales of investment securities were used to reinvest in higher-yielding securities and to support loan growth.

Investment Securities and Other Short-Term Investments

At December 31, 2025 and 2024, QNB had no Federal funds sold.

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

Investment Portfolio History
December 31,	2025	2024	2023
Investment Securities Available-for-Sale
U.S. Treasuries	$21,583	$18,010	$6,451
U.S. Government agency	70,850	66,908	74,122
State and municipal	88,787	86,352	89,189
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	182,208	198,510	224,238
Collateralized mortgage obligations (CMOs)	149,203	161,646	89,973
Corporate debt and money market funds	30,199	15,133	6,209
Total investment securities available-for-sale	$542,830	$546,559	$490,182

Investments Available-For-Sale Debt Securities

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2025, the fair value of investment debt securities available-for-sale, including the impact of fair value hedges, was $542,830,000, or $59,217,000 less than the amortized cost of $602,047,000. This compares to a fair value of $546,559,000, or $79,832,000 less than the amortized cost of $626,391,000, at December 31, 2024. The available-for-sale portfolio had a weighted average maturity of approximately 6.0 years at December 31, 2025 and 6.6 years at December 31, 2024 and a weighted average tax-equivalent yield of 2.81% and 2.40% at December 31, 2025 and 2024, respectively.

At December 31, 2025, approximately 74% of QNB’s investment securities available-for-sale were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2025, QNB held no securities of any one issue or any one issuer (excluding the U.S. Treasury, U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. The decrease of the investment portfolio as a percentage of total assets in 2025 is due to the proceeds from payments, maturities and sales being used to fund loan growth. During 2025, $80,940,000 of investment securities available-for-sale were purchased compared with $130,679,000 during 2024. Proceeds from the sale of investment securities available-for-sale were $13,139,000 during 2024 compared with no sales during 2025. Proceeds from maturities, calls and prepayments were $104,326,000 during 2025 compared with $64,959,000 during 2024.

Treasury securities had a fair value of $21,583,000 at December 31, 2025 compared to $18,010,000 at December 31, 2024. Excess cash at the holding company was invested in short-term Treasury securities in 2025 and 2024.

The balance of U.S. Government agency securities increased $3,942,000 to $70,850,000 at December 31, 2025 and represents 13.0% of the available-for-sale investment portfolio, compared with 12.2% at December 31, 2024. U.S. Government agency issued CMO and MBS balances decreased $28,745,000 to $331,411,000 and represents 61.0% of the available-for-sale portfolio compared with 65.9% at December 31, 2024. These bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates increase.

The balance of municipal securities increased $2,435,000 to $88,787,000 at December 31, 2025, representing 16.4% of the available-for-sale portfolio compared with 15.8% at December 31, 2024. QNB focuses on the financial performance of the underlying issuer for municipal bond purchases in addition to the bond rating of the issuer or the rating of bond insurer, if present.

QNB owns one collateralized debt obligations (“CDO”) in the form of a pooled trust preferred security and is included in the Corporate debt category. The security is comprised of securities issued by banks or bank holding companies. QNB owns the mezzanine tranche of this security. The security is structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The trust preferred security the Bank continues to hold has a carrying balance of $50,000 at December 31, 2025 and represents the senior-most obligation of the trust. There was no credit-related impairment charge during 2025, 2024 or 2023. Future estimates of fair value of the remaining security could require recording additional impairment charges through earnings. For additional detail on these securities see Note 18 of the Notes to Consolidated Financial Statements.

The weighted average maturity in the following table is based on the stated contractual maturity or likely call date of all securities except for MBS and CMOs, which are based on estimated average life. The maturity of the portfolio could become shorter if interest rates decline and prepayments on MBS and CMOs increase or securities are called. However, the estimated average life could lengthen if interest rates were to increase and principal payments on MBS and CMOs slowed or securities anticipated to be called extend past their call date.

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2025	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Treasuries
Fair value	$21,583	$—	$—	$—	$21,583
Weighted average yield	3.81%	—	—	—	3.81%
U.S. Government agency:
Fair value	1,962	63,515	5,373	—	$70,850
Weighted average yield	0.74%	1.14%	1.74%	—	1.17%
State and municipal:
Fair value	—	3,274	31,107	54,406	88,787
Weighted average yield	—	2.50%	2.19%	1.98%	2.07%
Mortgage-backed:
Fair value	80	61,611	120,517	—	182,208
Weighted average yield	1.74%	1.46%	1.64%	—	1.58%
Collateralized mortgage obligations (CMOs):
Fair value	668	61,141	87,394	—	149,203
Weighted average yield	1.78%	3.07%	3.50%	—	3.32%
Corporate debt and money market funds:
Fair value	392	5,043	24,764	—	30,199
Weighted average yield	7.07%	6.57%	6.54%	—	6.55%
Total fair value	$24,685	$194,584	$269,155	$54,406	$542,830
Weighted average yield	3.56%	2.01%	2.76%	1.98%	2.45%

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

Investments in Equity Securities

The equity securities portfolio was sold in 2024. Proceeds from the sale of equity securities were $8,880,000, including a net gain of $2,015,000, and purchased $1,170,000 in equities during 2024. QNB completed the exchange offer to convert the Bank's Visa B-1 shares to B-2 and C shares in the second quarter of 2024; QNB sold the Visa Class C shares in the fourth quarter of 2024 and realized a gain of $1,498,000.

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

QNB has comprehensive policies and procedures that define and govern commercial and retail loan originations and the management of risk. All loans are underwritten in a manner that emphasizes the borrowers’ capacity to pay. The measurement of capacity to pay delineates the potential risk of non-payment or default. The higher potential for default determines the need for and amount of collateral required. QNB makes unsecured commercial loans when the capacity to pay is considered substantial. As capacity lessens, collateral is required to provide a secondary source of repayment and to mitigate the risk of loss. Various policies and procedures provide guidance to the lenders on such factors as amount, terms, price, maturity and appropriate collateral levels. Each risk factor is considered critical in ensuring that QNB receives an adequate return for the risk undertaken, and that the risk of loss is minimized.

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. Other than disclosed in the forthcoming Loan Portfolio Table, at December 31, 2025, there was a concentration of loans to lessors of residential buildings and dwellings of 22.6% of total loans and to lessors of nonresidential buildings of 23.5% of total loans, compared with 21.9% and 23.3% of total loans, respectively, at December 31, 2024.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, qualifying originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are generally sold in the secondary market. Mortgage loan origination activity increased in 2025 with $2,254,000 in residential mortgages originated for sale compared with $1,851,000 for 2024. There were $246,000 residential mortgage loans held-for-sale at December 31, 2025 and $664,000 at December 31, 2024. Loan held for sale are carried at the lower of aggregate cost or market.

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

Total loan receivables at December 31, 2025 were $1,262,074,000, an increase of $46,048,000, or 3.8%, from December 31, 2024. A key financial ratio, loans to deposits was 76.8% at December 31, 2025, compared with 74.7% at December 31, 2024. QNB continues to be committed to make loans available to credit worthy consumers and businesses.

Loan Portfolio
December 31,	2025	2024	2023	2022	2021
Commercial:
Commercial and industrial	$139,452	$153,187	$137,086	$160,875	$148,610
Construction and land development	93,862	129,464	116,173	62,955	55,855
Real estate secured by multi-family properties	153,319	137,461	109,193	99,758	69,765
Real estate secured by owner-occupied properties	161,130	163,955	160,695	158,286	147,264
Real estate secured by other commercial properties	364,486	313,390	265,101	260,026	234,375
Revolving real estate secured by 1-4 family properties-business	8,065	5,652	5,442	5,256	5,517
Real estate secured by 1st lien on 1-4 family properties-business	115,114	105,779	103,572	99,805	81,274
Real estate secured by junior lien on 1-4 family properties-business	5,248	3,238	3,445	3,613	3,467
State and political subdivisions	20,646	17,683	18,708	20,971	19,775
Retail:
1-4 family residential mortgages	119,759	114,423	108,906	105,524	97,075
Construction-individual	2,307	—	-	130	3,206
Revolving home equity secured by 1-4 family properties-personal	56,073	48,231	34,231	36,732	33,476
Real estate secured by 1st lien on 1-4 family properties-personal	7,178	6,561	11,981	10,575	11,172
Real estate secured by junior lien on 1-4 family properties-personal	12,937	14,092	15,625	11,018	11,617
Student loans	1,228	1,444	1,662	2,180	2,436
Overdrafts	252	209	194	132	91
Other consumer	1,455	1,782	1,757	1,801	2,172
Total loans	1,262,511	1,216,551	1,093,771	1,039,637	927,147
Net unearned costs (fees)	(437)	(503)	(238)	(252)	(677)
Loans receivable	$1,262,074	$1,216,048	$1,093,533	$1,039,385	$926,470

Loan Maturities and Interest Sensitivity
						Loans due after one year
December 31, 2025	One year or less	After one year through five years	After five through 15 years	After 15 years	Total	With fixed predetermined interest rate	With variable or adjustable interest rates
Commercial:
Commercial and industrial	$82,922	$41,210	$14,546	$774	$139,452	$32,051	$24,479
Construction and land development	27,899	12,139	1,461	52,363	93,862	3,190	62,773
Real estate secured by multi-family properties	19,993	13,069	40,490	79,767	153,319	3,816	129,510
Real estate secured by owner-occupied properties	4,383	11,884	66,782	78,081	161,130	11,179	145,568
Real estate secured by other commercial properties	12,071	16,508	120,361	215,546	364,486	14,945	337,470
Revolving real estate secured by 1-4 family properties-business	7,954	—	111	—	8,065	—	111
Real estate secured by 1st lien on 1-4 family properties-business	865	2,835	33,045	78,369	115,114	3,351	110,898
Real estate secured by junior lien on 1-4 family properties-business	—	629	1,219	3,400	5,248	631	4,617
State and political subdivisions	2,194	2,127	10,616	5,709	20,646	670	17,782
Retail:
1-4 family residential mortgages	—	236	12,438	107,085	119,759	47,593	72,166
Construction-individual	1,608	—	—	699	2,307	—	699
Revolving home equity secured by 1-4 family properties-personal	150	4,221	7,796	43,906	56,073	10,106	45,817
Real estate secured by 1st lien on 1-4 family properties-personal	13	1,622	4,156	1,387	7,178	7,165	—
Real estate secured by junior lien on 1-4 family properties-personal	31	3,497	7,052	2,357	12,937	12,861	45
Student loans	—	67	769	392	1,228	—	1,228
Overdrafts	252	—	—	—	252	—	—
Other consumer	228	1,092	130	5	1,455	1,212	15
Total	$160,563	$111,136	$320,972	$669,840	$1,262,511	$148,770	$953,178

Demand loans and loans with no stated maturity are included in one year or less. Table details final maturity.

The Allowance for Credit Losses on Loans Allocation table on Page 42 shows the percentage composition of the loan portfolio over the past five years. There was little change in the composition of the portfolio between the periods ended December 31, 2025 and 2024. Loans secured by commercial real estate, including loans secured by multi-family, owner-occupied and other commercial properties, remained the largest sector of the portfolio amounting to 53.8% and 50.6% of the portfolio at December 31, 2025 and December 31, 2024, respectively, as the balances in this sector grew by $64,129,000, or 10.4%, from $614,806,000 at December 31, 2024 to $678,935,000 at December 31, 2025. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified, including investment properties, manufacturing facilities, office buildings, hospitality properties, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of regulators in recent years as a potential source of risk. QNB monitors these types of loans closely, obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Credit Losses on Loans table, QNB had no charge-offs in this category in 2025, 2024 or 2023.

Commercial loans secured by residential real estate, which includes first lien, junior lien and revolving lines loans, increased by $13,758,000, or 12.0%, to $128,427,000 at December 31, 2025 and at 10.2% remained fairly level with the overall portfolio compared to 9.4% at December 31, 2024. Non-accrual commercial loans secured by residential real estate were $556,000, $535,000, and $165,000 at December 31, 2025, 2024, and 2023, respectively. There were no charge-offs in this category over the past three years. Net recoveries were $10,000 in 2025, $10,000 in 2024 and $10,000 in 2023.

Commercial and industrial loans, the second largest sector of the portfolio, experienced a decrease in balances of $13,735,000, or 9.0%, to $139,452,000 at December 31, 2025. Commercial and industrial loans represented 11.0% of the portfolio at year-end 2025 compared with 12.6% at December 31, 2024. This category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or are unsecured. During 2025, nonaccrual commercial and industrial loan balances increased $512,000 to $539,000, the majority of which is due to one loan being placed on nonaccrual status of $554,000. During 2024, nonaccrual commercial and industrial loan balances decreased $284,000 to $27,000, the majority of which is due to one loan returning to accrual status of $278,000. During 2023, nonaccrual commercial and industrial loan balances decreased $1,264,000 to $311,000, the majority of which is due to paydowns of $1,264,000.

Construction and land development loans decreased 27.5% to $93,862,000, or 7.5% of the portfolio at December 31, 2025, from $129,464,000, or 10.6% of the portfolio at December 31, 2024. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete, the balance is moved to the appropriate secured by commercial real estate category if the permanent financing is provided by the Bank. There were no charge-offs in the construction loan portfolio since 2011. There was one construction loan on non-accrual of $6,296,000 at December 31, 2025, this was the first loan placed on nonaccrual status in this category since 2014.

Loans to state and political subdivisions increased $2,963,000, or 16.8%, to $20,646,000 at December 31, 2025 from $17,683,000 at December 31, 2024. This sector increased to 1.6% of the total loan portfolio at December 31, 2024 from 1.4% at December 31, 2024. Many municipalities, counties and school districts refinanced their existing bonds or bank debt due to rate.

Residential mortgage loans secured by first lien balances increased by $5,336,000, or 4.7%, to $119,759,000 at December 31, 2025 from $114,423,000 at December 31, 2024. In 2025 and 2024, QNB retained some adjustable and fixed rate mortgages to borrowers with high credit scores and low loan-to-value ratios.

Balances in home equity loans and lines, including first lien, junior lien and revolving line loans, increased $7,304,000, or 10.6%, to $76,188,000 at December 31, 2025. During 2025, QNB continued to offer very attractive rates on both variable and fixed rate home equity loans and lines. These attractive rates, along with excellent customer service, including quick turnaround time, resulted in new originations in home equity loans. QNB expects demand for home equity loans will increase as rates normalize and debt consolidation into mortgage loans decline.

As of December 31, 2025 the balance of student loans was $1,228,000, a decrease of $216,000 compared with December 31, 2024. In 2013, QNB reentered the private student loan market through a relationship with a third party. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. Student loan balances will decline, as their balances are no longer insured, and QNB ceased funding originations through the third party during 2019 and forward.

Overdrafts increased $43,000, to $252,000 at December 31, 2025. Other consumer loan balances decreased $327,000 to $1,455,000 at December 31, 2025.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets. Non-performing assets totaled $8,793,000, or 0.46% of total assets at December 31, 2025 compared to the $1,975,000, or 0.11% of total assets at December 31, 2024.

Total non-performing loans, which represent loans on non-accrual status and loans past due 90 days or more and still accruing interest were $8,793,000, or 0.70% of total loans receivable at December 31, 2025 compared with 1,975,000, or 0.16% of total loans receivable at December 31, 2024. Loans on non-accrual status were $8,793,000 at December 31, 2025 compared $1,975,000 at December 31, 2024. The increase was primarily due to $7,394,000 being placed on nonaccrual; partially offset by paydowns of $576,000. Specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2025, $7,763,000, or approximately 88% of the loans classified as non-accrual, are current or past due less than 30 days.

QNB had no loans 90 days or more past due and still accruing at December 31, 2025 or at December 31, 2024. Total loans that are 30 days or more past due decreased $424,000 to $1,763,000, representing 0.14% of total loans at December 31, 2025 compared with $2,187,000, representing 0.18% of total loans at December 31, 2024.

QNB held no OREO at December 31, 2025 or 2024. There were no repossessed assets as of December 31, 2025 or 2024.

Non-Performing Assets
December 31,	2025	2024	2023	2022	2021
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	—	—
Real estate secured by other commercial properties	—	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-personal	—	—	—	—	—
Student loans	—	—	—	—	—
Overdrafts	—	—	—	—	—
Other consumer	—	—	—	—	—
Total loans past due 90 days or more and accruing	—	—	—	—	—

Non-accrual loans
Commercial:
Commercial and industrial	539	27	311	1,575	3,369
Construction and land development	6,296	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	134	157	175	866	1,000
Real estate secured by other commercial properties	—	—	—	1,165	1,279
Revolving real estate secured by 1-4 family properties-business	—	—	—	76	93
Real estate secured by 1st lien on 1-4 family properties-business	317	205	—	13	30
Real estate secured by junior lien on 1-4 family properties-business	239	330	165	276	361
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	815	768	805	461	721
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	305	313	295	188	375
Real estate secured by 1st lien on 1-4 family properties-personal	113	118	116	138	159
Real estate secured by junior lien on 1-4 family properties-personal	15	17	19	—	53
Student loans	—	11	17	17	37
Other consumer	20	29	37	45	53
Total non-accrual loans	8,793	1,975	1,940	4,820	7,530

Troubled debt restructured loans, not included above	N/A	N/A	N/A	4,301	4,142
Total non-performing assets	$8,793	$1,975	$1,940	$9,121	$11,672
Total non-performing assets as a percent of total assets	0.46%	0.11%	0.11%	0.55%	0.70%
Nonaccrual loans to total loans	0.70	0.16	0.18	0.88	1.26

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans, management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. Commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to show improvement. At December 31, 2025, commercial substandard or doubtful loans totaled $39,217,000, an increase of $4,916,000 from the $34,301,000, reported as of December 31, 2024. The increase was primarily due to one commercial customer with balance of $10,100,000 downgraded from a pass category; partly offset my payments; most of these loans are secured by real estate.

Allowance for Credit Losses on Loans

QNB adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), as amended ("ASU 326"), which replaces the incurred loss methodology with expected credit loss (“CECL”), using the modified retrospective method. QNB recorded a reduction in its allowance for credit losses on loans of $1,089,000 as of January 1, 2023 for the cumulative effect of adopting ASU 326. Since the implementation of ASU 326 on January 1, 2023, the Company may make loan modifications to borrowers experiencing financial difficulty ("FDM"). A FDM could involve principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction or exchanging or paying off existing debt for new debt with the Company. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The allowance for credit losses on loans ("ACL") represents management’s best estimate of expected credit losses in the existing loan portfolio, based on historical experience, current conditions and reasonable and supportable forecasts. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for credit losses on loans in accordance with U.S. generally accepted accounting principles (“US GAAP”). Since the ACL is dependent on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the ACL and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s ACL. Such agencies may require QNB to recognize changes to the ACL based on their judgments about information available to them at the time of their examination. Actual credit losses on loans, net of recoveries, serve to reduce the allowance.

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the ACL. This analysis considers a number of relevant factors including specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans, and concentrations of credit.

Asset and credit quality remained strong in QNB's market area in 2025. The ACL level stated as a percentage of loans receivable increased from 0.72% at December 31, 2024 to 0.73% at December 31, 2025. The ACL on loans increased to $9,215,000 at year-end 2025 from $8,744,000 at year-end 2024.

Allowance for Credit Losses on Loans Allocation
December 31,	2025		2024		2023		2022		2021
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$631	11.0%	$829	12.6%	$823	12.5%	$1,316	15.5%	$3,368	16.0%
Construction and land development	793	7.5	1,336	10.6	1,252	10.6	755	6.1	363	6.0
Real estate secured by multi-family properties	2,344	12.1	2,012	11.3	1,735	10.0	995	9.6	746	7.5
Real estate secured by owner-occupied properties	716	12.8	853	13.5	1,001	14.7	1,549	15.2	1,460	15.9
Real estate secured by other commercial properties	2,414	28.9	1,142	25.8	1,167	24.2	2,458	25.0	2,074	25.3
Revolving real estate secured by 1-4 family properties-business	29	0.6	24	0.5	27	0.5	25	0.5	25	0.6
Real estate secured by 1st lien on 1-4 family properties-business	1,365	9.1	1,238	8.7	1,507	9.5	1,210	9.6	649	8.8
Real estate secured by junior lien on 1-4 family properties-business	11	0.4	339	0.3	14	0.3	30	0.3	386	0.4
State and political subdivisions	25	1.6	34	1.4	55	1.7	94	2.0	69	2.1
Retail:
1-4 family residential mortgages	248	9.5	323	9.4	427	10.0	682	10.2	625	10.5
Construction-individual	3	0.2	—	—	—	—	—	—	—	0.3
Revolving home equity secured by 1-4 family properties-personal	138	4.5	143	4.0	138	3.1	299	3.5	255	3.6
Real estate secured by 1st lien on 1-4 family properties-personal	28	0.6	31	0.5	182	1.1	57	1.0	44	1.2
Real estate secured by junior lien on 1-4 family properties-personal	58	1.0	77	1.2	105	1.4	55	1.1	52	1.3
Student loans	226	0.1	310	0.1	369	0.2	454	0.2	303	0.3
Overdrafts	21	—	18	—	16	—	8	—	5	—
Other consumer	165	0.1	35	0.1	34	0.2	41	0.2	234	0.2
Unallocated	—		—		—		502		505
Total	$9,215	100.0%	$8,744	100.0%	$8,852	100.0%	$10,530	100.0%	$11,163	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Upon the adoption of CECL, performing troubled debt restructured loans are no longer considered impaired. At December 31, 2025 and 2024, the recorded investment in collateral dependent loans totaled $8,793,000 and $1,964,000, respectively, of which $1,704,000 and $1,618,000, respectively, required no specific ACL. The recorded investment in collateral dependent loans requiring a specific ACL was $7,089,000 and $357,000 at December 31, 2025 and 2024, respectively. At December 31, 2024 and 2023, the related ACL associated with these loans was $1,649,000 and $357,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Credit Losses on Loans
	2025	2024	2023	2022	2021
Allowance for credit losses on loans:
Balance, January 1	$8,744	$8,852	$10,531	$11,184	$10,826
Impact of adopting ASC 326			(1,089)
As reported under ASC 326			9,442
Charge-offs
Commercial:
Commercial and industrial	—	23	313	38	—
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	—	—
Real estate secured by other commercial properties	—	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	38
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	—	—	49
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-personal	—	—	—	—	—
Student loans	—	52	57	—	98
Overdrafts	92	101	91	—	69
Other consumer	18	23	14	158	9
Total charge-offs	110	199	475	196	263
Recoveries
Commercial:
Commercial and industrial	29	52	661	306	92
Construction and land development	—	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—	—
Real estate secured by owner-occupied properties	—	—	—	—	—
Real estate secured by other commercial properties	31	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	10	10	10	-	21
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	45	—
State and political subdivisions	—	—	—	—	—
Retail:
1-4 family residential mortgages	—	4	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—
Real estate secured by junior lien on 1-4 family properties-personal	6	—	6	—	7
Student loans	22	30	8	—	5
Overdrafts	18	34	26	6	36
Other consumer	5	10	2	36	2
Total recoveries	121	140	713	393	163
Net (charge-offs) recoveries	11	(59)	238	197	(100)
(Reversal) provision for credit losses on loans	460	(49)	(828)	(850)	458
Balance, December 31	$9,215	$8,744	$8,852	$10,531	$11,184

Total loans (excluding loans held-for-sale)
Average	$1,225,178	$1,150,489	$1,040,121	$967,438	$928,017
Year-end	1,262,074	1,216,048	1,093,533	1,039,385	926,470

Ratios:
Net charge-offs (recoveries) to:
Average loans	0.00%	0.01%	-0.02%	-0.02%	0.01%
Loans at year-end	0.00	0.00	-0.02	-0.02	0.01
Allowance for credit losses on loans	-0.12	0.67	-2.69	-1.87	0.89
(Reversal) provision for credit losses on loan	-2.39	-120.41	28.74	23.18	21.83

Allowance for credit losses on loan to:
Average loans (excluding loans held-for-sale)	0.75%	0.76%	0.85%	1.09%	1.21%
Loans receivable at year-end	0.73	0.72	0.81	1.01	1.21
Nonaccrual loans	104.80	442.73	456.29	218.49	148.53

QNB had net loan recoveries of $11,000, or 0.00% of average loans for 2025 compared to net charge-offs of $59,000, or 0.01% of average loans for 2024 and net recoveries of $238,000, or 0.02% of average loans for 2023. The majority of charge-offs recorded during these periods had specific reserves established during the allowance for credit losses on loans calculation process prior to the decision to charge-off the loan.

Management believes the ACL of $9,215,000 is adequate as of December 31, 2025, in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment include a right-of-use asset of $2,087,000 and $2,618,000 at December 31, 2025 and December 31, 2024 respectively. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease. QNB typically enters into lease agreements with an initial term of 5 to 10 years and subsequent additional optional terms in increments of 5 years. The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed two operating leases during 2024; there were no renewals in 2025. Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets. All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income. Other premises and equipment, net of depreciation increased $162,000 to $14,799,000 at December 31, 2025; this was primarily due to renovations to currently owned properties.

Other assets

Other assets decreased $6,951,000 from $26,061,000 at December 31, 2024 to $19,110,000 at December 31, 2025. Most of the decrease in other assets relates to a decrease to the deferred tax asset resulting from the fair value adjustment on interest rate swaps and the fair value of investment securities available-for-sale. The detail of the net deferred tax asset can be found in Note 12 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2025	2024	Amount	Percent
Deposits	$1,642,511	$1,628,541	$13,970	0.9%
Short-term borrowings	80,601	53,844	26,757	49.7
Long-term debt	—	30,000	(30,000)	-100.0
Subordinated debt	39,268	39,068	200	N/M
Accrued interest payable	5,050	7,580	(2,530)	-33.4
Other liabilities	9,012	8,512	500	5.9
Total liabilities	$1,776,442	$1,767,545	$8,897	0.5%

Deposits

QNB primarily attracts deposits from within its market area by offering various deposit products. These deposits are in the form of time deposits, which include certificates of deposit and individual retirement accounts (“IRAs”) which have a stated maturity, and non-maturity deposit accounts, which include non-interest-bearing demand accounts, interest-bearing demand accounts, money market accounts and savings accounts.

Total deposits increased $13,970,000, or 0.9%, to $1,642,511,000 at December 31, 2025. The mix of deposits continues to be impacted by customers’ reactions to the competition, regulations and the interest rate environment. Many customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest, while others look for high rate. Time deposit balances decreased $5,661,000, or 1.5% between 2024 and 2025, as customers took advantage of a higher rate environment's impact on pricing of transaction account.. Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

Non-interest-bearing demand accounts increased $6,458,000 to $189,957,000 at December 31, 2025. These deposits are both retail and commercial checking accounts and are volatile depending on the timing of deposits and withdrawals. QNB has been successful in attracting new customers and expanding relationships with existing customers, which provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest-checking and municipal accounts, decreased $2,992,000, or 0.6%, to $534,854,000 at December 31, 2025. QNB has been successful in maintaining relationships with several school districts and municipalities as well as expanding existing relationships, the balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine-month period. Municipal accounts balances decreased $16,664,000, or 10.8% at December 31, 2025 over 2024. Business accounts increased from $144,540,000 at December 31, 2024 to $147,491,000, or 2.0%, at December 31, 2025. Retail checking accounts increased $10,721,000 to $249,778,000 at December 31, 2025. QNB continues to open a significant number of new checking accounts; additionally, customers may choose to switch products.

Money Market accounts increased $10,449,000 from $250,293,000 at December 31, 2024 to $260,742,000 at December 31, 2025. Money market products offering higher yields to retain large depositors and reduce the reliance on higher-cost short-term borrowings were offered to both retail and business customers. Personal money market accounts increased $9,281,000 to $113,906,000 at December 31, 2025. Business money market accounts increased $1,168,000, to $146,836,000 at December 31, 2025.

Total savings account balances increased $5,716,000, or 2.1%, to $281,161,000 at December 31, 2025. This increase is due primarily to an increase of $5,686,000, or 2.8%, in the online eSavings accounts over December 31, 2024.

Total time deposit account balances were $375,797,000 at December 31, 2025, a decrease of $5,661,000, or 1.5%, from the amount reported at December 31, 2024. QNB was able to retain many maturing deposits during 2025 by offering competitive rates and many current customers moved balances to more liquid accounts.

Maturity of Time Deposits of $250,000 or More
Year ended December 31,	2025	2024	2023
Three months or less	$33,002	$27,110	$11,852
Over three months through six months	19,668	8,568	9,629
Over six months through twelve months	4,930	8,368	13,197
Over twelve months	1,437	2,635	8,659
Total	$59,037	$46,681	$43,337

To continue to attract and retain deposits, QNB plans to remain competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking, high yield money market accounts and time deposits are examples of such products.

The following table presents trends in balances and yield on the major deposit groups.

Average Deposits by Major Classification
	2025		2024		2023
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$194,892		$188,525		$208,777
Interest-bearing demand	381,199	0.97%	346,590	0.93%	315,990	0.60%
Municipals interest-bearing demand	159,245	3.76	146,446	4.64	131,610	4.46
Money market	259,201	2.82	237,071	3.45	183,004	2.64
Savings	279,212	1.29	285,011	1.28	348,878	1.20
Time less than $100	176,438	3.57	170,998	3.98	121,622	2.63
Time $100 through $250	154,087	3.95	145,022	4.53	107,560	3.59
Time greater than $250	53,694	4.01	49,831	4.51	38,076	3.08
Total	$1,657,968	2.40%	$1,569,494	2.71%	$1,455,517	2.01%

Short-term borrowings

Short-term borrowings comprising commercial sweep accounts, overnight and short-term FHLB borrowings and short-term FRB borrowings, increased $26,757,000, or 49.7%, to $80,601,000 at December 31, 2025. Commercial sweep accounts decreased $4,035,000 from $18,636,000 at December 31, 2024 to $14,601,000 at December 31, 2025. There were $11,000,000 in overnight FHLB borrowings and $55,000,000 in short-term FHLB borrowings outstanding at December 31, 2025 compared to $25,208,000 in overnight FHLB borrowings and $10,000,000 in short-term FHLB borrowings outstanding at December 31, 2024. The FHLB borrowings were used to support loan growth.

Long-term debt

Long-term debt is comprised of $30,000,0000 in FHLB borrowings at December 31, 2024, these borrowings matured in 2025; there were no long-term borrowings at December 31, 2025.

Subordinated debt

On August 30, 2024, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors (collectively, the "Subordinated Note Purchasers") pursuant to which the Company issued and sold $40.0 million in aggregate principal amount of its 8.875% Fixed-to-Floating Rate Subordinated Notes due 2034 (the "Subordinated Notes"). The Subordinated Notes mature on September 1, 2034 and bear interest at a fixed annual rate of 8.875%, payable semi-annually in arrears, to but excluding September 1, 2029. From and including September 1, 2029 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate published by the Federal Reserve Bank of New York plus 545 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, at any time on or after September 1, 2029, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required. The carrying cost of the Subordinated Notes on the balance sheet represents the outstanding balance of the notes of $40,000,000 net of unamortized origination costs of $732,000 which are amortized to interest expense through September 1, 2029.

Other liabilities

Other liabilities comprise accrued expenses including salaries, post-retirement life insurance benefits and income taxes, operating lease liability, deferred revenue, and ATM/debit card processing clearing. These balances increased $500,000, to $9,012,000 at December 31, 2025.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2025	2024	Amount	Percent
Common stock	$2,467	$2,441	$26	1.1%
Surplus	29,206	27,633	1,573	5.7
Retained earnings	148,397	139,958	8,439	6.0
Accumulated other comprehensive loss, net of tax	(46,470)	(62,646)	16,176	-25.8
Treasury stock	(4,037)	(4,037)	—	—
Total shareholders' equity	$129,563	$103,349	$26,214	25.4%

Total shareholders’ equity increased $26,214,000, or 25.4%, to $129,563,000 at December 31, 2025 with an improvement in the negative impact of the market value of available-for-sale securities, net of tax, adjustment contributing $21,294,000 and a reduction in the market value on the fair value hedge, net of tax, of $5,118,000. Retained earnings increased $8,439,000 due to net income of $14,090,000, partly offset by dividends declared of $5,651,000. The dividend reinvestment and stock purchase plan, employee stock purchase plan, employee stock incentive plan and the non-employee compensation plan contributed $1,599,000.

Accumulated other comprehensive loss improved from a loss of $62,646,000 to a loss of $46,470,000, resulting from the fair value of the available-for-sale investment portfolio primarily due to an improvement in market values and the impact of the market value on the fair value hedge, net of tax.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The Plan also allows participants to make additional cash purchases of stock. Stock purchases under the Plan contributed $838,000 and $873,000 to capital during 2025 and 2024, respectively.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2025, the Bank’s total maximum borrowing capacity at the FHLB was $484,377,000 of which $418,037,000 remained available. The Bank had $66,000,000 in overnight and short-term borrowings at year-end 2025, related interest payable of $323,000 and other commitments of $17,000. The maximum borrowing capacity changes depending upon the Bank’s level of qualifying collateral assets. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At December 31, 2025 and 2024, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during 2025.

Total cash and cash equivalents, equity and available-for-sale securities and loans held-for-sale totaled $593,373,000 at December 31, 2025 and $597,936,000 at December 31, 2024, of which $234,159,000 and $241,586,000, respectively, were pledged as collateral for repurchase agreements and public deposits. This decrease in liquid sources is primarily the result of maturities of available-for-sale securities. Management anticipates that these liquid sources are adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. Increases in interest rates, however, result in decreased cash flow available from the investment portfolio.

QNB is a member of the Certificate of Deposit Account Registry Services (“CDARS”) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. At December 31, 2025 approximately 18% of QNB deposits were uninsured or not collateralized, CDARS enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (“ICS”), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account. QNB had $14,879,000 in CDARS time deposits at December 31, 2025 compared to $14,749,000 at December 31, 2024.

Capital Resources

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2025 was $129,563,000, or 6.80% of total assets, compared with shareholders’ equity of $103,349,000, or 5.52% of total assets, at December 31, 2024. Shareholders’ equity at December 31, 2025 included a negative $45,142,000 related to unrealized holding losses, net of taxes, on investment securities available for sale and a negative $1,328,000, net of taxes, related to unrealized holding gains on fair value hedges, compared to a negative $66,436,000 related to unrealized holding losses, net of taxes, on investment securities available for sale and a positive $3,790,000, net of taxes, related to unrealized holding losses on fair value hedges at December 31, 2024. Excluding these adjustments, shareholders’ equity to total assets would have been 9.02% and 8.59% at December 31, 2025 and 2024, respectively.

Average shareholders’ equity and average total assets were $114,782,000 and $1,891,737,000 for 2025, an increase of 6.8% and 18.1%, respectively, from 2024 average equity and average total assets of $97,217,000 and $1,770,563,000, respectively. The ratio of average total equity to total average assets was 6.07% for 2025, compared with 5.49% for 2024.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988 as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2025, the retained earnings of the Bank totaling $153,739,000 was available for dividends without prior Pennsylvania Department of Banking approval, subject to the regulatory capital requirements discussed below. Under the Federal Deposit Insurance Act, an insured depository institution may not pay a dividend if, after the payment of the dividend, the institution would be undercapitalized under the FDIC’s prompt corrective action rules. In addition, Federal banking agencies have the authority to restrict dividend payments under certain circumstances if such payments are not consistent with the capital needs and financial condition of the institution. It is the policy of the Federal Reserve that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the net income available to common shareholders over the prior four quarters, net of dividends previously paid during that period, has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality, and overall financial condition. QNB paid dividends to its shareholders of $1.52 per share, $1.48 per share, and $1.44 per share, in 2025, 2024, and 2023, respectively.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations for insured institutions ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2025 and 2024, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria.

Capital Analysis
December 31,	2025	2024
Regulatory Capital
Shareholders' equity	$129,563	$103,349
Net unrealized securities losses, net of tax	46,470	62,646
Deferred tax assets on net operating loss	—	—
Disallowed goodwill and other disallowed intangible assets	—	-
Common equity tier I capital	176,033	165,995

Tier 1 capital	176,033	165,995
Allowable portion:
Subordinated debt	40,000	40,000
Allowance for credit losses on loans and unfunded commitments	9,291	8,831
Total regulatory capital	$225,324	$214,826
Risk-weighted assets	$1,420,934	$1,381,002
Quarterly average assets for leverage capital purposes	$1,951,115	$1,908,914

Capital Ratios
December 31,	2025	2024
Common equity tier I capital / risk-weighted assets	12.39%	12.02%
Tier 1 capital / risk-weighted assets	12.39%	12.02%
Total regulatory capital / risk-weighted assets	15.86%	15.56%
Tier 1 capital / average assets (leverage ratio)	9.02%	8.70%

Material Cash Requirements from Known Contractual and Other Obligations

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

The following table presents, as of December 31, 2025, significant contractual obligations to third parties by payment date and the amounts and expected maturities of significant commitments. Further discussion of the nature of each obligation can be found in the

Notes to Consolidated Financial Statements. The Company’s reserve for credit losses on unfunded commitments totaled $76,000 at December 31, 2025 compared to $87,000 at December 31, 2024.

December 31, 2025	One year or less	After one year through three years	After three years through five years	After five years	Total
Time deposits	$360,511	$13,031	$2,255	$—	$375,797
Short-term borrowings	80,601	—	—	—	80,601
Subordinated debt	—	—	—	39,268	39,268
Operating leases	504	782	463	1,736	3,485
Commitments to extend credit (a)	252,190	75,819	12,809	60,255	401,073
Standby letters of credit	16,013	3,509	—	—	19,522
Total	$709,819	$93,141	$15,527	$101,259	$919,746

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

The Company follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-30 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an impairment recorded in other comprehensive income for the non-credit portion of a previous impairment should be amortized prospectively over the remaining life of the security on the basis of future estimated cash flows of the security. For equity securities without a readily determinable market value, once a decline in value is determined to be an impairment, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.

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

Income Taxes

QNB accounts for income taxes under the asset/liability method in accordance with income tax accounting guidance, ASC 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at December 31, 2025 is relatively asset sensitive. Management expects market interest rates to decrease in the next 12 months, based on the economic environment and policy of the Federal Reserve.

The following table shows the estimated impact of changes in interest rates on net interest income as of December 31, 2025 and 2024 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to increase when interest rates are higher than current rates.

Estimated change in net interest income
Change in interest rates	December 31,
(basis points)	2025	2024
+300	0.7%	-0.3%
+200	0.5%	0.0%
+100	0.3%	0.2%
-100	-0.3%	-0.7%
-200	-1.3%	-1.7%
-300	-4.4%	-3.8%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At December 31, 2025 and December 31, 2024, QNB had two derivatives designated as fair value hedging instruments, these interest rate swaps had a notional value of $276,364,000.

QNB is not subject to foreign currency exchange or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control over Financial Reporting

March 16, 2026

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concludes that, as of December 31, 2025, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

/s/ David W. Freeman	/s/ Jeffrey Lehocky
David W. Freeman	Jeffrey Lehocky
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of QNB Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

Allowance for Credit Losses (ACL) on Loans Receivable – Qualitative Factors

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

We have identified auditing the qualitative factors as a critical audit matter as management's determination of the qualitative factors is subjective and involves significant management judgments. Our audit procedures related to the qualitative factors involved a high degree of auditor judgement and significant auditor effort was required in evaluating the audit evidence obtained related to the qualitative factor adjustments.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the qualitative factors included the following, among others:

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
•
Recalculation of the allowance for credit loss and allocation of qualitative loss factors to the appropriate loan segments

/s/ Baker Tilly US, LLP

Allentown, Pennsylvania

March 16, 2026

We have served as the Company's auditor since 2007.

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2025	2024
Assets
Cash and due from banks	$12,900	$11,369
Interest-bearing deposits in banks	37,397	39,344
Total cash and cash equivalents	50,297	50,713
Investment securities:
Available-for-sale (amortized cost $602,047 and $626,391)	542,830	546,559
Restricted investment in stocks	6,663	5,436
Loans held-for-sale	246	664
Loans receivable	1,262,074	1,216,048
Allowance for credit losses on loans	(9,215)	(8,744)
Net loans	1,252,859	1,207,304
Bank-owned life insurance	12,275	11,937
Premises and equipment, net	16,886	17,255
Accrued interest receivable	4,839	4,965
Net deferred tax assets	13,993	18,325
Other assets	5,117	7,736
Total assets	$1,906,005	$1,870,894

Liabilities
Deposits
Demand, non-interest bearing	$189,957	$183,499
Interest-bearing demand	534,854	537,846
Money market	260,742	250,293
Savings	281,161	275,445
Time less than $100	167,010	178,163
Time $100 through $250	149,750	156,614
Time greater than $250	59,037	46,681
Total deposits	1,642,511	1,628,541
Short-term borrowings	80,601	53,844
Long-term debt	—	30,000
Subordinated debt	39,268	39,068
Accrued interest payable	5,050	7,580
Other liabilities	9,012	8,512
Total liabilities	1,776,442	1,767,545

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,947,561 shares and 3,905,302 shares issued; 3,738,875 and 3,696,616 shares outstanding	2,467	2,441
Surplus	29,206	27,633
Retained earnings	148,397	139,958
Accumulated other comprehensive loss, net of tax	(46,470)	(62,646)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	129,563	103,349
Total liabilities and shareholders' equity	$1,906,005	$1,870,894

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2025	2024	2023
Interest income
Interest and fees on loans	$73,052	$65,367	$53,884
Interest and dividends on investment securities (AFS & Equity):
Taxable	15,515	14,090	11,794
Tax-exempt	1,415	1,424	1,460
Interest on interest-bearing balances and other interest income	2,656	3,187	1,944
Total interest income	92,638	84,068	69,082

Interest expense
Interest on deposits
Interest-bearing demand	9,699	10,019	7,767
Money market	7,312	8,181	4,823
Savings	3,591	3,651	4,187
Time less than $100	6,291	6,808	3,194
Time $100 through $250	6,088	6,570	3,859
Time greater than $250	2,152	2,247	1,171
Interest on short-term borrowings	2,103	1,148	3,273
Interest on long-term debt	423	1,322	653
Interest on subordinated debt	3,750	1,260	—
Total interest expense	41,409	41,206	28,927
Net interest income	51,229	42,862	40,155
Provision (reversal of provision) for credit losses	449	(68)	(844)
Net interest income after provision for credit losses	50,780	42,930	40,999

Non-interest income
Net unrealized (loss) gain on investment equity securities	—	(215)	250
Net gain (loss) on sale of investment securities	—	919	(2,077)
Net gain (loss) on investment securities	—	704	(1,827)
Fees for services to customers	1,986	1,770	1,651
ATM and debit card	2,991	2,740	2,735
Retail brokerage and advisory	648	476	862
Bank-owned life insurance	338	332	320
Merchant	321	348	394
Net gain on sale of loans	63	29	16
Other	610	514	686
Total non-interest income	6,957	6,913	4,837

Non-interest expense
Salaries and employee benefits	21,261	19,741	19,026
Net occupancy	2,320	2,207	2,223
Furniture and equipment	4,434	3,973	3,602
Marketing	1,038	1,044	964
Third party services	3,069	2,595	2,422
Telephone, postage and supplies	511	505	571
State taxes	947	577	367
FDIC insurance premiums	1,033	1,156	1,058
Merger-Related	1,138	—	—
Other	4,056	3,686	3,876
Total non-interest expense	39,807	35,484	34,109
Income before income taxes	17,930	14,359	11,727
Provision for income taxes	3,840	2,911	2,244
Net income	$14,090	$11,448	$9,483
Earnings per share - basic	$3.79	$3.12	$2.63
Earnings per share - diluted	$3.78	$3.12	$2.63
Cash dividends per share	$1.52	$1.48	$1.48

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2025			2024			2023
	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$17,930	$3,840	$14,090	$14,359	$2,911	$11,448	$11,727	$2,244	$9,483
Other comprehensive income:
Net unrealized holding gain on available-for-sale securities:
Unrealized holding gain arising during the period	20,615	4,439	16,176	5,068	643	4,425	14,638	3,074	11,564
Reclassification adjustment for loss included in net income	—	—	—	1,096	230	866	2,058	432	1,626
Other comprehensive income	20,615	4,439	16,176	6,164	873	5,291	16,696	3,506	13,190
Total comprehensive income	$38,545	$8,279	$30,266	$20,523	$3,784	$16,739	$28,423	$5,750	$22,673

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2023	3,588,262	$2,373	$24,798	$128,951	$(81,127)	$(4,037)	$70,958
Cumulative change in accounting principle			—	857	—	—	857
Balance at January 2, 2023 (as adjusted for change in accounting principle)		2,373	24,798	129,808	(81,127)	(4,037)	71,815
Net income		—	—	9,483	—	—	9,483
Other comprehensive loss, net of tax		—	—	—	13,190	—	13,190
Cash dividends declared ($1.48 per share)		—	—	(5,346)	—	—	(5,346)
Stock issued in connection with dividend reinvestment and stock purchase plan	56,622	36	1,327	—	—	—	1,363
Stock issued for employee stock purchase plan	6,630	4	130	—	—	—	134
Stock issued for non-employee director compensation	1,740	1	(1)	—	—	—	—
Stock-based compensation expense		—	185	—	—	—	185
Balance, December 31, 2023	3,653,254	$2,414	$26,439	$133,945	$(67,937)	$(4,037)	$90,824
Net income		—	—	11,448	—	—	11,448
Other comprehensive income, net of tax		—	—	—	5,291	—	5,291
Cash dividends declared ($1.48 per share)		—	—	(5,435)	—	—	(5,435)
Stock issued in connection with dividend reinvestment and stock purchase plan	32,963	21	852	—	—	—	873
Stock issued for employee stock purchase plan	7,339	4	145	—	—	—	149
Stock issued for non-employee director compensation	3,060	2	(2)	—	—	—	—
Stock-based compensation expense		—	199	—	—	—	199
Balance, December 31, 2024	3,696,616	$2,441	$27,633	$139,958	$(62,646)	$(4,037)	$103,349
Net income		—	—	14,090	—	—	14,090
Other comprehensive income, net of tax		—	—	—	16,176	—	16,176
Cash dividends declared ($1.52 per share)		—	—	(5,651)	—	—	(5,651)
Stock issued in connection with dividend reinvestment and stock purchase plan	24,138	15	823	—	—	—	838
Stock issued for employee stock purchase plan	5,448	3	156	—	—	—	159
Stock issued for options exercised	9,055	6	262	—	—	—	268
Stock issued for non-employee director compensation	3,618	2	(2)	—	—	—	—
Stock-based compensation expense		—	334	—	—	—	334
Balance, December 31, 2025	3,738,875	$2,467	$29,206	$148,397	$(46,470)	$(4,037)	$129,563

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2025	2024	2023
Operating Activities
Net income	$14,090	$11,448	$9,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,604	1,726	1,714
Provision (reversal of provision) for credit losses	449	(68)	(844)
Net (gain) loss on sales of investment debt and equity securities	—	(919)	2,077
Net unrealized loss (gain) on equity securities	—	215	(250)
Net gain on sale of loans	(63)	(29)	(16)
Proceeds from sales of residential mortgages held-for-sale	2,254	1,765	989
Origination of residential mortgages held-for-sale	(3,386)	(1,851)	(1,522)
Increase on bank-owned life insurance	(338)	(332)	(320)
Stock-based compensation expense	334	199	185
Amortization of deferred costs on subordinated debt	200	56	—
Deferred income tax provision (benefit)	(107)	92	52
Net increase (decrease) in income taxes payable	1,942	539	(2,094)
Net decrease (increase) in accrued interest receivable	126	1,136	(1,063)
Fair value remeasurements on interest rate swap	(164)	(44)	(57)
Amortization of mortgage servicing rights and change in valuation allowance	49	50	61
Net amortization of premiums and discounts on investment securities	1,122	1,316	1,665
Net (decrease) increase in accrued interest payable	(2,530)	2,286	4,827
Operating lease payments	(641)	(633)	(626)
Increase in other assets	629	(991)	(91)
Increase (decrease) in other liabilities	1,052	256	287
Net cash provided by operating activities	16,622	16,217	14,457
Investing Activities
Proceeds from payments, maturities and calls of investment debt securities available-for-sale	104,326	64,959	50,042
Proceeds from the sale of investment securities available-for-sale	—	13,139	33,213
Purchases of investment securities available-for-sale	(80,940)	(130,679)	(14,381)
Proceeds from the sale of equity securities	—	8,880	8,556
Purchases of equity securities	—	(1,170)	(2,179)
Proceeds from redemption of investment in restricted bank stock	4,319	103	7,629
Purchase of restricted bank stock	(5,546)	(2,809)	(5,166)
Net increase in loans	(44,402)	(122,574)	(53,910)
Net purchases of premises and equipment	(1,136)	(3,516)	(765)
Redemption of Bank Owned Life Insurance investment	—	341	—
Net cash (used) provided in investing activities	(23,379)	(173,326)	23,039
Financing Activities
Net increase (decrease) in non-interest bearing deposits	6,458	(1,599)	(46,751)
Net increase in interest-bearing deposits	7,512	141,427	117,095
Net increase (decrease) in short-term borrowings	26,757	(40,250)	(67,233)
Issuance of long-term debt	—	10,000	20,000
Repayment of long-term debt	(30,000)	—	(10,000)
Issuance of subordinated debt	—	40,000	—
Cash dividends paid, net of reinvestment	(5,000)	(4,798)	(4,671)
Proceeds from issuance of common stock	614	385	822
Net cash provided by financing activities	6,341	145,165	9,262
(Decrease) increase in cash and cash equivalents	(416)	(11,944)	46,758
Cash and cash equivalents at beginning of year	50,713	62,657	15,899
Cash and cash equivalents at end of period	$50,297	$50,713	$62,657
Supplemental Cash Flow Disclosures
Interest paid	$43,939	$38,920	$24,100
Federal income taxes paid, net of refunds received	2,100	2,196	4,000
State income taxes paid, net of refunds received	(94)	82	286
Non-cash transactions:
Cumulative change in accounting principal	—	—	857
Trade-date settlements for matured securities	—	—	500
Right-of-use assets obtained in exchange for new operating lease liabilities	—	457	369

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

Restricted Investment in Stock

Restricted stock is comprised of Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $3,587,000, the Atlantic Community Bankers Bank in the amount of $12,000, VISA Class B-2 stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at December 31, 2025. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost and evaluated for impairment periodically. As of December 31, 2025, there was no impairment associated with these securities.

The Bank has a $2,064,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program, the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

The Bank owns 3,251 shares of Visa Class B-2 stock post conversion of its original Class B shares, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-2 stock will be converted to Visa Class A shares using a conversion factor (1.5108 as of December 23, 2025), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-2 shares are permitted to transact in Class B-2. Due to the lack of orderly trades and public information of such trades, Visa Class B-2 does not have a readily determinable fair value.

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

Allowance for Credit Losses on Loans and Commitments

QNB maintains an allowance for credit losses on loans ("ACL") , which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. QNB utilizes the Cohort method to calculate its ACL. QNB elected not to measure an allowance for credit losses on accrued interest receivable. The allowance is reduced by actual credit losses and is increased or decreased by the provision (reversal) for credit losses on loans and increased by recoveries of previous losses. The provisions or reversals for credit losses are charged to earnings to bring the total allowance for credit losses on loans to a level considered necessary by management. QNB estimates the ACL via a quantitative analysis and qualitative factors both which consider relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts.

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

The “Premises and equipment, net” category on the Consolidated Balance Sheets also includes the right-of-use assets associated with operating leases. The discount rates used in determining the initial value of the right of use assets are based on the FHLB Amortizing Fixed Loan Rate for the term of each lease. QNB typically enters into lease agreements with an initial term of 5 to 10 years and subsequent additional optional terms in increments of 5 years. The lease agreements also contain termination options. None of the leases contain purchase options and none transfer the ownership of the leased asset. QNB has renewed two operating leases during 2024. Operating lease liabilities are included with “Other liabilities” on the Consolidated Balance Sheets. All operating lease costs are included in non-interest expense within “Net occupancy” on the Consolidated Statements of Income. QNB performs an impairment analysis on it right-of-use asset on an annual basis; there were no impairments at December 31, 2025.

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

The Bank follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2025, 2024 and 2023 was approximately $61,000, $25,000 and $56,000, respectively, and is included in non-interest expense under "Salaries and employee benefits" expense.

Stock-Based Compensation

At December 31, 2025, QNB sponsored Stock Incentive Plans (the Stock Plans), administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense related to the Stock Plans was approximately $159,000, $87,000 and $90,000 for the years ended December 31, 2025, 2024 and 2023, respectively. There were $13,000, $4,000 and $3,000 in tax benefits recognized related to the nonqualified compensation and disqualifying dispositions for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Year ended December 31,	2025	2024	2023
Risk free interest rate	4.44%	3.98%	3.64%
Dividend yield	4.36%	5.97%	4.80%
Volatility	24.96%	20.96%	20.36%
Expected life (years)	6.50	8.19	8.35

The weighted average fair value per share of options granted during 2025, 2024 and 2023 was $6.64, $3.08 and $4.11, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2025. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, which would give rise to the non-recognition of an existing tax benefit. As of December 31, 2025, QNB had a valuation allowance of $442,000 for unrecognized tax benefits related to a state net operating loss as discussed in Note 12. As of December 31, 2025 QNB had no interest expense and no tax penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania and the State of New Jersey. Tax years from 2022 to date remain subject to examination by the tax authorities.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2025 through the date the Consolidated Financial Statements are being issued for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. QNB has not identified any subsequent event except as follows. The Company has received all required regulatory approvals to complete their previously announced merger transaction with The Victory Bancorp, Inc. The transaction, initially announced on September 23, 2025, is expected to close during the second quarter, subject to the satisfaction of customary closing conditions

Recent Accounting Pronouncements

On November 12, 2025, the Financial Accounting Standards Board (FASB) issues ASU 2025-08, amending ASC 326 to expand use of the gross-up approach in ASC 326, Credit Losses, to all purchased seasoned loans. This approach was previously only applied to purchased credit deteriorated (PCD) assets. Purchased seasoned loans are defined as loans that are not PCD assets, credit card receivables, debt securities or trade receivables that are acquired in a business combination, or obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those years. Entities are required to apply the guidance prospectively. Early adoption is permitted.

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

In 2025, QNB adopted FASB issued Accounting Standards Update (ASU) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU enhance annual disclosure for the rate reconciliation and income taxes paid disclosures improving the transparency of income tax disclosures and require: (1) consistent categories and greater disaggregation of information in the rate reconciliation; and (2) income taxes paid disaggregated by jurisdiction. Prior period disclosures have been i restate to conform with current period. The adoption of this ASU is for annual periods and does not have a material impact on its financial statements.

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

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2025	2024	2023
Numerator for basic and diluted earnings per share - net income	$14,090	$11,448	$9,483
Denominator for basic earnings per share - weighted average shares outstanding	3,715,806	3,672,251	3,610,713
Effect of dilutive securities - employee stock options	13,440	1,446	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,729,246	3,673,697	3,610,713
Earnings per share - basic	$3.79	$3.12	$2.63
Earnings per share - diluted	$3.78	$3.12	$2.63

There were 92,075, 97,275, and 121,550 stock options that were anti-dilutive as of December 31, 2025, 2024, and 2023 respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008 and authorized the repurchase of up to 50,000 shares, increased the amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of its common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares purchased during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, 102,000 shares were purchased under this authorization at an average price of $24.93 and a total cost of $2,543,000 and were recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2025 and 2024, QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia. At December 31, 2025 and 2024, there was $1,800,000 and $0, respectively, held as collateral against the fair value hedge held a correspondent bank.

Note 4 - Investment Securities

Available-For-Sale Debt Securities

The amortized cost and fair values of investment debt securities available-for-sale at December 31, 2025 and 2024 were as follows:

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value	Amortized
December 31, 2025	value	gains	losses	hedge gains	cost
U.S. Treasuries	$21,583	$6	$—	$—	$21,577
U.S. Government agency	70,850	—	(5,118)	—	75,968
State and municipal	88,787	—	(15,326)	(583)	104,696
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	182,208	—	(25,767)	(1,109)	209,084
Collateralized mortgage obligations (CMOs)	149,203	19	(11,170)	—	160,354
Corporate debt and money market funds	30,199	314	(483)	—	30,368
Total investment securities available-for-sale	$542,830	$339	$(57,864)	$(1,692)	$602,047

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value	Amortized
December 31, 2024	value	gains	losses	hedge losses	cost
U.S. Treasuries	$18,010	$6	$—	$—	$18,004
U.S. Government agency	66,908	—	(9,051)	—	75,959
State and municipal	86,352	—	(20,631)	1,566	105,417
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	198,510	—	(38,902)	3,264	234,148
Collateralized mortgage obligations (CMOs)	161,646	31	(15,821)	—	177,436
Corporate debt	15,133	10	(304)	—	15,427
Total investment securities available-for-sale	$546,559	$47	$(84,709)	$4,830	$626,391

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at December 31, 2025 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for state and municipal securities which are based on pre-refunded date, if applicable; and, mortgage-backed securities and CMOs which are dependent upon the interest rate environment and prepayments of the underlying loans.

		Amortized
December 31, 2025	Fair value	cost
Due in one year or less	$23,937	$23,934
Due after one year through five years	71,832	76,441
Due after five years through ten years	61,244	66,134
Due after ten years	54,406	66,100
	211,419	232,609
Mortgage-backed securities	182,208	209,084
Collateralized mortgage obligations	149,203	160,354
Total investment securities available-for-sale	$542,830	$602,047

Proceeds from sales of investment debt securities available-for-sale were $0, $13,139,000 and $33,213,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents information related to QNB’s gains and losses on the sales of debt securities, and losses recognized for credit impairments of these investments.

December 31,	2025	2024	2023
Gross realized gains	$—	$—	$—
Gross realized losses	—	(1,096)	(2,058)
Impairment	—	—	—
Total net losses on available-for-sale securities	$—	$(1,096)	$(2,058)

The tax benefit applicable to the net realized losses on debt securities was $0 for the year ended December 31, 2025. The tax benefit applicable to the net realized losses on debt securities was $230,000 for the year ended December 31, 2024. The tax benefit applicable to the net realized losses on debt securities was $432,000 for the year ended December 31, 2023.

There were no credit impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2025, 2024 or 2023. The cumulative credit-related impairment charges for debt securities still held by QNB was $1,000.

At December 31, 2025 and 2024, investments in debt securities available-for-sale totaling $234,159,000 and $241,586,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Debt securities that have been in a continuous unrealized loss position are as follows:

December 31, 2025
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasuries	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	70,850	(5,118)	70,850	(5,118)
State and municipal	187	—	—	89,085	(15,326)	89,085	(15,326)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	151	—	—	183,138	(25,767)	183,138	(25,767)
Collateralized mortgage obligations (CMOs)	149	22,618	(91)	111,962	(11,079)	134,580	(11,170)
Corporate debt and money markets	6	9,232	(404)	1,421	(79)	10,653	(483)
Total	528	$31,850	$(495)	$456,456	$(57,369)	$488,306	$(57,864)

December 31, 2024
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasuries	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	75,959	(9,051)	75,959	(9,051)
State and municipal	188	288	(2)	84,471	(20,629)	84,759	(20,631)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	153	1	—	234,073	(38,902)	234,074	(38,902)
Collateralized mortgage obligations (CMOs)	154	83,026	(262)	78,569	(15,559)	161,595	(15,821)
Corporate debt and money markets	7	$10,672	$(28)	$4,275	$(276)	$14,947	$(304)
Total	537	$93,987	$(292)	$477,347	$(84,417)	$571,334	$(84,709)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2025 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the results of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

Marketable Equity Securities

QNB’s equity securities consist of investments with readily determinable fair values in large cap stock companies. At December 31, 2025 and 2024, QNB had $0 and $0, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2025, 2024 and 2023:

December 31,	2025	2024	2023
Net gain (loss) recognized during the period on equity securities	$—	$1,800	$231
Less: Net gain (loss) recognized during the period on equity securities sold during the period	—	2,015	(19)
Net unrealized (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$—	$(215)	$250

Tax expense applicable to the net realized gains for the year ended December 31, 2025 was $0. Tax expense applicable to the net realized gains for the year ended December 31, 2024 was $499,000. Tax benefit applicable to the net realized losses for the year ended December 31, 2023 was $67,000. Proceeds from sale of investment equity securities were $0, $8,880,000 and $8,556,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 5 - Loans Receivable and the Allowance for Credit Losses on Loans

Major classes of loans are as follows:

December 31,	2025	2024
Commercial:
Commercial and industrial	$139,452	$153,187
Construction and land development	93,862	129,464
Real estate secured by multi-family properties	153,319	137,461
Real estate secured by owner-occupied properties	161,130	163,955
Real estate secured by other commercial properties	364,486	313,390
Revolving real estate secured by 1-4 family properties-business	8,065	5,652
Real estate secured by 1st lien on 1-4 family properties-business	115,114	105,779
Real estate secured by junior lien on 1-4 family properties-business	5,248	3,238
State and political subdivisions	20,646	17,683
Retail:
1-4 family residential mortgages	119,759	114,423
Construction-individual	2,307	—
Revolving home equity secured by 1-4 family properties-personal	56,073	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	7,178	6,561
Real estate secured by junior lien on 1-4 family properties-personal	12,937	14,092
Student loans	1,228	1,444
Overdrafts	252	209
Other consumer	1,455	1,782
Total loans	1,262,511	1,216,551
Net unearned (fees) and deferred costs	(437)	(503)
Allowance for credit losses on loans	(9,215)	(8,744)
Loans receivable, net	$1,252,859	$1,207,304

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions.

QNB generally lends in Bucks, Lehigh, and Montgomery counties in southeastern Pennsylvania. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2025, there was a concentration of loans to lessors of residential buildings and dwellings of 22.6% of total loans and to lessors of nonresidential buildings of 23.5% of total loans, compared with 21.9% and 23.3% of total loans, respectively, at December 31, 2024. These concentrations were primarily within the commercial real estate categories.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the QNB’s internal risk rating system as of December 31, 2025 and 2024:

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$17,291	$14,966	$8,183	$7,424	$2,600	$6,993	$77,629	$135,086
Special mention	—	—	357	—	—	—	1,702	2,059
Substandard	916	—	518	77	34	74	688	2,307
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$18,207	$14,966	$9,058	$7,501	$2,634	$7,067	$80,019	$139,452
Construction and land development:
Risk rating
Pass	$21,131	$45,435	$16,140	$938	$1,405	$2,492	$—	$87,541
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	6,296	—	—	25	—	6,321
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$21,131	$45,435	$22,436	$938	$1,405	$2,517	$—	$93,862
Real estate secured by multi-family properties:
Risk rating
Pass	$36,520	$11,313	$9,415	$26,537	$21,516	$39,548	$—	$144,849
Special mention	—	—	—	—	—	—	—	—
Substandard	—	5,729	458	—	—	2,283	—	8,470
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$36,520	$17,042	$9,873	$26,537	$21,516	$41,831	$—	$153,319
Real estate secured by owner-occupied properties:
Risk rating
Pass	$21,614	$13,606	$12,974	$23,265	$21,711	$49,785	$—	$142,955
Special mention	—	—	—	—	—	722	—	722
Substandard	10,001	—	—	1,883	—	5,569	—	17,453
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$31,615	$13,606	$12,974	$25,148	$21,711	$56,076	$—	$161,130
Real estate secured by other commercial properties:
Risk rating
Pass	$63,437	$47,036	$41,150	$73,158	$39,243	$96,950	$—	$360,974
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	645	—	—	2,867	—	3,512
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$63,437	$47,036	$41,795	$73,158	$39,243	$99,817	$—	$364,486
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$8,065	$8,065
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$8,065	$8,065

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial Loans
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$21,377	$8,649	$15,925	$23,651	$16,550	$28,060	$—	$114,212
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	327	317	258	—	902
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$21,377	$8,649	$15,925	$23,978	$16,867	$28,318	$—	$115,114
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$2,362	$207	$507	$432	$153	$1,333	$—	$4,994
Special mention	—	—	—	—	—	—	—	—
Substandard	—	239	—	15	—	—	—	254
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$2,362	$446	$507	$447	$153	$1,333	$—	$5,248
State and political subdivisions:
Risk rating
Pass	$1,959	$3,511	$2,257	$—	$3,248	$9,671	$—	$20,646
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$1,959	$3,511	$2,257	$—	$3,248	$9,671	$—	$20,646
Total Commercial Loans:
Risk rating
Pass	$185,691	$144,723	$106,551	$155,405	$106,426	$234,832	$85,694	$1,019,322
Special mention	—	—	357	—	—	722	1,702	2,781
Substandard	10,917	5,968	7,917	2,302	351	11,076	688	39,219
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$196,608	$150,691	$114,825	$157,707	$106,777	$246,630	$88,084	$1,061,322

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$24,130	$11,476	$10,818	$4,796	$2,513	$8,138	$86,094	$147,965
Special mention	—	392	—	—	—	—	2,557	2,949
Substandard	—	555	—	113	84	676	845	2,273
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$24,130	$12,423	$10,818	$4,909	$2,597	$8,814	$89,496	$153,187
Construction and land development:
Risk rating
Pass	$53,278	$33,332	$11,404	$13,998	$3,268	$8,056	$—	$123,336
Special mention	—	—	—	—	—	—	—	—
Substandard	—	6,094	—	—	—	34	—	6,128
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$53,278	$39,426	$11,404	$13,998	$3,268	$8,090	$—	$129,464
Real estate secured by multi-family properties:
Risk rating
Pass	$26,080	$17,395	$27,638	$22,402	$9,210	$31,488	$—	$134,213
Special mention	—	—	—	—	—	—	—	—
Substandard	—	471	—	—	—	2,777	—	3,248
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$26,080	$17,866	$27,638	$22,402	$9,210	$34,265	$—	$137,461
Real estate secured by owner-occupied properties:
Risk rating
Pass	$14,110	$14,121	$25,747	$23,080	$14,890	$53,062	$—	$145,010
Special mention	656	—	—	—	—	869	—	1,525
Substandard	745	7,027	1,665	—	2,131	5,852	—	17,420
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$15,511	$21,148	$27,412	$23,080	$17,021	$59,783	$—	$163,955
Real estate secured by other commercial properties:
Risk rating
Pass	$42,414	$30,132	$67,747	$40,771	$13,624	$115,015	$—	$309,703
Special mention	—	—	—	—	—	—	—	—
Substandard	—	663	—	—	2,298	726	—	3,687
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$42,414	$30,795	$67,747	$40,771	$15,922	$115,741	$—	$313,390
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$5,652	$5,652
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$9,890	$16,641	$26,410	$18,786	$8,349	$24,375	$—	$104,451
Special mention	—	—	—	132	—	—	—	132
Substandard	—	—	339	205	145	507	—	1,196

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial Loans
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$9,890	$16,641	$26,749	$19,123	$8,494	$24,882	$—	$105,779
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$213	$533	$574	$176	$538	$855	$—	$2,889
Special mention	—	—	—	—	—	—	—	—
Substandard	330	—	19	—	—	—	—	349
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$543	$533	$593	$176	$538	$855	$—	$3,238
State and political subdivisions:
Risk rating
Pass	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$1,914	$1,141	$—	$3,749	$8	$10,871	$—	$17,683
Total Commercial Loans:
Risk rating
Pass	$172,029	$124,771	$170,338	$127,758	$52,400	$251,860	$91,746	$990,902
Special mention	656	392	—	132	—	869	2,557	4,606
Substandard	1,075	14,810	2,023	318	4,658	10,572	845	34,301
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$173,760	$139,973	$172,361	$128,208	$57,058	$263,301	$95,148	$1,029,809

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$23	$23

The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2025 and 2024:

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,930	$11,088	$11,643	$13,202	$26,786	$43,295	$—	$118,944
Nonperforming	—	—	—	—	—	815	—	815
Total 1-4 family residential mortgages	$12,930	$11,088	$11,643	$13,202	$26,786	$44,110	$—	$119,759
Construction-individual:
Payment performance
Performing	$2,307	$—	$—	$—	$—	$—	$—	$2,307
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$2,307	$—	$—	$—	$—	$—	$—	$2,307
Revolving home equity secured by 1-4 family properties-personal:
Payment performance

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Retail Loans
Performing	$—	$—	$—	$—	$—	$—	$55,768	$55,768
Nonperforming	—	—	—	—	—	—	305	305
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$56,073	$56,073
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,206	$437	$544	$852	$924	$2,102	$—	$7,065
Nonperforming	—	—	—	90	—	23	—	113
Total real estate secured by 1st lien on 1-4 family properties-personal	$2,206	$437	$544	$942	$924	$2,125	$—	$7,178
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$2,545	$4,366	$2,015	$599	$592	$2,805	$—	$12,922
Nonperforming	—	—	—	15	—	—	—	15
Total real estate secured by junior lien on 1-4 family properties-personal	$2,545	$4,366	$2,015	$614	$592	$2,805	$—	$12,937
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Nonperforming	—	—	—	—	—	—	—	—
Total student loans	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$252	$252
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$252	$252
Other consumer:
Payment performance
Performing	$369	$528	$269	$41	$29	$18	$181	$1,435
Nonperforming	—	—	—	—	—	20	—	20
Total other consumer	$369	$528	$269	$41	$29	$38	$181	$1,455
Total Retail Loans:
Payment performance
Performing	$20,357	$16,419	$14,471	$14,694	$28,331	$49,448	$56,201	$199,921
Nonperforming	—	—	—	105	—	858	305	1,268
Total Retail Loans	$20,357	$16,419	$14,471	$14,799	$28,331	$50,306	$56,506	$201,189

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$—	$—	$—
Overdrafts	—	—	—	—	—	—	92	92
Other consumer	—	—	7	—	3	—	8	18

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,129	$12,404	$13,901	$28,707	$18,871	$27,643	$—	$113,655
Nonperforming	—	—	—	—	—	768	—	768
Total 1-4 family residential mortgages	$12,129	$12,404	$13,901	$28,707	$18,871	$28,411	$—	$114,423
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$47,918	$47,918
Nonperforming	—	—	—	—	—	—	313	313
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$48,231	$48,231
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$599	$721	$968	$1,027	$813	$2,315	$—	$6,443
Nonperforming	—	—	90	—	—	28	—	118
Total real estate secured by 1st lien on 1-4 family properties-personal	$599	$721	$1,058	$1,027	$813	$2,343	$—	$6,561
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$5,241	$3,317	$833	$958	$922	$2,804	$—	$14,075
Nonperforming	—	—	17	—	—	—	—	17
Total real estate secured by junior lien on 1-4 family properties-personal	$5,241	$3,317	$850	$958	$922	$2,804	$—	$14,092
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,433	$—	$1,433
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,444	$—	$1,444
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$209	$209
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$209	$209
Other consumer:
Payment performance
Performing	$785	$487	$127	$104	$16	$32	$202	$1,753
Nonperforming	—	—	—	—	—	29	—	29
Total other consumer	$785	$487	$127	$104	$16	$61	$202	$1,782
Total Retail Loans:
Payment performance
Performing	$18,754	$16,929	$15,829	$30,796	$20,622	$34,227	$48,329	$185,486

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail Loans
Nonperforming	—	—	107	—	—	836	313	1,256
Total Retail Loans	$18,754	$16,929	$15,936	$30,796	$20,622	$35,063	$48,642	$186,742

Current Period Gross Charge-Offs:
Student loans	$—	$—	$—	$—	$—	$52	$—	$52
Overdrafts	—	—	—	—	—	—	101	101
Other consumer	—	4	8	4	—	—	7	23

Retail revolving lines of credit that were termed out during 2025 and 2024 were $3,357,000 and $2,198,000, respectively; all which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2025 and 2024:

December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$139,452	$139,452
Construction and land development	—	—	—	—	93,862	93,862
Real estate secured by multi-family properties	—	—	—	—	153,319	153,319
Real estate secured by owner-occupied properties	—	—	—	—	161,130	161,130
Real estate secured by other commercial properties	—	—	—	—	364,486	364,486
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	8,065	8,065
Real estate secured by 1st lien on 1-4 family properties-business	—	—	129	129	114,985	115,114
Real estate secured by junior lien on 1-4 family properties-business	—	239	—	239	5,009	5,248
State and political subdivisions	—	—	—	—	20,646	20,646
Retail:
1-4 family residential mortgages	582	296	127	1,005	118,754	119,759
Construction-individual	—	—	—	—	2,307	2,307
Revolving home equity secured by 1-4 family properties-personal	—	—	134	134	55,939	56,073
Real estate secured by 1st lien on 1-4 family properties-personal	26	—	90	116	7,062	7,178
Real estate secured by junior lien on 1-4 family properties-personal	101	—	—	101	12,836	12,937
Student loans	—	12	—	12	1,216	1,228
Overdrafts	18	—	—	18	234	252
Other consumer	—	9	—	9	1,446	1,455
Total	$727	$556	$480	$1,763	$1,260,748	$1,262,511

December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$153,187	$153,187
Construction and land development	—	—	—	—	129,464	129,464
Real estate secured by multi-family properties	—	—	—	—	137,461	137,461
Real estate secured by owner-occupied properties	150	169	—	319	163,636	163,955
Real estate secured by other commercial properties	—	—	—	—	313,390	313,390
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	5,652	5,652
Real estate secured by 1st lien on 1-4 family properties-business	—	—	—	—	105,779	105,779
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	3,238	3,238
State and political subdivisions	—	—	—	—	17,683	17,683
Retail:
1-4 family residential mortgages	114	440	571	1,125	113,298	114,423
Revolving home equity secured by 1-4 family properties-personal	235	42	119	396	47,835	48,231
Real estate secured by 1st lien on 1-4 family properties-personal	126	—	91	217	6,344	6,561
Real estate secured by junior lien on 1-4 family properties-personal	95	—	17	112	13,980	14,092
Student loans	—	—	—	—	1,444	1,444
Overdrafts	13	—	—	13	196	209
Other consumer	5	—	—	5	1,777	1,782
Total	$738	$651	$798	$2,187	$1,214,364	$1,216,551

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2025 and 2024:

December 31, 2025	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$539	$539
Construction and land development	—	—	6,296	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	134	—	134
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	317	—	317
Real estate secured by junior lien on 1-4 family properties-business	—	—	239	239
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	815	—	815
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	290	15	305
Real estate secured by 1st lien on 1-4 family properties-personal	—	113	—	113
Real estate secured by junior lien on 1-4 family properties-personal	—	15	—	15
Student loans	—	—	—	—
Other consumer	—	20	—	20
Total	$—	$1,704	$7,089	$8,793

December 31, 2024	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$27	$27
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	157	—	157
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	205	—	205
Real estate secured by junior lien on 1-4 family properties-business	—	—	330	330
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	768	—	768
Revolving home equity secured by 1-4 family properties-personal	—	313	—	313
Real estate secured by 1st lien on 1-4 family properties-personal	—	118	—	118
Real estate secured by junior lien on 1-4 family properties-personal	—	17	—	17
Student loans	—	11	—	11
Other consumer	—	29	—	29
Total	$—	$1,618	$357	$1,975

QNB recognized interest income of $10,000 and $126,000 on non-accrual loans for the years ended December 31, 2025 and 2024, respectively.

The following table presents the collateral-dependent loans by loan category at December 31, 2025 and 2024:

December 31, 2025	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$405	$—	$134	$539
Construction and land development	4,925	—	1,371	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	134	—	—	134
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	317	—	—	317
Real estate secured by junior lien on 1-4 family properties-business	110	—	129	239
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	815	—	—	815
Construction-individual	—	—	—
Revolving home equity secured by 1-4 family properties-personal	290	—	15	305
Real estate secured by 1st lien on 1-4 family properties-personal	113	—	—	113
Real estate secured by junior lien on 1-4 family properties-personal	15	—	—	15
Other consumer	—	20	—	20
Total	$7,124	$20	$1,649	$8,793

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2024	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$27	$27
Construction and land development	—	—	—	—
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	157	—	—	157
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	205	—	—	205
Real estate secured by 1st lien on 1-4 family properties-business	—			—
Real estate secured by junior lien on 1-4 family properties-business	—	—	330	330
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	768	—	—	768
Revolving home equity secured by 1-4 family properties-personal	313	—	—	313
Real estate secured by 1st lien on 1-4 family properties-personal	118	—	—	118
Real estate secured by junior lien on 1-4 family properties-personal	17	—	—	17
Other consumer	—	29	—	29
Total	$1,578	$29	$357	$1,964

(1) Secured by business assets, personal property and equipment or guarantees

Activity in the allowance for credit losses on loans for the years ended December 31, 2025, 2024 and 2023 are as follows:

Year ended December 31, 2025	Beginning balance	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$829	$(227)	$—	$29	$631
Construction and land development	1,336	(543)	—	—	793
Real estate secured by multi-family properties	2,012	332	—	—	2,344
Real estate secured by owner-occupied properties	853	(137)	—	—	716
Real estate secured by other commercial properties	1,142	1,241	—	31	2,414
Revolving real estate secured by 1-4 family properties-business	24	5	—	—	29
Real estate secured by 1st lien on 1-4 family properties-business	1,238	117	—	10	1,365
Real estate secured by junior lien on 1-4 family properties-business	339	(328)	—	—	11
State and political subdivisions	34	(9)	—	—	25
Retail:
1-4 family residential mortgages	323	(75)	—	—	248
Construction-individual	—	3	—	—	3
Revolving home equity secured by 1-4 family properties-personal	143	(5)	—	—	138
Real estate secured by 1st lien on 1-4 family properties-personal	31	(3)	—	—	28
Real estate secured by junior lien on 1-4 family properties-personal	77	(25)	—	6	58
Student loans	310	(106)	—	22	226
Overdrafts	18	77	(92)	18	21
Other consumer	35	143	(18)	5	165
Total	$8,744	$460	$(110)	$121	$9,215

Year ended December 31, 2024	Beginning balance	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$823	$(23)	$(23)	$52	$829
Construction and land development	1,252	84	—	—	1,336
Real estate secured by multi-family properties	1,735	277	—	—	2,012
Real estate secured by owner-occupied properties	1,001	(148)	—	—	853
Real estate secured by other commercial properties	1,167	(25)	—	—	1,142
Revolving real estate secured by 1-4 family properties-business	27	(3)	—	—	24
Real estate secured by 1st lien on 1-4 family properties-business	1,507	(279)	—	10	1,238
Real estate secured by junior lien on 1-4 family properties-business	14	325	—	—	339
State and political subdivisions	55	(21)	—	—	34
Retail:
1-4 family residential mortgages	427	(108)	—	4	323
Revolving home equity secured by 1-4 family properties-personal	138	5	—	—	143
Real estate secured by 1st lien on 1-4 family properties-personal	182	(151)	—	—	31
Real estate secured by junior lien on 1-4 family properties-personal	105	(28)	—	—	77
Student loans	369	(37)	(52)	30	310
Overdrafts	16	69	(101)	34	18
Other consumer	34	14	(23)	10	35
Total	$8,852	$(49)	$(199)	$140	$8,744

Year ended December 31, 2023	Beginning balance prior to adoption of ASC 326	Impact of adopting ASC 326	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,316	$(70)	$(771)	$(313)	$661	$823
Construction and land development	755	(10)	507	—	—	1,252
Real estate secured by multi-family properties	995	684	56	—	—	1,735
Real estate secured by owner-occupied properties	1,549	(374)	(174)	—	—	1,001
Real estate secured by other commercial properties	2,458	(1,128)	(163)	—	—	1,167
Revolving real estate secured by 1-4 family properties-business	25	7	(5)	—	—	27
Real estate secured by 1st lien on 1-4 family properties-business	1,210	490	(203)	—	10	1,507
Real estate secured by junior lien on 1-4 family properties-business	30	(14)	(2)	—	—	14
State and political subdivisions	94	(20)	(19)	—	—	55
Retail:
1-4 family residential mortgages	682	(196)	(59)	—	—	427
Construction-individual	1	-	(1)	—	—	—
Revolving home equity secured by 1-4 family properties-personal	299	(7)	(154)	—	—	138
Real estate secured by 1st lien on 1-4 family properties-personal	57	15	110	—	—	182
Real estate secured by junior lien on 1-4 family properties-personal	55	29	15	—	6	105
Student loans	454	12	(48)	(57)	8	369
Overdrafts	8	3	70	(91)	26	16
Other consumer	41	(8)	13	(14)	2	34
Unallocated	502	(502)	—	N/A	N/A	—
Total	$10,531	$(1,089)	$(828)	$(475)	$713	$8,852

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

	December 31, 2025
	Amortized Cost Basis	% of Total Loan Class	Financial Effect
Commercial:
Payment Modification to Interest Only for Six Months:
Real estate secured by owner-occupied properties

Payment Modification to Interest Only for 12 Months:
C&I Other	$518	0.37%	Temporary reduction of principal payments with no extension of term
Construction Other and Land Development	6,296	6.71%	Temporary reduction of principal payments with no extension of term
Total	$6,814

	December 31, 2024
	Amortized Cost Basis	% of Total Loan Class	Financial Effect
Commercial:
Payment Modification to Interest Only for Six Months:
Real estate secured by owner-occupied properties	$1,000	0.61%	Temporary reduction of principal payments with no extension of term

Payment Modification to Interest Only for 12 Months:
C&I Other	$—
Construction Other and Land Development	—
Total	$1,000

There were no payment defaults during the 2025 and 2024 period on FDMs.

There was 7 mortgage loan(s) secured by residential real estate with a recorded investment of $862,000 for which foreclosure proceedings were in process at December 31, 2025. There was 3 mortgage loan(s) secured by residential real estate with a recorded investment of $457,000 for which foreclosure proceedings were in process at December 31, 2024.

Note 6 - Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2025	2024
Land and buildings	$18,826	$18,333
Furniture and equipment	15,686	15,429
Leasehold improvements	3,640	3,637
Right-of-use asset	2,088	2,618
Book value	40,240	40,017
Accumulated depreciation and amortization	(23,354)	(22,762)
Net book value	$16,886	$17,255

Depreciation and amortization expense on premises and equipment, which excludes operating lease costs in the table below, amounted to $974,000, $1,095,000, and $1,714,000 for the years ended December 31, 2025, 2024 and 2023, respectively. QNB did not renew any operating leases during 2025.

The following table summarized the quantitative attributes of QNB’s operating leases:

Year ended December 31,	2025	2024
Lease cost
Operating lease cost	$630	$631
Total lease cost	630	631

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Cashflows from operating leases	$641	$633

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$457

Weighted average remaining lease terms:
Operating leases	12.5 years	12.1 years
Weighted average discount rates:
Operating leases	3.09%	3.09%

Note 7 - Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $58,957,000 and $63,411,000 at December 31, 2025 and 2024, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2025	2024	2023
Balance at beginning of year	$378	$415	$469
Mortgage servicing rights capitalized	17	13	7
Mortgage servicing rights amortized	(50)	(50)	(61)
Fair market value adjustments	1	—	—
Balance at end of year	$346	$378	$415

The balance of these mortgage servicing rights is included in "Other assets" at December 31, 2025 and 2024 and the fair value of these rights was $530,000 and $556,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 12.0% to 12.5% for both 2025 and 2024; and prepayment speeds ranging from 92% to 199% for 2025 compared to 90% to 185% for 2024.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2026	$52
2027	46
2028	40
2029	35
2030	30

Note 8 - Time Deposits

The aggregate amount of time deposits was $375,797,000 and $381,458,000 at December 31, 2025 and 2024, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2025 and 2024 were $59,037,000 and $46,681,000, respectively.

At December 31, 2025, the scheduled maturities of time deposits were as follows:

2026	$360,511
2027	10,564
2028	2,467
2029	1,103
2030	1,152
Thereafter	—
Total time deposits	$375,797

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short - term borrowings (b)
2025
Balance	$14,601	$66,000
Maximum indebtedness at any month end	21,505	66,000
Daily average indebtedness outstanding	19,328	37,254
Average rate paid for the year	2.46%	4.37%
Average rate on period-end borrowings	2.37	4.03

2024
Balance	$18,636	$35,208
Maximum indebtedness at any month end	55,088	136,799
Daily average indebtedness outstanding	38,455	10,071
Average rate paid for the year	1.83%	4.41%
Average rate on period-end borrowings	2.46	4.81

(a)
Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $29,224,000 and $30,729,000 and a fair value of $26,122,000 and $26,501,000 and at December 31, 2025 and 2024 respectively. These securities are held in safekeeping at the Federal Reserve Bank of Boston.
(b)
Other short-term borrowings include Federal funds purchased, overnight and short term borrowings from the FHLB, and short-term FRB borrowings.

The Bank has four unsecured Federal funds lines granted by correspondent banks totaling $86,000,000. Federal funds purchased under these lines were $0 at both December 31, 2025 and 2024.

Note 10 - Long-Term Debt

FHLB advances are collateralized by certain mortgage loans and also require the purchase of FHLB capital stock, which is included within "Restricted investment in stocks" on the Consolidated Balance Sheets. QNB’s FHLB stock was $3,586,900 and $3,510,000 at December 31, 2025 and 2024, respectively.

QNB has a maximum borrowing capacity with the FHLB of approximately $484,377,000. At December 31, 2025 QNB had no long-term advances outstanding with the FHLB, $66,000,000 in short term borrowings as reported in Note 9 and no letters of credit issued. At December 31, 2024 QNB had $30,000,000 in long-term advances outstanding with the FHLB at fixed rates, $35,208,000 in short term borrowings as reported in Note 9 and a letter of credit issued of $283,000.

There were no long-term advances at the FHLB at December 31, 2025.

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

The carrying cost of the Subordinated Notes on the consolidated balance sheets represents the outstanding balance of the notes net of unamortized origination costs of $732,000 which amortize to interest expense through September 1, 2029.

Note 12 - Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2025	2024	2023
Current Federal income taxes	$3,820	$2,739	$2,109
Current state income taxes	127	80	83
Deferred Federal income taxes (benefits)	(13)	93	71
Deferred state income taxes (benefits)	(364)	(169)	(15)
Valuation adjustment	270	168	(4)
Net provision	$3,840	$2,911	$2,244

At December 31, 2025 and 2024, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2025	2024
Deferred tax assets
Allowance for credit losses on loans	$1,984	$1,882
Net unrealized holding losses on investment securities available-for-sale	12,383	18,226
Net unrealized holding losses on investment rate swaps	364	—
Non-accrual interest income	59	200
Leasing liability	513	630
Deferred revenue	116	113
Incurred but not reported medical expense	32	34
Bonus	337	192
State net operating loss carryforward	442	171
Other	136	106
Total deferred tax assets	16,366	21,554
Deferred tax liabilities
Deferred loan income	581	531
Depreciation	296	286
Mortgage servicing rights	74	81
Net unrealized holding losses on investment rate swaps	—	1,040
Fair value remeasurements on interest rate swap	57	22
Fair value adjustment on equity securities	—	—
Prepaid expenses	269	262
Right of use asset	449	564
Subordinated debt costs	204	263
Other	1	8
Total deferred tax liabilities	1,931	3,057
Valuation allowance	442	172
Net deferred tax asset	$13,993	$18,325

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets except a $442,000 deferred tax related to a state net operating loss that it is more likely than not that the carryforward period will expire prior to the ability to offset the loss. A valuation allowance was recorded for this amount.

A reconciliation of the tax provision on income before taxes computed at the statutory rates of 21% for 2025, 2024 and 2023 and the actual tax provision was as follows:

Year ended December 31,	2025		2024		2023
	Dollar	%	Dollar	%	Dollar	%
Provision at statutory rate	$3,765	21.0%	$3,015	21.0%	$2,463	21.0%
Tax-exempt interest and dividend income	(225)	(1.3)	(194)	(1.4)	(267)	(2.3)
Bank-owned life insurance	(71)	(0.4)	(68)	(0.5)	(67)	(0.6)
Stock-based compensation expense	24	0.1	27	0.2	26	0.2
State income tax	(187)	(1.0)	(47)	(0.3)	53	0.5
Merger-related costs	212	1.2	—	—	—	—
Other	52	0.3	10	0.1	40	0.4
Income tax provision	3,570	19.9	2,743	19.1	2,248	19.2
Valuation Adjustment	270	1.5	168	1.2	(4)	(0.1)
	$3,840	21.4%	$2,911	20.3%	$2,244	19.1%

Note 13 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3%. In addition, the plan provides for safe harbor non-elective contributions of 5% of total compensation by QNB. QNB contributed a matching contribution of $447,000, $400,000 and $376,000 for the years ended December 31, 2025, 2024, and 2023, respectively, and a safe harbor contribution of $756,000 for 2025, $706,000 for 2024, and $669,000 for 2023.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2021 Annual Meeting, shareholders approved the 2021 Employee Stock Purchase Plan (the 2021 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2025, 26,681 shares were issued under the 2021 Plan. The 2021 Plan expires May 31, 2026.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2025	2024	2023
Shares	5,448	7,339	6,630
Price per share	$32.00 and $33.12	$22.00 and $23.20	$23.10

QNB implemented the Nonqualified Deferred Compensation Plan (NDCP) during 2023 for the benefit of a select group of its management or highly compensated employees. The purpose of the NDCP is to provide a deferred compensation vehicle to which QNB may credit discretionary amounts on behalf of the participants for recruitment and reward. QNB contributed $157,000 and $136,000 to the NDCP in 2025 and 2024, respectively. The NDCP liability was $401,000 at December 31, 2025.

Note 14 - Stock Option Plan and Non-Employee Director Compensation Plan

QNB has a stock incentive plan (the 2025 Plan) administered by a committee which consists of three or more members of QNB’s Board of Directors. The 2025 Plan, authorizing the issuance of 500,000 shares, was approved at the Company's 2025 Meeting of Shareholders. Under the 2025 Plan, qualified stock options may be granted to certain employees and non-qualified stock options, restricted stock and awards may be granted to certain employees and non-employee directors. There were no grants under the 2025 Plan. Compensation cost will be measured using the fair value of an award on the grant date and recognized over the service period, which is usually the vesting period. The 2025 Plan will expire on May 19, 2035. The time period by which any option is exercisable under this Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant.

The 2015 Stock Incentive Plan (the 2015 Plan) provides for the granting of either (i) Non-Qualified Stock Options (NQSOs) or (ii) Incentive Stock Options (ISOs). The exercise price of an option, as defined by the 2015 Plan, is the fair market value of QNB’s common stock at the date of grant. The 2015 Plan provides for the exercise either in cash or in securities of the Company or in any combination thereof. The 2015 Plan, which expired March 15, 2025, authorized the issuance of 300,000 shares. The 2015 Plan was amended, effective January 1, 2023, to increase the maximum term of any options granted under the plan from five years to ten years, and to also require that awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. There were 321,525 options granted, 115,500 options forfeited, 29,880 options exercised and 176,145 options outstanding under the 2015 Plan as of December 31, 2025. The 2015 Plan expired February 24, 2025.

As of December 31, 2025, there was approximately $505,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 28 months.

Stock option activity during 2025, 2024, and 2023 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	109,150	$37.65
Exercised	—	—
Forfeited	(22,600)	43.15
Granted	35,000	29.51
Outstanding at December 31, 2023	121,550	34.29
Exercised	—	—
Forfeited	(24,275)	37.69
Granted	40,000	23.40
Outstanding at December 31, 2024	137,275	30.51		697
Exercised	(9,055)	29.60		48
Forfeited	(21,050)	36.04		7
Granted	68,975	33.50		101
Outstanding at December 31, 2025	176,145	$31.07	6.65	$743
Exercisable at December 31, 2025	56,550	$33.02	2.71	$166

As of December 31, 2025, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	37,840	$23.40	8.13	6,240	$23.40
	30,780	29.51	7.13	10,260	29.51
	15,450	32.50	0.13	15,450	32.50
	67,475	33.50	9.12	—	—
	24,600	37.26	1.13	24,600	37.26
Outstanding at December 31, 2025	176,145	$31.07	6.65	56,550	$33.02

The intrinsic value related to total stock options exercised during 2025, 2024, and 2023 are as follows:

	2025	2024	2023
Intrinsic value of stock options exercised	$48	$—	$—

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan initially required each non-employee director of QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock; this amount was increased to $19,230 for 2025 to align director compensation with our peers. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount (which is one-half of the annual compensation paid in stock) by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of December 31, 2025, 8,418 shares were issued to non-employee directors and there were 41,582 shares remaining under the Director Compensation Plan. Stock-based compensation expense related to the Director Compensation Plan was $173,000 and $72,000 for the for the years ended December 31, 2025 and 2024, respectively.

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

Balance, December 31, 2024	$19,092
New loans	10,835
Repayments	(19,422)
Balance, December 31, 2025	$10,505

The following table provides additional information regarding transactions with related parties.

December 31,	2025	2024
Commitments to extend credit	$6,534	$5,627
Letters of credit	1,755	2,050
Deposits received	11,023	7,232

Note 16 - Commitments and Contingencies

Financial instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the Consolidated Financial Statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $76,000 at December 31, 2025 and $87,000 at December 31, 2024, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2025	2024
Commitments to extend credit and unused lines of credit	$401,073	$329,509
Standby letters of credit	19,522	19,018
Total financial instrument commitments	$420,595	$348,527

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit totaling $16,013,000 expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2025 and 2024 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. A maturity analysis of the operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Operating Leases
2026	$504
2027	431
2028	351
2029	273
2030	190
Thereafter	1,736
Total undiscounted cashflows	3,485
Total discount on cashflows	(1,100)
Total lease liabilities	$2,385

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2025. Operating lease costs, which include common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2025, 2024 and 2023, was $739,000, $734,000 and $723,000, respectively.

Note 17 - Accumulated Other Comprehensive Income (Loss)

The following shows the components of accumulated other comprehensive income (loss) during the periods ended December 31, 2025, 2024 and 2023:

December 31,	2025	2024	2023
Unrealized net holding loss on available-for-sale securities	$(59,217)	$(79,832)	$(85,996)
Tax effect*	12,747	17,186	18,059
Accumulated other comprehensive loss income, net of tax	$(46,470)	$(62,646)	$(67,937)

* At blended rates of federal and state tax rates of 21.5%, 21.5% and 21.0%

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2025	2024	2023	Affected line item in statement of income
Realized net holding loss on available-for-sale securities	$—	$(1,096)	$(2,058)	Net (loss) gain on sales of investment securities

Tax effect*	—	230	432	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$—	$(866)	$(1,626)	Net of tax

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

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasuries	$—	$21,583	$—	$21,583
U.S. Government agency securities	—	70,850	—	70,850
State and municipal securities (1)	—	88,787	—	88,787
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	182,208	—	182,208
Collateralized mortgage obligations (CMOs)	—	149,203	—	149,203
Corporate debt securities and money market funds	—	30,149	50	30,199
Total securities available-for-sale	—	542,780	50	542,830
Total recurring fair value measurements	$—	$542,780	$50	$542,830

Nonrecurring fair value measurements *
Collateral dependent loans	$—	$—	$5,440	$5,440
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$5,441	$5,441

(1) Includes derivatives designated as fair value hedging instruments.

* impairment

December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasuries	$—	$18,010	$—	$18,010
U.S. Government agency securities	—	66,908	—	66,908
State and municipal securities (1)	—	86,352	—	86,352
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	198,510	—	198,510
Collateralized mortgage obligations (CMOs)	—	161,646	—	161,646
Corporate debt securities	—	15,082	51	15,133
Total securities available-for-sale	—	546,508	51	546,559
Equity securities	—	—	—	-
Total recurring fair value measurements	$—	$546,508	$51	$546,559

Nonrecurring fair value measurements *
Collateral dependent loans	$—	$—	$—	$—
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$1	$1

(1) Includes derivatives designated as fair value hedging instruments.

* impairment

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2025	Fair value	Valuation techniques		Unobservable input		Value or range of values
Collateral dependent loans	$5,440	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10 to -100%
				Liquidation expenses	(3)	10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2.8 to 29.1 yrs
				Prepayment Speeds		92% to 199%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2024	Fair value	Valuation techniques		Unobservable input		Value or range of values
Collateral dependent loans	$—	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-100%
				Liquidation expenses	(3)	0%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		0.4 to 29.2 yrs
				Prepayment Speeds		90% to 350%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using significant unobservable inputs (Level 3)
Securities available-for-sale	2025	2024
Balance, beginning of year	$51	$52
Payments received	(2)	(3)
Sale of securities	—	—
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	1	2
Transfers in and/or out of Level 3	—	—
Balance, end of year	$50	$51

There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2025 and 2024.

The Level 3 securities consist of one collateralized debt obligation security (“PreTSL”), which is backed by trust preferred securities issued by banks. The market for this security at December 31, 2025 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2025;
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

The Bank used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s single underlying issuer, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year swap rate is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of PreTSL securities, which are priced using the 3-month LIBOR as a reference rate. The discount rate of 8.9% includes the risk-free rate, a credit component and a spread for illiquidity.

The following information should not be interpreted as an estimate of the fair value of QNB since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful.

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2025 and 2024:

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

The estimated fair values and carrying amounts of QNB’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2025	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,297	$50,297	$50,297	$—	$—
Investment securities:
Available-for-sale (1)	542,830	542,830	—	542,780	50
Restricted investment in bank stocks	6,663	6,663	—	6,663	—
Loand held for sale	246	249	—	249	—
Net loans	1,252,859	1,265,478	—	—	1,265,478
Mortgage servicing rights	346	530	—	—	530
Accrued interest receivable	4,839	4,839	—	4,839	—

Financial liabilities
Deposits with no stated maturities	$1,266,714	$1,266,714	$1,266,714	$—	$—
Deposits with stated maturities	375,797	374,988	—	374,988	—
Short-term borrowings	80,601	80,601	80,601	—	—
Long-term debt	—	—	—	—	—
Subordinated debt	39,268	40,541	—	40,541	—
Accrued interest payable	5,050	5,050	—	5,050	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	74	—	74	—

(1) Includes derivatives designated as fair value hedging instruments.

			Fair value measurements
December 31, 2024	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,713	$50,713	$50,713	$—	$—
Investment securities:
Available-for-sale (1)	546,559	546,559	—	546,508	51
Restricted investment in bank stocks	5,436	5,436	—	5,436	—
Loand held for sale	664	664	—	664	—
Net loans	1,207,304	1,212,780	—	—	1,212,780
Mortgage servicing rights	378	556	—	—	556
Accrued interest receivable	4,965	4,965	—	4,965	—

Financial liabilities
Deposits with no stated maturities	$1,247,083	$1,247,083	$1,247,083	$—	$—
Deposits with stated maturities	381,458	379,960	—	379,960	—
Short-term borrowings	53,844	53,844	53,844	—	—
Long-term debt	30,000	30,033	—	30,033	—
Subordinated debt	39,068	40,600	—	40,600	—
Accrued interest payable	7,580	7,580	—	7,580	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	59	—	59	—

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

The following table presents the notional amounts of derivatives designated as fair value hedging instruments at December 31, 2025 and 2024. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	At December 31, 2025			At December 31, 2024
	Interest Rate Swaps-Fair Value Hedges			Interest Rate Swaps-Fair Value Hedges
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$96,037	$(583)	$75,000	$96,709	$1,566
U.S. Government agencies and GSE mortgage backed securities	201,364	276,329	(1,109)	225,000	309,546	3,264
Total	$276,364	$372,366	$(1,692)	$300,000	$406,255	$4,830

The following table presents amounts of included in the Consolidated Statements on Income for derivatives designated as fair value hedging instruments for the years ended December 31, 2025 and 2024.

For the year ended	December 31,
Income Sheet Classification	2025	2024
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$3,232	$3,910
Recognized on hedge portfolio	(2,686)	(2,664)
Recognized on remeasurement of fair value hedge	59	10
U.S. Government agencies and GSE mortgage backed securities
Recognized on fair value hedge	9,351	11,731
Recognized on hedge portfolio	(7,961)	(8,243)
Recognized on remeasurement of fair value hedge	104	34
Total	$2,099	$4,778

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

Note 21 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2025	2024
Assets
Cash and cash equivalents
Balances with subsidiary or affiliated depository institutions	$1,784	$1,193
Balances with unrelated depository institutions	627	3,414
Investment securities:
Available-for-sale (amortized cost $21,577 and $18,004)	21,583	18,010
Investment in subsidiary	145,258	120,576
Other assets	1,061	674
Total assets	$170,313	$143,867

Liabilities
Subordinated debt	$39,268	$39,068
Other liabilities	1,482	1,450
Total liabilities	40,750	40,518
Shareholders' equity	129,563	103,349
Total liabilities and shareholders' equity	$170,313	$143,867

Statements of Income
Year ended December 31,	2025	2024	2023
Dividends from subsidiary	$9,685	$7,023	$4,407
Interest, dividend and other income	868	733	517
Securities gains (losses)	—	517	(19)
Net unrealized (loss) gain on investment equity securities	—	(215)	250
Total income	10,553	8,058	5,155
Expenses	5,783	1,923	661
Income before applicable income taxes and equity in undistributed income of subsidiary	4,770	6,135	4,494
Provision for income tax (benefit) expense	(812)	(99)	(1)
Income before equity in undistributed income of subsidiary	5,582	6,234	4,495
Equity in undistributed income of subsidiary	8,508	5,214	4,988
Net income	$14,090	$11,448	$9,483

Statements of Comprehensive Income (Loss)
Year ended December 31,	2025			2024			2023
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$17,930	$3,840	$14,090	$14,359	$2,911	$11,448	$11,727	$2,244	$9,483
Other comprehensive income:
Net unrealized holding gain on available-for-sale securities:
Unrealized holding gain arising during the period	20,615	4,439	16,176	5,068	643	4,425	14,638	3,074	11,564
Reclassification adjustment for loss included in net income	—	—	—	1,096	230	866	2,058	432	1,626
Other comprehensive income	20,615	4,439	16,176	6,164	873	5,291	16,696	3,506	13,190
Total comprehensive income	$38,545	$8,279	$30,266	$20,523	$3,784	$16,739	$28,423	$5,750	$22,673

Statements of Cash Flows
Year ended December 31,	2025	2024	2023
Operating Activities
Net income	$14,090	$11,448	$9,483
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(8,508)	(5,214)	(4,988)
Net securities gains (losses)	—	(517)	19
Net unrealized loss (gain) on investment equity securities	—	215	(250)
Stock-based compensation expense	334	199	185
Accretion of discounts on investment securities	(251)	(349)	(174)
Amortization of deferred costs on subordinated debt	200	56	—
Increase (decrease) in other liabilities	32	210	(36)
(Decrease) increase in other assets	(326)	77	(122)
Deferred income tax (benefit) provision	(59)	226	42
Net cash provided by operating activities	5,512	6,351	4,159
Investing activities
Purchase of investment equity securities	—	(1,170)	(2,179)
Purchase of investment securities available-for-sale	(60,372)	(35,783)	(14,275)
Proceeds from sale of investment equity securities	—	7,382	8,556
Proceeds from maturities of investment securities available-for-sale	57,050	24,575	7,800
Capital contribution to Bank	—	(32,900)	—
Net cash used by investing activities	(3,322)	(37,896)	(98)
Financing activities
Issuance of subordinated debt	—	40,000	—
Cash dividend paid	(5,000)	(4,798)	(4,671)
Treasury stock purchase	#REF!	—	—
Proceeds from issuance of common stock	614	385	822
Net cash provided by (used) by financing activities	#REF!	35,587	(3,849)
Iincrease) decrease in cash and cash equivalents	#REF!	4,042	212
Cash and cash equivalents at beginning of year	4,607	565	353
Cash and cash equivalents at end of year	#REF!	$4,607	$565

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2025, that the Company and the Bank met capital adequacy requirements to which they were subject.

The Bank is presently considered to be “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$225,324	15.86%	113,675	8.00%	142,093	10.00%
Bank	201,024	14.15	113,623	8.00	142,029	10.00

Tier I capital (to risk-weighted assets):
Consolidated	176,033	12.39	85,256	6.00	85,256	6.00
Bank	191,733	13.50	85,217	6.00	113,623	8.00

Common equity tier 1 capital (to risk- weighted assets):
Consolidated	176,033	12.39	63,942	4.50	N/A	N/A
Bank	191,733	13.50	63,913	4.50	92,319	6.50

Tier I capital (to average assets):
Consolidated	176,033	9.02	78,045	4.00	N/A	N/A
Bank	191,733	9.94	77,131	4.00	96,414	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$214,826	15.56%	110,480	8.00%	138,100	10.00%
Bank	192,057	13.92	110,396	8.00	137,995	10.00

Tier I capital (to risk-weighted assets):
Consolidated	165,995	12.02	82,860	6.00	82,860	6.00
Bank	183,226	13.28	82,797	6.00	110,396	8.00

Common equity tier 1 capital (to risk- weighted assets):
Consolidated	165,995	12.02	62,145	4.50	N/A	N/A
Bank	183,226	13.28	62,098	4.50	89,696	6.50

Tier I capital (to average assets):
Consolidated	165,995	8.70	76,357	4.00	N/A	N/A
Bank	183,226	9.71	75,483	4.00	94,353	5.00

Note 23 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2025 and 2024 are in the following table:

	Quarters Ended 2025				Quarters Ended 2024
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Interest income	$22,198	$23,110	$23,518	$23,812	$19,569	$20,345	$21,945	$22,209
Interest expense	10,661	10,458	10,520	9,770	9,401	9,753	10,818	11,234
Net interest income	11,537	12,652	12,998	14,042	10,168	10,592	11,127	10,975
Provison (reversal of provision) for credit losses	550	(146)	93	(48)	(86)	114	159	(255)
Non-interest income	1,584	1,652	1,847	1,874	1,836	1,465	1,967	1,645
Non-interest expense	9,369	9,562	10,182	10,694	8,833	8,934	8,636	9,081
Income before income taxes	3,202	4,888	4,570	5,270	3,257	3,009	4,299	3,794
Provision for income taxes	624	1,005	922	1,289	663	544	961	743
Net Income	$2,578	$3,883	$3,648	$3,981	$2,594	$2,465	$3,338	$3,051
Earnings Per Share - basic *	$0.70	$1.05	$0.98	$1.07	$0.71	$0.67	$0.91	$0.83
Earnings Per Share - diluted *	$0.69	$1.04	$0.98	$1.06	$0.71	$0.67	$0.91	$0.83

* Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of QNB’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the QNB's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of SEC Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the captions:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the captions:

•
“Compensation Committee Report”
•
“Executive Compensation”
•
“Director Compensation”
•
“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2025. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders:
2015 Stock option plan	176,145	$31.07	—
2025 Stock option plan	—	—	500,000
2021 Employee stock purchase plan	—	—	3,319
Equity compensation plans not approved by QNB shareholders:
None	—	—	—
Total	176,145	$31.07	503,319

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the captions:

•
“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the captions:

•
“Certain Relationships and Related Party Transactions”
•
“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the captions:

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

3. The following exhibits are incorporated by reference herein or filed with this Form 10-K:

2.1-

Agreement and Plan of Merger, dated as of September 23, 2025. by and between QNB Corp. and The Victory Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 23, 2025)

3.1-

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015)

3.2-

By-laws of Registrant, as amended January 26, 2021. (Incorporated by reference to Exhibit 3.1 of the Registrant's Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 27, 2021)

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

10.7-	QNB Corp 2025 Equity Incentive Plan (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed April 8, 2025)*
10.9-	QNB Corp. 2021 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to QNB Corp.’s proxy statement, filed with the Commission on April 15, 2021)
10.10-	QNB Corp. 2023 Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix A to QNB Corp.'s proxy statement, filed April 11, 2023)*
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
March 16, 2026
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Randy S. Bimes	Director, Chairman	March 16, 2026
Randy S. Bimes

/s/ David W. Freeman	Chief Executive Officer,	March 16, 2026
David W. Freeman	Principal Executive
Officer and Director

/s/ Autumn R. Bayles	Director	March 16, 2026
Autumn R. Bayles /s/ Laurie A. Bergman	Director	March 16, 2026
Laurie A. Bergman

/s/ Kenneth F. Brown, Jr.	Director	March 16, 2026
Kenneth F. Brown, Jr.

/s/ Gerald E.Gorski	Director	March 16, 2026
Gerald E. Gorski

/s/ Jennifer L. Mann	Director	March 16, 2026
Jennifer L. Mann

/s/ Ranajoy Ray-Chaudhuri	Director	March 16, 2026
Ranajoy Ray-Chaudhuri

/s/ Randall E. Stauffer	Director	March 16, 2026
Randall E. Stauffer

/s/ W. Randall Stauffer	Director	March 16, 2026
W. Randall Stauffer

/s/ Scott R. Stevenson	Director	March 16, 2026
Scott R. Stevenson

/s/ Jeffrey Lehocky	Chief Financial Officer	March 16, 2026
Jeffrey Lehocky	(Principal Financial Officer)

/s/ Mary E. Liddle	Chief Accounting Officer	March 16, 2026
Mary E. Liddle	(Principal Accounting Officer)