Form 10-Q
period 2026-03-31
QNB CORP.
filed 2026-05-05
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, par value $0.625	4,965,957

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2026

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$17,632	$12,900
Interest-bearing deposits in banks	38,971	37,397
Total cash and cash equivalents	56,603	50,297
Investments:
Available-for-sale (amortized cost $587,940 and $602,047)	528,007	542,830
Restricted investment in stocks	7,427	6,663
Loans held-for-sale	1,199	246
Loans receivable	1,282,773	1,262,074
Allowance for credit losses on loans	(9,531)	(9,215)
Loans receivable, net	1,273,242	1,252,859
Bank-owned life insurance	12,367	12,275
Premises and equipment, net	17,947	16,886
Accrued interest receivable	4,850	4,839
Net deferred tax assets	13,963	13,993
Other assets	7,518	5,117
Total assets	$1,923,123	$1,906,005

Liabilities
Deposits
Demand, non-interest bearing	$187,580	$189,957
Interest-bearing demand	549,725	534,854
Money market	258,917	260,742
Savings	290,838	281,161
Time less than $100	161,443	167,010
Time $100 through $250	148,073	149,750
Time greater than $250	56,855	59,037
Total deposits	1,653,431	1,642,511
Short-term borrowings	86,806	80,601
Subordinated debt	39,318	39,268
Accrued interest payable	3,593	5,050
Other liabilities	8,591	9,012
Total liabilities	1,791,739	1,776,442

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,992,913 shares and 3,947,561
shares issued; 3,784,227 and 3,738,875 shares outstanding	2,496	2,467
Surplus	30,268	29,206
Retained earnings	149,689	148,397
Accumulated other comprehensive loss, net of tax	(47,032)	(46,470)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	131,384	129,563
Total liabilities and shareholders' equity	$1,923,123	$1,906,005

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	For the Three Months Ended March 31,
	2026	2025
Interest income
Interest and fees on loans	$18,626	$17,315
Interest and dividends on available-for-sale & equity securities:
Taxable	3,143	4,013
Tax-exempt	355	353
Interest on interest-bearing balances and other interest income	352	517
Total interest income	22,476	22,198
Interest expense
Interest on deposits
Interest-bearing demand	1,994	2,400
Money market	1,603	1,818
Savings	903	893
Time less than $100	1,327	1,670
Time of $100 through $250	1,311	1,613
Time greater than $250	530	518
Interest on short-term borrowings	762	456
Interest on long-term debt	—	356
Interest on subordinated debt	937	937
Total interest expense	9,367	10,661
Net interest income	13,109	11,537
Provision for credit losses	300	550
Net interest income after provision for credit losses	12,809	10,987
Non-interest income
Fees for services to customers	513	447
ATM and debit card	741	656
Retail brokerage and advisory	203	141
Bank-owned life insurance	92	87
Merchant	82	75
Net gain on sale of loans	8	18
Other	162	160
Total non-interest income	1,801	1,584
Non-interest expense
Salaries and employee benefits	5,616	5,032
Net occupancy	685	614
Furniture and equipment	1,207	1,122
Marketing	358	189
Third party services	814	662
Telephone, postage and supplies	123	124
State taxes	205	267
FDIC insurance premiums	192	274
Merger-related expenses	888	—
Other	1,050	1,085
Total non-interest expense	11,138	9,369
Income before income taxes	3,472	3,202
Provision for income taxes	707	624
Net income	$2,765	$2,578
Earnings per share - basic	$0.74	$0.70
Earnings per share - diluted	$0.73	$0.69
Cash dividends per share	$0.39	$0.38
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
For the Three Months Ended March 31,	2026			2025
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,472	$707	$2,765	$3,202	$624	$2,578
Other comprehensive (loss) gain:
Net unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(716)	(154)	(562)	4,133	890	3,243
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Other comprehensive (loss) gain	(716)	(154)	(562)	4,133	890	3,243
Total comprehensive income	$2,756	$553	$2,203	$7,335	$1,514	$5,821

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

The accompanying notes are an integral part of the consolidated financial statements.

For the Three Months Ended March 31, 2026 and 2025
					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2026	3,738,875	$2,467	$29,206	$148,397	$(46,470)	$(4,037)	$129,563
Net income		—	—	2,765	—	—	2,765
Other comprehensive loss, net of tax		—	—	—	(562)	—	(562)
Cash dividends declared ($0.39 per share)		—	—	(1,473)	—	—	(1,473)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,136	3	193	—	—	—	196
Stock issued for options exercised	24,750	16	762	—	—	—	778
Issurance of restricted stock awards	13,000	8	(8)	—	—	—	—
Stock issued for Non-Employee Director Compensation	2,466	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	117	—	—	—	117
Balance, March 31, 2026	3,784,227	$2,496	$30,268	$149,689	$(47,032)	$(4,037)	$131,384

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2025	3,696,616	$2,441	$27,633	$139,958	$(62,646)	$(4,037)	$103,349
Net income		—	—	2,578	—	—	2,578
Other comprehensive income, net of tax		—	—	—	3,243	—	3,243
Cash dividends declared ($0.38 per share)		—	—	(1,407)	—	—	(1,407)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,603	4	227	—	—	—	231
Stock issued for options exercised	5,225	3	153	—	—	—	156
Stock issued for Non-Employee Director Compensation	1,053	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	73	—	—	—	73
Balance, March 31, 2025	3,709,497	$2,449	$28,085	$141,129	$(59,403)	$(4,037)	$108,223

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Three Months Ended March 31,	2026	2025
Operating Activities
Net income	$2,765	$2,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	440
Provision for credit losses	300	550
Net gain on sale of loans	(8)	(18)
Proceeds from sales of residential mortgages held-for-sale	757	394
Origination of residential mortgages held-for-sale	(1,702)	(380)
Increase in cash surrender value of bank-owned life insurance	(92)	(87)
Stock-based compensation expense	117	73
Deferred income tax expense	184	26
Net decrease in income taxes payable	(517)	(102)
Net (increase) decrease in accrued interest receivable	(11)	164
Fair value remeasurements on interest rate swap	44	(12)
Amortization of mortgage servicing rights and change in valuation allowance	9	10
Net amortization of premiums and discounts on investment securities	308	262
Net amortization of deferred costs on subordinated debt	50	50
Net decrease in accrued interest payable	(1,457)	(3,115)
Operating lease payments	(168)	(161)
(Increase) decrease in other assets	(1,894)	181
Decrease in other liabilities	(1,017)	(1,840)
Net cash used in operating activities	(1,934)	(987)
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	27,194	22,776
Purchases of investments available-for-sale	(13,439)	(19,472)
Proceeds from redemption of investment in restricted stock	937	1,803
Purchases of restricted stock	(1,701)	(1,858)
Net (increase) decrease in loans	(20,686)	4,309
Net purchases of premises and equipment	(691)	(176)
Net cash (used in) provided by investing activities	(8,386)	7,382
Financing Activities
Net (decrease) increase in non-interest-bearing deposits	(2,377)	20,167
Net increase in interest-bearing deposits	13,297	15,847
Net increase (decrease) in short-term borrowings	6,205	(10,545)
Cash dividends paid, net of reinvestment	(1,309)	(1,238)
Proceeds from issuance of common stock	810	218
Net cash provided by financing activities	16,626	24,449
Increase in cash and cash equivalents	6,306	30,844
Cash and cash equivalents at beginning of year	50,297	50,713
Cash and cash equivalents at end of period	$56,603	$81,557
Supplemental Cash Flow Disclosures
Interest paid	$10,824	$13,776
Federal income taxes paid, net of refunds received	1,000	700
State income taxes paid, net of refunds received	40	—

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2025 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2026 for items that should potentially be recognized or disclosed in these consolidated financial statements and has not identified any subsequent event except as follows:

On April 1, 2026, pursuant to the Agreement and Plan of Merger, dated as of September 23, 2025, between QNB and The Victory Bancorp, Inc. (Victory), Victory merged with and into the QNB with the QNB continuing as the surviving corporation and Victory's wholly owned banking subsidiary, The Victory Bank, merged with and into the Bank with the Bank continuing as the surviving corporation. The purchase price was $47,106,000.

On April 13, 2026, Visa, Inc. commenced a second exchange offer for all of its outstanding shares of Class B-2 common stock for a combination of Class B-3 and Class C common shares. The exchange offer is optional for current Class B-2 holders and expires at 11:59 p.m. on May 8, 2026. QNB has elected to participate in the exchange offer and has submitted the required exchange documents, including a required make-whole agreement pursuant to which participating Class B-2 stockholders agree to reimburse Visa for future obligations relating to certain litigation which, but for participation in the exchange offer, would have otherwise been the responsibility of the Class B-2 stockholder as a result of its ownership of the Class B-2 common stock. QNB currently holds 3,251 Class B-2 common shares with a cost basis of $0. Upon acceptance by Visa, Inc. of QNB's submitted documents, QNB expects to receive 1,625 shares of Class B-3 common shares and 612 Class C shares. After a required holding period, the Class C shares are convertible into Class A shares, and, at that time, the Class C shares would become marketable and unrestricted. QNB expects to record a unrealized gain on the Class C shares in the second quarter of 2026 and a reserve of the make-whole agreement.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On November 12, 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-08 -Finance Instruments--Credit Losses (Topic 326): Purchased Loans, amending ASC 326 to expand use of the gross-up approach in ASC 326, Credit Losses, to all purchased seasoned loans. This approach was previously only applied to purchased credit deteriorated (PCD) assets. Purchased seasoned loans are defined as loans that are not PCD assets, credit card receivables, debt securities or trade receivables that are acquired in a business combination, or obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those years. Entities are required to apply the guidance prospectively. Early adoption is permitted.

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

Stock-based compensation expense related to the 2015 and 2025 Plan was $69,000 and $30,000 for the three months ended September 30, 2026 and 2025, respectively. At March 31, 2026, there was approximately $728,000 of unrecognized compensation cost related to unvested share-based compensation on stock option award grants that is expected to be recognized over the next 30 months; and $467,000 or unrecognized compensation cost related to share-based compensation on restricted stock awards that is expected to be recognized over the next 19 months.

Options were granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The time period during which any option is exercisable under the 2025 Plan was determined by the Committee but shall not commence before the expiration of six months after the date of grant. Stock option awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. Restrict Stock Awards granted under the plan will vest over three year; however some of the awards are performance-based and will vest over three years based of performance factors. As of March 31, 2026 there were 50,000 total options and awards granted and outstanding and 450,000 shares available for future grants under the 2025 Plan. As of March 31, 2026 there were 149,445 options outstanding under the 2015 Plan.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Three Months Ended March 31,	2026	2025
Risk free interest rate	3.82%	4.44%
Dividend yield	4.35%	4.36%
Volatility	26.34%	24.96%
Expected life (years)	6.50	6.50

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the three months ended March 31, 2026 and 2025 was $7.17 and $6.64, respectively.

Stock option activity during the three months ended March 31, 2026 and 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	176,145	$31.07		$1,569
Granted	37,000	38.00		73
Exercised	(24,750)	31.42		212
Forfeited	(1,950)	32.50		15
Outstanding at March 31, 2026	186,445	$32.38	7.60	$1,416
Exercisable at March 31, 2026	58,085	$32.11	5.05	$457

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	137,275	$30.51		$723
Granted	68,975	33.50		121
Exercised	(5,225)	29.81		28
Forfeited	(19,150)	36.50		—
Outstanding at March 31, 2025	181,875	$31.04	7.39	$816
Exercisable at March 31, 2025	60,380	$32.79	3.58	$198

Restricted stock award activity during the three months ended March 31, 2026 is as follows; there were no restricted stock awards granted prior to February 2026:

	Number of options	Weighted average Fair Value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	—	$—		$—
Granted	13,000	38.00		520
Vested	—	—		—
Forfeited	—	—		—
Outstanding at March 31, 2026	13,000	$38.00	$10.0	$520
Awards Nonvested at March 31, 2026	13,000	$38.00	$10.0	$520

QNB maintains a 2021 Employee Stock Purchase Plan (the "2021 ESPP") offering eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). There was no stock-based compensation expense related to the 2021 ESPP for the three months ended March 31, 2026 and 2025, respectively. The 2021 ESPP authorized the issuance of 30,000 shares. As of March 31, 2026 there were 3,319 shares remaining for issuance under the 2021 ESPP Plan. The 2021 ESPP Plan expires May 31, 2026.

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan initially required each non-employee director of QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock; this amount was increased to $19,230 for 2025 to align director compensation with our peers. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount (which is one-half of the annual compensation paid in stock) by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of March 31, 2026, 10,884 shares were issued to non-employee directors and there were 39,116 shares remaining under the Plan. Stock-based compensation expense related to the Director Compensation Plan was $48,000 for the three months ended March 31, 2026 and $43,000 for the three months ended March 31, 2025.

4. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share - net income	$2,765	$2,578
Denominator for basic earnings per share - weighted average shares outstanding	3,760,664	3,699,854
Effect of dilutive securities - employee stock options	14,915	13,287
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,775,579	3,713,141
Earnings per share - basic	$0.74	$0.70
Earnings per share - diluted	0.73	0.69

There were 124,215 and 93,574 stock options that were anti-dilutive for the three-month periods ended March 31, 2026 and 2025, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the three months ended March 31, 2026 and 2025. As of March 31, 2026, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

5. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at March 31, 2026 and December 31, 2026:

	March 31,	December 31,
	2026	2025
Unrealized net holding losses on available-for-sale securities	$(59,933)	$(59,217)
Tax effect	12,901	12,747
Accumulated other comprehensive loss, net of tax	$(47,032)	$(46,470)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

For the Three Months Ended March 31,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income	2026	2025	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$—	$—	Net gain (loss) on sales of investments available-for-sale
Tax effect	—	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive gain, net of tax	$—	$—	Net of tax

6. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2026 and December 31, 2025 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
March 31, 2026	value	gains	losses	gains (1)	cost
U.S. Treasury	$19,435	$—	$(2)	$—	$19,437
U.S. Government agency	70,786	—	(5,185)	—	75,971
State and municipal	87,249	—	(17,086)	(82)	104,417
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	177,676	—	(25,553)	(57)	203,286
Collateralized mortgage obligations (CMOs)	145,102	146	(11,469)	—	156,425
Corporate debt and money market funds	27,759	185	(830)	—	28,404
Total investment debt securities available-for-sale	$528,007	$331	$(60,125)	$(139)	$587,940

(1) See Note 12

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2025	value	gains	losses	losses (1)	cost
U.S. Treasury	$21,583	$6	$—	$—	$21,577
U.S. Government agency	70,850	—	(5,118)	—	75,968
State and municipal	88,787	—	(15,326)	(583)	104,696
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	182,208	—	(25,767)	(1,109)	209,084
Collateralized mortgage obligations (CMOs)	149,203	19	(11,170)	—	160,354
Corporate debt and money market funds	30,199	314	(483)	—	30,368
Total investment debt securities available-for-sale	$542,830	$339	$(57,864)	$(1,692)	$602,047

(1) See Note 12

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2026 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments of the underlying loans.

March 31, 2026	Fair value	Amortized cost
Due in one year or less	$24,850	$24,921
Due after one year through five years	76,933	82,577
Due after five years through ten years	50,836	55,335
Due after ten years	52,610	65,396
	205,229	228,229
Residential mortgage-backed securities	177,676	203,286
Collateralized mortgage obligations	145,102	156,425
Total	$528,007	$587,940

Proceeds from sales of investment securities available-for-sale were approximately $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 and December 31, 2025, investment securities available-for-sale totaling approximately $226,967,000 and $234,159,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

For the Three Months Ended March 31,
	2026	2025
Gross realized gains	$—	$—
Gross realized losses	—	—
Impairment	—	—
Total net gains (losses) on AFS securities	$—	$—

The tax applicable to the net realized losses for the three-month periods ended March 31, 2026 and 2025 was $0 and $0, respectively. The tax applicable to the net realized losses for the nine-month periods ended March 31, 2026 and 2025 was $0 and $0, respectively.

QNB follows the accounting guidance in FASB ASC 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive loss. No credit impairments were recognized on debt securities during the three months ended March 31, 2026 and 2025, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	securities	value	losses	value	losses	value	losses
U.S. Treasury	1	$3,000	$(2)	$—	$—	$3,000	$(2)
U.S. Government agency	35	—	—	70,786	(5,185)	70,786	(5,185)
State and municipal	188	1,580	(47)	85,674	(17,039)	87,254	(17,086)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	150	—	—	177,590	(25,553)	177,590	(25,553)
Collateralized mortgage obligations (CMOs)	154	56,793	(106)	88,260	(11,363)	145,053	(11,469)
Corporate debt and money market funds	14	25,919	(758)	1,477	(72)	27,396	(830)
Total	542	$87,292	$(913)	$423,787	$(59,212)	$511,079	$(60,125)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	70,850	(5,118)	70,850	(5,118)
State and municipal	187	-	—	89,085	(15,326)	89,085	(15,326)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	151	-	—	183,138	(25,767)	183,138	(25,767)
Collateralized mortgage obligations (CMOs)	149	22,618	(91)	111,962	(11,079)	134,580	(11,170)
Corporate debt and money markets	6	9,232	(404)	1,421	(79)	10,653	(483)
Total	528	$31,850	$(495)	$456,456	$(57,369)	$488,306	$(57,864)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for impairment and considers the current economic conditions, interest rates and the bond rating of each security. The unrealized losses at March 31, 2026 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consisted of investments with readily determinable fair values in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income. The Company sold its equity portfolio during 2024.

7. RESTRICTED INVESTMENTS IN STOCK

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $3,930,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $12,000, VISA Class B-2 stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at March 31, 2026. FHLB and ACBB stock were issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and do not have a readily-determinable fair value. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank has a $2,485,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program, the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

The Bank owns 3,251 shares of Visa Class B-2 common shares, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-2 stock will be converted to Visa Class A shares using a conversion factor (1.5075 as of February 26, 2026), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-2 shares are permitted to transact in Class B-2. Due to the lack of orderly trades and public information of such trades, Visa Class B-2 stock did not have a readily determinable fair value at March 31, 2026.

These restricted investments are carried at cost and evaluated for impairment periodically. As of March 31, 2026, there was no impairment associated with these shares.

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

The Company maintains an allowance for credit losses on loans (ACL), which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased or decreased by the provision (reversal) for loan losses and increased by recoveries of previous losses. The provisions or reversals for credit losses are charged to earnings to bring the total ACL to a level considered necessary by management.

The ACL is measured on a pool basis when similar risk characteristics exist; these pools are identified in the first table below. The Company establishes a general valuation allowance for performing loans, including non-accrual student loans. QNB calculates each segment's historical loss rate using a full economic cycle of loan balance and historical loss experienced. The level of the allowance is determined by assigning specific reserves to all non-accrual loans, except the homogeneous pool of student loans which are measured in the general reserve. An allowance on these non-accrual loans is established when the discounted cash flows (or collateral value) of the loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general component is adjusted for qualitative factors. These qualitative risk factors include:

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Company’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher-than-normal risk of collectability. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent firm reviews risk assessment and evaluates the adequacy of the ACL. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the ACL

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing ACL in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP.) If circumstances differ substantially from the current calculation, future adjustments to the allowance for credit losses on loans may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the ACL will not be necessary should the quality of any loans deteriorate.

Major classes of loans are as follows:

	March 31,	December 31,
	2026	2025
Commercial:
Commercial and industrial	$146,586	$139,452
Construction and land development	109,475	93,862
Real estate secured by multi-family properties	149,289	153,319
Real estate secured by owner-occupied properties	158,983	161,130
Real estate secured by other commercial properties	363,851	364,486
Revolving real estate secured by 1-4 family properties-business	8,698	8,065
Real estate secured by 1st lien on 1-4 family properties-business	119,718	115,114
Real estate secured by junior lien on 1-4 family properties-business	5,220	5,248
State and political subdivisions	19,105	20,646
Retail:
1-4 family residential mortgages	120,761	119,759
Construction-individual	2,017	2,307
Revolving home equity secured by 1-4 family properties-personal	57,197	56,073
Real estate secured by 1st lien on 1-4 family properties-personal	6,993	7,178
Real estate secured by junior lien on 1-4 family properties-personal	12,558	12,937
Student loans	1,187	1,228
Overdrafts	238	252
Other consumer	1,376	1,455
Total loans	1,283,252	1,262,511
Net unearned (fees) costs	(479)	(437)
Allowance for credit losses on loans	(9,531)	(9,215)
Loans receivable, net	$1,273,242	$1,252,859

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2026 and December 31, 2025:

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$2,770	$16,912	$14,212	$9,013	$6,807	$8,716	$83,174	$141,604
Special mention	—	—	—	347	—	—	2,491	2,838
Substandard	—	826	—	507	74	87	650	2,144
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$2,770	$17,738	$14,212	$9,867	$6,881	$8,803	$86,315	$146,586
Construction and land development:
Risk rating
Pass	$11,537	$28,529	$44,925	$13,281	$936	$3,850	$—	$103,058
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,395	—	22	—	6,417
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$11,537	$28,529	$44,925	$19,676	$936	$3,872	$—	$109,475
Real estate secured by multi-family properties:
Risk rating
Pass	$1,565	$31,244	$11,254	$10,173	$26,282	$60,345	$—	$140,863
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	5,706	455	—	2,265	—	8,426
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$1,565	$31,244	$16,960	$10,628	$26,282	$62,610	$—	$149,289
Real estate secured by owner-occupied properties:
Risk rating
Pass	$3,882	$19,893	$11,838	$12,886	$23,053	$69,398	$—	$140,950
Special mention	—	—	—	—	—	705	—	705
Substandard	—	9,959	—	—	1,871	5,498	—	17,328
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$—	$29,852	$11,838	$12,886	$24,924	$75,601	$—	$158,983
Real estate secured by other commercial properties:
Risk rating
Pass	$12,563	$55,408	$47,065	$38,500	$71,518	$135,332	$—	$360,386
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	640	—	2,825	—	3,465
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$12,563	$55,408	$47,065	$39,140	$71,518	$138,157	$—	$363,851
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$8,648	$8,648
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	50	50
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$8,698	$8,698
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$6,586	$23,247	$8,311	$15,267	$22,899	$42,645	$—	$118,955
Special mention	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Substandard	—	—	—	—	324	439	—	763
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$6,586	$23,247	$8,311	$15,267	$23,223	$43,084	$—	$119,718
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$—	$2,373	$442	$500	$442	$1,211	$—	$4,968
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	252	—	252
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$—	$2,373	$442	$500	$442	$1,463	$—	$5,220
State and political subdivisions:
Risk rating
Pass	$—	$2,571	$1,506	$2,238	$—	$12,790	$—	$19,105
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$—	$2,571	$1,506	$2,238	$—	$12,790	$—	$19,105
Total Commercial Loans:
Risk rating
Pass	$38,903	$180,177	$139,553	$101,858	$151,937	$334,287	$91,822	$1,038,537
Special mention	—	—	—	347	—	705	2,491	3,543
Substandard	—	10,785	5,706	7,997	2,269	11,388	700	38,845
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$38,903	$190,962	$145,259	$110,202	$154,206	$346,380	$95,013	$1,080,925

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$17,291	$14,966	$8,183	$7,424	$2,600	$6,993	$77,629	$135,086
Special mention	—	—	357	—	—	—	1,702	2,059
Substandard	916	—	518	77	34	74	688	2,307
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$18,207	$14,966	$9,058	$7,501	$2,634	$7,067	$80,019	$139,452
Construction and land development:
Risk rating
Pass	$21,131	$45,435	$16,140	$938	$1,405	$2,492	$—	$87,541
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	6,296	—	—	25	—	6,321
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$21,131	$45,435	$22,436	$938	$1,405	$2,517	$—	$93,862
Real estate secured by multi-family properties:
Risk rating
Pass	$36,520	$11,313	$9,415	$26,537	$21,516	$39,548	$—	$144,849
Special mention	—	—	—	—	—	—	—	—
Substandard	—	5,729	458	—	—	2,283	—	8,470
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$36,520	$17,042	$9,873	$26,537	$21,516	$41,831	$—	$153,319
Real estate secured by owner-occupied properties:
Risk rating
Pass	$21,614	$13,606	$12,974	$23,265	$21,711	$49,785	$—	$142,955
Special mention	—	—	—	—	—	722	—	722
Substandard	10,001	—	—	1,883	—	5,569	—	17,453
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$—	$13,606	$12,974	$25,148	$21,711	$56,076	$—	$161,130
Real estate secured by other commercial properties:
Risk rating
Pass	$63,437	$47,036	$41,150	$73,158	$39,243	$96,950	$—	$360,974
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	645	—	—	2,867	—	3,512
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$63,437	$47,036	$41,795	$73,158	$39,243	$99,817	$—	$364,486
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$8,065	$8,065
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$8,065	$8,065
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$21,377	$8,649	$15,925	$23,651	$16,550	$28,060	$—	$114,212
Special mention	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Substandard	—	—	—	327	317	258	—	902
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$21,377	$8,649	$15,925	$23,978	$16,867	$28,318	$—	$115,114
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$2,362	$207	$507	$432	$153	$1,333	$—	$4,994
Special mention	—	—	—	—	—	—	—	—
Substandard	—	239	—	15	—	—	—	254
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$2,362	$446	$507	$447	$153	$1,333	$—	$5,248
State and political subdivisions:
Risk rating
Pass	$1,959	$3,511	$2,257	$—	$3,248	$9,671	$—	$20,646
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$1,959	$3,511	$2,257	$—	$3,248	$9,671	$—	$20,646
Total Commercial Loans:
Risk rating
Pass	$185,691	$144,723	$106,551	$155,405	$106,426	$234,832	$85,694	$1,019,322
Special mention	—	—	357	—	—	722	1,702	2,781
Substandard	10,917	5,968	7,917	2,302	351	11,076	688	39,219
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$196,608	$150,691	$114,825	$157,707	$106,777	$246,630	$88,084	$1,061,322

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2026 and December 31, 2025:

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$3,287	$12,786	$11,037	$11,590	$12,203	$68,157	$—	$119,060
Nonperforming	—	—	—	—	902	799	—	1,701
Total 1-4 family residential mortgages	$3,287	$12,786	$11,037	$11,590	$13,105	$68,956	$—	$120,761
Construction-individual:
Payment performance
Performing	$207	$1,810	$—	$—	$—	$—	$—	$2,017
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$207	$1,810	$—	$—	$—	$—	$—	$2,017
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$56,912	$56,912
Nonperforming	—	—	—	—	—	—	285	285
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$57,197	$57,197
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$271	$2,159	$416	$526	$820	$2,689	$—	$6,881
Nonperforming	—	—	—	—	90	22	—	112
Total real estate secured by 1st lien on 1-4 family properties-personal	$271	$2,159	$416	$526	$910	$2,711	$—	$6,993
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$461	$2,470	$3,951	$1,945	$554	$3,162	$—	$12,543
Nonperforming	—	—	—	—	15	—	—	15
Total real estate secured by junior lien on 1-4 family properties-personal	$461	$2,470	$3,951	$1,945	$569	$3,162	$—	$12,558
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,175	$—	$1,175
Nonperforming	—	—	—	—	—	12	—	12
Total student loans	$—	$—	$—	$—	$—	$1,187	$—	$1,187
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$238	$238
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$238	$238
Other consumer:
Payment performance
Performing	$89	$333	$480	$210	$27	$35	$184	$1,358
Nonperforming	—	—	—	—	—	18	—	18
Total other consumer	$89	$333	$480	$210	$27	$53	$184	$1,376
Total Retail Loans:
Payment performance
Performing	$4,315	$19,558	$15,884	$14,271	$13,604	$75,218	$57,334	$200,184
Nonperforming	—	—	—	—	1,007	851	285	2,143
Total Retail Loans	$4,315	$19,558	$15,884	$14,271	$14,611	$76,069	$57,619	$202,327

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Current Period Gross Charge-Offs:
Real estate secured by junior lien on 1-4 family properties-personal	$—	$—	$—	$—	$—	$4	$—	$4
Student loans	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	16	16

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,930	$11,088	$11,643	$13,202	$26,786	$43,295	$—	$118,944
Nonperforming	—	—	—	—	—	815	—	815
Total 1-4 family residential mortgages	$12,930	$11,088	$11,643	$13,202	$26,786	$44,110	$—	$119,759
Construction-individual:
Payment performance
Performing	$2,307	$—	$—	$—	$—	$—	$—	$2,307
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$2,307	$—	$—	$—	$—	$—	$—	$2,307
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$55,768	$55,768
Nonperforming	—	—	—	—	—	—	305	305
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$56,073	$56,073
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,206	$437	$544	$852	$924	$2,102	$—	$7,065
Nonperforming	—	—	—	90	—	23	—	113
Total real estate secured by 1st lien on 1-4 family properties-personal	$2,206	$437	$544	$942	$924	$2,125	$—	$7,178
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$2,545	$4,366	$2,015	$599	$592	$2,805	$—	$12,922
Nonperforming	—	—	—	15	—	—	—	15
Total real estate secured by junior lien on 1-4 family properties-personal	$2,545	$4,366	$2,015	$614	$592	$2,805	$—	$12,937
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Nonperforming	—	—	—	—	—	—	—	—
Total student loans	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$252	$252
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$252	$252
Other consumer:
Payment performance
Performing	$369	$528	$269	$41	$29	$18	$181	$1,435
Nonperforming	—	—	—	—	—	20	—	20
Total other consumer	$369	$528	$269	$41	$29	$38	$181	$1,455
Total Retail Loans:
Payment performance
Performing	$20,357	$16,419	$14,471	$14,694	$28,331	$49,448	$56,201	$199,921
Nonperforming	—	—	—	105	—	858	305	1,268
Total Retail Loans	$20,357	$16,419	$14,471	$14,799	$28,331	$50,306	$56,506	$201,189

Current Period Gross Charge-Offs:
Overdrafts	$—	$—	$—	$—	$—	$—	$92	$92
Other consumer	—	—	7	—	3	—	8	18

Revolving home equity lines of credit secured by 1-4 family properties termed out during 2026 and 2025 were $71,027 and $1,095,000 all of which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2026 and December 31, 2025:

March 31, 2026	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$79	$—	$—	$79	$146,507	$146,586
Construction and land development	—	—	—	—	109,475	109,475
Real estate secured by multi-family properties	—	—	—	—	149,289	149,289
Real estate secured by owner-occupied properties	—	—	—	—	158,983	158,983
Real estate secured by other commercial properties	—	—	—	—	363,851	363,851
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	8,698	8,698
Real estate secured by 1st lien on 1-4 family properties-business	301	—	—	301	119,417	119,718
Real estate secured by junior lien on 1-4 family properties-business	—	—	237	237	4,983	5,220
State and political subdivisions	—	—	—	—	19,105	19,105
Retail:
1-4 family residential mortgages	972	902	—	1,874	118,887	120,761
Construction-individual	—	—	—	—	2,017	2,017
Revolving home equity secured by 1-4 family properties-personal	—	—	119	119	57,078	57,197
Real estate secured by 1st lien on 1-4 family properties-personal	26	—	90	116	6,877	6,993
Real estate secured by junior lien on 1-4 family properties-personal	14	—	—	14	12,544	12,558
Student loans	8	—	12	20	1,167	1,187
Overdrafts	13	1	—	14	224	238
Other consumer	2	—	—	2	1,374	1,376
Total	$1,415	$903	$458	$2,776	$1,280,476	$1,283,252

December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$139,452	$139,452
Construction and land development	—	—	—	—	93,862	93,862
Real estate secured by multi-family properties	—	—	—	—	153,319	153,319
Real estate secured by owner-occupied properties	—	—	—	—	161,130	161,130
Real estate secured by other commercial properties	—	—	—	—	364,486	364,486
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	8,065	8,065
Real estate secured by 1st lien on 1-4 family properties-business	—	—	129	129	114,985	115,114
Real estate secured by junior lien on 1-4 family properties-business	—	239	—	239	5,009	5,248
State and political subdivisions	—	—	—	—	20,646	20,646
Retail:
1-4 family residential mortgages	582	296	127	1,005	118,754	119,759
Construction-individual	—	—	—	—	2,307	2,307
Revolving home equity secured by 1-4 family properties-personal	—	—	134	134	55,939	56,073
Real estate secured by 1st lien on 1-4 family properties-personal	26	—	90	116	7,062	7,178
Real estate secured by junior lien on 1-4 family properties-personal	101	—	—	101	12,836	12,937
Student loans	—	12	—	12	1,216	1,228
Overdrafts	18	—	—	18	234	252
Other consumer	—	9	—	9	1,446	1,455
Total	$727	$556	$480	$1,763	$1,260,748	$1,262,511

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following tables discloses the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2026 and December 31, 2025:

March 31, 2026	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$527	$527
Construction and land development	—	—	6,395	6,395
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	128	—	128
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	184	—	184
Real estate secured by junior lien on 1-4 family properties-business	—	—	237	237
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	799	902	1,701
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	285	—	285
Real estate secured by 1st lien on 1-4 family properties-personal	—	112	—	112
Real estate secured by junior lien on 1-4 family properties-personal	—	15	—	15
Student loans	—	12	—	12
Other consumer	—	18	—	18
Total	$—	$1,553	$8,061	$9,614

December 31, 2025	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$539	$539
Construction and land development	—	—	6,296	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	134	—	134
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	317	—	317
Real estate secured by junior lien on 1-4 family properties-business	—	—	239	239
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	815	—	815
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	290	15	305
Real estate secured by 1st lien on 1-4 family properties-personal	—	113	—	113
Real estate secured by junior lien on 1-4 family properties-personal	—	15	—	15
Student loans	—	—	—	—
Other consumer	—	20	—	20
Total	$—	$1,704	$7,089	$8,793

QNB recognized interest income of $10,000 and $0 on non-accrual loans during the three months ended March 31, 2026 and 2025, respectively.

The following tables present the collateral-dependent loans by loan category at March 31, 2026 and December 31, 2025:

March 31, 2026	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$385	$—	$142	$527
Construction and land development	4,860	—	1,535	6,395
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	128	—	—	128
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	184	—	—	184
Real estate secured by junior lien on 1-4 family properties-business	98	—	139	237
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	1,639	—	62	1,701
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	285	—	—	285
Real estate secured by 1st lien on 1-4 family properties-personal	112	—	—	112
Real estate secured by junior lien on 1-4 family properties-personal	15	—	—	15
Other consumer	—	18	—	18
Total	$7,706	$18	$1,878	$9,602

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2025	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$405	$—	$134	$539
Construction and land development	4,925	—	1,371	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	134	—	—	134
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	317	—	—	317
Real estate secured by junior lien on 1-4 family properties-business	110	—	129	239
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	815	—	—	815
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	290	—	15	305
Real estate secured by 1st lien on 1-4 family properties-personal	113	—	—	113
Real estate secured by junior lien on 1-4 family properties-personal	15	—	—	15
Other consumer	—	20	—	20
Total	$7,124	$20	$1,649	$8,793

Activity in the allowance for credit losses on loans for the three months ended March 31, 2026 and 2025 are as follows:

For the Three Months Ended March 31, 2026	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$744	$23	$—	$8	$775
Construction and land development	2,165	306	—	—	2,471
Real estate secured by multi-family properties	2,344	(75)	—	—	2,269
Real estate secured by owner-occupied properties	716	(19)	—	—	697
Real estate secured by other commercial properties	1,042	(1)	—	—	1,041
Revolving real estate secured by 1-4 family properties-business	29	1	—	—	30
Real estate secured by 1st lien on 1-4 family properties-business	1,252	43	—	2	1,297
Real estate secured by junior lien on 1-4 family properties-business	140	10	—	—	150
State and political subdivisions	25	(2)	—	—	23
Retail:
1-4 family residential mortgages	248	60	—	—	308
Construction-individual	3	(1)	—	—	2
Revolving home equity secured by 1-4 family properties-personal	138	(13)	—	—	125
Real estate secured by 1st lien on 1-4 family properties-personal	28	(1)	—	—	27
Real estate secured by junior lien on 1-4 family properties-personal	58	1	(4)	1	56
Student loans	226	(36)	—	15	205
Overdrafts	21	8	(16)	7	20
Other consumer	36	(1)	—	—	35
Total	$9,215	$303	$(20)	$33	$9,531

For the Three Months Ended March 31, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$829	$(29)	$—	$10	$810
Construction and land development	1,336	(237)	—	—	1,099
Real estate secured by multi-family properties	2,012	(35)	—	—	1,977
Real estate secured by owner-occupied properties	853	(8)	—	—	845
Real estate secured by other commercial properties	1,142	886	—	—	2,028
Revolving real estate secured by 1-4 family properties-business	24	(2)	—	—	22
Real estate secured by 1st lien on 1-4 family properties-business	1,238	230	—	3	1,471
Real estate secured by junior lien on 1-4 family properties-business	339	(330)	—	—	9
State and political subdivisions	34	2	—	—	36
Retail:
1-4 family residential mortgages	323	(3)	—	—	320
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	143	(3)	—	—	140
Real estate secured by 1st lien on 1-4 family properties-personal	31	1	—	—	32
Real estate secured by junior lien on 1-4 family properties-personal	77	2	—	—	79
Student loans	310	(40)	—	8	278
Overdrafts	18	19	(13)	6	30
Other consumer	35	98	(11)	—	122
Total	$8,744	$551	$(24)	$27	$9,298

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

The following table shows the amortized cost basis during the periods ended March 31, 2026 and December 31, 2025 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan class, type of concession granted and the financial effect of the modification:

During the period ended:	March 31, 2026			December 31, 2025
	Amortized Cost Basis	% of Total Loan Class	Financial Effect	Amortized Cost Basis	% of Total Loan Class	Financial Effect
	Payment Modification to Interest Only for Three Months and Deferal of Payment for One Month
Commercial:
C&I Other	$777	0.53%	Temporary reduction of three principal payments and one principal and interest payment with no extension of term
Total	$777			$—

	Payment Modification to Interest Only for 12 Months
Commercial:
C&I Other				$518	0.37%	Temporary reduction of principal payments with no extension of term
Construction Other and Land Development				6,296	6.71%	Temporary reduction of principal payments with no extension of term
Total	$—			$6,814

There were no payment defaults during the three months ended March 31, 2026 and 2025 on FDMs. However, FDMs of $6,903,000 modified in 2025 remain on nonaccrual status with a $1,657,000 related allowance due to collateral shortfalls. At March 31, 2026, there were $2,901,000 in commitments to extend credit on the FDMs.

The Company has four relationships with mortgage loans secured by residential real estate totaling $609,000 for which foreclosure proceedings are in process at March 31, 2026.

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

The following tables sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$19,435	$—	$19,435
U.S. Government agency securities	—	70,786	—	70,786
State and municipal securities (1)	—	87,249	—	87,249
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	177,676	—	177,676
Collateralized mortgage obligations (CMOs)	—	145,102	—	145,102
Corporate debt securities and money market funds	—	27,710	49	27,759
Total securities available-for-sale	—	527,958	49	528,007
Total recurring fair value measurements	$—	$527,958	$49	$528,007

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$6,183	$6,183
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$6,184	$6,184

December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$21,583	$—	$21,583
U.S. Government agency securities	—	70,850	—	70,850
State and municipal securities (1)	—	88,787	—	88,787
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	182,208	—	182,208
Collateralized mortgage obligations (CMOs)	—	149,203	—	149,203
Corporate debt securities and money market funds	—	30,149	50	30,199
Total securities available-for-sale	—	542,780	50	542,830
Total recurring fair value measurements	$—	$542,780	$50	$542,830

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$5,440	$5,440
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$5,441	$5,441

(1) Includes derivatives designated as fair value hedges.

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the three months ended March 31, 2026. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month period ended March 31, 2026.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2026	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$6,183	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -100%
				Liquidation expenses	(3)	-10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2.6 to 28.8 years
				Prepayment speeds		98% to 208%
				Discount rate		12.0% to 12.5%

	Quantitative information about Level 3 fair value measurements
December 31, 2025	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$5,440	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10 to -100%
				Liquidation expenses	(3)	10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2.8 to 29.1 yrs
				Prepayment speeds		92% to 199%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2026 and 2025:

	Fair value measurements using significant unobservable inputs (Level 3)
	2026	2025
Balance, January 1,	$50	$52
Payments received	(1)	(2)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	—
Transfers in and/or out of Level 3	—	—
Balance, March 31,	$49	$50

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at March 31, 2026 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2026;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 8.82% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2026 and December 31, 2025:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2026	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$56,603	$56,603	$56,603	$—	$—
Investment securities:
Available-for-sale (1)	528,007	528,007	—	527,958	49
Restricted investment in bank stocks	7,427	7,427	—	7,427	—
Loans held for sale	1,199	1,199	—	1,199	—
Net loans	1,273,242	1,278,383	—	—	1,278,383
Mortgage servicing rights	342	522	—	—	522
Accrued interest receivable	4,850	4,850	—	4,850	—

Financial liabilities
Deposits with no stated maturities	$1,287,060	$1,287,060	$1,287,060	$—	$—
Deposits with stated maturities	366,371	365,247	—	365,247	—
Short-term borrowings	86,806	86,806	86,806	—	—
Subordinated debt	39,318	40,813	—	40,813	—
Accrued interest payable	3,593	3,593	—	3,593	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	42	—	42	—

			Fair value measurements
December 31, 2025	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,297	$50,297	$50,297	$—	$—
Investment securities:
Available-for-sale (1)	542,830	542,830	—	542,780	50
Restricted investment in bank stocks	6,663	6,663	—	6,663	—
Loans held for sale	246	249	—	249	—
Net loans	1,252,859	1,265,478	—	—	1,265,478
Mortgage servicing rights	346	530	—	—	530
Accrued interest receivable	4,839	4,839	—	4,839	—

Financial liabilities
Deposits with no stated maturities	$1,266,714	$1,266,714	$1,266,714	$—	$—
Deposits with stated maturities	316,760	374,988	—	374,988	—
Short-term borrowings	80,601	80,601	80,601	—	—
Subordinated debt	39,268	40,541	—	40,541	—
Accrued interest payable	5,050	5,050	—	5,050	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	74	—	74	—

(1) Includes derivatives designated as fair value hedges.

10. COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $73,000 at March 31, 2026 and $76,000 at December 31, 2025, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Company's financial instrument commitments is as follows:

	March 31,	December 31,
	2026	2025
Commitments to extend credit and unused lines of credit	$412,756	$401,073
Standby letters of credit	17,731	19,522
Total financial instrument commitments	$430,487	$420,595

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $11,817,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2026 and December 31, 2025 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. There were no lease renewals during the three months ended March 31, 2026.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2026, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
At March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$228,020	15.65%	$116,577	8.00%	$145,722	10.00%
Bank	202,448	13.91	116,462	8.00	145,577	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$178,416	12.24	87,433	6.00	87,433	6.00
Bank	192,844	13.25	87,346	6.00	116,462	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	178,416	12.24	65,575	4.50	N/A	N/A
Bank	192,844	13.25	65,510	4.50	94,625	6.50

Tier 1 capital (to average assets):
The Company	178,416	9.13	78,177	4.00	N/A	N/A
Bank	192,844	9.98	77,265	4.00	96,581	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
At December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$225,324	15.86%	$113,675	8.00%	$142,093	10.00%
Bank	201,024	14.15	113,623	8.00	142,029	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$176,033	12.39	85,256	6.00	85,256	6.00
Bank	191,733	13.50	85,217	6.00	113,623	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	$176,033	12.39	63,942	4.50	N/A	N/A
Bank	191,733	13.50	63,913	4.50	92,319	6.50

Tier 1 capital (to average assets):
The Company	$176,033	9.02	78,045	4.00	N/A	N/A
Bank	191,733	9.94	77,131	4.00	96,414	5.00

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

The following tables present the notional amounts of derivatives designated as fair value hedging instruments at March 31, 2026, and December 31, 2025. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	Interest Rate Swaps-Fair Value Hedges
	At March 31, 2026			At December 31, 2025
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$95,870	$(82)	$75,000	$96,037	$(583)
U.S. Government agencies and GSE mortgage-backed securities	192,304	268,936	(57)	201,364	276,329	(1,109)
Total	$267,304	$364,806	$(139)	$276,364	$372,366	$(1,692)

The following table presents amounts included in the Consolidated Statements of Income for derivatives designated as fair value hedging instruments for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
Income Sheet Classification	2026	2025
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$(674)	$831
Recognized on hedge portfolio	702	(675)
Recognized on remeasurement of fair value hedge	(9)	15
U.S. Government agencies and GSE mortgage-backed securities
Recognized on fair value hedge	(1,814)	2,468
Recognized on hedge portfolio	1,837	(2,060)
Recognized on remeasurement of fair value hedge	(36)	(4)
Total	$6	$575

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

At March 31, 2026, the carrying cost of the Subordinated Notes on the consolidated balance sheet represents the outstanding balance of the notes net of unamortized origination costs of $682,000 which are amortized to interest expense through September 1, 2029.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, including the risk factors identified in Item 1A of QNB’s 2025 Form 10-K, could affect the future financial results of QNB and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2026 of $2,765,000, or $0.73 per share on a diluted basis, compared to net income of $2,578,000, or $0.69 per share on a diluted basis, for the same period in 2025. For the three-month period of 2026, net income included after-tax merger-related cost of $754,000. The merger-related costs are significant one-time costs and are not normal recurring operating expenses. Adjusted diluted earnings per share excluding the impact of the merger-related cost for the three-month period of 2026 was $0.96.

The merger-related expenses relate to the previously announced acquisition of Victory Bancorp, Inc, a highly complementary community banking franchise headquartered in Limerick, Pennsylvania. This strategic combination brings together two relationship-focused institutions with shared values, similar operating cultures, and strong community ties. The transaction officially closed on April 1, 2026, creating a franchise with nearly $2.4 billion in assets and expanding our presence deeper into Montgomery County.

The following table shows calculated impact of the merger-related costs on net income and ratios, reconciling GAAP to non-GAAP measurements:

Impact of Merger-Related Costs--GAAP to Non-GAAP Measure Reconciliation
(Dollars in thousands, except per share data)
	For the Three Months Ended March 31,
For the period:	2026	2025	Variance
Net income (GAAP)	$2,765	$2,578	$187
Merger-related costs	888	—	888
Income tax benefit	(134)	—	(134)
Merger-related costs, net of tax	754	—	754
Net income excluding impact of merger-related costs (Non-GAAP)	$3,519	$2,578	$941

Share and Per Share Data:
Basic:
EPS using Net income (GAAP)	$0.74	$0.70	$0.04
EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$0.93	$0.69	$0.24
Fully-diluted:
EPS using Net income (GAAP)	$0.73	$0.69	$0.04
EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$0.93	$0.69	$0.24

Average common shares outstanding:
Basic	3,760,664	3,699,854
Diluted	3,775,579	3,713,141

Selected Ratios:
Return on Average Assets (ROAA):
ROAA using Net income (GAAP)	0.59%	0.56%	3 bp
ROAA using Net income excluding impact of merger-related costs (Non-GAAP)	0.75%	0.56%	19 bp
Return on Average Equity (ROAE):
ROAE using Net income (GAAP)	8.40%	9.73%	-133 bp
ROAE using Net income excluding impact of merger-related costs (Non-GAAP)	10.69%	9.73%	96 bp

Average Assets	$1,909,962	$1,872,950
AverageEquity	$133,514	$107,503

The Bank contributed $3,759,000 to net income for the three months ended March 31, 2026 compared to $3,292,000 for the same period 2025; and the holding company had a negative contribution of $994,000 to net income for the three months ended March 31, 2026 compared to a negative contribution of $714,000 for the same period 2025. The improved results at the Bank were primarily due to improvement in the interest margin causing a $1,849,000 increase in net interest income and a $229,000 increase in non-interest income; this was partly offset by and an increase in non-interest expense of $1,500,000, of which $622,000 was related to merger-related costs. The change in contribution from QNB Corp. is primarily due to a decrease in net interest income of $27,000 and an increase in non-interest expense of $281,000, primarily due to merger-related expenses of $266,000.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.59% and 8.40%, respectively, for the quarter ended March 31, 2026, compared with 0.56% and 9.73%, respectively, for the quarter ended March 31, 2025. Return on average assets and return on average shareholders’ equity, excluding the impact of the merger-related cost, for the three-month period of 2026 was 0.75% and 10.69%, respectively.

Total assets as of March 31, 2026 were $1,923,123,000, compared with $1,906,005,000 at December 31, 2025. Loans receivable at March 31, 2026 were $1,282,773,000, a $20,699,000 increase from $1,262,074,000 at December 31, 2025. Total deposits of $1,653,431,000 at March 31, 2026 increased $10,920,000 compared with total deposits of $1,642,511,000 at December 31, 2025.

Results for the three months ended March 31, 2026 include the following significant components:

•
Net interest income increased $1,572,000, or 13.6%, to $13,109,000.
•
Net interest margin on a tax-equivalent basis increased 31 basis points for the quarter to 2.82% compared to 2.51% for the same period in 2025.
•
QNB recorded a $303,000 provision for credit losses on loans for the first quarter of 2026, compared with a provision of $551,000 for the same period in 2025.
•
Non-interest income increased $217,000, to $1,801,000 for the first quarter compared with the same period in 2025.
•
Non-interest expense increased $1,769,000 to $11,138,000 for the first quarter of 2026 compared with the same period in 2025. Non-interest expense, excluding merger-related costs increased $881,000, or 9.4% to $10,250,000 for the first quarter of 2026 compared with the same period in 2025.
•
Total non-performing loans, comprised of loans on non-accrual status, were $9,614,000, or 0.75% of loans receivable at March 31, 2026, compared to $8,793,000, or 0.70% of loans receivable at December 31, 2025. Net loan recoveries for the three months ended March 31, 2026 were $13,000, compared with net recoveries of $3,000 for the same period in 2025.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Total interest income	$22,476	$22,198
Total interest expense	9,367	10,661
Net interest income	13,109	11,537
Tax-equivalent adjustment	147	140
Net interest income (fully taxable-equivalent)	$13,256	$11,677

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Investment securities (AFS & Equity):
U.S. Treasury securities	$20,827	3.71%	$191	$20,155	4.38%	$217
U.S. Government agencies	75,969	1.18	224	75,960	1.18	224
State and municipal	104,524	2.31	603	105,256	2.86	754
Mortgage-backed and CMOs	324,895	1.91	1,548	363,641	2.43	2,208
Corporate debt securities and money market funds	70,679	5.82	1,028	61,545	6.88	1,058
Total investment securities	596,894	2.41	3,594	626,557	2.85	4,461
Loans:
Commercial real estate	910,923	5.99	13,444	857,600	5.71	12,069
Residential real estate	122,369	4.55	1,392	114,271	4.33	1,238
Home equity loans	76,534	5.83	1,099	67,973	6.41	1,074
Commercial and industrial	141,204	7.03	2,448	148,680	7.41	2,717
Consumer loans	2,932	7.91	57	3,446	7.68	65
Tax-exempt loans	19,637	4.85	235	18,795	4.15	192
Total loans, net of unearned income*	1,273,599	5.95	18,675	1,210,765	5.81	17,355
Other earning assets	37,100	3.86	354	47,641	4.44	522
Total earning assets	1,907,593	4.81	22,623	1,884,963	4.81	22,338
Cash and due from banks	12,896			13,226
Accumulated other comprehensive loss, net of tax	(44,460)			(59,988)
Allowance for credit losses on loans	(9,296)			(8,739)
Other assets	43,229			43,488
Total assets	$1,909,962			$1,872,950
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$399,248	0.95%	931	$380,293	1.01%	944
Municipals	135,142	3.19	1,063	149,579	3.95	1,456
Money market	255,220	2.55	1,603	256,265	2.88	1,818
Savings	284,256	1.29	903	279,657	1.30	893
Time < $100	165,865	3.24	1,327	178,500	3.79	1,670
Time $100 through $250	150,480	3.53	1,311	154,125	4.25	1,613
Time > $250	59,038	3.64	530	48,785	4.31	518
Total interest-bearing deposits	1,449,249	2.15	7,668	1,447,204	2.50	8,912
Short-term borrowings	83,573	3.70	762	47,529	3.89	456
Long-term debt	—	—	—	30,111	4.73	356
Subordinated debt	39,291	9.54	937	39,092	9.59	937
Total borrowings	122,864	5.61	1,699	116,732	6.08	1,749
Total interest-bearing liabilities	1,572,113	2.42	9,367	1,563,936	2.76	10,661
Non-interest-bearing deposits	189,591			185,992
Other liabilities	14,744			15,519
Shareholders' equity	133,514			107,503
Total liabilities and shareholders' equity	$1,909,962			$1,872,950
Net interest rate spread		2.39%			2.05%
Margin/net interest income		2.82%	$13,256		2.51%	$11,677

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three months ended March 31, 2026 and 2025.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended
	March 31, 2026 compared
	to March 31, 2025
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Investment securities (AFS & Equity):
U.S. Treasury securities	$(26)	$8	$(34)
U.S. Government agencies	—	—	—
State and municipal	(151)	(6)	(145)
Mortgage-backed and CMOs	(660)	(235)	(425)
Corporate debt securities and money market funds	(30)	157	(187)
Total Investment securities (AFS & Equity)	(867)	(76)	(791)
Loans:
Commercial real estate	1,375	750	625
Residential real estate	154	87	67
Home equity loans	25	135	(110)
Commercial and industrial	(269)	(136)	(133)
Consumer loans	(8)	(10)	2
Tax-exempt loans	43	9	34
Total Loans	1,320	835	485
Other earning assets	(168)	(115)	(53)
Total interest income	285	644	(359)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	(13)	48	(61)
Municipals	(393)	(141)	(252)
Money market	(215)	(7)	(208)
Savings	10	15	(5)
Time < $100	(343)	(117)	(226)
Time $100 through $250	(302)	(38)	(264)
Time > $250	12	109	(97)
Total interest-bearing deposits	(1,244)	(131)	(1,113)
Short-term borrowings	306	345	(39)
Long-term debt	(356)	(356)	—
Subordinated debt	—	5	(5)
Total borrowings	(50)	(6)	(44)
Total interest expense	(1,294)	(137)	(1,157)
Net interest income	$1,579	$781	$798

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the first quarter of 2026 were $1,907,593,000, an increase of $22,630,000, or 1.2%, from the first quarter of 2025, with average loans increasing $62,834,000, or 5.2%, and average investment securities decreasing $29,663,000, or 4.7%, over the same period in 2025. Proceeds from payments on and maturities of investment securities along with interest-earning deposits over the past year were invested in higher-yielding loans. Average loans as a percentage of average earning assets was 66.8% for the first quarter of 2026, compared to 64.2% for the first quarter of 2025. On the funding side, average deposits increased $5,644,000, or 0.3%, to $1,638,840,000 for the first quarter of 2026. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements and FHLB borrowings, increased $36,044,000 to $83,573,000 for the first quarter of 2026 compared to $47,529,000 for the same period in 2025. Proceeds from the issuance of short-term debt were used to payoff long-term debt which decreased $30,111,000 on average.

The net interest margin for the first quarter of 2026 increased 31 basis points to 2.82% from 2.51% for the same period in 2025. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. Repricing strategies on loans and deposits have had a positive impact on the net interest margin.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $285,000, or 1.3%, to $22,623,000 for the first quarter of 2026; whereas total interest expense decreased $1,294,000, or 12.1%, to $9,367,000.

The yield on earning assets on a tax-equivalent basis remained flat at 4.81% for the first quarter of 2026 compared to the first quarter of 2025. The cost of interest-bearing liabilities declined 34 basis points to 2.42% for the first quarter of 2026, compared with 2.76% for the same period in 2025.

Interest income on investment securities decreased $867,000 when comparing the first quarters of 2026 and 2025. The average yield on the investment portfolio was 2.41% for the first quarter of 2026 compared with 2.85% for the same period in 2025, a decrease of 44 basis points.

The yield on U.S. Treasury securities was 3.71% for the first quarter of 2026 compared to 4.38% for the same period in 2025; the decline in rate was partly offset by the average balances increase of $672,000 for a net decrease in interest income of $67,000. The average balances of U.S. Government agency securities increased $9,000 as the average rate remained unchanged at 1.18%.

Interest income on municipal securities, which are primarily tax-exempt, decreased $151,000 due to a 55 basis-point decrease in rate, and a $732,000 decrease in average balances. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $660,000 and average balances decreased $38,746,000 and the yield decreased 52 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Interest income on corporate debt and mutual funds decreased $30,000 as average balances increased $9,134,000 and the average yield decreased 106 basis points.

Income on loans increased $1,320,000 to $18,675,000 when comparing the first quarters of 2026 and 2025, with a $62,834,000 increase in average balances contributing to an increase in interest income of $835,000 and a 14-basis point increase in yield contributing to a $485,000 increase in interest income. Higher interest rates during the repricing period were partially offset by competitive pressures that compressed the yields on new loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,375,000 when comparing the first quarters of 2026 and 2025, primarily due to a 28-basis point increase in rate from 5.71% in 2025 to 5.99% and increased average balances of $53,323,000, or 6.2%.

Income on commercial and industrial loans decreased $269,000 when comparing the first quarters of 2026 and 2025. The average yield on these loans decreased 38 basis points to 7.03% resulting in a decrease in income of $133,000; average balances decreased $7,476,000, to $141,204,000 for the first quarter of 2026 resulting in a $136,000 decrease in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $43,000 for the first quarter of 2026 compared to the same period in 2025. Average balances increased $842,000 to $19,637,000 for the first quarter of 2026. The yield on municipal loans increased 70 basis points, to 4.85% for the first quarter of 2026, compared with the same period in 2025.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $154,000 when comparing the first quarter of 2026 to the same period in 2025. Average residential mortgage loan balances increased by $8,098,000, or 7.1%, to $122,369,000 for the first quarter of 2026 compared to the same period in 2025, which contributed a $87,000 increase in interest income. The average yield on the portfolio increased 22 basis points and contributed an increase of $67,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2026 period by $8,561,000 to $76,534,000 and the average yield decreased 58 basis points to 5.83% resulting in a net $25,000 net increase in interest income. The yield on the consumer portfolio increased 23 basis points to 7.91% for the first quarter of 2026 and there was a $514,000 decrease in average balances resulting in a net $8,000 decrease in interest income.

Earning assets are funded by deposits and borrowed funds. Interest expense decreased $1,294,000, when comparing the first quarter of 2026 to the same period in 2025. Interest expense on interest-bearing deposits decreased $1,244,000 to $7,668,000 when comparing the first quarters of 2026 and 2025, with a net $2,045,000 increase in average balances contributing to a net decrease in interest expense of $131,000 and a 35-basis point decrease in yield contributing to a $1,113,000 decrease in interest expense. Average interest-bearing demand accounts increased $18,955,000, or 5.0%, to $399,248,000 for the first quarter of 2026 and the average rate paid on these deposits decreased six basis points; interest expense on interest-bearing demand accounts decreased $13,000 to $931,000 for the same period. Average non-interest-bearing demand accounts increased $3,599,000 to $189,591,000 for the first quarter of 2026. Average money market accounts decreased $1,045,000 to $255,220,000 for the first quarter of 2026 compared with the same period in 2025. Interest expense on money market accounts decreased $215,000 to $1,603,000, and the average interest rate paid on money market accounts decreased 33 basis points to 2.55% for the first quarter of 2026. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts decreased $393,000 to $1,603,000 for the first quarter of 2026. The average interest rate paid on municipal interest-bearing demand accounts decreased 76 basis points to 3.19% for the first quarter of 2026 over the same quarter of 2025, and average balances decreased $14,437,000 to $135,142,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts increased $10,000 when comparing the first quarter of 2026 to the same quarter of 2025. The average interest rate paid on savings accounts remained about the same at 1.29% for the first quarter of 2026 compared to 1.30% for the same period in 2025. Average savings balances increased $4,599,000 to $284,256,000, or 1.6%, for the first quarter of 2026. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2026 of $211,299,000 compared to $206,579,000 in the same period of 2025. The average yield paid on these accounts was 1.70% for the first quarter of 2026 compared to 1.71% for the same period in 2025. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts decreased $121,000 when comparing the first quarter of 2026 to the same period in 2025.

Interest expense on time deposits totaled $3,168,000 for the first quarter of 2026 compared to $3,801,000 in 2025. Average total time deposits decreased $6,027,000 to $375,383,000 for the first quarter of 2026. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $350,187,000, or 96%, of time deposits at March 31, 2026 will mature over the next 12 months. The average rate paid on these time deposits is approximately 3.34%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and short-term FHLB borrowing. Interest expense on short-term borrowings increased $306,000 for the first quarter of 2026 to $762,000 when compared to the same period in 2025. When comparing these same periods, average balances increased $36,044,000 to $83,573,000 and average rate decreased 19 basis points to 3.70%.

Average long-term borrowings decreased $30,111,000 as short-term borrowing were used to payoff maturing long-term borrowings during the past year.

During the third quarter of 2024, the QNB Corp. issued $40,000,000 of subordinated debt; the average carrying value net of deferred costs was $39,291,000 for the first quarter of 2026 compared to $39,092,000 for same period in 2025. The average yield decreased five basis points from 9.59% to 9.54% due to the amortization of the deferred costs. The subordinated debt will initially bear interest at

8.875% per annum from and including the original issue date of the subordinated notes to but excluding September 1, 2029, payable semi-annually in arrears. From September 1, 2029, through maturity or up to an early redemption date, the interest rate resets quarterly to an interest rate per annum equal to the then current three-month SOFR plus a spread, payable quarterly in arrears. On or after the fifth anniversary of the original issue date through maturity, the QNB has the option to redeem the subordinated debt, in whole or in part, on any scheduled interest payment date. QNB may also redeem the subordinated debt in whole at any time in the event of certain specified events. The subordinated debt will mature on September 1, 2034.

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

Based on this analysis, QNB recorded $303,000 in the provision for credit losses on loans for the three months ended March 31, 2026, through the allowance for credit losses on loans, compared to $551,000 through the provision for credit losses for the same period in 2025. QNB recorded a reversal in provision of $3,000 for the allowance for credit losses for unused commitments in the three months ended March 31, 2026 compared to a reversal in provision of $1,000 for the same period in 2025.

QNB's allowance for credit losses on loans of $9,531,000 represents 0.74% of loans receivable at March 31, 2026 compared with an allowance for credit losses on loans of $9,215,000, or 0.73% of loans receivable, at December 31, 2025, and $9,298,000, or 0.77%, at March 31, 2025. Management believes the allowance for credit losses on loans at March 31, 2026 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net recoveries were $13,000 for the three months ended March 31, 2026 compared to net recoveries of $3,000 for the three months ended March 31, 2025. Charge-offs consisted of overdrafts of $16,000 and a real estate loan secured by junior lien on 1-4 family property of $4,000. Recoveries of approximately $33,000 during the three months ended March 31, 2026 consisted of $27,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $7,000. Annualized net recoveries as a percentage of average loans receivable were 0.00% for the three months ended March 31, 2026, compared to annualized net recoveries of 0.00% for the three months ended March 31, 2025.

Non-performing assets were $9,614,000 at March 31, 2026 compared to $8,793,000 as of December 31, 2025 and $8,651,000 at March 31, 2025. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, were 0.75% of loans receivable at March 31, 2026, 0.70% at December 31, 2025 and 0.71% of loans receivable at March 31, 2025. The increase in non-accrual loans was primarily due to one consumer relationship placed on nonaccrual status during 2026. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Commercial loans classified as substandard or doubtful totaled $38,845,000, a decrease of $374,000 from the $39,219,000 reported at December 31, 2025 and an increase of $4,397,000 from the $34,448,000 reported at March 31, 2025.

QNB had no loans past due 90 days or more and still accruing interest at March 31, 2026, December 31, 2025, or March 31, 2025. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.22% of loans receivable at March 31, 2026 compared with 0.14% at December 31, 2025, and 0.69% at March 31, 2025.

There was one loan modification to a borrower experiencing financial difficulty identified during the three months ended March 31, 2026. The loan continues to be reported as accruing. The loan was modified to interest only payments for three months and one month deferred payment. QNB had no other real estate owned or repossessed assets at March 31, 2026, December 31, 2025 or March 31, 2025.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2026	2025	2025
Non-accrual loans	$9,614	$8,793	$8,651
Loans past due 90 days or more and still accruing interest	—	—	—
Total non-performing loans	9,614	8,793	8,651
Total non-performing assets	$9,614	$8,793	$8,651

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,273,380	$1,225,178	$1,210,303
Total loans	1,282,773	1,262,074	1,212,162

Allowance for credit losses on loans	9,531	9,215	9,298

Allowance for loan losses to:
Non-performing loans	99.14%	104.80%	107.48%
Total loans (excluding held-for-sale)	0.74%	0.73%	0.77%
Average total loans (excluding held-for-sale)	0.75%	0.75%	0.77%

Non-performing loans / total loans (excluding held-for-sale)	0.75%	0.70%	0.71%
Non-performing assets / total assets	0.50%	0.46%	0.46%

An analysis of net loan charge-offs (recoveries) for the three months ended March 31, 2026 compared to the same periods in

2025 is as follows:

	For the Three Months Ended March 31,
	2026	2025
Net charge-offs (recoveries)	$(13)	$(3)

Net annualized charge-offs (recoveries) to:
Total loans	0.00%	0.00%
Average total loans excluding held-for-sale	0.00%	0.00%
Allowance for loan losses	(0.55)%	(0.13)%

At March 31, 2026 and December 31, 2025, the recorded investment in collateral dependent loans totaled $9,602,000 and $8,793,000 of which $1,541,000 and $1,704,000, respectively, required no specific allowance for loan loss. The recorded investment in collateral dependent loans requiring an allowance for loan losses was $8,061,000 and $7,089,000 at March 31, 2026 and December 31, 2025, respectively, and the related allowance for loan losses associated with these loans was $1,878,000 and $1,649,000, respectively. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of collateral dependent loans.

NON-INTEREST INCOME

Non-Interest Income Comparison
	For the Three Months Ended March 31,		Change from prior year
	2026	2025	Amount	Percent
Fees for services to customers	$513	$447	$66	14.8%
ATM and debit card	741	656	85	13.0
Retail brokerage and advisory	203	141	62	44.0
Bank-owned life insurance	92	87	5	5.7
Merchant	82	75	7	9.3
Net gain on sale of loans	8	18	(10)	(55.6)
Other	162	160	2	1.3
Total	$1,801	$1,584	$217	13.7%

Quarter to Quarter Comparison

Total non-interest income for the first quarter of 2026 was $1,801,000, an increase of $217,000, compared to the first quarter of 2025.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans was $8,000 for the first quarter of 2026 compared to a net gain $18,000 in the first quarter of 2024. The net gain or loss on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment and includes any lower-of-cost-market on the loans held-for-sale. Residential mortgage loans to be sold are identified at origination.

Fees for service to customers increased $66,000 for the first quarter of 2026, as overdraft fees increased $51,000 and other deposit-related fees increased $15,000.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased $62,000 for the first quarter of 2026 compared to the same period in 2025. Advisory fees increased $26,000 and transactional fees increased $36,000 for the first quarter of 2026 compared with the same period in 2025.

ATM and debit card income increased $85,000 due to usage and merchant fees increased $7,000 for the first quarter of 2026 compared with the same period in 2025. Other non-interest income increased $2,000.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	For the Three Months Ended March 31,		Change from prior year
	2026	2025	Amount	Percent
Salaries and employee benefits	$5,616	$5,032	$584	11.6%
Net occupancy	685	614	71	11.6
Furniture and equipment	1,207	1,122	85	7.6
Marketing	358	189	169	89.4
Third-party services	814	662	152	23.0
Telephone, postage and supplies	123	124	(1)	(0.8)
State taxes	205	267	(62)	(23.2)
FDIC insurance premiums	192	274	(82)	(29.9)
Merger-related expenses	888	—	888	N/M
Other	1,050	1,085	(35)	(3.2)
Total	$11,138	$9,369	$1,769	18.9%

Quarter to Quarter Comparison

Total non-interest expense was $11,138,000 for the first quarter of 2026, an increase of $1,769,000 compared to the first quarter of 2025. For the three-month period of 2026, non-interest expense included merger-related cost of $888,000. Excluding merger-related costs, noninterest expense increased $881,000 or 9.4% for the first quarter of 2026, compared to the same period in 2025.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $584,000 to $5,616,000 when comparing the two quarters. Salary expense and related payroll taxes increased $461,000, or 10.6%, to $4,805,000 during the first quarter of 2026 compared to the same period in 2025 due to pay increases and bonus accruals.

Medical and dental premiums, net of employee contributions, increased $113,000 when comparing the two quarters due to the timing of medical claims.

Net occupancy and furniture and equipment expenses combined increased $156,000 when comparing the first quarters of 2026 and 2025. This is due primarily to increased software maintenance expense. Marketing expense increased $169,000 to $358,000 for the first quarter of 2026, due to timing of public relations expense.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $152,000 due to consulting costs. State taxes decreased $62,000 due to the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums decreased $82,000 due to a decrease in the assessment rate.

Other non-interest expense decreased $35,000, or 3.2%, due to a decrease in write-offs due to fraud on customer accounts of $26,000, director fees of $14,000, debit card expense of $11,000 and loan-related and loan workout costs of $10,000; partly offset by increase in business development cost of $27,000.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 026, QNB’s net deferred tax asset was $13,963,000. The primary components of deferred taxes are deferred tax assets of which $12,901,000 relates to investment securities fair value adjustments and $2,052,000 relates to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $585,000. As of December 31, 2025, QNB’s net deferred tax asset was $13,993,000 of which $12,747,000 is related to investment securities fair value adjustment and $1,984,000 related to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $581,000. The decrease in the balance of net deferred tax assets when comparing March 31, 2026 to December 31, 2025 was $30,000.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets except for a $484,000 deferred tax asset related to a state net operating loss.

Applicable income tax expense was $707,000 for the quarter ended March 31, 2026, compared to $624,000 for the quarter ended March 31, 2025. The effective tax rate for the first quarter of 2026 was 20.4% compared with 19.5% for the same period in 2025.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Rate competition for quality loans is anticipated to continue through 2026. It is also anticipated that the rate competition for attracting and retaining deposits may increase in the remainder of 2026, which could result in a lower net interest margin and a decline in net interest income.

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

Total assets at March 31, 2026 were $1,923,123,000 compared with $1,906,005,000 at December 31, 2025. Cash and cash equivalents increased $6,306,000 from $50,297,000 at December 31, 2025 to $56,603,000 at March 31, 2026.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $14,823,000, due to maturities and prepayments of $27,194,000; this was partly offset by purchases of $13,439,000.

Loans receivable increased $20,699,000 with commercial loans increasing $19,603,000, to $1,080,925,000 at March 31, 2026 compared to $1,061,322,000 at year-end 2025, and retail loans increasing $1,138,000 to $202,327,000 at March 31, 2026, compared with $201,189,000 at year-end 2025.

Deposits grew $10,920,000 from December 31, 2025 to March 31, 2026. Non-interest-bearing demand deposits decreased $2,377,000, with balances of $187,580,000 at March 31, 2026 compared with $189,957,000 at year-end 2025. Interest-bearing demand balances, excluding municipal deposits, increased $23,721,000 to $420,990,000, with increases in both business and retail interest-bearing checking products. The $1,825,000 decrease in money market accounts was primarily due to the premier money market product offered to both personal and business customers. The $9,677,000 increase in savings was primarily due to increases in the on-line E-savings accounts. Total time deposits decreased $9,426,000 from December 31, 2025 to March 31, 2026. Municipal deposit balances decreased $8,850,000, to $128,735,000, during the first three months of 2026. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings increased 7.7%, from $80,601,000 at December 31, 2025 to $86,806,000 at March 31, 2026. FHLB borrowings increased $6,781,000. Commercial sweep accounts decreased $576,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and are offset by business non-interest-bearing demand accounts.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2026, the Bank had a maximum borrowing availability with the FHLB of approximately $414,018,000, which is net of short-term borrowing outstanding of $72,781,000 and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At March 31, 2026, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $7,564,000 since December 31, 2025, totaling $585,809,000 at March 31, 2026. The decrease in the liquid sources of funds is primarily due to a decrease in investments due to the funding of loans. Growth in deposits provided cash flows of $10,920,000 also supporting loan growth. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continue to be steady.

Approximately $226,967,000 and $234,159,000 of available-for-sale debt securities at March 31, 2026 and December 31, 2025, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2026 was $131,384,000, or 6.83% of total assets, compared with shareholders' equity of $129,563,000, or 6.80% of total assets, at December 31, 2025. Shareholders’ equity at March 31, 2026 included a negative adjustment of $47,032,000 compared to a negative adjustment of $46,470,000 at December 31, 2025, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.06% and 9.02% at March 31, 2026 and December 31, 2025, respectively.

Average shareholders' equity and average total assets were $133,514,000 and $1,909,962,000 for the three months ended March 31, 2026, an increase of 24.2% and 2.0%, respectively, from the averages for the three months ended March 31, 2025. The ratio of average total equity to average total assets was 6.99% for the three months ended March 31, 2026 compared to 5.74% for the same period in 2025.

Retained earnings at March 31, 2026 were impacted by three months of net income totaling $2,765,000 offset by dividends declared and paid of $1,473,000 for the three-month period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The DRIP also allows participants to make additional cash purchases of stock. Stock purchases under the DRIP contributed $196,000 to capital during the three months ended March 31, 2026. The exercise of stock options contributed $778,000 to capital during the three months ended March 31, 2026.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2026, 102,000 shares have been repurchased since the initial authorization in 2008 at an average price of $24.93 and a total cost of $2,543,000. There were no shares repurchased during the three months ended March 31, 2026 and 2025.

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

The following table sets forth consolidated information for QNB:

	March 31,	December 31,
Capital Analysis	2026	2025
Regulatory Capital
Shareholders' equity	$131,384	$129,563
Net unrealized securities losses, net of tax	47,032	46,470
Deferred tax assets on net operating loss	—	—
Disallowed intangible assets	—	—
Common equity tier I capital	178,416	176,033

Tier 1 capital	178,416	176,033
Allowable portion:
Subordinated debt	40,000	40,000
Allowance for credit losses on loans and unfunded commitments	9,604	9,291
Total regulatory capital	$228,020	$225,324
Risk-weighted assets	$1,457,217	$1,420,934
Quarterly average assets for leverage capital purposes	$1,954,422	$1,951,115

	March 31,	December 31,
Capital Ratios	2026	2025
Common equity tier I capital / risk-weighted assets	12.24%	12.39%
Tier 1 capital / risk-weighted assets	12.24%	12.39%
Total regulatory capital / risk-weighted assets	15.65%	15.86%
Tier 1 capital / average assets (leverage ratio)	9.13%	9.02%

At March 31, 2026, common equity Tier 1, Tier 1 capital, and total regulatory capital to risk-weighted assets decreased since December 31, 2025 primarily due to higher-risk loan growth partially offset by a reduction in lower-risk securities. Total leverage ratio increased as capital growth was proportionately greater than quarterly asset growth. The Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2026.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2026 is asset sensitive.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2026 and 2025 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2026	2025
+300	1.22%	3.72%
+200	0.81%	2.50%
+100	0.47%	1.48%
-100	(0.49)%	(1.87)%
-200	(1.81)%	(4.09)%
-300	(3.96)%	(7.42)%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At March 31, 2026 QNB had two derivatives designated as fair value hedging instruments; these interest rate swaps had a notional value of $267,304,,000.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

March 31, 2026

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended March 31, 2026. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2026 through January 31, 2026	—	$—	—	98,000
February 1, 2026 through February 28, 2026	—	—	—	98,000
March 1, 2026 through March 31, 2026	—	—	—	98,000
Total	—	$—	—	98,000

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2026, no director or officer of QNB adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 3.1

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on September 13, 2015.)

Exhibit 3.2	By-laws of Registrant, as amended March 24, 2026. (Incorporated by reference to Exhibit 3.1 of the Registrant's Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on April 8, 2026.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

QNB Corp.

Date: May 5, 2026	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 5, 2026	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: May 5, 2026	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank