Form 10-Q
period 2026-06-30
QNB CORP.
filed 2026-08-10
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, par value $0.625	4,979,570

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2026

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$26,799	$12,900
Interest-bearing deposits in banks	52,541	37,397
Total cash and cash equivalents	79,340	50,297
Investments:
Available-for-sale (amortized cost $572,778 and $602,047)	516,978	542,830
Equity securities	268	—
Restricted investment in stocks	7,287	6,663
Loans held-for-sale	395	246
Loans receivable	1,716,599	1,262,074
Allowance for credit losses on loans	(12,770)	(9,215)
Loans receivable, net	1,703,829	1,252,859
Bank-owned life insurance	18,628	12,275
Premises and equipment, net	25,273	16,886
Goodwill	11,164	—
Other intangible assets	7,358	346
Accrued interest receivable	6,399	4,839
Net deferred tax assets	13,384	13,993
Other assets	8,667	4,771
Total assets	$2,398,970	$1,906,005

Liabilities
Deposits
Demand, non-interest bearing	$266,120	$189,957
Interest-bearing demand	626,897	534,854
Money market	388,326	260,742
Savings	352,077	281,161
Time less than or equal to $250	353,948	316,760
Time greater than $250	79,783	59,037
Total deposits	2,067,151	1,642,511
Short-term borrowings	75,428	80,601
Subordinated debt	54,018	39,268
Accrued interest payable	4,337	5,050
Other liabilities	14,522	9,012
Total liabilities	2,215,456	1,776,442

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 5,185,847 shares and 3,947,561
shares issued; 4,977,161 and 3,738,875 shares outstanding	3,241	2,467
Surplus	77,334	29,206
Retained earnings	150,764	148,397
Accumulated other comprehensive loss, net of tax	(43,788)	(46,470)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	183,514	129,563
Total liabilities and shareholders' equity	$2,398,970	$1,906,005

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$26,632	$18,067	$45,258	$35,382
Interest and dividends on available-for-sale & equity securities:
Taxable	3,120	3,970	6,263	7,983
Tax-exempt	368	355	723	708
Interest on interest-bearing balances and other interest income	511	718	863	1,235
Total interest income	30,631	23,110	53,107	45,308
Interest expense
Interest on deposits
Interest-bearing demand	2,660	2,315	4,654	4,715
Money market	2,691	1,862	4,294	3,680
Savings	1,361	901	2,264	1,794
Time less than or equal to $250	2,956	3,159	5,594	6,442
Time greater than $250	736	527	1,266	1,045
Interest on short-term borrowings	596	689	1,358	1,145
Interest on long-term debt	—	67	—	423
Interest on subordinated debt	1,280	938	2,217	1,875
Total interest expense	12,280	10,458	21,647	21,119
Net interest income	18,351	12,652	31,460	24,189
Provision (reversal) for credit losses	222	(146)	522	404
Net interest income after provision (reversal) for credit losses	18,129	12,798	30,938	23,785
Non-interest income
Fees for services to customers	658	485	1,171	932
ATM and debit card	811	724	1,552	1,380
Retail brokerage and advisory	148	140	351	281
Bank-owned life insurance	133	81	225	168
Merchant	81	82	163	157
Net gain on sale of securities	96	—	96	—
Net unrealized gain on equity securities	268	—	268	—
Net loss on interest-rate swap termination	(303)	—	(303)	—
Net gain on sale of loans	36	4	44	22
Other	211	136	373	296
Total non-interest income	2,139	1,652	3,940	3,236
Non-interest expense
Salaries and employee benefits	7,200	5,251	12,816	10,283
Net occupancy	767	546	1,452	1,160
Furniture and equipment	1,422	1,135	2,629	2,257
Marketing	242	250	600	439
Third party services	1,193	788	2,007	1,450
Telephone, postage and supplies	150	120	273	244
State taxes	441	236	646	503
FDIC insurance premiums	302	269	494	543
Merger-related expenses	3,084	—	3,972	—
Other	1,635	967	2,685	2,052
Total non-interest expense	16,436	9,562	27,574	18,931
Income before income taxes	3,832	4,888	7,304	8,090
Provision for income taxes	817	1,005	1,524	1,629
Net income	$3,015	$3,883	$5,780	$6,461
Earnings per share - basic	$0.61	$1.05	$1.32	$1.74
Earnings per share - diluted	$0.60	$1.04	$1.32	$1.74
Cash dividends per share	$0.39	$0.38	$0.78	$0.76
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
	2026			2025
For the Three Months Ended June 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,832	$817	$3,015	$4,888	$1,005	$3,883
Other comprehensive gain:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	4,229	909	3,320	2,794	600	2,194
Reclassification adjustment for gains included in net income	(96)	(20)	(76)	—	—	—
Other comprehensive gain	4,133	889	3,244	2,794	600	2,194
Total comprehensive income	$7,965	$1,706	$6,259	$7,682	$1,605	$6,077

	(in thousands - unaudited)
For the Six Months Ended June 30,	2026			2025
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$7,304	$1,524	$5,780	$8,090	$1,629	$6,461
Other comprehensive gain:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	3,513	755	2,758	6,927	1,490	5,437
Reclassification adjustment for gains included in net income	(96)	(20)	(76)	—	—	—
Other comprehensive gain	3,417	735	2,682	6,927	1,490	5,437
Total comprehensive income	$10,721	$2,259	$8,462	$15,017	$3,119	$11,898

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2026 and 2025
					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, April 1, 2026	3,784,227	$2,496	$30,268	$149,689	$(47,032)	$(4,037)	$131,384
Impact of The Victory Bancorp, Inc. Acquisition	1,178,182	736	46,367	—	—	—	47,103
Net income		—	—	3,015	—	—	3,015
Other comprehensive income, net of tax		—	—	—	3,244	—	3,244
Cash dividends declared ($0.39 per share)		—	—	(1,940)	—	—	(1,940)
Stock issued in connection with dividend reinvestment and stock purchase plan	4,642	3	197	—	—	—	200
Stock issued for employee stock purchase plan	2,712	2	84				86
Stock issued for options exercised	7,398	4	237	—	—	—	241
Stock-based compensation expense		—	181	—	—	—	181
Balance, June 30, 2026	4,977,161	$3,241	$77,334	$150,764	$(43,788)	$(4,037)	$183,514

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, April 1, 2025	3,709,497	$2,449	$28,085	$141,129	$(59,403)	$(4,037)	$108,223
Net income		—	—	3,883	—	—	3,883
Other comprehensive income, net of tax		—	—	—	2,194	—	2,194
Cash dividends declared ($0.38 per share)		—	—	(1,411)	—	—	(1,411)
Stock issued in connection with dividend reinvestment and stock purchase plan	6,026	4	198	—	—	—	202
Stock issued for employee stock purchase plan	2,950	2	83	—	—	—	85
Stock issued for options exercised	100	—	2	—	—	—	2
Stock-based compensation expense	—	—	91	—	—	—	91
Balance, June 30, 2025	3,718,573	$2,455	$28,459	$143,601	$(57,209)	$(4,037)	$113,269

The accompanying notes are an integral part of the consolidated financial statements.

For the Six Months Ended June 30, 2026 and 2025

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2026	3,738,875	$2,467	$29,206	$148,397	$(46,470)	$(4,037)	$129,563
Impact of The Victory Bancorp, Inc. Acquisition	1,178,182	736	46,367	—	—	—	47,103
Net income		—	—	5,780	—	—	5,780
Other comprehensive income, net of tax		—	—	—	2,682	—	2,682
Cash dividends declared ($0.78 per share)		—	—	(3,413)	—	—	(3,413)
Stock issued in connection with dividend reinvestment and stock purchase plan	9,778	6	390	—	—	—	396
Stock issued for employee stock purchase plan	2,712	2	84	—	—	—	86
Stock issued for options exercised	32,148	20	999	—			1,019
Issuance of restricted stock awards	13,000	8	(8)	—	—	—	—
Stock issued for Non-Employee Director Compensation	2,466	2	(2)	—	—	—	—
Stock-based compensation expense			298	—	—	—	298
Balance, June 30, 2026	4,977,161	$3,241	$77,334	$150,764	$(43,788)	$(4,037)	$183,514

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2025	3,696,616	$2,441	$27,633	$139,958	$(62,646)	$(4,037)	$103,349
Net income		—	—	6,461	—	—	6,461
Other comprehensive income, net of tax		—	—	—	5,437	—	5,437
Cash dividends declared ($0.76 per share)		—	—	(2,818)	—	—	(2,818)
Stock issued in connection with dividend reinvestment and stock purchase plan	12,629	8	425	—	—	—	433
Stock issued for employee stock purchase plan	2,950	2	83	—	—	—	85
Stock issued for options exercised	5,325	3	155	—			158
Issuance of restricted stock awards	—	—	—				—
Stock issued for Non-Employee Director Compensation	1,053	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	164	—	—	—	164
Balance, June 30, 2025	3,718,573	$2,455	$28,459	$143,601	$(57,209)	$(4,037)	$113,269

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Six Months Ended June 30,	2026	2025
Operating Activities
Net income	$5,780	$6,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	927	890
Provision for credit losses	522	404
Reserve for make whole agreement	23	—
Net gain on investment debit and equity securities	(96)	—
Net unrealized gain on equity securities	(268)	—
Net gain on sale of loans	(44)	(22)
Proceeds from sales of residential mortgages held-for-sale	2,565	668
Origination of residential mortgages held-for-sale	(2,670)	(2,005)
Increase in cash surrender value of bank-owned life insurance	(225)	(168)
Stock-based compensation expense	298	164
Amortization of core deposit intangible asset	332	-
Deferred income tax (income) expense	(917)	32
Net (decrease) increase in income taxes payable	(754)	199
Net decrease (increase) in accrued interest receivable	31	(37)
Fair value remeasurements on interest rate swap	42	(70)
Amortization of mortgage servicing rights and change in valuation allowance	21	21
Net amortization of premiums and discounts on investment securities	252	520
Net amortization of deferred costs on subordinated debt	100	100
Net decrease in accrued interest payable	(988)	(1,329)
Operating lease payments	(395)	(323)
(Increase) decrease in other assets	(398)	456
Increase (Decrease) in other liabilities	812	(1,217)
Net cash provided by operating activities	4,950	4,744
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	68,094	49,226
Proceeds from sale of investment securities available-for-sale	6,752	-
Purchases of investments available-for-sale	(33,449)	(40,452)
Proceeds from redemption of investment in restricted stock	6,776	3,270
Purchases of restricted stock	(5,948)	(3,606)
Net increase in loans	(45,540)	(1,615)
Net purchases of premises and equipment	(1,525)	(413)
Cash received in acquisition	20,553	-
Net cash provided by investing activities	15,713	6,410
Financing Activities
Net increase in non-interest-bearing deposits	5,002	17,961
Net increase in interest-bearing deposits	10,463	5,165
Net (decrease) increase in short-term borrowings	(5,173)	13,620
Repayments of long-term debt	—	(30,000)
Cash dividends paid, net of reinvestment	(3,078)	(2,489)
Proceeds from issuance of common stock	1,166	347
Net cash provided by financing activities	8,380	4,604
Increase in cash and cash equivalents	29,043	15,758
Cash and cash equivalents at beginning of year	50,297	50,713
Cash and cash equivalents at end of period	$79,340	$66,471
Supplemental Cash Flow Disclosures
Interest paid	$22,360	$22,448
Federal income taxes paid, net of refunds received	2,000	1,400
State income taxes paid, net of refunds received	80	—
Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans from held-for-sale to loans receivable	$—	$857
Right-of-use assets obtained in exchange for new operating lease liabilities	3,420	—
Non-cash consideration transferred for the Victory Acquisition	47,103	—

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2025 Annual Report incorporated in the Form 10-K. Operating results for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2026 for items that should potentially be recognized or disclosed in these consolidated financial statements and has not identified any subsequent events.

2. RECENT ACCOUNTING PRONOUNCEMENTS AND UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Policies Not Yet Adopted

On March 6, 2024, the Securities and Exchange Commission (SEC) adopted final rules requiring registrants to disclose climate-related information in registration statements and annual reports. These enhanced and standardized disclosures include material climate-related risks, board oversight and risk management activities descriptions, material impacts of these risks on a registrant’s strategy, business model and outlook, and any material climate-related targets or goals. The SEC’s climate-related disclosure rules are the subject of litigation by certain states and private parties, which has been consolidated in the federal Eighth Circuit Court of Appeals. The SEC previously stayed effectiveness of the rules pending completion of that litigation. On March 27, 2025, the SEC announced that it had voted to withdraw its defense of its climate-related disclosure rules. On April 4, 2025, the intervenor states filed a motion to hold the litigation in abeyance until the SEC determines whether it will amend or rescind the climate-related disclosure rules through the rulemaking process. On May 29, 2026, the SEC officially proposed to rescind its 2024 climate-related disclosure rules in their entirety. The formal rescission process has not been completed and the original rules never took effect.

On June 26, 2024, the Financial Accounting Standards Board (FASB) voted to issue final rules this year that will require public companies to provide enhanced detailed information about their income statement expenses. On November 4, 2024, FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income, requiring companies to break out certain expense items, such as employee compensation and purchases of inventory, in footnotes to their income statements. On January 6, 2025, the FASB issued an amendment to ASU 2024-03 to clarify the effective date. The amendment clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption will be permitted prospectively for the disclosure requirements, with optional retrospective application, for both interim and year-end reporting periods.

Recent Accounting Policies Adopted

QNB adopted FASB issued ASU 2025-08--Finance Instruments--Credit Losses (Topic 326): Purchased Loans, amending ASC 326 to expand use of the gross-up approach in ASC 326, Credit Losses, to all purchased seasoned loans (PSLs). This approach was previously only applied to purchased credit deteriorated (PCD) assets. Purchased seasoned loans are defined as loans that are not PCD assets, credit card receivables, debt securities or trade receivables that are acquired in a business combination, or obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. QNB first applied ASU 2025-08 as of April 1, 2026, the effective date on which QNB closed the merger with The Victory Bancorp, Inc. (the "Victory Merger").

Updates to Significant Accounting Polices

QNB updated its accounting policies for loans in conjunction with the adoption of ASU 2025-08. Additionally, QNB added policies on goodwill and other acquired identifiable intangible assets, and the amortization and accretion purchase accounting fair value adjustments on loan and certificate of deposits as detailed below.

Loans

Loans are generally reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination and commitment fees net of related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

Loans acquired by QNB through a purchase or business combination are initially evaluated for classification as PCD. Acquired loans are classified as PCD when there is evidence of more than insignificant deterioration in credit quality since origination. Loans that do not meet the criteria to be classified as PCD, are evaluated to determine whether they qualify as PSLs. Loans acquired in a business combination are automatically deemed PSLs.

PCD loans and PSLs are accounted for under the gross-up approach, as of the date of acquisition, recognizing an allowance for credit losses (ACL) and an offsetting entry added, or gross-up, to the fair value of the loan; resulting in an initial amortized cost basis in an amount equal to the sum of the purchase price plus the ACL. The difference between the amortized cost basis of the PCD and PSLs (as adjusted for expected credit losses) and the unpaid principal balance is recognized as a noncredit discount or premium and accreted or amortized into interest income over the life of the loan as an adjustment to yield.

Goodwill and Core Deposit Intangibles

QNB accounts for its acquisitions using the purchase accounting method. The total purchase price is allocated to the estimated fair values of assets acquired and liabilities assumed, including recognized intangible assets. The excess in the purchase price exceeding the fair value of net assets acquired is recorded as goodwill.

Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized using the sum of the year's digits over their estimated useful lives of up to ten years.

QNB will perform an assessment of goodwill and other identifiable intangible assets at least annually, or more often if events and circumstances indicate, that an impairment test should be performed.

3. ACQUISITION OF THE VICTORY BANCORP, INC.

On April 1, 2026, QNB closed the Victory Merger in an all-stock transaction, including cash paid for fractional shares, valued at approximately $47,106,000. Victory was headquartered in Limerick, Pennsylvania, with two full-service bank branches and two loans production offices. Under the terms of the merger agreement, each outstanding share of Victory’s common stock was converted into 0.55 shares of QNB common stock. QNB issued 1,178,182 shares of its common stock to holders of Victory common stock as of the acquisition date, representing a value per common share of $39.98, based on the closing price of QNB's common stock on March 31,

2026. Fractional shares were not issued and were instead paid in cash. Upon closing of the transaction, all shares of Victory common stock were cancelled and retired.

The Victory Merger constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Fair value estimates, including those for loans, intangible assets, deposits, bank premises and equipment, other liabilities, certain tax-related matters and goodwill, are preliminary and subject to change as management continues to identify and assess information regarding the assets acquired and liabilities assumed, including more comprehensive information and management review of any new information that may arise as a result of integration activities.

The following table reflects total consideration transferred for Victory’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their preliminary estimated fair values as of the acquisition date:

( $ in thousands)
Purchase price	$47,106
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	$20,553
Investment securities available-for-sale	15,605
Restricted investment in stocks	1,452
Loans receivable	408,379
Allowance for credit losses on loans	(3,020)
Loans receivable, net	405,359
Premises and equipment	3,580
Bank-owned life insurance	6,128
Core deposit intangible	7,302
Accrued interest receivable	1,591
Other assets	2,322
Total assets acquired	463,892
Liabilities:
Deposits	409,165
Subordinated debt	17,650
Other liabilities	1,135
Total liabilities assumed	$427,950
Net identifiable assets acquired	$35,942
Goodwill	$11,164

In connection with the merger, QNB recognized approximately $11,164,000 of goodwill, which is not expected to be tax-deductible.

The following is a description of the methods used to determine the estimated fair values of significant assets and liabilities:

Cash and cash equivalents: Carrying amounts approximate fair value.

Investment securities: Fair values were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cashflow methodologies.

Restricted investment in stocks: Includes ACBB, Federal Home Loan Bank and the Federal Reserve Bank stock. The carrying amount, based on redemption provisions, and the limited marketability of such securities, approximate fair value.

Loans, net: Fair values were estimated individually based on a discounted cashflow methodology that considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores. Loans with similar characteristics were pooled together to determine certain inputs or assumptions when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and a market participant’s required rate of return to purchase similar assets, including adjustments for liquidity and credit quality when necessary. The initial amortized cost basis of acquired loans also included the initial ACL amount for instruments designated as PCD loans or PSLs. The following table reflects the unpaid principal balance, fair value and initial amortized cost basis of acquired loans as of April 1, 2026:

($ in thousands)	PCD	PSLs	Other	Total
Fair Value of acquired loans	$33,114	$372,207	$38	$405,359
Adjustments for credit losses	178	2,842	—	3,020
Initial amortized cost basis of acquired loans	33,292	375,049	38	408,379
Unpaid principal balance of acquired loans	33,356	376,749	38	410,143
Noncredit discount, net.	$(64)	$(1,700)	$—	$(1,764)

Premises and equipment: Fair values for bank premises and equipment were generally based on appraisals of the property values.

Bank owned life insurance: Recognized at their cash surrender value which approximates fair value.

Core Deposit Intangible: The fair value was estimated based on a discounted cashflow methodology that considered expected customer attrition rates, net maintenance cost of the deposit base, the alternative cost of funds and the interest costs associated with customer deposits. The core deposit intangible is being amortized on an accelerated basis over its estimated useful life.

Deposits: The fair values for time deposits were estimated using a discounted cashflow methodology whereby the contractual remaining cash flows were discounted using market rates currently being offered for time deposits of similar maturities. For transactional deposits, carrying amounts approximate fair value.

Subordinated debt: Subordinated debt has stated maturities and call dates and have been valued using the present value of cash flows discounted at rates approximating the current market for similar debt instruments.

Unaudited Pro Forma Information

Results for the three and six months of 2026 include three months of post-merger activity related to the Victory Merger. The acquired business was fully integrated into the Company's operations. As a result, it is impracticable to separately identify the revenue and earnings attributable to the acquired business since the acquisition date. The following table presented unaudited pro forma information as if the Victory Merger occurred on January 1, 2026. This unaudited pro forma information combines the historical condensed consolidated results of operations of QNB and Victory after giving effect to certain adjustments, including purchase accounting adjustments, amortization of intangible assets and merger costs, and the related income tax effects. Comparative historical information for the 2025 interim period is not readily available for Victory.

The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had QNB acquired Victory on January 1, 2025. Furthermore, cost savings and other synergies related the merger are not reflected in the unaudited amounts for the six months ended June 30, 2026.

Unaudited Pro Forma Information
For the Six Months Ended June 30, 2026
( $ in thousands)
Net interest income	$35,503
Non-interest income (loss)	3,470
Net income	2,218

Merger Related Charges

Direct merger-related charges associated with the Victory Merger were expensed as incurred by QNB. These merger-related charges primarily related to employee change in control and termination expenses, system conversions and other costs of integrating and conforming the acquired operations with those of QNB. The table below summarizes the direct merger-related charges recorded in the Condensed Consolidated Statements of Income:

( $ in thousands)	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Legal and consultant expenses	$131	$346
Compensation and benefits	1,033	1,055
Contract termination fees	654	654
Regulatory filings and special shareholder meeting costs	146	235
Success Fee	117	117
System Conversion/Technology Costs	884	1,444
Communications	119	121
	$3,084	$3,972

4. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

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

As part of the acquisition of Victory, QNB assumed outstanding stock options equating to 628 shares. These options had been fully expensed by Victory and no additional fair value adjustments were necessary. Subsequently, all options were exercised in the second quarter of 2026. These options are excluded from the tables below.

Stock-based compensation expense related to the 2015 Plan and 2025 Plan was $101,000 and $35,000 for the three months ended June 30, 2026 and 2025, respectively, and $170,000 and $65,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, there was approximately $680,000 of unrecognized compensation cost related to unvested share-based compensation on stock option award grants that is expected to be recognized over the next 28 months; and $414,000 or unrecognized compensation cost related to share-based compensation on restricted stock awards that is expected to be recognized over the next 17 months.

Options were granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The time period during which any option is exercisable under the 2025 Plan was determined by the Committee but shall not commence before the expiration of six months after the date of grant. Stock option awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. Restrict Stock Awards granted under the plan will vest over three year; however, some of the awards are performance-based and will vest over three years based of performance factors. As of June 30, 2026 there were 50,000 total options and awards granted and outstanding and 450,000 shares available for future grants under the 2025 Plan. As of June 30, 2026 there were 142,675 options outstanding under the 2015 Plan.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Six Months Ended June 30,	2026	2025
Risk free interest rate	3.82%	4.44%
Dividend yield	4.35%	4.36%
Volatility	26.34%	24.96%
Expected life (years)	6.50	6.50

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the six months ended June 30, 2026 and 2025 was $7.17 and $6.64, respectively.

Stock option activity during the six months ended June 30, 2026 and 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	176,145	$31.07		$2,251
Granted	37,000	38.00		216
Exercised	(31,520)	32.00		373
Forfeited	(1,950)	32.50		22
Outstanding at June 30, 2026	179,675	$32.32	7.51	$2,072
Exercisable at June 30, 2026	51,315	$31.85	4.99	$616

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	137,275	$30.51		$578
Granted	68,975	33.50		13
Exercised	(5,325)	29.69		21
Forfeited	(21,050)	36.04		—
Outstanding at June 30, 2025	179,875	$31.04	7.11	$565
Exercisable at June 30, 2025	60,280	$32.80	3.32	$141

Restricted stock award activity during the six months ended June 30, 2026 is as follows; there were no restricted stock awards granted prior to February 2026:

	Number of options	Weighted average Fair Value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	—	$—		$—
Granted	13,000	38.00		570
Vested	—	—		—
Forfeited	—	—		—
Outstanding at June 30, 2026	13,000	$38.00	$9.7	$570
Awards Nonvested at June 30, 2026	13,000	$38.00	$9.7	$570

QNB maintained a 2021 Employee Stock Purchase Plan (the "2021 ESPP") offering eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). There was $32,000 and $13,000 of stock-based compensation expense related to the 2021 ESPP for the both three and six months ended June 30, 2026 and 2025, respectively. The 2021 ESPP authorized the issuance of 30,000 shares. As of June 30, 2026 there were 607 shares remaining under the 2021 ESPP Plan; however the 2021 ESPP Plan expired May 31, 2026. At the 2026 Annual Shareholders Meeting, the 2026 Employee Stock Purchase Plan (the "2026 ESPP") was approved and authorized the issuance of 50,000 shares. The 2026 Plan offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan).

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (The "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Plan initially required each non-employee director of QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock; this amount was increased to $19,230 for 2025 to align director compensation with our peers. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount (which is one-half of the annual compensation paid in stock) by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of June 30, 2026, 10,884 shares were issued to non-employee directors and there were 39,116 shares remaining under the Plan. Stock-based compensation expense related to the Director Compensation Plan was $96,000 for the six months ended June 30, 2026 and $86,000 for the six months ended June 30, 2025.

5. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share - net income	$3,015	$3,883	$5,780	$6,461
Denominator for basic earnings per share - weighted average shares outstanding	4,968,665	3,710,878	4,368,001	3,705,396
Effect of dilutive securities - employee stock options	32,945	13,930	22,152	13,117
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	5,001,610	3,724,808	4,390,153	3,718,513
Earnings per share - basic	$0.61	$1.05	$1.32	$1.74
Earnings per share - diluted	0.60	1.04	1.32	1.74

There were 37,000 and 92,075 stock options that were anti-dilutive for the three-month periods ended June 30, 2026 and 2025, respectively. There were 37,000 and 92,075 stock options that were anti-dilutive for the six-month periods ended June 30, 2026 and 2025, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the six months ended June 30, 2026 and 2025. As of June 30, 2026, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

6. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Unrealized net holding losses on available-for-sale securities	$(55,800)	$(59,217)
Tax effect	12,012	12,747
Accumulated other comprehensive loss, net of tax	$(43,788)	$(46,470)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025:

For the Three Months Ended June 30,	Amount reclassified from accumulated other comprehensive gain
Details about accumulated other comprehensive income	2026	2025	Affected line item in statement of income
Unrealized net holding loss on available-for-sale securities	$96	$—	Net gain (loss) on sales of investments available-for-sale
Tax effect	(20)	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive gain, net of tax	$76	$—	Net of tax

For the Six Months Ended June 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive income	2026	2025	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$96	$—	Net gain (loss) on sales of investments available-for-sale
Tax effect	(20)	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive gain, net of tax	$76	$—	Net of tax

7. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2026 and December 31, 2025 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
June 30, 2026	value	gains	losses	gains (1)	cost
U.S. Treasury	$17,990	$—	$(2)	$—	$17,992
U.S. Government agency	70,762	—	(5,211)	—	75,973
State and municipal	89,597	—	(15,500)	841	104,256
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	172,676	—	(26,132)	1,659	197,149
Collateralized mortgage obligations (CMOs)	136,756	162	(11,503)	—	148,097
Corporate debt and money market funds	29,197	337	(451)	—	29,311
Total investment debt securities available-for-sale	$516,978	$499	$(58,799)	$2,500	$572,778

(1) See Note 13

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2025	value	gains	losses	losses (1)	cost
U.S. Treasury	$21,583	$6	$—	$—	$21,577
U.S. Government agency	70,850	—	(5,118)	—	75,968
State and municipal	88,787	—	(15,326)	(583)	104,696
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	182,208	—	(25,767)	(1,109)	209,084
Collateralized mortgage obligations (CMOs)	149,203	19	(11,170)	—	160,354
Corporate debt and money market funds	30,199	314	(483)	—	30,368
Total investment debt securities available-for-sale	$542,830	$339	$(57,864)	$(1,692)	$602,047

(1) See Note 13

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2026 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments of the underlying loans.

June 30, 2026	Fair value	Amortized cost
Due in one year or less	$25,461	$25,505
Due after one year through five years	74,206	79,459
Due after five years through ten years	54,284	57,286
Due after ten years	53,595	65,282
	207,546	227,532
Residential mortgage-backed securities	172,676	197,149
Collateralized mortgage obligations	136,756	148,097
Total	$516,978	$572,778

Proceeds from sales of investment securities available-for-sale were approximately $6,752,000 and $0 for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026 and December 31, 2025, investment securities available-for-sale totaling approximately $296,472,000 and $234,159,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gains	$109	$—	$109	$—
Gross realized losses	(13)	—	(13)	—
Impairment	—	—	—	—
Total net gains (losses) on AFS securities	$96	$—	$96	$—

The tax applicable to the net realized gains for the three-month periods ended June 30, 2026 and 2025 was $21,000 and $0, respectively. The tax applicable to the net realized gains for the six-month periods ended June 30, 2026 and 2025 was $21,000 and $0, respectively.

QNB follows the accounting guidance in FASB ASC 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive loss. No credit impairments were recognized on debt securities during the six months ended June 30, 2026 and 2025, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	securities	value	losses	value	losses	value	losses
U.S. Treasury	1	$3,000	$(2)	$—	$—	$3,000	$(2)
U.S. Government agency	35	—	—	70,762	(5,211)	70,762	(5,211)
State and municipal	188	1,508	(19)	87,172	(15,481)	88,680	(15,500)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	153	34	—	170,838	(26,132)	170,872	(26,132)
Collateralized mortgage obligations (CMOs)	150	58,651	(281)	78,104	(11,222)	136,755	(11,503)
Corporate debt and money market funds	26	26,053	(447)	2,652	(4)	28,705	(451)
Total	553	$89,246	$(749)	$409,528	$(58,050)	$498,774	$(58,799)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	70,850	(5,118)	70,850	(5,118)
State and municipal	187	—	—	89,085	(15,326)	89,085	(15,326)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	151	—	—	183,138	(25,767)	183,138	(25,767)
Collateralized mortgage obligations (CMOs)	149	22,618	(91)	111,962	(11,079)	134,580	(11,170)
Corporate debt and money markets	6	9,232	(404)	1,421	(79)	10,653	(483)
Total	528	$31,850	$(495)	$456,456	$(57,369)	$488,306	$(57,864)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for impairment and considers the current economic conditions, interest rates and the bond rating of each security. The unrealized losses at June 30, 2026 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consisted of investments with readily determinable fair values in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income. The Company sold its equity portfolio during 2024.

Visa, Inc. commenced their second exchange offer for all of its outstanding shares of Class B-2 common stock for a combination of Class B-3 and Class C common shares. The exchange offer was optional for current Class B-2 holders and expired at 11:59 pm on May 8, 2026. QNB elected to participate in the exchange offer including a required makewhole agreement pursuant which participating Class B-2 stockholders agree to reimburse Visa for future obligations relating to certain litigation which, but for participation in the exchange offer, would have otherwise been the responsibility of the Class B-2 stockholder as a result of its ownership of the Class B-2 common stock. QNB had 3,251 Class B-2 common shares with a cost basis of $0. Under the exchange offer, received 1,625 if Class B-3 common shares and 612 Class C shares. The Class C shares are convertible to Class A shares. 204 of the Class C shares were converted to 204 Class A shares in the second quarter. QNB recorded an unrealized gain on the Class A shares in the second quarter of 2026 of $268,000 and a reserve of the makewhole agreement of $23,000.

8. RESTRICTED INVESTMENTS IN STOCK

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $3,453,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $72,000, VISA Class B-3 and Class C stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at June 30, 2026. FHLB and ACBB stock were issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. Due to the Victory Merger, QNB acquired $611,000 of FHLB and $60,000 of ACBB stock. QNB also acquired $781,000 of Federal Reserve Bank stock which was redeemed during the second quarter of 2026. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and do not have a readily-determinable fair value. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank has a $2,762,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program, the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

As noted in Footnote 7 above, Visa, Inc. commenced their second exchange offer for all of its outstanding shares of Class B-2 common stock for a combination of Class B-2 and Class C common shares. At June 30, 2026, QNB held 1,625 Class B-3 and 408 Class C common shares; the original shares were necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-3 stock will be converted to Visa Class A shares using a conversion factor (1.4953 as of June 25, 2026), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-3 shares are permitted to transact in Class B-3. The Class C shares are restricted and will converted to marketable Class A shares over the next quarter as the restrictions are released. Due to the lack of orderly trades and public information of such trades, Visa Class B-3 stock did not have a readily determinable fair value at June 30, 2026. Due to the restrictions on the Class C shares, they will not have a readily determinable fair value until they are converted to Class A shares.

These restricted investments are carried at cost and evaluated for impairment periodically. As of June 30, 2026, there was no impairment associated with these shares.

9. LOANS & ALLOWANCE FOR CREDIT LOSSES ON LOANS

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

The Company maintains an allowance for credit losses on loans (ACL), which is intended to absorb estimated lifetime losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased or decreased by the provision (reversal) for loan losses and increased by recoveries of previous losses. The provisions or reversals for credit losses are charged to earnings to bring the total ACL to a level considered necessary by management.

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

Major classes of loans are as follows and are inclusive of net unaccreted purchase discounts of $1,476,000 at June 30, 2026; there were no purchase discounts at December 31, 2025:

	June 30,	December 31,
	2026	2025
Commercial:
Commercial and industrial	$168,849	$139,452
Construction and land development	139,253	93,862
Real estate secured by multi-family properties	211,485	153,319
Real estate secured by owner-occupied properties	258,205	161,130
Real estate secured by other commercial properties	476,718	364,486
Revolving real estate secured by 1-4 family properties-business	11,475	8,065
Real estate secured by 1st lien on 1-4 family properties-business	190,410	115,114
Real estate secured by junior lien on 1-4 family properties-business	7,279	5,248
State and political subdivisions	21,128	20,646
Retail:
1-4 family residential mortgages	120,878	119,759
Construction-individual	2,343	2,307
Revolving home equity secured by 1-4 family properties-personal	85,526	56,073
Real estate secured by 1st lien on 1-4 family properties-personal	6,468	7,178
Real estate secured by junior lien on 1-4 family properties-personal	12,178	12,937
Student loans	1,713	1,228
Overdrafts	582	252
Other consumer	2,576	1,455
Total loans	1,717,066	1,262,511
Net unearned (fees) costs	(467)	(437)
Allowance for credit losses on loans	(12,770)	(9,215)
Loans receivable, net	$1,703,829	$1,252,859

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2026 and December 31, 2025:

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$9,330	$21,664	$13,846	$8,845	$9,213	$18,351	$77,394	$158,643
Special mention	—	—	—	338	1,277	—	2,720	4,335
Substandard	201	1,833	537	1,598	67	1,011	624	5,871
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$9,531	$23,497	$14,383	$10,781	$10,557	$19,362	$80,738	$168,849
Construction and land development:
Risk rating
Pass	$23,565	$49,099	$39,777	$13,667	$2,260	$4,445	$—	$132,813
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,421	—	19	—	6,440
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$23,565	$49,099	$39,777	$20,088	$2,260	$4,464	$—	$139,253
Real estate secured by multi-family properties:
Risk rating
Pass	$23,092	$36,968	$20,021	$17,567	$34,375	$70,561	$—	$202,584
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	6,200	452	—	2,249	—	8,901
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$23,092	$36,968	$26,221	$18,019	$34,375	$72,810	$—	$211,485
Real estate secured by owner-occupied properties:
Risk rating
Pass	$13,694	$42,027	$31,225	$26,429	$41,056	$83,134	$—	$237,565
Special mention	59	—	—	—	—	628	—	687
Substandard	50	10,228	2,275	346	1,628	5,426	—	19,953
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$13,803	$52,255	$33,500	$26,775	$42,684	$89,188	$—	$258,205
Real estate secured by other commercial properties:
Risk rating
Pass	$38,025	$70,432	$66,389	$59,377	$86,331	$151,422	$—	$471,976
Special mention	—	—	—	—	—	—	—	—
Substandard	500	—	822	636	—	2,784	—	4,742
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$38,525	$70,432	$67,211	$60,013	$86,331	$154,206	$—	$476,718
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$11,425	$11,425
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	50	50
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$11,475	$11,475
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$14,085	$34,401	$25,845	$25,955	$39,550	$47,664	$—	$187,500
Special mention	—	—	—	—	—	—	—	—
Substandard	—	150	—	1,477	321	962	—	2,910
Doubtful	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total real estate secured by 1st lien on 1-4 family properties-business	$14,085	$34,551	$25,845	$27,432	$39,871	$48,626	$—	$190,410
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$1,458	$2,756	$268	$493	$555	$1,460	$—	$6,990
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	276	—	13	—	—	289
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$1,458	$2,756	$544	$493	$568	$1,460	$—	$7,279
State and political subdivisions:
Risk rating
Pass	$2,599	$2,816	$1,960	$2,218	$—	$11,535	$—	$21,128
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total state and political subdivision	$2,599	$2,816	$1,960	$2,218	$—	$11,535	$—	$21,128
Total Commercial Loans:
Risk rating
Pass	$125,848	$260,163	$199,331	$154,551	$213,340	$388,572	$88,819	$1,430,624
Special mention	59	—	—	338	1,277	628	2,720	5,022
Substandard	751	12,211	10,110	10,930	2,029	12,451	674	49,156
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$126,658	$272,374	$209,441	$165,819	$216,646	$401,651	$92,213	$1,484,802

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$17,291	$14,966	$8,183	$7,424	$2,600	$6,993	$77,629	$135,086
Special mention	—	—	357	—	—	—	1,702	2,059
Substandard	916	—	518	77	34	74	688	2,307
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$18,207	$14,966	$9,058	$7,501	$2,634	$7,067	$80,019	$139,452
Construction and land development:
Risk rating
Pass	$21,131	$45,435	$16,140	$938	$1,405	$2,492	$—	$87,541
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	6,296	—	—	25	—	6,321
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$21,131	$45,435	$22,436	$938	$1,405	$2,517	$—	$93,862
Real estate secured by multi-family properties:
Risk rating
Pass	$36,520	$11,313	$9,415	$26,537	$21,516	$39,548	$—	$144,849
Special mention	—	—	—	—	—	—	—	—
Substandard	—	5,729	458	—	—	2,283	—	8,470
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$36,520	$17,042	$9,873	$26,537	$21,516	$41,831	$—	$153,319
Real estate secured by owner-occupied properties:
Risk rating
Pass	$21,614	$13,606	$12,974	$23,265	$21,711	$49,785	$—	$142,955
Special mention	—	—	—	—	—	722	—	722
Substandard	10,001	—	—	1,883	—	5,569	—	17,453
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$—	$13,606	$12,974	$25,148	$21,711	$56,076	$—	$161,130
Real estate secured by other commercial properties:
Risk rating
Pass	$63,437	$47,036	$41,150	$73,158	$39,243	$96,950	$—	$360,974
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	645	—	—	2,867	—	3,512
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$63,437	$47,036	$41,795	$73,158	$39,243	$99,817	$—	$364,486
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$8,065	$8,065
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$8,065	$8,065
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$21,377	$8,649	$15,925	$23,651	$16,550	$28,060	$—	$114,212
Special mention	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Substandard	—	—	—	327	317	258	—	902
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$21,377	$8,649	$15,925	$23,978	$16,867	$28,318	$—	$115,114
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$2,362	$207	$507	$432	$153	$1,333	$—	$4,994
Special mention	—	—	—	—	—	—	—	—
Substandard	—	239	—	15	—	—	—	254
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$2,362	$446	$507	$447	$153	$1,333	$—	$5,248
State and political subdivisions:
Risk rating
Pass	$1,959	$3,511	$2,257	$—	$3,248	$9,671	$—	$20,646
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total state and political subdivisions	$1,959	$3,511	$2,257	$—	$3,248	$9,671	$—	$20,646
Total Commercial Loans:
Risk rating
Pass	$185,691	$144,723	$106,551	$155,405	$106,426	$234,832	$85,694	$1,019,322
Special mention	—	—	357	—	—	722	1,702	2,781
Substandard	10,917	5,968	7,917	2,302	351	11,076	688	39,219
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$196,608	$150,691	$114,825	$157,707	$106,777	$246,630	$88,084	$1,061,322

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2026 and December 31, 2025:

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$4,954	$12,670	$10,994	$11,539	$11,963	$67,078	$—	$119,198
Nonperforming	—	2	4	2	902	770	—	1,680
Total 1-4 family residential mortgages	$4,954	$12,672	$10,998	$11,541	$12,865	$67,848	$—	$120,878
Construction-individual:
Payment performance
Performing	$429	$1,914	$—	$—	$—	$—	$—	$2,343
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$429	$1,914	$—	$—	$—	$—	$—	$2,343
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$85,230	$85,230
Nonperforming	—	—	—	—	—	—	296	296
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$85,526	$85,526
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$376	$1,685	$400	$509	$796	$2,591	$—	$6,357
Nonperforming	—	—	—	—	90	21	—	111
Total real estate secured by 1st lien on 1-4 family properties-personal	$376	$1,685	$400	$509	$886	$2,612	$—	$6,468
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$925	$2,270	$3,723	$1,839	$534	$2,873	$—	$12,164
Nonperforming	—	—	—	—	14	—	—	14
Total real estate secured by junior lien on 1-4 family properties-personal	$925	$2,270	$3,723	$1,839	$548	$2,873	$—	$12,178
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,702	$—	$1,702
Nonperforming	—	—	—	—	—	11	—	11
Total student loans	$—	$—	$—	$—	$—	$1,713	$—	$1,713
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$582	$582
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$582	$582
Other consumer:
Payment performance
Performing	$261	$372	$458	$230	$24	$96	$1,119	$2,560
Nonperforming	—	—	—	—	—	16	—	16
Total other consumer	$261	$372	$458	$230	$24	$112	$1,119	$2,576
Total Retail Loans:
Payment performance
Performing	$6,945	$18,911	$15,575	$14,117	$13,317	$74,340	$86,931	$230,136
Nonperforming	—	2	4	2	1,006	818	296	2,128
Total Retail Loans	$6,945	$18,913	$15,579	$14,119	$14,323	$75,158	$87,227	$232,264

Current Period Gross Charge-Offs:
Real estate secured by junior lien on 1-4 family properties-personal	$—	$—	$—	$—	$—	$4	$—	$4
Student loans	—	—	—	—	—	2	—	2
Overdrafts	—	—	—	—	—	—	26	26

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Other consumer	—	9	—	—	—	—	3	12

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,930	$11,088	$11,643	$13,202	$26,786	$43,295	$—	$118,944
Nonperforming	—	—	—	—	—	815	—	815
Total 1-4 family residential mortgages	$12,930	$11,088	$11,643	$13,202	$26,786	$44,110	$—	$119,759
Construction-individual:
Payment performance
Performing	$2,307	$—	$—	$—	$—	$—	$—	$2,307
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$2,307	$—	$—	$—	$—	$—	$—	$2,307
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$55,768	$55,768
Nonperforming	—	—	—	—	—	—	305	305
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$56,073	$56,073
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,206	$437	$544	$852	$924	$2,102	$—	$7,065
Nonperforming	—	—	—	90	—	23	—	113
Total real estate secured by 1st lien on 1-4 family properties-personal	$2,206	$437	$544	$942	$924	$2,125	$—	$7,178
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$2,545	$4,366	$2,015	$599	$592	$2,805	$—	$12,922
Nonperforming	—	—	—	15	—	—	—	15
Total real estate secured by junior lien on 1-4 family properties-personal	$2,545	$4,366	$2,015	$614	$592	$2,805	$—	$12,937
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Nonperforming	—	—	—	—	—	—	—	—
Total student loans	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$252	$252
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$252	$252
Other consumer:
Payment performance
Performing	$369	$528	$269	$41	$29	$18	$181	$1,435
Nonperforming	—	—	—	—	—	20	—	20
Total other consumer	$369	$528	$269	$41	$29	$38	$181	$1,455
Total Retail Loans:
Payment performance
Performing	$20,357	$16,419	$14,471	$14,694	$28,331	$49,448	$56,201	$199,921
Nonperforming	—	—	—	105	—	858	305	1,268
Total Retail Loans	$20,357	$16,419	$14,471	$14,799	$28,331	$50,306	$56,506	$201,189

Current Period Gross Charge-Offs:
Overdrafts	$—	$—	$—	$—	$—	$—	$92	$92
Other consumer	—	—	7	—	3	—	8	18

Revolving home equity lines of credit secured by 1-4 family properties termed out during 2026 and 2025 were $133,330 and $1,095,000 all of which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2026 and December 31, 2025:

June 30, 2026	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$24	$90	$—	$114	$168,735	$168,849
Construction and land development	1,676	—	—	1,676	137,577	139,253
Real estate secured by multi-family properties	1,536	—	—	1,536	209,949	211,485
Real estate secured by owner-occupied properties	1,181	—	—	1,181	257,024	258,205
Real estate secured by other commercial properties	—	—	822	822	475,896	476,718
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	11,475	11,475
Real estate secured by 1st lien on 1-4 family properties-business	413	—	534	947	189,463	190,410
Real estate secured by junior lien on 1-4 family properties-business	—	—	—	—	7,279	7,279
State and political subdivisions	—	—	—	—	21,128	21,128
Retail:
1-4 family residential mortgages	—	—	1,103	1,103	119,775	120,878
Construction-individual	—	—	—	—	2,343	2,343
Revolving home equity secured by 1-4 family properties-personal	63	—	136	199	85,327	85,526
Real estate secured by 1st lien on 1-4 family properties-personal	26	—	90	116	6,352	6,468
Real estate secured by junior lien on 1-4 family properties-personal	—	—	—	—	12,178	12,178
Student loans	157	3	11	171	1,542	1,713
Overdrafts	24	39	—	63	519	582
Other consumer	17	—	—	17	2,559	2,576
Total	$5,117	$132	$2,696	$7,945	$1,709,121	$1,717,066

December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$139,452	$139,452
Construction and land development	—	—	—	—	93,862	93,862
Real estate secured by multi-family properties	—	—	—	—	153,319	153,319
Real estate secured by owner-occupied properties	—	—	—	—	161,130	161,130
Real estate secured by other commercial properties	—	—	—	—	364,486	364,486
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	8,065	8,065
Real estate secured by 1st lien on 1-4 family properties-business	—	—	129	129	114,985	115,114
Real estate secured by junior lien on 1-4 family properties-business	—	239	—	239	5,009	5,248
State and political subdivisions	—	—	—	—	20,646	20,646
Retail:
1-4 family residential mortgages	582	296	127	1,005	118,754	119,759
Construction-individual	—	—	—	—	2,307	2,307
Revolving home equity secured by 1-4 family properties-personal	—	—	134	134	55,939	56,073
Real estate secured by 1st lien on 1-4 family properties-personal	26	—	90	116	7,062	7,178
Real estate secured by junior lien on 1-4 family properties-personal	101	—	—	101	12,836	12,937
Student loans	—	12	—	12	1,216	1,228
Overdrafts	18	—	—	18	234	252
Other consumer	—	9	—	9	1,446	1,455
Total	$727	$556	$480	$1,763	$1,260,748	$1,262,511

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following tables discloses the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2026 and December 31, 2025:

June 30, 2026	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$496	$19	$515
Construction and land development	—	6,421	—	6,421
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	122	—	122
Real estate secured by other commercial properties	—	822	—	822
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	179	—	179
Real estate secured by junior lien on 1-4 family properties-business	—	—	231	231
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	1,680	—	1,680
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	279	17	296
Real estate secured by 1st lien on 1-4 family properties-personal	—	111	—	111
Real estate secured by junior lien on 1-4 family properties-personal	—	14	—	14
Student loans	—	11	—	11
Other consumer	—	16	—	16
Total	$—	$10,151	$267	$10,418

December 31, 2025	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$539	$539
Construction and land development	—	—	6,296	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	134	—	134
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	317	—	317
Real estate secured by junior lien on 1-4 family properties-business	—	—	239	239
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	815	—	815
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	290	15	305
Real estate secured by 1st lien on 1-4 family properties-personal	—	113	—	113
Real estate secured by junior lien on 1-4 family properties-personal	—	15	—	15
Student loans	—	—	—	—
Other consumer	—	20	—	20
Total	$—	$1,704	$7,089	$8,793

QNB recognized interest income of $10,000 and $0 on non-accrual loans during the six months ended June 30, 2026 and 2025, respectively.

The following tables present the collateral-dependent loans by loan category at June 30, 2026 and December 31, 2025:

June 30, 2026	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$496	$19	$515
Construction and land development	6,421	—	—	6,421
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	122	—	—	122
Real estate secured by other commercial properties	822	—	—	822
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	179	—	—	179
Real estate secured by junior lien on 1-4 family properties-business	98	—	133	231
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	1,680	—	—	1,680
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	281	—	15	296
Real estate secured by 1st lien on 1-4 family properties-personal	111	—	—	111
Real estate secured by junior lien on 1-4 family properties-personal	14	—	—	14
Other consumer	—	16	—	16
Total	$9,728	$512	$167	$10,407

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2025	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$405	$—	$134	$539
Construction and land development	4,925	—	1,371	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	134	—	—	134
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	317	—	—	317
Real estate secured by junior lien on 1-4 family properties-business	110	—	129	239
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	815	—	—	815
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	290	—	15	305
Real estate secured by 1st lien on 1-4 family properties-personal	113	—	—	113
Real estate secured by junior lien on 1-4 family properties-personal	15	—	—	15
Other consumer	—	20	—	20
Total	$7,124	$20	$1,649	$8,793

Activity in the allowance for credit losses on loans for the three and six months ended June 30, 2026 and 2025 are as follows:

For the Three Months Ended June 30, 2026	Balance, beginning of period	ACL on PSLs at acquisition	ACL on PCD loans at acquisition	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$775	$83	$39	$144	$—	$8	$1,049
Construction and land development	2,471	227	2	(1,260)	—	—	1,440
Real estate secured by multi-family properties	2,269	638	8	(219)	—	—	2,696
Real estate secured by owner-occupied properties	697	470	55	372	—	—	1,594
Real estate secured by other commercial properties	1,041	376	28	729	—	—	2,174
Revolving real estate secured by 1-4 family properties-business	30	10	—	19	—	—	59
Real estate secured by 1st lien on 1-4 family properties-business	1,297	781	36	(66)	—	3	2,051
Real estate secured by junior lien on 1-4 family properties-business	150	5	—	7	—	—	162
State and political subdivisions	23	—	—	47	—	—	70
Retail:				—
1-4 family residential mortgages	308	1	1	186	—	—	496
Construction-individual	2	—	—	6	—	—	8
Revolving home equity secured by 1-4 family properties-personal	125	72	4	178	—	—	379
Real estate secured by 1st lien on 1-4 family properties-personal	27	—	—	11	—	—	38
Real estate secured by junior lien on 1-4 family properties-personal	56	—	—	21	—	2	79
Student loans	205	85	—	(3)	(2)	6	291
Overdrafts	20	—	—	32	(10)	6	48
Other consumer	35	94	5	14	(12)	—	136
Total	$9,531	$2,842	$178	$218	$(24)	$25	$12,770

For the Three Months Ended June 30, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$810	$4	$—	$7	$821
Construction and land development	1,099	36	—	—	1,135
Real estate secured by multi-family properties	1,977	(139)	—	—	1,838
Real estate secured by owner-occupied properties	845	56	—	—	901
Real estate secured by other commercial properties	2,028	(67)	—	30	1,991
Revolving real estate secured by 1-4 family properties-business	22	9	—	—	31
Real estate secured by 1st lien on 1-4 family properties-business	1,471	(107)	—	2	1,366
Real estate secured by junior lien on 1-4 family properties-business	9	7	—	—	16
State and political subdivisions	36	6	—	—	42
Retail:
1-4 family residential mortgages	320	36	—	—	356
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	140	20	—	—	160
Real estate secured by 1st lien on 1-4 family properties-personal	32	1	—	—	33
Real estate secured by junior lien on 1-4 family properties-personal	79	1	—	—	80
Student loans	278	(26)	—	5	257
Overdrafts	30	18	(31)	4	21
Other consumer	122	-	(1)	—	121
Total	$9,298	$(145)	$(32)	$48	$9,169

For the Six Months Ended June 30, 2026	Balance, beginning of period	ACL on PSLs at acquisition	ACL on PCD loans at acquisition	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$744	$83	$39	$167	$—	$16	$1,049
Construction and land development	2,165	227	2	(954)	—	—	1,440
Real estate secured by multi-family properties	2,344	638	8	(294)	—	—	2,696
Real estate secured by owner-occupied properties	716	470	55	353	—	—	1,594
Real estate secured by other commercial properties	1,042	376	28	728	—	—	2,174
Revolving real estate secured by 1-4 family properties-business	29	10	—	20	—	—	59
Real estate secured by 1st lien on 1-4 family properties-business	1,252	781	36	(23)	—	5	2,051
Real estate secured by junior lien on 1-4 family properties-business	140	5	—	17	—	—	162
State and political subdivisions	25	—	—	45	—	—	70
Retail:
1-4 family residential mortgages	248	1	1	246	—	—	496
Construction-individual	3	—	—	5	—	—	8
Revolving home equity secured by 1-4 family properties-personal	138	72	4	165	—	—	379
Real estate secured by 1st lien on 1-4 family properties-personal	28	—	—	10	—	—	38
Real estate secured by junior lien on 1-4 family properties-personal	58	—	—	22	(4)	3	79
Student loans	226	85	—	(39)	(2)	21	291
Overdrafts	21	—	—	40	(26)	13	48
Other consumer	36	94	5	13	(12)	—	136
Total	$9,215	$2,842	$178	$521	$(44)	$58	$12,770

For the Six Months Ended June 30, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$829	$(25)	$—	$17	$821
Construction and land development	1,336	(201)	—	—	1,135
Real estate secured by multi-family properties	2,012	(174)	—	—	1,838
Real estate secured by owner-occupied properties	853	48	—	—	901
Real estate secured by other commercial properties	1,142	819	—	30	1,991
Revolving real estate secured by 1-4 family properties-business	24	7	—	—	31
Real estate secured by 1st lien on 1-4 family properties-business	1,238	123	—	5	1,366
Real estate secured by junior lien on 1-4 family properties-business	339	(323)	—	—	16
State and political subdivisions	34	8	—	—	42
Retail:
1-4 family residential mortgages	323	33	—	—	356
Construction-individual	—	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	143	17	—	—	160
Real estate secured by 1st lien on 1-4 family properties-personal	31	2	—	—	33
Real estate secured by junior lien on 1-4 family properties-personal	77	3	—	—	80
Student loans	310	(66)	—	13	257
Overdrafts	18	37	(44)	10	21
Other consumer	35	98	(12)	—	121
Total	$8,744	$406	$(56)	$75	$9,169

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

The following table shows the amortized cost basis during the periods ended June 30, 2026 and December 31, 2025 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan class, type of concession granted and the financial effect of the modification:

During the period ended:	June 30, 2026			December 31, 2025
	Amortized Cost Basis	% of Total Loan Class	Financial Effect	Amortized Cost Basis	% of Total Loan Class	Financial Effect
	Payment Modification to Interest Only for Three Months and Deferal of Payment for One Month
Commercial:
C&I Other	$764	0.45%	Temporary reduction of three principal payments and one principal and interest payment with no extension of term
Total	$764			$—

	Payment Modification to Interest Only for 12 Months
Commercial:
C&I Other				$518	0.37%	Temporary reduction of principal payments with no extension of term
Construction Other and Land Development				6,296	6.71%	Temporary reduction of principal payments with no extension of term
Total	$—			$6,814

There were no payment defaults during the six months ended June 30, 2026 and 2025 on FDMs. However, FDMs of $6,917,000 modified in 2025 remain on nonaccrual status with no related allowance due to collateral surplus. At June 30, 2026, there were $2,160,000 in commitments to extend credit on the FDMs.

The Company has five relationships with mortgage loans secured by residential real estate totaling $714,000 for which foreclosure proceedings are in process at June 30, 2026.

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The following tables sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

June 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$17,990	$—	$17,990
U.S. Government agency securities	—	70,762	—	70,762
State and municipal securities (1)	—	89,597	—	89,597
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	172,676	—	172,676
Collateralized mortgage obligations (CMOs)	—	136,756	—	136,756
Corporate debt securities and money market funds	—	29,148	49	29,197
Equity securities	268			268
Total available-for-sale and equity securities	268	516,929	49	517,246
Total recurring fair value measurements	$268	$516,929	$49	$517,246

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$100	$100
Total nonrecurring fair value measurements	$—	$—	$100	$100

December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$21,583	$—	$21,583
U.S. Government agency securities	—	70,850	—	70,850
State and municipal securities (1)	—	88,787	—	88,787
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	182,208	—	182,208
Collateralized mortgage obligations (CMOs)	—	149,203	—	149,203
Corporate debt securities and money market funds	—	30,149	50	30,199
Total securities available-for-sale	—	542,780	50	542,830
Total recurring fair value measurements	$—	$542,780	$50	$542,830

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$5,440	$5,440
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$5,441	$5,441

(1) Includes derivatives designated as fair value hedges.

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the six months ended June 30, 2026. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or six-month periods ended June 30, 2026.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2026	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$100	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-20% to -100%
				Liquidation expenses	(3)	-10%

	Quantitative information about Level 3 fair value measurements
December 31, 2025	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$5,440	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10 to -100%
				Liquidation expenses	(3)	10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2.8 to 29.1 yrs
				Prepayment speeds		92% to 199%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2026 and 2025:

	Fair value measurements using significant unobservable inputs (Level 3)
	2026	2025
Balance, January 1,	$50	$52
Payments received	(1)	(2)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	—	—
Transfers in and/or out of Level 3	—	—
Balance, June 30,	$49	$50

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at June 30, 2026 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2026;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 8.89% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2026 and December 31, 2025:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2026	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$79,340	$79,340	$79,340	$—	$—
Investment securities:
Available-for-sale (1)	516,978	516,978	—	516,929	49
Equity securities	268	268	268	—	—
Restricted investment in bank stocks	7,287	7,287	—	7,287	—
Loans held for sale	395	396	—	396	—
Net loans	1,703,829	1,706,522	—	—	1,706,522
Mortgage servicing rights	344	527	—	—	527
Accrued interest receivable	6,399	6,399	—	6,399	—

Financial liabilities
Deposits with no stated maturities	$1,633,420	$1,633,420	$1,633,420	$—	$—
Deposits with stated maturities	433,731	433,342	—	433,342	—
Short-term borrowings	75,428	75,428	75,428	—	—
Subordinated debt	54,018	56,673	—	56,673	—
Accrued interest payable	4,337	4,337	—	4,337	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	51	—	51	—

			Fair value measurements
December 31, 2025	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,297	$50,297	$50,297	$—	$—
Investment securities:
Available-for-sale (1)	542,830	542,830	—	542,780	50
Restricted investment in bank stocks	6,663	6,663	—	6,663	—
Loans held for sale	246	249	—	249	—
Net loans	1,252,859	1,265,478	—	—	1,265,478
Mortgage servicing rights	346	530	—	—	530
Accrued interest receivable	4,839	4,839	—	4,839	—

Financial liabilities
Deposits with no stated maturities	$1,266,714	$1,266,714	$1,266,714	$—	$—
Deposits with stated maturities	375,797	374,988	—	374,988	—
Short-term borrowings	80,601	80,601	80,601	—	—
Subordinated debt	39,268	40,541	—	40,541	—
Accrued interest payable	5,050	5,050	—	5,050	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	74	—	74	—

(1) Includes derivatives designated as fair value hedges.

11. COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $221,000, inclusive of $144,000 related to the acquisition of Victory, at June 30, 2026 and $76,000 at December 31, 2025, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Company's financial instrument commitments is as follows:

	June 30,	December 31,
	2026	2025
Commitments to extend credit and unused lines of credit	$510,477	$401,073
Standby letters of credit	21,188	19,522
Total financial instrument commitments	$531,665	$420,595

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $17,681,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2026 and December 31, 2025 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. There was one new lease during the six months ended June 30, 2026 and there were three leases assumed in the acquisition of Victory; QNB recorded right-of-use assets of $3,420,000.

12. REGULATORY RESTRICTIONS

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2026, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
At June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$271,546	14.30%	$151,933	8.00%	$189,916	10.00%
Bank	249,126	13.13	151,769	8.00	189,711	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$209,705	11.04	113,949	6.00	113,949	6.00
Bank	236,135	12.45	113,826	6.00	151,769	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	209,705	11.04	85,462	4.50	N/A	N/A
Bank	236,135	12.45	85,370	4.50	123,312	6.50

Tier 1 capital (to average assets):
The Company	209,705	8.65	96,955	4.00	N/A	N/A
Bank	236,135	9.84	95,972	4.00	119,965	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
At December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$225,324	15.86%	$113,675	8.00%	$142,093	10.00%
Bank	201,024	14.15	113,623	8.00	142,029	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$176,033	12.39	85,256	6.00	85,256	6.00
Bank	191,733	13.50	85,217	6.00	113,623	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	$176,033	12.39	63,942	4.50	N/A	N/A
Bank	191,733	13.50	63,913	4.50	92,319	6.50

Tier 1 capital (to average assets):
The Company	$176,033	9.02	78,045	4.00	N/A	N/A
Bank	191,733	9.94	77,131	4.00	96,414	5.00

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

The following tables present the notional amounts of derivatives designated as fair value hedging instruments at June 30, 2026, and December 31, 2025. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	Interest Rate Swaps-Fair Value Hedges
	At June 30, 2026			At December 31, 2025
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
State and municipal securities	$75,000	$95,706	$841	$75,000	$96,037	$(583)
U.S. Government agencies and GSE mortgage-backed securities	183,535	260,796	1,659	201,364	276,329	(1,109)
Total	$258,535	$356,502	$2,500	$276,364	$372,366	$(1,692)

The following table presents amounts included in the Consolidated Statements of Income for derivatives designated as fair value hedging instruments for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Sheet Classification	2026	2025	2026	2025
Interest and dividends on available-for-sale and equity securities:
State and municipal securities
Recognized on fair value hedge	$(668)	$815	$(1,342)	$1,646
Recognized on hedge portfolio	683	(668)	1,385	(1,343)
Recognized on remeasurement of fair value hedge	1	25	(8)	40
U.S. Government agencies and GSE mortgage-backed securities
Recognized on fair value hedge	(1,715)	2,430	(3,529)	4,898
Recognized on hedge portfolio	1,715	(2,034)	3,552	(4,094)
Recognized on remeasurement of fair value hedge	2	33	(34)	29
Total	$18	$601	$24	$1,176

QNB assumed an interest-rate swap due to the Victory acquisition. This $30,000,000 notional value swap hedged the interest-rate on loans where the Bank paid a fixed rate and received a variable SOFR. QNB decided to terminate the swap in lieu of redesignation and recorded a loss of $303,000 in the second quarter of 2026.

14. SUBORDINATED DEBT

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

QNB acquired $17,650,000 of subordinated debt upon the completion of the Victory Merger. QNB had owned $3,000,000 of Victory's 2024 Subordinated Notes which was cancelled upon acquisition. The following table summarizes the details of the subordinated debt acquired and still remaining at June 30, 2026:

($ in thousands)	Balance at June 30, 2026	Original Issue Date	Maturity Date	Rate	Reedemable
2019 Subordinated Notes	$3,000	March 14, 2019	March 14, 2029	3-Month SOFR + 390 bp	Yes, in whole or part upon occurrence of specific events with the agreement
2020 Subordinated Notes	10,000	June 23 2020	June 30, 2030	3-Month SOFR + 613 bp	Yes, in whole or part upon occurrence of specific events with the agreement; or in integral multiples of $100,000
2024 Subordinated Notes	1,650	December 5, 2024	December 31, 2027	Fixed rate of 8.5% through 2026; 3-Month SOFR + 442 bp thereafter	Yes, in whole or part upon occurrence of specific events with the agreement; or in integral multiples of $100,000 after December 31, 2027
Total	$14,650

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

At June 30, 2026, the carrying cost of the Subordinated Notes on the consolidated balance sheet represents the outstanding balance of the notes net of unamortized origination costs of $632,000 which are amortized to interest expense through September 1, 2029.

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

On April 1, 2026, QNB closed the acquisition of Victory Bancorp, Inc. ("Victory"), a highly complementary community banking franchise headquartered in Limerick, Pennsylvania, creating a franchise with nearly $2.4 billion in assets and expanding our presence deeper into Montgomery County. This strategic combination brings together two relationship-focused institutions with shared values, similar operating cultures, and strong community ties. Results for the three and six months of 2026 include three months of post-merger activity related to the acquisition of Victory.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference. Some of these policies were impacted by the acquisition of Victory; the updates are details in Note 2 of this Form 10-Q. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

RESULTS OF OPERATIONS - OVERVIEW

Results for the three and six months of 2026 include three months of post-merger activity related to the acquisition of Victory. QNB reported net income for the second quarter of 2026 of $3,015,000, or $0.60 per share on a diluted basis, compared to net income of $3,883,000, or $1.04 per share on a diluted basis, for the same period in 2025. For the three-month period of 2026, net income included after-tax merger-related cost of $2,227,000. The merger-related costs are significant one-time costs, related to the acquisition of Victory and are not normal recurring operating expenses. Adjusted diluted earnings per share excluding the impact of the merger-related cost for the three-month period of 2026 was $1.05.

QNB reported net income for the six months ended June 2026 of $5,780,000, or $1.32 per share on a diluted basis, compared to net income of $6,461,000, or $1.74 per share on a diluted basis, for the same period in 2025. For the six-month period of 2026, net income included after-tax merger-related cost of $3,249,000. Adjusted diluted earnings per share excluding the impact of the merger-related cost for the six-month period of 2026 was $2.06.

The following table shows calculated impact of the merger-related costs on net income and ratios, reconciling GAAP to non-GAAP measurements:

Impact of Merger-Related Costs--GAAP to Non-GAAP Measure Reconciliation
(Dollars in thousands, except per share data)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
For the period:	2026	2025	Variance	2026	2025	Variance
Net income (GAAP)	$3,015	$3,883	$(868)	$5,780	$6,461	$(681)
Merger-related costs	3,084	—	3,084	3,972	—	3,972
Income tax benefit	(857)	—	(857)	(723)	—	(723)
Merger-related costs, net of tax	2,227	—	2,227	3,249	—	3,249
Net income excluding impact of merger-related costs (Non-GAAP)	$5,242	$3,883	$1,359	$9,029	$6,461	$2,568

Share and Per Share Data:
Basic:
EPS using Net income (GAAP)	$0.61	$1.05	$(0.44)	$1.32	$1.74	$(0.42)
EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$1.06	$1.05	$0.01	$2.07	$1.74	$0.33
Fully-diluted:
EPS using Net income (GAAP)	$0.60	$1.04	$(0.44)	$1.32	$1.74	$(0.42)
EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$1.05	$1.04	$0.01	$2.06	$1.74	$0.32

Average common shares outstanding:
Basic	4,968,665	3,710,878		4,368,001	3,705,396
Diluted	5,001,610	3,724,808		4,390,153	3,718,513

Selected Ratios:
Return on Average Assets (ROAA):
ROAA using Net income (GAAP)	0.50%	0.83%	-33 bp	0.54%	0.69%	-15 bp
ROAA using Net income excluding impact of merger-related costs (Non-GAAP)	0.88%	0.83%	5 bp	0.85%	0.69%	16 bp
Return on Average Equity (ROAE):
ROAE using Net income (GAAP)	6.65%	14.25%	-760 bp	7.38%	12.02%	-464 bp
ROAE using Net income excluding impact of merger-related costs (Non-GAAP)	11.56%	14.25%	-269 bp	11.54%	12.02%	-48 bp

Average Assets	$2,395,752	$1,887,138		$2,154,199	$1,880,127
AverageEquity	$181,911	$109,299		$157,846	$108,406

The Bank contributed $4,575,000 to net income for the three months ended June 30, 2026 compared to $4,679,000 for the same period 2025; and the holding company had a negative contribution of $1,560,000 to net income for the three months ended June 30, 2026 compared to a negative contribution of $796,000 for the same period of 2025. The operating performance of the Bank included three months of post-merger activity and improved for the quarter ended June 30, 2026, in comparison with the same period in 2025, due primarily to improvement in the interest margin causing a $6,072,000 increase in net interest income and a $499,000 increase in non-interest income; this was partly offset by an increase in non-interest expense of $6,377,000 of which $2,677,000 was due to merger-related costs. The contribution from QNB Corp., which included three months of post-merger activity, for the quarter ended June 30, 2026, declined compared with the same period in 2025, primarily due to a decrease in net interest income of $373,000, related to the subordinated debt acquired in the acquisition, and an increase in non-interest expense of $509,000, primarily due to merger-related expenses of $407,000.

The Bank contributed $8,334,000 of net income for the six months ended June 30 2026 compared to $7,971,000 for the same period 2025; and the holding company had a negative contribution of $2,554,000 to net income for the six months ended June 30, 2026 compared to a negative contribution of $1,510,000 for the same period 2025. The improved results at the Bank were primarily due to improvement in the interest margin causing a $7,671,000 increase in net interest income and a $728,000 increase in non-interest income; this was partly offset by and an increase in non-interest expense of $7,877,000, of which $3,299,000 was related to merger-related costs. The change in contribution from QNB Corp. is primarily due to a decrease in net interest income of $400,000 and an increase in non-interest expense of $790,000, primarily due to merger-related expenses of $673,000.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.50% and 6.65%, respectively, for the quarter ended June 30, 2026, compared with 0.83% and 14.25%, respectively, for the quarter ended June 30, 2025. Return on average assets and return on average shareholders’ equity, excluding the impact of the merger-related cost, for the three-month period of 2026 was 0.88% and 11.56%, respectively. Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.54% and 7.38%, respectively, for the six months ended June 30, 2026, compared with 0.69% and 12.02%, respectively, for the six months ended June 30, 2025. Return on average assets and return on average shareholders’ equity, excluding the impact of the merger-related cost, for the six-month period of 2026 was 0.85% and 11.54%, respectively.

Total assets as of June 30, 2026 were $2,398,970,000, compared with $1,906,005,000 at December 31, 2025. Loans receivable at June 30, 2026 were $1,716,599,000; excluding the $408,379,000 in acquired loans, QNB recognized a $46,146,000, or 3.7%, increase from $1,262,074,000 at December 31, 2025. Total deposits of $2,067,151,000 at June 30, 2026 increased $15,475,000, excluding the $409,165,000 in deposits acquired, compared with total deposits of $1,642,511,000 at December 31, 2025.

Results for the three and six months ended June 30, 2026 include the following significant components:

•
Net interest income increased $5,699,000 to $18,351,000 and increased $7,271,000 to $31,460,000 for the three and six months ended June 30, 2026, respectively, and includes three months of post-merger activity related to the acquisition of Victory.

•
Net interest margin on a tax-equivalent basis increased 47 basis points for the quarter to 3.16% compared to 2.69% for the same period in 2025. Net interest margin on a tax-equivalent basis increased 40 basis points for the six months ended June 30, 2026 to 3.00% compared to 2.60% for the same period in 2025.

•
QNB recorded a $218,000 provision for credit losses on loans for the second quarter of 2026, compared with a $145,000 reversal of its provision for credit losses on loans for the second quarter of 2025. QNB recorded $521,000 in its provision for credit losses on loans for the six months ended June 30, 2026, compared with $406,000 for the same period in 2025.

•
Non-interest income increased $487,000, to $2,139,000 for the second quarter and $704,000, to $3,940,000 for the six months ended June 30, 2026 compared with the same periods in 2025. Excluding realized and unrealized gains on securities and swap termination loss, non-interest income increased $426,000 to $2,078,000 for the second quarter of 2026 compared to $1,652,000 for the same period in 2025; and increased $643,000, to $3,879,000 for the six months ended June 30, 2026 compared with $3,236,000 the same period in 2025.

•
Non-interest expense increased $6,874,000 to $16,436,000 for the second quarter of 2026 compared with the same period in 2025. Non-interest expense, excluding merger-related costs increased $3,790,000 to $13,352,000 for the second quarter of 2026 compared with the same period in 2025. Non-interest expense increased $1,769,000 to $11,138,000 for the second quarter of 2026 compared with the same period in 2025. Non-interest expense, excluding merger-related costs increased $4,671,000 to $23,602,000 for the six months ended June 30, 2026 compared with the same period in 2025. Non-interest expense includes three months of post-merger activity related to the acquisition of Victory.

•
Total non-performing loans, comprised of loans on non-accrual status, were $10,418,000, or 0.61% of loans receivable at June 30, 2026, compared to $8,793,000, or 0.70% of loans receivable at December 31, 2025. Net loan recoveries for the six months ended June 30, 2026 were $14,000, compared with net recoveries of $19,000 for the same period in 2025.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total interest income	$30,631	$23,110	$53,107	$45,308
Total interest expense	12,280	10,458	21,647	21,119
Net interest income	18,351	12,652	31,460	24,189
Tax-equivalent adjustment	83	100	230	240
Net interest income (fully taxable-equivalent)	$18,434	$12,752	$31,690	$24,429

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, fees on earning assets and the amortization and accretion of fair value premiums and discounts on acquired earnings assets, less interest expense incurred funding sources and the amortization and accretion of fair value premiums and discounts on acquired interest-bearing liabilities. Earning assets primarily include loans, investment securities, interest-bearing balances at the Federal Reserve Bank and Federal funds sold. Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits.

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$1,163	3.63%	$11	$—	—%	$—
Investment securities (AFS & Equity):
U.S. Treasury securities	20,812	3.68	191	21,032	4.24	223
U.S. Government agencies	75,972	1.18	224	75,963	1.18	224
State and municipal	104,927	2.35	617	105,090	2.88	756
Mortgage-backed and CMOs	318,255	1.95	1,551	354,349	2.46	2,184
Corporate debt securities and money market funds	67,798	5.90	1,000	64,694	6.38	1,031
Equity securities	103	—	—	—	—	—
Total investment securities	587,867	2.44	3,583	621,128	2.84	4,418
Loans:
Commercial real estate	1,276,622	6.31	20,097	863,096	5.94	12,775
Residential real estate	122,950	4.63	1,424	114,600	4.38	1,255
Home equity loans	102,997	6.13	1,575	70,666	6.41	1,130
Commercial and industrial	181,167	7.12	3,213	145,261	7.41	2,682
Consumer loans	5,328	7.59	101	3,355	7.70	65
Tax-exempt loans	21,242	5.31	281	19,347	4.23	205
Total loans, net of unearned income*	1,710,306	6.26	26,691	1,216,325	5.97	18,112
Other earning assets	45,439	4.05	429	61,355	4.45	680
Total earning assets	2,344,775	5.26	30,714	1,898,808	4.90	23,210
Cash and due from banks	28,030			13,806
Accumulated other comprehensive loss, net of tax	(45,720)			(59,921)
Allowance for credit losses on loans	(12,668)			(9,376)
Other assets	81,335			43,821
Total assets	$2,395,752			$1,887,138
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$483,798	1.19%	1,438	$376,735	0.94%	888
Municipals	150,200	3.26	1,222	146,214	3.92	1,427
Money market	386,952	2.79	2,691	259,621	2.88	1,862
Savings	352,087	1.55	1,361	281,076	1.29	901
Time < $250	358,826	3.30	2,956	334,437	3.79	3,159
Time > $250	82,968	3.56	736	51,832	4.08	527
Total interest-bearing deposits	1,814,831	2.30	10,404	1,449,915	2.42	8,764
Short-term borrowings	69,006	3.46	596	70,942	3.90	689
Long-term debt	—	—	—	5,495	4.79	67
Subordinated debt	53,991	9.48	1,280	39,141	9.58	938
Total borrowings	122,997	6.12	1,876	115,578	5.88	1,694
Total interest-bearing liabilities	1,937,828	2.54	12,280	1,565,493	2.68	10,458
Non-interest-bearing deposits	259,935			198,075
Other liabilities	16,078			14,271
Shareholders' equity	181,911			109,299
Total liabilities and shareholders' equity	$2,395,752			$1,887,138
Net interest rate spread		2.72%			2.22%
Margin/net interest income		3.16%	$18,434		2.69%	$12,752

	For the Six Months Ended June 30,
	June 30, 2026			June 30, 2025
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$585	3.63%	$11	$—	—%	$—
Investment securities (AFS & Equity):
U.S. Treasury securities	20,819	3.70	382	20,596	4.31	440
U.S. Government agencies	75,971	1.18	448	75,962	1.18	448
State and municipal	104,727	2.33	1,220	105,172	2.87	1,510
Mortgage-backed and CMOs	321,556	1.93	3,099	358,969	2.45	4,392
Corporate debt securities	69,230	5.86	2,028	63,128	6.62	2,089
Equity securities	52	—	—	—	—	—
Total investment securities	592,355	2.42	7,177	623,827	2.85	8,879
Loans:
Commercial real estate	1,094,783	6.18	33,541	860,363	5.82	24,844
Residential real estate	122,661	4.59	2,816	114,436	4.36	2,493
Home equity loans	89,839	6.00	2,674	69,327	6.41	2,204
Commercial and industrial	161,296	7.08	5,661	146,962	7.41	5,399
Consumer loans	4,137	7.70	158	3,400	7.69	130
Tax-exempt loans	20,444	5.09	516	19,073	4.19	397
Total loans, net of unearned income*	1,493,160	6.13	45,366	1,213,561	5.89	35,467
Other earning assets	41,293	3.82	783	54,536	4.44	1,202
Total earning assets	2,127,393	5.06	53,337	1,891,924	4.85	45,548
Cash and due from banks	20,505			13,517
Accumulated other comprehensive loss, net of tax	(45,094)			(59,954)
Allowance for credit losses on loans	(10,992)			(9,059)
Other assets	62,387			43,699
Total assets	$2,154,199			$1,880,127
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$441,756	1.08%	2,369	$378,504	0.98%	1,832
Municipals	142,712	3.23	2,285	147,887	3.93	2,883
Money market	321,450	2.69	4,294	257,952	2.88	3,680
Savings	318,359	1.43	2,264	280,371	1.29	1,794
Time < $250	337,703	3.34	5,594	333,536	3.89	6,442
Time > $250	71,069	3.59	1,266	50,317	4.19	1,045
Total interest-bearing deposits	1,633,049	2.23	18,072	1,448,567	2.46	17,676
Short-term borrowings	76,249	3.59	1,358	59,300	3.90	1,145
Long-term debt	—	—	—	17,735	4.74	423
Subordinated debt	46,681	9.50	2,217	39,117	9.59	1,875
Total borrowings	122,930	5.86	3,575	116,152	5.98	3,443
Total interest-bearing liabilities	1,755,979	2.49	21,647	1,564,719	2.72	21,119
Non-interest-bearing deposits	224,958			192,067
Other liabilities	15,416			14,935
Shareholders' equity	157,846			108,406
Total liabilities and shareholders' equity	$2,154,199			$1,880,127
Net interest rate spread		2.57%			2.13%
Margin/net interest income		3.00%	$31,690		2.60%	$24,429

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and six months ended June 30, 2026 and 2025.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026 compared			June 30, 2026 compared
	to June 30, 2025			to June 30, 2025
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$11	$11	$—	$11	$11	$—
Investment securities (AFS & Equity):
U.S. Treasury securities	(32)	(3)	(29)	(58)	5	(63)
U.S. Government agencies	—	—	—	—	—	—
State and municipal	(139)	(1)	(138)	(290)	(7)	(283)
Mortgage-backed and CMOs	(633)	(224)	(409)	(1,293)	(458)	(835)
Corporate debt securities and money market funds	(31)	49	(80)	(61)	202	(263)
Equity securities	—	—	—	—	—	—
Total Investment securities (AFS & Equity)	(835)	(179)	(656)	(1,702)	(258)	(1,444)
Loans:
Commercial real estate	7,322	6,121	1,201	8,697	6,769	1,928
Residential real estate	169	92	77	323	179	144
Home equity loans	445	516	(71)	470	651	(181)
Commercial and industrial	531	663	(132)	262	526	(264)
Consumer loans	36	38	(2)	28	28	—
Tax-exempt loans	76	19	57	119	28	91
Total Loans	8,579	7,449	1,130	9,899	8,181	1,718
Other earning assets	(251)	(205)	(46)	(419)	(292)	(127)
Total interest income	7,504	7,076	428	7,789	7,642	147
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	550	252	298	537	306	231
Municipals	(205)	39	(244)	(598)	(101)	(497)
Money market	829	913	(84)	614	906	(292)
Savings	460	228	232	470	243	227
Time < $250	(203)	229	(432)	(848)	80	(928)
Time > $250	209	316	(107)	221	431	(210)
Total interest-bearing deposits	1,640	1,977	(337)	396	1,865	(1,469)
Short-term borrowings	(93)	(18)	(75)	213	328	(115)
Long-term debt	(67)	(67)	—	(423)	(423)	—
Subordinated debt	342	356	(14)	342	363	(21)
Total borrowings	182	271	(89)	132	268	(136)
Total interest expense	1,822	2,248	(426)	528	2,133	(1,605)
Net interest income	$5,682	$4,828	$854	$7,261	$5,509	$1,752

Average earning assets and interest-bearing liabilities for the three and six months ended June 30, 2026 include the three-month impact of acquiring $434,318,000 in interest-earnings assets and $352,654,000 in interest-bearing liabilities which include the cancellation of

$3,000,0000 in subordinated notes owned by QNB and issued by Victory on the acquisition date. Additionally, total average assets, average liabilities and average equity for the three and six months ended June 30, 2026 include the three-month impact of the acquisition on non-earning assets of $37,735,000, non-interest bearing liabilities of $72,296,000 and equity of $47,103,000.

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the second quarter of 2026 were $2,344,775,000, an increase of $445,967,000, or 23.5%, from the second quarter of 2025, with average loans increasing $493,981,000, or 40.6%, and average investment securities decreasing $33,261,000, or 5.4%, over the same period in 2025. Average loans as a percentage of average earning assets was 72.9% for the second quarter of 2026, compared to 64.1% for the second quarter of 2025. On the funding side, average deposits increased $426,776,000, or 25.9%, to $2,074,766,000 for the second quarter of 2026. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements and FHLB borrowings, decreased $1,936,000 to $69,006,000 for the second quarter of 2026 compared to $70,942,000 for the same period in 2025. Subordinated debt increased $14,850,000, as a result of the Victory Merger, to $53,991,000.

The net interest margin for the second quarter of 2026 increased 47 basis points to 3.16% from 2.69% for the same period in 2025. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. Repricing strategies on loans and deposits have had a positive impact on the net interest margin.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $7,504,000, or 32.3%, to $30,714,000 for the second quarter of 2026; and total interest expense increased $1,822,000, or 17.4%, to $12,280,000.

The yield on earning assets on a tax-equivalent basis increased 36 basis points to 5.26% from 4.90% for the same period in 2025. The cost of interest-bearing liabilities declined 14 basis points to 2.54% for the second quarter of 2026, compared with 2.68% for the same period in 2025.

QNB acquired $3,000,0000 in federal funds from Victory; these funds matured in the second quarter of 2026.

Interest income on investment securities decreased $835,000 when comparing the second quarters of 2026 and 2025. The average yield on the investment portfolio was 2.44% for the second quarter of 2026 compared with 2.84% for the same period in 2025, a decrease of 40 basis points. Average securities for the three and six months ended June 30, 2026 include the three-month impact of acquiring $15,605,000 in securities from the acquisition and the cancellation of $3,000,000 subordinated note owned by QNB and issued by Victory.

The yield on U.S. Treasury securities was 3.68% for the second quarter of 2026 compared to 4.24% for the same period in 2025. The 56 basis-point decline in rate and the average balances decrease of $220,000 caused the decrease in interest income of $32,000. The average balances of U.S. Government agency securities increased $9,000 as the average rate remained unchanged at 1.18%.

Interest income on municipal securities, which are primarily tax-exempt, decreased $139,000 due to a 53 basis-point decrease in rate, and a $163,000 decrease in average balances. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years.

Interest income on mortgage-backed securities and CMOs decreased $633,000 and average balances decreased $36,094,000 and the yield decreased 51 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Interest income on corporate debt and mutual funds decreased $31,000 as average balances increased $3,104,000 and the average yield decreased 48 basis points.

Average loans the three and six months ended June 30, 2026 include the three-month impact of acquiring $408,379,000 in loans from the acquisition of Victory. Income on loans increased $8,579,000 to $26,691,000 when comparing the second quarters of 2026 and 2025, with a $493,981,000 increase in average balances contributing to an increase in interest income of $7,449,000 and a 29-basis point increase in yield contributing to a $1,130,000 increase in interest income.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties, such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $7,322,000 when comparing the second quarters of 2026 and

2025, primarily due to a $413,526,000 increase in average balances contributing to an increase in interest income of $6,121,000 and a 37-basis point increase in rate from 5.94% in 2025 to 6.31% contributing to an increase of $1,201,000 to interest income.

Income on commercial and industrial loans increased $531,000 when comparing the second quarters of 2026 and 2025. The average yield on these loans decreased 29 basis points to 7.12% resulting in a decrease in income of $132,000; this was offset by an average balances increased $35,906,000, to $181,167,000 for the second quarter of 2026 resulting in a $663,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $76,000 for the second quarter of 2026 compared to the same period in 2025. Average balances increased $1,895,000 to $21,242,000 for the second quarter of 2026. The yield on municipal loans increased 108 basis points, to 5.31% for the second quarter of 2026, compared with the same period in 2025.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $169,000 when comparing the second quarter of 2026 to the same period in 2025. Average residential mortgage loan balances increased by $8,350,000, or 7.3%, to $122,950,000 for the second quarter of 2026 compared to the same period in 2025, which contributed a $92,000 increase in interest income. The average yield on the portfolio increased 25 basis points and contributed an increase of $77,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2026 period by $32,331,000 to $102,997,000, contributing to a $516,000 increase in interest income; this was partly offset by an average yield decrease of 28 basis points causing a $71,000 decrease in interest income. The yield on the consumer portfolio decreased 11 basis points to 7.59% for the second quarter of 2026 and there was a $1,973,000 increase in average balances resulting in a net $36,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds. Average interest-bearing deposits for the three and six months ended June 30, 2026 include the three-month impact of acquiring $338,004,000 from the acquisition of Victory. Average borrowings for the three and six months ended June 30, 2026 include the three-month impact of acquiring $14,650,000 in subordinated debt from the acquisition of Victory. Interest expense increased $1,822,000, when comparing the second quarter of 2026 to the same period in 2025. Interest expense on interest-bearing deposits increased $1,640,000 to $10,404,000 when comparing the second quarters of 2026 and 2025, with a net $364,916,000 increase in average balances contributing to a net increase in interest expense of $1,977,000 and a 12-basis point decrease in yield contributing to a $337,000 decrease in interest expense.

Average interest-bearing demand accounts increased $107,063,000 to $483,798,000 for the second quarter of 2026 and the average rate paid on these deposits increased 25 basis points; interest expense on interest-bearing demand accounts increased $550,000 to $1,438,000 for the same period. Average non-interest-bearing demand accounts increased $61,860,000 to $259,935,000 for the second quarter of 2026. Average money market accounts increased $127,331,000 to $386,952,000 for the second quarter of 2026 compared with the same period in 2025. Interest expense on money market accounts increased $829,000 to $2,691,000, and the average interest rate paid on money market accounts decreased nine basis points to 2.79% for the second quarter of 2026. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts decreased $205,000 to $1,222,000 for the second quarter of 2026. The average interest rate paid on municipal interest-bearing demand accounts decreased 66 basis points to 3.26% for the second quarter of 2026 over the same quarter of 2025, and average balances increased $3,986,000 to $150,200,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts increased $460,000 when comparing the second quarter of 2026 to the same quarter of 2025. The average interest rate paid on savings accounts increased 26 basis points to 1.55% for the second quarter of 2026 compared to 1.29% for the same period in 2025. Average savings balances increased $71,011,000 to $352,087,000 for the second quarter of 2026. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2026 of $216,625,000 compared to $208,239,000 in the same period of 2025. The average yield paid on these accounts was 1.70% for the both second quarters of 2026 and 2025. Other savings account average balances, increased $62,625,000 when comparing the second quarter of 2026 compared to the same period in 2025 and interest expense increased $423,000.

Interest expense on time deposits totaled $3,692,000 for the second quarter of 2026 compared to $3,686,000 in 2025. Average total time deposits increased $55,525,000 to $441,794,000 for the second quarter of 2026. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $416,806,000, or 96%, of time deposits at June 30, 2026 will mature over the next 12 months. The average rate paid on these time deposits is approximately 3.34%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and short-term FHLB borrowing. Interest expense on short-term borrowings decreased $93,000 for the second quarter of 2026 to $596,000 when compared to the same period in 2025. When comparing these same periods, average balances decreased $1,936,000 to $69,006,000 and average rate decreased 46 basis points to 3.45%.

Average long-term borrowings decreased $5,495,000 as short-term borrowing were used to payoff maturing long-term borrowings during the past year.

QNB Corp. issued $40,000,000 of subordinated debt in 2024 and acquired $17,650,000 of subordinated debt from Victory in the Victory Merger; $3,000,0000 of subordinated debt issued by Victory was owned by QNB and cancelled as of the merger date. The average carrying value net of deferred costs was $53,991,000 for the second quarter of 2026 compared to $39,141,000 for same period in 2025. The average yield decreased ten basis points from 9.58% to 9.48%.

Net Interest Income and Net Interest Margin – Six-Month Comparison

For the six-month period ended June 30, 2026 average earnings assets increased $235,469,000, or 12.4%, to $2,127,393,000, with average loans increasing 23.0%, average investment securities decreasing 5.0%, and average total deposits increasing $217,373,000, or 13.2%, to $1,858,007,000, compared to the same period in 2025. The net interest margin on a tax-equivalent basis was 3.00% for the six-month period ended June 30, 2026, a 40-basis point increase from the same period in 2025.

Total interest income on a tax-equivalent basis increased $7,789,000, or 17.1%, to $53,337,000, when comparing the six-month periods ended June 30, 2026 and June 30, 2025 due to an increase in volume and rate on loans. Interest income on loans increased $8,181,000 as a result of volume and increased $1,718,000 as a result of yields. The analysis of the six-month periods is similar to what was described in the quarterly analysis. The yield on earning assets increased from 4.85% to 5.06% for the six-month periods with the yield on loans up 24 basis points to 6.13%.

Total interest expense increased $528,000 for the six-month period ended June 30, 2026 compared with the same period in 2025 attributable to an increase in volume. Average interest-bearing liabilities increased $191,260,000 and the average rate paid on interest-bearing liabilities decreased 23 basis points to 2.49% for the six-month period ended June 30, 2026 versus the same period in 2025.

Average interest-bearing deposits increased $184,482,000 and the related interest expense increased $396,000 for the six-month period ended June 30, 2026 versus the same period in 2025. The average balance of total short-term borrowings increased $16,949,000 primarily due to an increase in FHLB borrowings of $19,667,000. Long-term borrowing average balance decreased $17,735,000 and interest expense decreased $423,000 due to maturity. Subordinated debt average balance increased $7,564,000 and interest expense increased $342,000 for the six-month period ended June 30, 2026 compared to the same period of 2025.

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

Based on this analysis, QNB recorded a $521,000 provision for credit losses on loans for the six months ended June 30, 2026, through the allowance for credit losses on loans, compared to a $406,000 provision for credit losses for the same period in 2025. QNB recorded a provision of $1,000 for the allowance for credit losses for unused commitments in the six months ended June 30, 2026 compared to a reversal in provision of $2,000 for the same period in 2025.

QNB recorded a $3,020,000 allowance for credit losses on loans and a $144,000 allowance for credit losses on unused commitments due to the Victory Merger.

QNB's allowance for credit losses on loans of $12,770,000 represents 0.74% of loans receivable at June 30, 2026 compared with an allowance for credit losses on loans of $9,215,000, or 0.73% of loans receivable, at December 31, 2025, and $9,169,000, or 0.75%, at June 30, 2025. Management believes the allowance for credit losses on loans at June 30, 2026 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net recoveries were $14,000 for the six months ended June 30, 2026 compared to net recoveries of $19,000 for the six months ended June 30, 2025. Charge-offs of $44,000 during the six months ended June 30, 2026 consisted of overdrafts of $26,000, a real estate loan secured by junior lien on 1-4 family property of $4,000 and other consumer and student loans of $14,000. Recoveries of approximately $58,000 during the six months ended June 30, 2026 consisted of $45,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $13,000.

Non-performing assets were $10,418,000 at June 30, 2026 compared to $8,793,000 as of December 31, 2025 and $8,947,000 at June 30, 2025. Total non-performing loans, which represent loans on non-accrual status and loans past due 90 days or more and still accruing interest, were 0.61% of loans receivable at June 30, 2026, 0.70% at December 31, 2025 and 0.73% of loans receivable at June 30, 2025. The increase was primarily due to two commercial and one retail customer. At June 30, 2026, $7,832,000, or approximately 75% of the loans classified as non-accrual, are current or past due less than 30 days. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Commercial loans classified as substandard or doubtful loans totaled $49,156,000 at June 30, 2026, compared with $39,219,000 at December 31, 2025, an increase of $9,937,000 which includes $6,475,000 of commercial real estate loans and $3,808,000 of commercial and industrial loans acquired.

QNB had no loans past due 90 days or more and still accruing interest at June 30, 2026, December 31, 2025, or June 30, 2025. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.46% of loans receivable at June 30, 2026 compared with 0.14% at December 31, 2025, and 0.98% at June 30, 2025.

There was one loan modification to a borrower experiencing financial difficulty identified during the six months ended June 30, 2026. The loan continues to be reported as accruing. The loan was modified to interest only payments for three months and one month deferred payment. QNB had no other real estate owned or repossessed assets at June 30, 2026, December 31, 2025 or June 30, 2025.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2026	2025	2025
Non-accrual loans	$10,418	$8,793	$8,947
Loans past due 90 days or more and still accruing interest	—	—	—
Total non-performing loans	10,418	8,793	8,947
Total non-performing assets	$10,418	$8,793	$8,947

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,492,696	$1,225,178	$1,213,173
Total loans	1,716,599	1,262,074	1,218,539

Allowance for credit losses on loans	12,770	9,215	9,169

Allowance for loan losses to:
Non-performing loans	122.58%	104.80%	102.48%
Total loans (excluding held-for-sale)	0.74%	0.73%	0.75%
Average total loans (excluding held-for-sale)	0.86%	0.75%	0.76%

Non-performing loans / total loans (excluding held-for-sale)	0.61%	0.70%	0.73%
Non-performing assets / total assets	0.43%	0.46%	0.47%

An analysis of net loan charge-offs (recoveries) for the three and six months ended June 30, 2026 compared to the same periods in

2025 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net charge-offs (recoveries)	$(1)	$(16)	$(14)	$(19)

Net annualized charge-offs (recoveries) to:
Total loans	0.00%	(0.01)%	0.00%	0.00%
Average total loans excluding held-for-sale	0.00%	(0.01)%	0.00%	0.00%
Allowance for loan losses	(0.03)%	(0.70)%	(0.22)%	(0.42)%

At June 30, 2026 and December 31, 2025, the recorded investment in collateral dependent loans totaled $10,418,000 and $8,793,000 of which $10,151,000 and $1,704,000, respectively, required no specific allowance for loan loss. The recorded investment in collateral dependent loans requiring an allowance for loan losses was $267,000 and $7,089,000 at June 30, 2026 and December 31, 2025, respectively, and the related allowance for loan losses associated with these loans was $167,000 and $1,649,000, respectively. See Note 9 to the Notes to Consolidated Financial Statements for additional detail of collateral dependent loans.

NON-INTEREST INCOME

Total non-interest income for 2026 includes three months of impact from the acquisition of Victory.

Non-Interest Income Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Fees for services to customers	$658	$485	$173	35.7%	$1,171	$932	$239	25.6%
ATM and debit card	811	724	87	12.0	1,552	1,380	172	12.5
Retail brokerage and advisory	148	140	8	5.7	351	281	70	24.9
Bank-owned life insurance	133	81	52	64.2	225	168	57	33.9
Merchant	81	82	(1)	(1.2)	163	157	6	3.8
Net gain on sale of securities	96	—	96	100.0	96	—	96	100.0
Net unrealized gain on equity securities	268	—	268	100.0	268	—	268	100.0
Net loss on interest-rate swap termination	(303)	—	(303)	(100.0)	(303)	—	(303)	(100.0)
Net gain on sale of loans	36	4	32	800.0	44	22	22	N/M
Other	211	136	75	55.1	373	296	77	26.0
Total	$2,139	$1,652	$487	29.5%	$3,940	$3,236	$704	21.8%

Quarter to Quarter Comparison

Total non-interest income was $2,139,000 for the second quarter of 2026 compared with $1,652,000 for the same period in 2025. The Bank completed the exchange offer to convert its Visa B-2 shares to B-3 and C shares; the Bank subsequently converted one-third of the Visa C shares to Visa A shares and recorded a $268,000 unrealized gain. Non-interest income for the three-months ended June 30, 2026 also included $96,000 of realized gains on the sales of investment securities and a $303,000 loss on the termination of an interest-rate swap acquired in the acquisition.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans was $36,000 for the second quarter of 2026 compared to a net gain $4,000 in the second quarter of 2025. The net gain or loss on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment and includes any lower-of-cost-market on the loans held-for-sale. Residential mortgage loans to be sold are identified at origination.

Fees for services to customers increased $173,000 for the quarter ended June, 2026, as overdraft fees increased $46,000 and other deposit-related fees increased $127,000.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees increased $8,000 for the second quarter of 2026 compared to the same period in 2025. Advisory fees increased $31,000 and transactional fees decreased $23,000 for the second quarter of 2026 compared with the same period in 2025.

ATM and debit card income increased $87,000 due to usage and merchant fees remained level for the second quarter of 2026 compared with the same period in 2025. Bank-owned life insurance income increased $52,000. Other non-interest income increased $75,000 primarily due to increases in letter of credit fees of $44,000, mortgage and other loan servicing fees of $7,000, and credit card income of $7,000.

Six-Month Comparison

Total non-interest income was $3,940,000 for the six months ended June 30, 2026 compared with $3,236,000 for the same period of 2025, an increase of $704,000, compared to the same period of 2025. There was a $268,000 gain related to the conversion of Visa shares, $96,000 of realized gains on the sales of investment securities and a $303,000 loss on the termination of an interest-rate swap as discussed in the three-month comparison.

Net gain on sale of loans was $44,000 for the six months ended June 30, 2026 compared to a net gain $22,000 for the same period of 2025. Fees for service to customers increased $239,000 for the six months ended June 30, 2026, as overdraft fees increased $97,000 and other deposit-related fees increased $142,000.

Retail brokerage and advisory fees increased $70,000 for the six months ended June 30, 2026 compared to the same period in 2025. Advisory fees increased $57,000 and transactional fees increased $13,000 for the six months ended June 30, 2026 compared with the same period in 2025.

ATM and debit card income increased $172,000 due to usage and merchant fees increased $6,000 for the six months ended June 30, 2026 compared with the same period in 2025. Other non-interest income increased $77,000, primarily due to increases in letter of credit fees of $44,000, title company income of $17,000 and credit card income of $13,000.

NON-INTEREST EXPENSE

Total non-interest expense for 2026 includes three months of impact from the acquisition of Victory.

Non-Interest Expense Comparison
	For the Three Months Ended June 30,		Change from prior year		For the Six Months Ended June 30,		Change from prior year
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries and employee benefits	$7,200	$5,251	$1,949	37.1%	$12,816	$10,283	$2,533	24.6%
Net occupancy	767	546	221	40.5	1,452	1,160	292	25.2
Furniture and equipment	1,422	1,135	287	25.3	2,629	2,257	372	16.5
Marketing	242	250	(8)	(3.2)	600	439	161	36.7
Third-party services	1,193	788	405	51.4	2,007	1,450	557	38.4
Telephone, postage and supplies	150	120	30	25.0	273	244	29	11.9
State taxes	441	236	205	86.9	646	503	143	28.4
FDIC insurance premiums	302	269	33	12.3	494	543	(49)	(9.0)
Merger-related expenses	3,084	—	3,084	N/M	3,972	—	3,972	N/M
Other	1,635	967	668	69.1	2,685	2,052	633	30.8
Total	$16,436	$9,562	$6,874	71.9%	$27,574	$18,931	$8,643	45.7%

Quarter to Quarter Comparison

Total non-interest expense was $16,436,000 for the second quarter of 2026, an increase of $6,874,000 compared to the second quarter of 2025. For the three-month period of 2026, non-interest expense included merger-related cost of $3,084,000. Excluding merger-related costs, noninterest expense increased $3,790,000 for the second quarter of 2026, compared to the same period in 2025.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $1,949,000 to $7,200,000 when comparing the two quarters. Salary expense and related payroll taxes increased $1,570,000 to $6,017,000 during the second quarter of 2026 compared to the same period in 2025. Medical and dental premiums, net of employee contributions, increased $253,000 and retirement expense increased $121,000 when comparing the two quarters.

Net occupancy and furniture and equipment expenses combined increased $508,000 when comparing the second quarters of 2026 and 2025. This is due primarily to increased software maintenance expense. Marketing expense remained fairly flat.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $405,000 due to consulting costs. State taxes increased $205,000 due to the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums increased $33,000.

Other non-interest expense increased $668,000 due to the amortization of the core deposit intangible related to the Victory acquisition of $332,000, and increase in director fees of $65,000, business development of $82,000, debit card expense of $50,000, bank service fees of $42,000, courier expense of $36,000, and make-whole agreement reserve related to the Visa share exchange of $23,000.

Six-Month Comparison

Total non-interest expense was $27,574,000 for the six months ended June 30, 2026, an increase of $8,643,000 compared to the same period of 2025. For the six-month period of 2026, non-interest expense included merger-related cost of $3,972,000. Excluding merger-related costs, noninterest expense increased $4,671,000 for the six months ended June 30, 2026, compared to the same period in 2025.

Salaries and benefits expense increased $2,533,000 to $12,816,000 when comparing the six months ended June 30, 2026 to the same period in 2025. Salary expense and related payroll taxes increased $2,031,000 to $10,822,000 during the six months ended June 30, 2026 compared to the same period in 2025. Medical and dental premiums, net of employee contributions, increased $365,000 and retirement expense increased $135,000 when comparing the six-month periods.

Net occupancy and furniture and equipment expenses combined increased $664,000 when comparing the six months ended June 30, 2026 to the same period in 2025. This is due primarily to increased software maintenance expense. Marketing expense increased $161,000 due public relations and advertising expense when comparing the six-month periods.

Third party services expense increased $557,000 due to consulting costs. State taxes increased $143,000 due to the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums decreased $49,000 due to a decrease in the assessment rate.

Other non-interest expense increased $633,000, due to the reasons described above in the quarter-to-quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2026, QNB’s net deferred tax asset was $13,384,000. The primary components of deferred taxes are deferred tax assets of which $12,550,000 relates to investment securities fair value adjustments, $2,749,000 relates to the allowance for credit losses on loans and $974,000 related to a federal net operating loss related to the acquisition of Victory, partly offset by a deferred tax liability on the core deposit intangible, resulting from the acquisition of Victory, of $1,546,000, deferred loan costs of $609,000 and depreciation of $597,000. As of December 31, 2025, QNB’s net deferred tax asset was $13,993,000 of which $12,747,000 is related to investment securities fair value adjustment and $1,984,000 related to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $581,000. The decrease in the balance of net deferred tax assets when comparing June 30, 2026 to December 31, 2025 was $609,000.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets except for a $1,112,000 deferred tax asset related to a state net operating loss.

Applicable income tax expense was $817,000 for the quarter ended June 30, 2026, compared to $1,005,000 for the quarter ended June 30, 2025. The effective tax rate for the second quarter of 2026 was 21.3% compared with 20.6% for the same period in 2025. Applicable income tax expense was $1,524,000 for the six months ended June 30, 2026, compared to $1,629,000 for the same period in 2025. The effective tax rate for the six months ended June 30, 2026 was 20.9% compared with 20.1% for the same period in 2025. The increase in the tax rates for 2026 were due to non-taxable merger-related expenses.

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

Total assets at June 30, 2026 were $2,398,970,000 compared with $1,906,005,000 at December 31, 2025. QNB acquired $475,053,000 in assets due to the Victory Merger. Cash and cash equivalents increased $29,043,000 from $50,297,000 at December 31, 2025 to $79,340,000 at June 30, 2026; QNB acquired $20,550,000, net of cash paid for fractional shares due to the Victory Merger.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio decreased $25,852,000, due to maturities and prepayments of $68,094,000 and sales of $6,752,000; this was partly offset by purchases of $33,449,000; additionally, QNB acquired $12,605,000 in securities from Victory, which is net of the cancellation of $3,000,000 in subordinated notes issued by Victory and owned by QNB on the date on the merger.

Loans receivable increased $454,525,000; QNB acquired $408,379,000 in loans in the Victory Merger. Commercial loans increased $423,480,000, to $1,484,802,000 at June 30, 2026 compared to $1,061,322,000 at year-end 2025, and retail loans increased $31,075,000 to $232,264,000 at June 30, 2026, compared with $201,189,000 at year-end 2025.

Deposits grew $424,640,000 from December 31, 2025 to June 30, 2026; QNB acquired $409,165,000 in deposits in the Victory Merger. Non-interest-bearing demand deposits increased $76,163,000, with balances of $266,120,000 at June 30, 2026 compared with $189,957,000 at year-end 2025. Interest-bearing demand balances, excluding municipal deposits, increased $67,830,000 to $465,099,000, with increases in both business and retail interest-bearing checking products. Money market accounts increased $127,584,000, with increases in both personal and business customers. Savings increased $70,916,000 to $352,077,000 at June 30, 2026. Municipal deposit balances increased $24,213,000, to $161,798,000 from $137,585,000 at year-end. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased 6.4%, from $80,601,000 at December 31, 2025 to $75,428,000 at June 30, 2026. FHLB borrowings decreased $9,542,000. Commercial sweep accounts increased $4,369,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and are offset by business non-interest-bearing demand accounts.

Subordinated debt increased $14,750,000; QNB acquired subordinated debt of $14,650,00 in the Victory Merger, which is net of the cancellation of $3,000,000 of subordinated notes issued by Victory and owned by QNB at the time of the Victory Merger.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2026, the Bank had a maximum remaining borrowing availability with the FHLB of approximately $434,069,000, which is net of short-term borrowing outstanding of $56,458,000 and accrued interest payable. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At June 30, 2026, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have increased $3,608,000 since December 31, 2025, totaling $596,981,000 at June 30, 2026. The increase in the liquid sources of funds is primarily due to an increase in cash, partly offset by decrease in investments. Cashflows from investments of $41,397,0000 provided funding for loan growth of $45,540,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continue to be steady.

Approximately $296,472,000 and $234,159,000 of available-for-sale debt securities at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2026 was $183,514,000, or 7.65% of total assets, compared with shareholders' equity of $129,563,000, or 6.80% of total assets, at December 31, 2025. Shareholders’ equity at June 30, 2026 included a negative adjustment of $43,788,000 compared to a negative adjustment of $46,470,000 at December 31, 2025, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.31% and 9.02% at June 30, 2026 and December 31, 2025, respectively.

Average shareholders' equity and average total assets, both impacted with three months post-merger activity, were $157,846,000 and $2,154,199,000 for the six months ended June 30, 2026, an increase of 45.6% and 14.6%, respectively, from the averages for the six months ended June 30, 2025. The ratio of average total equity to average total assets was 7.33% for the six months ended June 30, 2026 compared to 5.77% for the same period in 2025.

Retained earnings at June 30, 2026 were impacted by six months of net income totaling $5,780,000 offset by dividends declared and paid of $3,41,000 for the six-month period. Stock issued for the Victory Merger totaled $47,103,000. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The DRIP also allows participants to make additional cash purchases of stock. Stock purchases under the DRIP contributed $396,000 to capital during the six months ended June 30, 2026. The exercise of stock options contributed $1,019,000 to capital during the six months ended June 30, 2026.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2026, 102,000 shares have been repurchased since the initial authorization in 2008 at an average price of $24.93 and a total cost of $2,543,000. There were no shares repurchased during the six months ended June 30, 2026 and 2025.

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

The following table sets forth consolidated information for QNB:

	June 30,	December 31,
Capital Analysis	2026	2025
Regulatory Capital
Shareholders' equity	$183,514	$129,563
Net unrealized securities losses, net of tax	43,788	46,470
Deferred tax assets on net operating loss	(974)	—
Disallowed intangible assets	(16,623)	—
Common equity tier I capital	209,705	176,033

Tier 1 capital	209,705	176,033
Allowable portion:
Subordinated debt	48,850	40,000
Allowance for credit losses on loans and unfunded commitments	12,991	9,291
Total regulatory capital	$271,546	$225,324
Risk-weighted assets	$1,899,158	$1,420,934
Quarterly average assets for leverage capital purposes	$2,423,875	$1,951,115

	June 30,	December 31,
Capital Ratios	2026	2025
Common equity tier I capital / risk-weighted assets	11.04%	12.39%
Tier 1 capital / risk-weighted assets	11.04%	12.39%
Total regulatory capital / risk-weighted assets	14.30%	15.86%
Tier 1 capital / average assets (leverage ratio)	8.65%	9.02%

The capital ratios at June 30, 2026 include the impact of the Victory Merger and three months of post merger activity. At June 30, 2026, all capital ratios decreased since December 31, 2025 primarily due to the apportionment of equity acquired, net of disallowed intangible assets, to risk-based assets acquired. The Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2026.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2026 is asset sensitive.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2026 and 2025 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	June 30,
(in basis points)	2026	2025
+300	1.30%	3.61%
+200	0.76%	2.39%
+100	0.23%	1.40%
-100	(0.52)%	(1.78)%
-200	(1.38)%	(3.91)%
-300	(3.38)%	(7.12)%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At June 30, 2026 QNB had two derivatives designated as fair value hedging instruments; these interest rate swaps had a notional value of $258,535,000.

QNB is not subject to foreign currency exchange or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.

On April 1, 2026, QNB Corp. completed the acquisition of The Victory Bancorp, Inc. and its subsidiary. Management completed its process of integrating the acquired operations into its overall financial reporting process and has extended its oversight and monitoring processes that support internal control over financial reporting to include the acquired operations.

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

June 30, 2026

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended June 30, 2026. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2026 through April 30, 2026	—	$—	—	98,000
May 1, 2026 through May 31, 2026	—	—	—	98,000
June 1, 2026 through June 30, 2026	—	—	—	98,000
Total	—	$—	—	98,000

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the six months ended June 30, 2026, no director or officer of QNB adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

QNB Corp.

Date: August 10, 2026	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 10, 2026	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: August 10, 2026	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank