Form 10-Q
period 2026-09-30
QNB CORP.
filed 2026-11-05
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	QNBC	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, par value $0.625	6,218,251

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2026

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(current period unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$26,698	$12,900
Interest-bearing deposits in banks	79,730	37,397
Total cash and cash equivalents	106,428	50,297
Investments:
Available-for-sale (amortized cost $439,148 and $602,047)	397,563	542,830
Equity securities	880	—
Restricted investment in stocks	5,934	6,663
Loans held-for-sale	163	246
Loans receivable	1,772,174	1,262,074
Allowance for credit losses on loans	(13,047)	(9,215)
Loans receivable, net	1,759,127	1,252,859
Bank-owned life insurance	18,763	12,275
Premises and equipment, net	25,724	16,886
Goodwill	11,163	—
Other intangible assets	7,019	346
Building and land held-for-sale	185	—
Accrued interest receivable	6,397	4,839
Net deferred tax assets	13,060	13,993
Other assets	9,214	4,771
Total assets	$2,361,620	$1,906,005

Liabilities
Deposits
Demand, non-interest bearing	$251,590	$189,957
Interest-bearing demand	649,828	534,854
Money market	385,834	260,742
Savings	341,964	281,161
Time less than or equal to $250	353,022	316,760
Time greater than $250	74,061	59,037
Total deposits	2,056,299	1,642,511
Short-term borrowings	16,500	80,601
Subordinated debt	41,068	39,268
Accrued interest payable	3,352	5,050
Other liabilities	18,217	9,012
Total liabilities	2,135,436	1,776,442

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 6,426,937 shares and 3,947,561
shares issued; 6,218,251 and 3,738,875 shares outstanding	4,017	2,467
Surplus	125,269	29,206
Retained earnings	133,568	148,397
Accumulated other comprehensive loss, net of tax	(32,633)	(46,470)
Treasury stock, at cost; 208,686 and 208,686 shares	(4,037)	(4,037)
Total shareholders' equity	226,184	129,563
Total liabilities and shareholders' equity	$2,361,620	$1,906,005

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	(in thousands, except per share data - unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$27,098	$18,386	$72,356	$53,768
Interest and dividends on available-for-sale & equity securities:
Taxable	2,932	3,917	9,195	11,900
Tax-exempt	363	353	1,086	1,061
Interest on interest-bearing balances and other interest income	927	862	1,790	2,097
Total interest income	31,320	23,518	84,427	68,826
Interest expense
Interest on deposits
Interest-bearing demand	2,771	2,630	7,425	7,345
Money market	2,698	1,852	6,992	5,532
Savings	1,337	899	3,601	2,693
Time less than or equal to $250	2,976	3,128	8,570	9,570
Time greater than $250	670	560	1,936	1,605
Interest on short-term borrowings	423	514	1,781	1,659
Interest on long-term debt	—	—	—	423
Interest on subordinated debt	1,284	937	3,501	2,812
Total interest expense	12,159	10,520	33,806	31,639
Net interest income	19,161	12,998	50,621	37,187
Provision for credit losses	376	93	898	497
Net interest income after provision for credit losses	18,785	12,905	49,723	36,690
Non-interest income
Fees for services to customers	690	521	1,861	1,453
ATM and debit card	887	776	2,439	2,156
Retail brokerage and advisory	135	196	486	477
Bank-owned life insurance	134	86	359	254
Merchant	74	79	237	236
Net loss on sale of securities	(29,049)	—	(28,953)	—
Net unrealized gain on equity securities	612	—	880	—
Net gain on interest-rate swap termination	1,336	—	1,033	—
Net gain on sale of loans	2	41	46	63
Other	228	148	601	444
Total non-interest (loss) income	(24,951)	1,847	(21,011)	5,083
Non-interest expense
Salaries and employee benefits	6,888	5,248	19,704	15,531
Net occupancy	817	569	2,269	1,729
Furniture and equipment	1,175	1,119	3,804	3,376
Marketing	373	214	973	653
Third party services	912	833	2,919	2,283
Telephone, postage and supplies	154	127	427	371
State taxes	319	278	965	781
FDIC insurance premiums	362	243	856	786
Merger-related expenses	251	519	4,223	519
Other	1,483	1,032	4,168	3,084
Total non-interest expense	12,734	10,182	40,308	29,113
(Loss) Income before income taxes	(18,900)	4,570	(11,596)	12,660
(Benefit) Provision for income taxes	(4,126)	922	(2,602)	2,551
Net (loss) income	$(14,774)	$3,648	$(8,994)	$10,109
(Loss) earnings per share - basic	$(2.67)	$0.98	$(1.89)	$2.72
(Loss) earnings per share - diluted	$(2.67)	$0.98	$(1.89)	$2.72
Cash dividends per share	$0.39	$0.38	$1.17	$1.14
The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	(in thousands - unaudited)
	2026			2025
For the Three Months Ended September 30,	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net (loss) income	$(18,900)	$(4,126)	$(14,774)	$4,570	$922	$3,648
Other comprehensive gain:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(13,498)	(2,905)	(10,593)	7,234	1,558	5,676
Reclassification adjustment for losses included in net income	27,713	5,965	21,748	—	—	—
Other comprehensive gain	14,215	3,060	11,155	7,234	1,558	5,676
Total comprehensive (loss) income	$(4,685)	$(1,066)	$(3,619)	$11,804	$2,480	$9,324

	(in thousands - unaudited)
For the Nine Months Ended September 30,	2026			2025
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net (loss) income	$(11,596)	$(2,602)	$(8,994)	$12,660	$2,551	$10,109
Other comprehensive gain:
Net unrealized holding gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(9,985)	(2,150)	(7,835)	14,161	3,048	11,113
Reclassification adjustment for losses included in net income	27,617	5,945	21,672	—	—	—
Other comprehensive gain	17,632	3,795	13,837	14,161	3,048	11,113
Total comprehensive income	$6,036	$1,193	$4,843	$26,821	$5,599	$21,222

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2026 and 2025
					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, July 1, 2026	4,977,161	$3,241	$77,334	$150,764	$(43,788)	$(4,037)	$183,514
Issuance of common stock in public offering, net of costs	1,232,142	770	47,514				48,284
Net loss		—	—	(14,774)	—	—	(14,774)
Other comprehensive income, net of tax		—	—	—	11,155	—	11,155
Cash dividends declared ($0.39 per share)		—	—	(2,422)	—	—	(2,422)
Stock issued in connection with dividend reinvestment and stock purchase plan	3,989	3	180	—	—	—	183
Stock issued for options exercised	2,550	2	92	—	—	—	94
Stock issued for Non-Employee Director Compensation	2,409	1	(1)	—	—	—	—
Stock-based compensation expense		—	150	—	—	—	150
Balance, September 30, 2026	6,218,251	$4,017	$125,269	$133,568	$(32,633)	$(4,037)	$226,184

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, July 1, 2025	3,718,573	$2,455	$28,459	$143,601	$(57,209)	$(4,037)	$113,269
Net income		—	—	3,648	—	—	3,648
Other comprehensive income, net of tax		—	—	—	5,676	—	5,676
Cash dividends declared ($0.38 per share)		—	—	(1,414)	—	—	(1,414)
Stock issued in connection with dividend reinvestment and stock purchase plan	5,707	3	199	—	—	—	202
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock issued for options exercised	980	1	27	—	—	—	28
Stock issued for Non-Employee Director Compensation	2,565	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	78	—	—	—	78
Balance, September 30, 2025	3,727,825	$2,460	$28,762	$145,835	$(51,533)	$(4,037)	$121,487

The accompanying notes are an integral part of the consolidated financial statements.

For the Nine Months Ended September 30, 2026 and 2025

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2026	3,738,875	$2,467	$29,206	$148,397	$(46,470)	$(4,037)	$129,563
Impact of The Victory Bancorp, Inc. Acquisition (Note 3)	1,178,182	736	46,367	—	—	—	47,103
Issuance of common stock in public offering, net of costs	1,232,142	770	47,514	—	—	—	48,284
Net loss		—	—	(8,994)	—	—	(8,994)
Other comprehensive income, net of tax		—	—	—	13,837	—	13,837
Cash dividends declared ($1.17 per share)		—	—	(5,835)	—	—	(5,835)
Stock issued in connection with dividend reinvestment and stock purchase plan	13,767	9	570	—	—	—	579
Stock issued for employee stock purchase plan	2,712	2	84	—	—	—	86
Stock issued for options exercised	34,698	22	1,091	—			1,113
Issuance of restricted stock awards	13,000	8	(8)	—	—	—	—
Stock issued for Non-Employee Director Compensation	4,875	3	(3)	—	—	—	—
Stock-based compensation expense			448	—	—	—	448
Balance, September 30, 2026	6,218,251	$4,017	$125,269	$133,568	$(32,633)	$(4,037)	$226,184

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2025	3,696,616	$2,441	$27,633	$139,958	$(62,646)	$(4,037)	$103,349
Net income		—	—	10,109	—	—	10,109
Other comprehensive income, net of tax		—	—	—	11,113	—	11,113
Cash dividends declared ($1.14 per share)		—	—	(4,232)	—	—	(4,232)
Stock issued in connection with dividend reinvestment and stock purchase plan	18,336	11	624	—	—	—	635
Stock issued for employee stock purchase plan	2,950	2	83	—	—	—	85
Stock issued for options exercised	6,305	4	182	—			186
Stock issued for Non-Employee Director Compensation	3,618	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	242	—	—	—	242
Balance, September 30, 2025	3,727,825	$2,460	$28,762	$145,835	$(51,533)	$(4,037)	$121,487

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
For the Nine Months Ended September 30,	2026	2025
Operating Activities
Net (loss) income	$(8,994)	$10,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,499	1,281
Provision for credit losses	898	497
Net loss on investment debit and equity securities sales	28,953	—
Net unrealized gain on equity securities	(880)	—
Gain on termination of interest rate swap	(1,033)	—
Net gain on sale of loans	(46)	(63)
Proceeds from sales of residential mortgages held-for-sale	3,057	2,254
Origination of residential mortgages held-for-sale	(2,928)	(3,140)
Increase in cash surrender value of bank-owned life insurance	(359)	(254)
Stock-based compensation expense	448	242
Amortization of core deposit intangible asset	664	—
Deferred income tax income	(3,653)	(74)
Net (decrease) increase in income taxes payable	(3,184)	659
Net decrease (increase) in accrued interest receivable	33	(37)
Fair value remeasurements on interest rate swap	198	(141)
Amortization of mortgage servicing rights and change in valuation allowance	31	35
Net amortization of premiums and discounts on investment securities	394	830
Net amortization of deferred costs on subordinated debt	150	150
Net decrease in accrued interest payable	(1,973)	(3,747)
Operating lease payments	(650)	(475)
Decrease (increase) in other assets	1,481	(148)
Increase in other liabilities	4,445	357
Net cash provided by operating activities	18,551	8,335
Investing Activities
Proceeds from payments, maturities and calls of investments available-for-sale	103,069	81,538
Proceeds from sale of investment securities available-for-sale	228,415	—
Purchases of investments available-for-sale	(187,528)	(59,825)
Proceeds from the termination of the interest rate swap	2,697	—
Proceeds from redemption of investment in restricted stock	10,261	4,174
Purchases of restricted stock	(8,080)	(3,606)
Net increase in loans	(101,141)	(28,860)
Net purchases of premises and equipment	(2,390)	(670)
Cash received in acquisition	20,553	—
Net cash provided by (used in) investing activities	65,856	(7,249)
Financing Activities
Net (decrease) increase in non-interest-bearing deposits	(9,528)	5,993
Net increase in interest-bearing deposits	14,126	47,006
Net decrease in short-term borrowings	(64,101)	(5,141)
Repayments of long-term debt	—	(30,000)
Subordinated debt repaid	(13,000)	—
Cash dividends paid, net of reinvestment	(5,340)	(3,742)
Proceeds from issuance of common stock	49,567	416
Net cash (used in) provided by financing activities	(28,276)	14,532
Increase in cash and cash equivalents	56,131	15,618
Cash and cash equivalents at beginning of year	50,297	50,713
Cash and cash equivalents at end of period	$106,428	$66,331
Supplemental Cash Flow Disclosures
Interest paid	$35,504	$22,448
Federal income taxes paid, net of refunds received	3,000	1,966
State income taxes paid, net of refunds received	120	—
Supplemental Schedule of Non-cash Investing and Financing Activities
Right-of-use assets obtained in exchange for new operating lease liabilities	3,741	—
Non-cash consideration transferred for the Victory Acquisition	47,103	—
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2025 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

QNB completed a public offering on August 20, 2026 for the issuance of 1,232,142 common shares which added proceeds, net of costs, of $48,284,000 to shareholders' equity. QNB also commenced trading of its common stock on the Nasdaq Capital Market on August 20, 2026 under the ticker symbol “QNBC”. QNB executed a strategic repositioning of a portion of its securities available-for-sale portfolio (the "balance sheet restructuring") in September 2026 and sold $250,712,000 in low-yielding available-for-sale securities at a loss of $29,049,000 and unwound the related swap for a gain of $1,336,000; and purchased $138,605,000 in higher-yielding available-for-sale securities. QNB called and paid off $13,000,000 of acquired subordinated notes in the third quarter of 2026.

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2026 for items that should potentially be recognized or disclosed in these consolidated financial statements and has not identified any subsequent events.

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

Recent Accounting Policies Adopted

QNB adopted FASB issued ASU 2025-08--Finance Instruments--Credit Losses (Topic 326): Purchased Loans, amending ASC 326 to expand use of the gross-up approach in ASC 326, Credit Losses, to all purchased seasoned loans (PSLs). This approach was previously only applied to purchased credit deteriorated (PCD) assets. Purchased seasoned loans are defined as loans that are not PCD assets, credit card receivables, debt securities or trade receivables that are acquired in a business combination, or obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. QNB first applied ASU 2025-08 as of April 1, 2026, the effective date on which QNB closed the merger (the "Victory Merger") with The Victory Bancorp, Inc. ("Victory").

Updates to Significant Accounting Policies

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

( $ in thousands)
Purchase price	$47,106
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	$20,553
Investment securities available-for-sale	15,605
Restricted investment in stocks	1,452
Loans receivable	408,379
Allowance for credit losses on loans	(3,020)
Loans receivable, net	405,359
Premises and equipment	3,583
Bank-owned life insurance	6,128
Core deposit intangible	7,302
Accrued interest receivable	1,591
Other assets	2,319
Total assets acquired	463,892
Liabilities:
Deposits	409,165
Subordinated debt	17,650
Other liabilities	1,134
Total liabilities assumed	$427,949
Net identifiable assets acquired	$35,943
Goodwill	$11,163

In connection with the merger, QNB recognized approximately $11,163,000 of goodwill, which is not expected to be tax-deductible.

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

Unaudited Pro Forma Information

Results for the three and nine months ended September 30, 2026 include six months of post-merger activity related to the Victory Merger. The acquired business was fully integrated into the Company's operations. As a result, it is impracticable to separately identify the revenue and earnings attributable to the acquired business since the acquisition date. The following table presented unaudited pro forma information as if the Victory Merger occurred on January 1, 2025. This unaudited pro forma information combines the historical condensed consolidated results of operations of QNB and Victory after giving effect to certain adjustments, including purchase accounting adjustments, amortization of intangible assets and merger costs, and the related income tax effects.

The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had QNB acquired Victory on January 1, 2025. Furthermore, cost savings and other synergies related the merger are not reflected in the unaudited amounts for the three and nine months ended September 30, 2026 and 2025, respectively.

Unaudited Pro Forma Information
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
( $ in thousands)	2026	2025	2026	2025
Net interest income	$19,161	$16,880	$54,744	$47,782
Non-interest (loss) income	(24,951)	2,070	(21,481)	5,753
Net (loss) income	(14,774)	3,885	(12,494)	11,225

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Legal and consultant expenses	$1	$102	$347	$102
Compensation and benefits	12	—	1,067	—
Contract termination fees	—	—	654	—
Regulatory filings and special shareholder meeting costs	163	—	398	—
Success Fee	—	417	117	417
System Conversion/Technology Costs	75	—	1,519	—
Communications	—		121
	$251	$519	$4,223	$519

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

Stock-based compensation expense related to the 2015 Plan and 2025 Plan was $103,000 and $35,000 for the three months ended September 30, 2026 and 2025, respectively, and $273,000 and $100,000 for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there was approximately $631,000 of unrecognized compensation cost related to unvested share-based compensation on stock option award grants that is expected to be recognized over the next 27 months; and $361,000 of unrecognized compensation cost related to share-based compensation on restricted stock awards that is expected to be recognized over the next 15 months.

Options were granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The time period during which any option is exercisable under the 2025 Plan was determined by the Committee but shall not commence before the expiration of six months after the date of grant. Stock option awards granted under the Plan will vest 20% each consecutive year commencing on the first anniversary date of the award unless otherwise specified in an award agreement. Restricted Stock Awards granted under the plan will vest over three year; however, some of the awards are performance-based and will vest over three years based on performance factors. As of September 30, 2026, there were 50,000 total options and other equity awards granted and outstanding and 450,000 shares available for future grants under the 2025 Plan. As of September 30, 2026, there were 140,125 options outstanding under the 2015 Plan.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

For the Nine Months Ended September 30,	2026	2025
Risk free interest rate	3.82%	4.44%
Dividend yield	4.35%	4.36%
Volatility	26.34%	24.96%
Expected life (years)	6.50	6.50

The risk-free interest rate was selected based upon yields of U.S. Treasury securities with a term approximating the expected life of the option being valued. Historical information was the basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the nine months ended September 30, 2026 and 2025 was $7.17 and $6.64, respectively.

Stock option activity during the nine months ended September 30, 2026 and 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	176,145	$31.07		$2,561
Granted	37,000	38.00		282
Exercised	(34,070)	32.36		451
Forfeited	(1,950)	32.50		26
Outstanding at September 30, 2026	177,125	$32.25	7.34	$2,366
Exercisable at September 30, 2026	48,765	$31.59	4.92	$684

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	137,275	$30.51		$723
Granted	68,975	33.50		121
Exercised	(6,305)	29.53		36
Forfeited	(21,050)	36.04		7
Outstanding at September 30, 2025	178,895	$31.05	6.87	$801
Exercisable at September 30, 2025	59,300	$32.87	3.03	$190

Restricted stock award activity during the nine months ended September 30, 2026 is as follows; there were no restricted stock awards granted prior to February 2026:

	Number of options	Weighted average Fair Value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	—	$—		$—
Granted	13,000	38.00		593
Vested	—	—		—
Forfeited	—	—		—
Outstanding at September 30, 2026	13,000	$38.00	$—	$593
Awards Nonvested at September 30, 2026	13,000	$38.00	$—	$593

QNB maintained a 2021 Employee Stock Purchase Plan (the "2021 ESPP") which expired May 2026. At the 2026 Annual Shareholders Meeting, the 2026 Employee Stock Purchase Plan (the "2026 ESPP") was approved and authorized the issuance of 50,000 shares. The 2026 ESPP offers eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the 2026 ESPP). There was $32,000 and $13,000 of stock-based compensation expense related to the 2021 ESPP in nine months ended September 30, 2026 and 2025, respectively.

The QNB Corp. 2023 Non-Employee Director Compensation Plan was approved by shareholders on May 23, 2023 (the "Director Compensation Plan"). The Director Compensation Plan authorized the issuance of 50,000 shares, is effective January 1, 2023 and expires on January 1, 2033. The Director Compensation Plan initially required each non-employee director of QNB, or any subsidiary of QNB designated by the Board (including QNB Bank), to receive $8,000 of their total annual compensation for service as a director in the form of the QNB’s common stock; this amount was increased to $19,230 for 2025 to align director compensation with our peers. Under the Director Compensation Plan, commencing with the six-month period ended June 30, 2023, each non-employee director will receive, in addition to any cash compensation otherwise payable, a semi-annual grant of such number of shares of the QNB’s common stock determined by dividing (i) the Semi-Annual Stock Payment Amount (which is one-half of the annual compensation paid in stock) by (ii) the market value of a share of common stock determined as of June 30 or December 31 of any year, as applicable. Payments will be made under the Director Compensation Plan only to non-employee directors in office on the applicable payment date. As of September 30, 2026, 13,293 shares were issued to non-employee directors and there were 36,707 shares remaining under the Director Compensation Plan. Stock-based compensation expense related to the Director Compensation Plan was $143,000 for the nine months ended September 30, 2026 and $129,000 for the nine months ended September 30, 2025.

5. EARNINGS PER SHARE & SHARE REPURCHASE PLAN

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share - net income	$(14,774)	$3,648	$(8,994)	$10,109
Denominator for basic earnings per share - weighted average shares outstanding	5,529,869	3,721,501	4,759,546	3,710,824
Effect of dilutive securities - employee stock options	—	14,492	—	12,372
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	5,529,869	3,735,993	4,759,546	3,723,196
Earnings per share - basic	$(2.67)	$0.98	$(1.89)	$2.72
Earnings per share - diluted	(2.67)	0.98	(1.89)	2.72

There were 177,125 and 92,075 stock options that were anti-dilutive for the three-month periods ended September 30, 2026 and 2025, respectively. There were 177,125 and 108,775 stock options that were anti-dilutive for the nine-month periods ended September 30, 2026 and 2025, respectively. These stock options were not included in the above calculation.

QNB’s current stock repurchase plan was originally approved by the Board of Directors on January 21, 2008, increased in amount on February 9, 2009 to 100,000 shares, and subsequently increased on April 27, 2021 up to 200,000 shares of common stock in the open market or privately negotiated transactions. The repurchase authorization has no termination date. There were no shares repurchased during the nine months ended September 30, 2026 and 2025. As of September 30, 2026, 102,000 shares were repurchased under this authorization at an average price of $24.93 and a total cost of approximately $2,543,000.

6. COMPREHENSIVE INCOME (LOSS)

The following shows the components of accumulated other comprehensive loss at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Unrealized net holding losses on available-for-sale securities	$(41,585)	$(59,217)
Tax effect	8,952	12,747
Accumulated other comprehensive loss, net of tax	$(32,633)	$(46,470)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

For the Three Months Ended September 30,	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss	2026	2025	Affected line item in statement of income
Unrealized net holding losses on available-for-sale securities	$(29,049)	$—	Net gain (loss) on sales of investments available-for-sale
Unrealized net holding gains on available-for-sale securities	$1,336		Net gain on interest-rate swap termination
Tax effect	5,965	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$(21,748)	$—	Net of tax

For the Nine Months Ended September 30,	Amount reclassified from accumulated other comprehensive gain (loss)
Details about accumulated other comprehensive loss	2026	2025	Affected line item in statement of income
Unrealized net holding losses on available-for-sale securities	$(28,953)	$—	Net gain (loss) on sales of investments available-for-sale
Unrealized net holding gains on available-for-sale securities	$1,336		Net gain on interest-rate swap termination
Tax effect	5,945	—	Provision for income taxes
Total reclassification out of accumulated other comprehensive loss, net of tax	$(21,672)	$—	Net of tax

7. INVESTMENT SECURITIES

Available-For-Sale Securities

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2026 and December 31, 2025 were as follows:

	Fair	Gross unrealized holding	Gross unrealized holding	Gross unrealized fair value hedge	Amortized
September 30, 2026	value	gains	losses	gains (1)	cost
U.S. Treasury	$56,507	$—	$(1,966)	$1,703	$56,770
U.S. Government agency	990	—	(26)	—	1,016
State and municipal	59,136	—	(15,257)	1,121	73,272
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	114,664	—	(19,643)	2,171	132,136
Collateralized mortgage obligations (CMOs)	132,813	118	(9,552)	—	142,247
Corporate debt and money market funds	33,453	291	(545)	—	33,707
Total investment debt securities available-for-sale	$397,563	$409	$(46,989)	$4,995	$439,148

(1) See Note 13

		Gross	Gross	Gross
		unrealized	unrealized	unrealized
	Fair	holding	holding	fair value hedge	Amortized
December 31, 2025	value	gains	losses	losses (1)	cost
U.S. Treasury	$21,583	$6	$—	$—	$21,577
U.S. Government agency	70,850	—	(5,118)	—	75,968
State and municipal	88,787	—	(15,326)	(583)	104,696
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	182,208	—	(25,767)	(1,109)	209,084
Collateralized mortgage obligations (CMOs)	149,203	19	(11,170)	—	160,354
Corporate debt and money market funds	30,199	314	(483)	—	30,368
Total investment debt securities available-for-sale	$542,830	$339	$(57,864)	$(1,692)	$602,047

(1) See Note 13

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2026 is shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments of the underlying loans.

September 30, 2026	Fair value	Amortized cost
Due in one year or less	$18,081	$18,013
Due after one year through five years	7,798	7,871
Due after five years through ten years	32,345	33,785
Due after ten years	91,862	105,096
	150,086	164,765
Residential mortgage-backed securities	114,664	132,136
Collateralized mortgage obligations	132,813	142,247
Total	$397,563	$439,148

Proceeds from sales of investment securities available-for-sale were approximately $228,415,000 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

At September 30, 2026 and December 31, 2025, investment securities available-for-sale totaling approximately $221,284,000 and $234,159,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gains	$—	$—	$109	$—
Gross realized losses	(29,049)	—	(29,062)	—
Gross gain on fair value hedge	1,336	—	1,336
Impairment	—	—	—	—
Total net loss on AFS securities	$(27,713)	$—	$(27,617)	$—

The tax benefit applicable to the net realized loss for the three-month periods ended September 30, 2026 and 2025 was $5,965,000 and $0, respectively. The tax benefit applicable to the net realized loss for the nine-month periods ended September 30, 2026 and 2025 was $5,945,000 and $0, respectively.

QNB follows the accounting guidance in FASB ASC 326-10 as it relates to the recognition and presentation of impairment. This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an impairment of a debt security in earnings and the remaining portion in other comprehensive loss. No credit impairments were recognized on debt securities during the nine months ended September 30, 2026 and 2025, respectively.

The following table indicates the length of time individual debt securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	securities	value	losses	value	losses	value	losses
U.S. Treasury	8	$54,805	$(1,966)	$—	$—	$54,805	$(1,966)
U.S. Government agency	1	990	(26)	—	—	990	(26)
State and municipal	109	22,064	(1,152)	35,928	(14,105)	57,992	(15,257)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	55	32,783	(2,136)	79,666	(17,507)	112,449	(19,643)
Collateralized mortgage obligations (CMOs)	62	38,863	(365)	42,454	(9,187)	81,317	(9,552)
Corporate debt and money market funds	14	18,090	(412)	1,316	(133)	19,406	(545)
Total	249	$167,595	$(6,057)	$159,364	$(40,932)	$326,959	$(46,989)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	securities	value	losses	value	losses	value	losses
U.S. Treasury	—	$—	$—	$—	$—	$—	$—
U.S. Government agency	35	—	—	70,850	(5,118)	70,850	(5,118)
State and municipal	187	—	—	89,085	(15,326)	89,085	(15,326)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	151	—	—	183,138	(25,767)	183,138	(25,767)
Collateralized mortgage obligations (CMOs)	149	22,618	(91)	111,962	(11,079)	134,580	(11,170)
Corporate debt and money markets	6	9,232	(404)	1,421	(79)	10,653	(483)
Total	528	$31,850	$(495)	$456,456	$(57,369)	$488,306	$(57,864)

Management evaluates debt securities, which are comprised of U.S. Treasury, U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for impairment and considers the current economic conditions, interest rates and the bond rating of each security. The unrealized losses at September 30, 2026 in U.S. Government agency securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

Marketable Equity Securities

The Company’s investment in marketable equity securities primarily consisted of investments with readily determinable fair values in large cap stock companies. Changes in fair value are recorded in unrealized gain/(losses) in non-interest income. The Company sold its equity portfolio during 2024.

Visa, Inc. commenced their second exchange offer for all of its outstanding shares of Class B-2 common stock for a combination of Class B-3 and Class C common shares. The exchange offer was optional for current Class B-2 holders and expired at 11:59 pm on May 8, 2026. QNB elected to participate in the exchange offer including a required makewhole agreement pursuant which participating Class B-2 stockholders agree to reimburse Visa for future obligations relating to certain litigation which, but for participation in the exchange offer, would have otherwise been the responsibility of the Class B-2 stockholder as a result of its ownership of the Class B-2 common stock. QNB had 3,251 Class B-2 common shares with a cost basis of $0. Under the exchange offer, received 1,625 if Class B-3 common shares and 612 Class C shares. The Class C shares were converted to 2,448 Class A shares. QNB recorded an unrealized gain on the Class A shares in the nine months ended September 30, 2026 of $880,000.

8. RESTRICTED INVESTMENTS IN STOCK

Restricted investment in stocks includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $2,292,000, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $72,000, VISA Class B-3 and Class C stock with a carrying cost of $0, and Senior Housing Crime Prevention Investment Corporation ("SHCPFIC") preferred stock of $1,000,000 at September 30, 2026. FHLB and ACBB stock were issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. Due to the Victory Merger, QNB acquired $611,000 of FHLB and $60,000 of ACBB stock. QNB also acquired $781,000 of Federal Reserve Bank stock which was redeemed during the second quarter of 2026. The SHCPFIC stock was issued to the Bank to enable its participation in a Community Reinvestment Act qualified investment. The Bank owns 100 shares of preferred stock of SHCPFIC. These shares are not transferable without the consent of SHCPFIC and do not have a readily-determinable fair value. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank has a $2,570,000 non-controlling investment in a discrete class of non-voting limited liability company membership interests issued by National Energy Improvement Fund, LLC (“NEIF”), a Pennsylvania limited liability company licensed in Pennsylvania as a consumer discount company. The proceeds of the investment will be used by NEIF to fund a State-sponsored consumer loan program, the KEEP Home Energy Loan Program, designed to assist Pennsylvania homeowners in reducing their energy costs.

As noted in Footnote 7 above, Visa, Inc. completed their second exchange offer for all of its outstanding shares of Class B-2 common stock for a combination of Class B-2 and Class C common shares. At September 30, 2026, QNB held 1,625 Class B-3 stock; the original shares were necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B-3 stock will be converted to Visa Class A shares using a conversion factor (1.4773 as of September 18, 2026), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B-3 shares are permitted to transact in Class B-3. Due to the lack of orderly trades and public information of such trades, Visa Class B-3 stock did not have a readily determinable fair value at September 30, 2026.

These restricted investments are carried at cost and evaluated for impairment periodically. As of September 30, 2026, there was no impairment associated with these shares.

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

Major classes of loans are as follows and are inclusive of net unaccreted purchase discounts of $1,399,000 at September 30, 2026; there were no purchase discounts at December 31, 2025:

	September 30,	December 31,
	2026	2025
Commercial:
Commercial and industrial	$158,457	$139,452
Construction and land development	123,339	93,862
Real estate secured by multi-family properties	222,387	153,319
Real estate secured by owner-occupied properties	264,196	161,130
Real estate secured by other commercial properties	526,516	364,486
Revolving real estate secured by 1-4 family properties-business	11,909	8,065
Real estate secured by 1st lien on 1-4 family properties-business	196,523	115,114
Real estate secured by junior lien on 1-4 family properties-business	7,730	5,248
State and political subdivisions	26,084	20,646
Retail:
1-4 family residential mortgages	123,587	119,759
Construction-individual	3,313	2,307
Revolving home equity secured by 1-4 family properties-personal	86,661	56,073
Real estate secured by 1st lien on 1-4 family properties-personal	6,331	7,178
Real estate secured by junior lien on 1-4 family properties-personal	11,607	12,937
Student loans	1,709	1,228
Overdrafts	224	252
Other consumer	2,386	1,455
Total loans	1,772,959	1,262,511
Net unearned (fees) costs	(785)	(437)
Allowance for credit losses on loans	(13,047)	(9,215)
Loans receivable, net	$1,759,127	$1,252,859

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2026 and December 31, 2025:

	Term Loans by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$13,384	$20,201	$12,802	$9,535	$8,576	$15,918	$70,081	$150,497
Special mention	—	—	—	329	—	—	2,215	2,544
Substandard	201	1,726	529	1,564	—	961	435	5,416
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$13,585	$21,927	$13,331	$11,428	$8,576	$16,879	$72,731	$158,457
Construction and land development:
Risk rating
Pass	$29,096	$50,563	$18,324	$13,756	$932	$2,294	$—	$114,965
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,971	—	1,403	—	8,374
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$29,096	$50,563	$18,324	$20,727	$932	$3,697	$—	$123,339
Real estate secured by multi-family properties:
Risk rating
Pass	$40,057	$23,601	$31,812	$17,023	$33,375	$67,663	$—	$213,531
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	6,177	448	—	2,231	—	8,856
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$40,057	$23,601	$37,989	$17,471	$33,375	$69,894	$—	$222,387
Real estate secured by owner-occupied properties:
Risk rating
Pass	$27,193	$42,566	$29,480	$26,184	$41,250	$82,795	$—	$249,468
Special mention	—	—	59	—	—	612	—	671
Substandard	49	10,187	2,168	25	998	630	—	14,057
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$27,242	$52,753	$31,707	$26,209	$42,248	$84,037	$—	$264,196
Real estate secured by other commercial properties:
Risk rating
Pass	$82,893	$68,433	$82,126	$57,111	$85,461	$145,807	$—	$521,831
Special mention	—	—	—	—	—	—	—	—
Substandard	496	—	823	631	—	2,735	—	4,685
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$83,389	$68,433	$82,949	$57,742	$85,461	$148,542	$—	$526,516
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$11,859	$11,859
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	50	50
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$11,909	$11,909
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$26,609	$31,764	$26,107	$25,990	$38,370	$44,931	$—	$193,771
Special mention	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Substandard	—	—	—	1,475	318	959	—	2,752
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$26,609	$31,764	$26,107	$27,465	$38,688	$45,890	$—	$196,523
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$2,038	$2,535	$261	$486	$546	$1,433	$—	$7,299
Special mention	—	—	—	—	—	—	—	—
Substandard	—		270	—	161	—	—	431
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$2,038	$2,535	$531	$486	$707	$1,433	$—	$7,730
State and political subdivisions:
Risk rating
Pass	$4,596	$5,876	$1,960	$2,198	$—	$11,454	$—	$26,084
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total state and political subdivision	$4,596	$5,876	$1,960	$2,198	$—	$11,454	$—	$26,084
Total Commercial Loans:
Risk rating
Pass	$225,866	$245,539	$202,872	$152,283	$208,510	$372,295	$81,940	$1,489,305
Special mention	—	—	59	329	—	612	2,215	3,215
Substandard	746	11,913	9,967	11,114	1,477	8,919	485	44,621
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$226,612	$257,452	$212,898	$163,726	$209,987	$381,826	$84,640	$1,537,141

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$51	$70	$121

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial Loans
Commercial and industrial:
Risk rating
Pass	$17,291	$14,966	$8,183	$7,424	$2,600	$6,993	$77,629	$135,086
Special mention	—	—	357	—	—	—	1,702	2,059
Substandard	916	—	518	77	34	74	688	2,307
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$18,207	$14,966	$9,058	$7,501	$2,634	$7,067	$80,019	$139,452
Construction and land development:
Risk rating
Pass	$21,131	$45,435	$16,140	$938	$1,405	$2,492	$—	$87,541
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	6,296	—	—	25	—	6,321
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$21,131	$45,435	$22,436	$938	$1,405	$2,517	$—	$93,862
Real estate secured by multi-family properties:
Risk rating
Pass	$36,520	$11,313	$9,415	$26,537	$21,516	$39,548	$—	$144,849
Special mention	—	—	—	—	—	—	—	—
Substandard	—	5,729	458	—	—	2,283	—	8,470
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by multi-family properties	$36,520	$17,042	$9,873	$26,537	$21,516	$41,831	$—	$153,319
Real estate secured by owner-occupied properties:
Risk rating
Pass	$21,614	$13,606	$12,974	$23,265	$21,711	$49,785	$—	$142,955
Special mention	—	—	—	—	—	722	—	722
Substandard	10,001	—	—	1,883	—	5,569	—	17,453
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by owner-occupied properties	$31,615	$13,606	$12,974	$25,148	$21,711	$56,076	$—	$161,130
Real estate secured by other commercial properties:
Risk rating
Pass	$63,437	$47,036	$41,150	$73,158	$39,243	$96,950	$—	$360,974
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	645	—	—	2,867	—	3,512
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by other commercial properties	$63,437	$47,036	$41,795	$73,158	$39,243	$99,817	$—	$364,486
Revolving real estate secured by 1-4 family properties-business:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$8,065	$8,065
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total revolving real estate secured by 1-4 family properties-business	$—	$—	$—	$—	$—	$—	$8,065	$8,065
Real estate secured by 1st lien on 1-4 family properties-business:
Risk rating
Pass	$21,377	$8,649	$15,925	$23,651	$16,550	$28,060	$—	$114,212
Special mention	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Substandard	—	—	—	327	317	258	—	902
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by 1st lien on 1-4 family properties-business	$21,377	$8,649	$15,925	$23,978	$16,867	$28,318	$—	$115,114
Real estate secured by junior lien on 1-4 family properties-business:
Risk rating
Pass	$2,362	$207	$507	$432	$153	$1,333	$—	$4,994
Special mention	—	—	—	—	—	—	—	—
Substandard	—	239	—	15	—	—	—	254
Doubtful	—	—	—	—	—	—	—	—
Total real estate secured by junior lien on 1-4 family properties-business	$2,362	$446	$507	$447	$153	$1,333	$—	$5,248
State and political subdivisions:
Risk rating
Pass	$1,959	$3,511	$2,257	$—	$3,248	$9,671	$—	$20,646
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total state and political subdivisions	$1,959	$3,511	$2,257	$—	$3,248	$9,671	$—	$20,646
Total Commercial Loans:
Risk rating
Pass	$185,691	$144,723	$106,551	$155,405	$106,426	$234,832	$85,694	$1,019,322
Special mention	—	—	357	—	—	722	1,702	2,781
Substandard	10,917	5,968	7,917	2,302	351	11,076	688	39,219
Doubtful	—	—	—	—	—	—	—	—
Total Commercial loans	$196,608	$150,691	$114,825	$157,707	$106,777	$246,630	$88,084	$1,061,322

Current Period Gross Charge-Offs:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2026 and December 31, 2025:

	Term Loans by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$10,820	$12,512	$10,952	$11,483	$11,865	$64,537	$—	$122,169
Nonperforming	—	1	4	—	902	511	—	1,418
Total 1-4 family residential mortgages	$10,820	$12,513	$10,956	$11,483	$12,767	$65,048	$—	$123,587
Construction-individual:
Payment performance
Performing	$948	$2,365	$—	$—	$—	$—	$—	$3,313
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$948	$2,365	$—	$—	$—	$—	$—	$3,313
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$86,370	$86,370
Nonperforming	—	—	—	—	—	—	291	291
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$86,661	$86,661
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$665	$1,618	$385	$390	$774	$2,479	$—	$6,311
Nonperforming	—	—	—	20	—	—	—	20
Total real estate secured by 1st lien on 1-4 family properties-personal	$665	$1,618	$385	$410	$774	$2,479	$—	$6,331
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$1,275	$2,189	$3,414	$1,675	$493	$2,548	$—	$11,594
Nonperforming	—	—	—	—	13	—	—	13
Total real estate secured by junior lien on 1-4 family properties-personal	$1,275	$2,189	$3,414	$1,675	$506	$2,548	$—	$11,607
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,695	$—	$1,695
Nonperforming	—	—	—	—	—	14	—	14
Total student loans	$—	$—	$—	$—	$—	$1,709	$—	$1,709
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$224	$224
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$224	$224
Other consumer:
Payment performance
Performing	$329	$333	$406	$200	$17	$94	$1,007	$2,386
Nonperforming	—	—	—	—	—	—	—	—
Total other consumer	$329	$333	$406	$200	$17	$94	$1,007	$2,386
Total Retail Loans:
Payment performance
Performing	$14,037	$19,017	$15,157	$13,748	$13,149	$71,353	$87,601	$234,062
Nonperforming	—	1	4	20	915	525	291	1,756
Total Retail Loans	$14,037	$19,018	$15,161	$13,768	$14,064	$71,878	$87,892	$235,818

Current Period Gross Charge-Offs:
Real estate secured by junior lien on 1-4 family properties-personal	$—	$—	$—	$—	$—	$4	$—	$4
Student loans	—	—	—	—	—	2	—	2
Overdrafts	—	—	—	—	—	—	65	65

	Term Loans by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Other consumer	—	18	—	—	—	—	3	21

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Retail Loans
1-4 family residential mortgages:
Payment performance
Performing	$12,930	$11,088	$11,643	$13,202	$26,786	$43,295	$—	$118,944
Nonperforming	—	—	—	—	—	815	—	815
Total 1-4 family residential mortgages	$12,930	$11,088	$11,643	$13,202	$26,786	$44,110	$—	$119,759
Construction-individual:
Payment performance
Performing	$2,307	$—	$—	$—	$—	$—	$—	$2,307
Nonperforming	—	—	—	—	—	—	—	—
Total construction-individual	$2,307	$—	$—	$—	$—	$—	$—	$2,307
Revolving home equity secured by 1-4 family properties-personal:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$55,768	$55,768
Nonperforming	—	—	—	—	—	—	305	305
Total revolving home equity secured by 1-4 family properties-personal	$—	$—	$—	$—	$—	$—	$56,073	$56,073
Real estate secured by 1st lien on 1-4 family properties-personal:
Payment performance
Performing	$2,206	$437	$544	$852	$924	$2,102	$—	$7,065
Nonperforming	—	—	—	90	—	23	—	113
Total real estate secured by 1st lien on 1-4 family properties-personal	$2,206	$437	$544	$942	$924	$2,125	$—	$7,178
Real estate secured by junior lien on 1-4 family properties-personal:
Payment performance
Performing	$2,545	$4,366	$2,015	$599	$592	$2,805	$—	$12,922
Nonperforming	—	—	—	15	—	—	—	15
Total real estate secured by junior lien on 1-4 family properties-personal	$2,545	$4,366	$2,015	$614	$592	$2,805	$—	$12,937
Student loans:
Payment performance
Performing	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Nonperforming	—	—	—	—	—	—	—	—
Total student loans	$—	$—	$—	$—	$—	$1,228	$—	$1,228
Overdrafts:
Payment performance
Performing	$—	$—	$—	$—	$—	$—	$252	$252
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	$—	$—	$—	$—	$—	$—	$252	$252
Other consumer:
Payment performance
Performing	$369	$528	$269	$41	$29	$18	$181	$1,435
Nonperforming	—	—	—	—	—	20	—	20
Total other consumer	$369	$528	$269	$41	$29	$38	$181	$1,455
Total Retail Loans:
Payment performance
Performing	$20,357	$16,419	$14,471	$14,694	$28,331	$49,448	$56,201	$199,921
Nonperforming	—	—	—	105	—	858	305	1,268
Total Retail Loans	$20,357	$16,419	$14,471	$14,799	$28,331	$50,306	$56,506	$201,189

Current Period Gross Charge-Offs:
Overdrafts	$—	$—	$—	$—	$—	$—	$92	$92
Other consumer	—	—	7	—	3	—	8	18

Revolving home equity lines of credit secured by 1-4 family properties termed out during 2026 and 2025 were $341,000 and $2,609,000 all of which are performing.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2026 and December 31, 2025:

September 30, 2026	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$1,924	$—	$—	$1,924	$156,533	$158,457
Construction and land development	1,676	—	—	1,676	121,663	123,339
Real estate secured by multi-family properties	—	—	—	—	222,387	222,387
Real estate secured by owner-occupied properties	687	—	3	690	263,506	264,196
Real estate secured by other commercial properties	—	518	823	1,341	525,175	526,516
Revolving real estate secured by 1-4 family properties-business	—	50	—	50	11,859	11,909
Real estate secured by 1st lien on 1-4 family properties-business	909	—	539	1,448	195,075	196,523
Real estate secured by junior lien on 1-4 family properties-business	—	149	—	149	7,581	7,730
State and political subdivisions	—	—	—	—	26,084	26,084
Retail:
1-4 family residential mortgages	—	—	983	983	122,604	123,587
Construction-individual	—	—	—	—	3,313	3,313
Revolving home equity secured by 1-4 family properties-personal	519	123	119	761	85,900	86,661
Real estate secured by 1st lien on 1-4 family properties-personal	—	—	—	—	6,331	6,331
Real estate secured by junior lien on 1-4 family properties-personal	49	—	—	49	11,558	11,607
Student loans	128	—	—	128	1,581	1,709
Overdrafts	36	—	—	36	188	224
Other consumer	12	—	—	12	2,374	2,386
Total	$5,940	$840	$2,467	$9,247	$1,763,712	$1,772,959

December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$—	$—	$—	$—	$139,452	$139,452
Construction and land development	—	—	—	—	93,862	93,862
Real estate secured by multi-family properties	—	—	—	—	153,319	153,319
Real estate secured by owner-occupied properties	—	—	—	—	161,130	161,130
Real estate secured by other commercial properties	—	—	—	—	364,486	364,486
Revolving real estate secured by 1-4 family properties-business	—	—	—	—	8,065	8,065
Real estate secured by 1st lien on 1-4 family properties-business	—	—	129	129	114,985	115,114
Real estate secured by junior lien on 1-4 family properties-business	—	239	—	239	5,009	5,248
State and political subdivisions	—	—	—	—	20,646	20,646
Retail:
1-4 family residential mortgages	582	296	127	1,005	118,754	119,759
Construction-individual	—	—	—	—	2,307	2,307
Revolving home equity secured by 1-4 family properties-personal	—	—	134	134	55,939	56,073
Real estate secured by 1st lien on 1-4 family properties-personal	26	—	90	116	7,062	7,178
Real estate secured by junior lien on 1-4 family properties-personal	101	—	—	101	12,836	12,937
Student loans	—	12	—	12	1,216	1,228
Overdrafts	18	—	—	18	234	252
Other consumer	—	9	—	9	1,446	1,455
Total	$727	$556	$480	$1,763	$1,260,748	$1,262,511

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. The following tables discloses the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2026 and December 31, 2025:

September 30, 2026	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$864	$503	$1,367
Construction and land development	—	—	6,682	6,682
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	119	—	119
Real estate secured by other commercial properties	—	823	—	823
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	714	—	714
Real estate secured by junior lien on 1-4 family properties-business	—	227	—	227
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	1,418	—	1,418
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	291	—	291
Real estate secured by 1st lien on 1-4 family properties-personal	—	20	—	20
Real estate secured by junior lien on 1-4 family properties-personal	—	13	—	13
Student loans	—	14	—	14
Other consumer	—	—	—	—
Total	$—	$4,503	$7,185	$11,688

December 31, 2025	90 Days or More Past Due-Still Accruing	Nonaccrual With No Specifically-Related ACL	Nonaccrual With Related ACL	Total Nonaccrual Loans
Commercial:
Commercial and industrial	$—	$—	$539	$539
Construction and land development	—	—	6,296	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	—	134	—	134
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	—	317	—	317
Real estate secured by junior lien on 1-4 family properties-business	—	—	239	239
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	—	815	—	815
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	—	290	15	305
Real estate secured by 1st lien on 1-4 family properties-personal	—	113	—	113
Real estate secured by junior lien on 1-4 family properties-personal	—	15	—	15
Student loans	—	—	—	—
Other consumer	—	20	—	20
Total	$—	$1,704	$7,089	$8,793

QNB recognized interest income of $27,000 and $7,000 on non-accrual loans during the nine months ended September 30, 2026 and 2025, respectively.

The following tables present the collateral-dependent loans by loan category at September 30, 2026 and December 31, 2025:

September 30, 2026	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$474	$864	$29	$1,367
Construction and land development	6,528	—	154	6,682
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	119	—	—	119
Real estate secured by other commercial properties	823	—	—	823
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	714	—	—	714
Real estate secured by junior lien on 1-4 family properties-business	227	—	—	227
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	1,418	—	—	1,418
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	291	—	—	291
Real estate secured by 1st lien on 1-4 family properties-personal	20	—	—	20
Real estate secured by junior lien on 1-4 family properties-personal	13	—	—	13
Other consumer	—	—	—	—
Total	$10,627	$864	$183	$11,674

(1) Secured by business assets, personal property and equipment or guarantees

December 31, 2025	Real Estate Secured	Other (1)	Deficiency in Collateral	Total Collateral Dependent Nonaccrual Loans
Commercial:
Commercial and industrial	$405	$—	$134	$539
Construction and land development	4,925	—	1,371	6,296
Real estate secured by multi-family properties	—	—	—	—
Real estate secured by owner-occupied properties	134	—	—	134
Real estate secured by other commercial properties	—	—	—	—
Revolving real estate secured by 1-4 family properties-business	—	—	—	—
Real estate secured by 1st lien on 1-4 family properties-business	317	—	—	317
Real estate secured by junior lien on 1-4 family properties-business	110	—	129	239
State and political subdivisions	—	—	—	—
Retail:
1-4 family residential mortgages	815	—	—	815
Construction-individual	—	—	—	—
Revolving home equity secured by 1-4 family properties-personal	290	—	15	305
Real estate secured by 1st lien on 1-4 family properties-personal	113	—	—	113
Real estate secured by junior lien on 1-4 family properties-personal	15	—	—	15
Other consumer	—	20	—	20
Total	$7,124	$20	$1,649	$8,793

Activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2026 and 2025 are as follows:

For the Three Months Ended September 30, 2026	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,049	$(20)	$(121)	$8	$916
Construction and land development	1,440	(169)	—	—	1,271
Real estate secured by multi-family properties	2,696	715	—	—	3,411
Real estate secured by owner-occupied properties	1,594	(29)	—	—	1,565
Real estate secured by other commercial properties	2,174	(25)	—	1	2,150
Revolving real estate secured by 1-4 family properties-business	59	—	—	—	59
Real estate secured by 1st lien on 1-4 family properties-business	2,051	302	—	2	2,355
Real estate secured by junior lien on 1-4 family properties-business	162	(135)	—	—	27
State and political subdivisions	70	(2)	—	—	68
Retail:		—
1-4 family residential mortgages	496	(75)	—	—	421
Construction-individual	8	1	—	—	9
Revolving home equity secured by 1-4 family properties-personal	379	(71)	—	—	308
Real estate secured by 1st lien on 1-4 family properties-personal	38	(5)	—	—	33
Real estate secured by junior lien on 1-4 family properties-personal	76	(9)	—	—	67
Student loans	273	(28)	—	1	246
Overdrafts	56	(46)	(39)	47	18
Other consumer	149	(25)	(9)	8	123
Total	$12,770	$379	$(169)	$67	$13,047

For the Three Months Ended September 30, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$821	$(167)	$—	$6	$660
Construction and land development	1,135	(56)	—	—	1,079
Real estate secured by multi-family properties	1,838	313	—	—	2,151
Real estate secured by owner-occupied properties	901	(142)	—	—	759
Real estate secured by other commercial properties	1,991	325	—	—	2,316
Revolving real estate secured by 1-4 family properties-business	31	(1)	—	—	30
Real estate secured by 1st lien on 1-4 family properties-business	1,366	(21)	—	2	1,347
Real estate secured by junior lien on 1-4 family properties-business	16	(4)	—	—	12
State and political subdivisions	42	(12)	—	—	30
Retail:
1-4 family residential mortgages	356	(79)	—	—	277
Construction-individual	—	3	—	—	3
Revolving home equity secured by 1-4 family properties-personal	160	(28)	—	—	132
Real estate secured by 1st lien on 1-4 family properties-personal	33	(5)	—	—	28
Real estate secured by junior lien on 1-4 family properties-personal	80	(14)	—	—	66
Student loans	257	(15)	—	4	246
Overdrafts	21	28	(30)	5	24
Other consumer	121	(27)	(3)	4	95
Total	$9,169	$98	$(33)	$21	$9,255

For the Nine Months Ended September 30, 2026	Balance, beginning of period	ACL on PSLs at acquisition	ACL on PCD loans at acquisition	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$744	$83	$39	$147	$(121)	$24	$916
Construction and land development	2,165	227	2	(1,123)	—	—	1,271
Real estate secured by multi-family properties	2,344	638	8	421	—	—	3,411
Real estate secured by owner-occupied properties	716	470	55	324	—	—	1,565
Real estate secured by other commercial properties	1,042	376	28	703	—	1	2,150
Revolving real estate secured by 1-4 family properties-business	29	10	—	20	—	—	59
Real estate secured by 1st lien on 1-4 family properties-business	1,252	781	36	279	—	7	2,355
Real estate secured by junior lien on 1-4 family properties-business	140	5	—	(118)	—	—	27
State and political subdivisions	25	—	—	43	—	—	68
Retail:
1-4 family residential mortgages	248	1	1	171	—	—	421
Construction-individual	3	—	—	6	—	—	9
Revolving home equity secured by 1-4 family properties-personal	138	72	4	94	—	—	308
Real estate secured by 1st lien on 1-4 family properties-personal	28	—	—	5	—	—	33
Real estate secured by junior lien on 1-4 family properties-personal	58	—	—	13	(4)	—	67
Student loans	226	85	—	(67)	(2)	4	246
Overdrafts	21	—	—	(6)	(65)	68	18
Other consumer	36	94	5	(12)	(21)	21	123
Total	$9,215	$2,842	$178	$900	$(213)	$125	$13,047

For the Nine Months Ended September 30, 2025	Balance, beginning of period	Credit loss expense (reversal)	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$829	$(192)	$—	$23	$660
Construction and land development	1,336	(257)	—	—	1,079
Real estate secured by multi-family properties	2,012	139	—	—	2,151
Real estate secured by owner-occupied properties	853	(94)	—	—	759
Real estate secured by other commercial properties	1,142	1,144	—	30	2,316
Revolving real estate secured by 1-4 family properties-business	24	6	—	—	30
Real estate secured by 1st lien on 1-4 family properties-business	1,238	102	—	7	1,347
Real estate secured by junior lien on 1-4 family properties-business	339	(327)	—	—	12
State and political subdivisions	34	(4)	—	—	30
Retail:
1-4 family residential mortgages	323	(46)	—	—	277
Construction-individual	—	3	—	—	3
Revolving home equity secured by 1-4 family properties-personal	143	(11)	—	—	132
Real estate secured by 1st lien on 1-4 family properties-personal	31	(3)	—	—	28
Real estate secured by junior lien on 1-4 family properties-personal	77	(11)	—	—	66
Student loans	310	(81)	—	17	246
Overdrafts	18	65	(74)	15	24
Other consumer	35	71	(15)	4	95
Total	$8,744	$504	$(89)	$96	$9,255

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

The following table shows the amortized cost basis during the periods ended September 30, 2026 and December 31, 2025 of the loans modified to borrowers experiencing financial difficulty, disaggregated by loan class, type of concession granted and the financial effect of the modification:

During the period ended:	September 30, 2026			December 31, 2025
	Amortized Cost Basis	% of Total Loan Class	Financial Effect	Amortized Cost Basis	% of Total Loan Class	Financial Effect
	Payment Modification to Interest Only for Four Months
Commercial:
C&I Other	$764	0.48%	Temporary reduction of four principal payments with no extension of term
Total	$764			$—

	Payment Modification and Reduction in Rate
Commercial:
Real estate secured by junior lien on 1-4 family properties-business	$149	1.93%	Reduction of interest rate, term fixed with extended maturity date
Total	$149			$—

	Payment Modification to Interest Only for 12 Months
Commercial:
C&I Other				$518	0.37%	Temporary reduction of principal payments with no extension of term
Construction Other and Land Development				6,296	6.71%	Temporary reduction of principal payments with no extension of term
Total	$—			$6,814

There were no payment defaults during the nine months ended September 30, 2026 and 2025 on FDMs. However, FDMs of $7,168,000 modified in 2025 remain on nonaccrual status with a $166,000 related allowance due to collateral shortfalls. At September 30, 2026, there were $2,160,000 in commitments to extend credit on the FDMs.

The Company has three relationships with mortgage loans secured by residential real estate totaling $498,000 for which foreclosure proceedings are in process at September 30, 2026.

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

The following tables sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

September 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$56,507	$—	$56,507
U.S. Government agency securities	—	990	—	990
State and municipal securities (1)	—	59,136	—	59,136
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	114,664	—	114,664
Collateralized mortgage obligations (CMOs)	—	132,813	—	132,813
Corporate debt securities and money market funds	—	33,404	49	33,453
Equity securities	880			880
Total available-for-sale and equity securities	880	397,514	49	398,443
Total recurring fair value measurements	$880	$397,514	$49	$398,443

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$7,002	$7,002
Total nonrecurring fair value measurements	$—	$—	$7,002	$7,002

December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Treasury securities	$—	$21,583	$—	$21,583
U.S. Government agency securities	—	70,850	—	70,850
State and municipal securities (1)	—	88,787	—	88,787
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities (1)	—	182,208	—	182,208
Collateralized mortgage obligations (CMOs)	—	149,203	—	149,203
Corporate debt securities and money market funds	—	30,149	50	30,199
Total securities available-for-sale	—	542,780	50	542,830
Total recurring fair value measurements	$—	$542,780	$50	$542,830

Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$5,440	$5,440
Mortgage servicing rights	—	—	1	1
Total nonrecurring fair value measurements	$—	$—	$5,441	$5,441

(1) Includes derivatives designated as fair value hedges.

There were no transfers in and out of Level 1, Level 2, or Level 3 fair value measurements during the nine months ended September 30, 2026. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three- or nine-month periods ended September 30, 2026.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2026	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$7,002	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10% to -100%
				Liquidation expenses	(3)	-10%

	Quantitative information about Level 3 fair value measurements
December 31, 2025	Fair value	Valuation techniques		Unobservable inputs		Value or range of values
Collateral dependent loans	$5,440	Appraisal of collateral	(1)	Appraisal adjustments	(2)	-10 to -100%
				Liquidation expenses	(3)	10%
Mortgage servicing rights	1	Discounted cash flow		Remaining term		2.8 to 29.1 yrs
				Prepayment speeds		92% to 199%
				Discount rate		12.0% to 12.5%

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

The following table presents additional information about the available-for-sale securities measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2026 and 2025:

	Fair value measurements using significant unobservable inputs (Level 3)
	2026	2025
Balance, January 1,	$50	$52
Payments received	(2)	(2)
Total gains or losses (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive (loss) income	1	—
Transfers in and/or out of Level 3	—	—
Balance, September 30,	$49	$50

The Level 3 securities consist of one collateralized debt obligation security, the PreTSL security, which is backed by trust preferred securities issued by banks. The market for this security at September 30, 2026 was not active and markets for similar securities also are not active. The new issue market is also inactive and there are currently very few market participants who are willing and able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•
The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2026;
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

QNB used an independent third party to value this security using a discounted cash flow analysis. Based on management’s review of the bond’s three underlying issuers, there are no expected credit losses or prepayments; cashflows used were contractual based on the Bloomberg YA screen. The assumed cashflows have been discounted using an estimated market discount rate based on the 30-year swap rate. The 30-year is used as the reference rate since it is indicative of market expectation for short-term rates in the future. This is consistent with the 30-year nature of the PreTSL security, which is priced using the 3-month LIBOR as a reference rate. The discount rate of 9.61% includes the risk-free rate, a credit component and a spread for illiquidity.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2026 and December 31, 2025:

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

Building and Land Held-for-Sale (carried at lower of cost or fair value): The fair value of building and land held-for-sale is based on real estate appraisal firm using area and market analysis using both a sales comparison approach and income capitalization approach.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2026	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$106,428	$106,428	$106,428	$—	$—
Investment securities:
Available-for-sale (1)	397,563	397,563	—	397,514	49
Equity securities	880	880	880	—	—
Restricted investment in bank stocks	5,934	5,934	—	5,934	—
Loans held for sale	163	163	—	163	—
Net loans	1,759,127	1,739,150	—	—	1,739,150
Building and land held-for-sale	185	275	—	275	—
Mortgage servicing rights	337	529	—	—	529
Accrued interest receivable	6,397	6,397	—	6,397	—

Financial liabilities
Deposits with no stated maturities	$1,629,216	$1,629,216	$1,629,216	$—	$—
Deposits with stated maturities	427,083	424,707	—	424,707	—
Short-term borrowings	16,500	16,500	16,500	—	—
Subordinated debt	41,068	43,327	—	43,327	—
Accrued interest payable	3,352	3,352	—	3,352	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	41	—	41	—

			Fair value measurements
December 31, 2025	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$50,297	$50,297	$50,297	$—	$—
Investment securities:
Available-for-sale (1)	542,830	542,830	—	542,780	50
Restricted investment in bank stocks	6,663	6,663	—	6,663	—
Loans held for sale	246	249	—	249	—
Net loans	1,252,859	1,265,478	—	—	1,265,478
Mortgage servicing rights	346	530	—	—	530
Accrued interest receivable	4,839	4,839	—	4,839	—

Financial liabilities
Deposits with no stated maturities	$1,266,714	$1,266,714	$1,266,714	$—	$—
Deposits with stated maturities	375,797	374,988	—	374,988	—
Short-term borrowings	80,601	80,601	80,601	—	—
Subordinated debt	39,268	40,541	—	40,541	—
Accrued interest payable	5,050	5,050	—	5,050	—

Off-balance sheet instruments
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	—	74	—	74	—

(1) Includes derivatives designated as fair value hedges.

11. COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures. QNB applies the resulting loss factors under the allowance for credit losses on loans to its unused commitments, assuming: additional funding for commercial lines up to the average line usage for non-pass rated lines with no current usage; and, additional funding up to the average line usage for retail lines with no current usage. This resulted in an allowance for credit losses on unused commitments of $218,000, inclusive of $144,000 related to the acquisition of Victory, at September 30, 2026 and $76,000 at December 31, 2025, which is included in other liabilities on the Consolidated Balance Sheets.

A summary of the Company's financial instrument commitments is as follows:

	September 30,	December 31,
	2026	2025
Commitments to extend credit and unused lines of credit	$567,071	$401,073
Standby letters of credit	20,907	19,522
Total financial instrument commitments	$587,978	$420,595

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Standby letters of credit of $13,502,000 will expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2026 and December 31, 2025 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include specific provisions relating to rent increases. Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from five to ten years and certain leases allow for multiple extensions. There was one new lease during the nine months ended September 30, 2026 and there were three leases assumed in the acquisition of Victory; QNB recorded right-of-use assets of $3,420,000.

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

Both QNB and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2026, that QNB and the Bank met capital adequacy requirements to which they were subject.

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

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
At September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$293,791	15.30%	$153,584	8.00%	$191,980	10.00%
Bank	265,373	13.85	153,274	8.00	191,592	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$238,876	12.44	115,188	6.00	115,188	6.00
Bank	252,108	13.16	114,955	6.00	153,274	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	238,876	12.44	86,391	4.50	N/A	N/A
Bank	252,108	13.16	86,217	4.50	124,535	6.50

Tier 1 capital (to average assets):
The Company	238,876	9.85	97,044	4.00	N/A	N/A
Bank	252,108	10.49	96,107	4.00	120,134	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
At December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
The Company	$225,324	15.86%	$113,675	8.00%	$142,093	10.00%
Bank	201,024	14.15	113,623	8.00	142,029	10.00

Tier 1 capital (to risk-weighted assets):
The Company	$176,033	12.39	85,256	6.00	85,256	6.00
Bank	191,733	13.50	85,217	6.00	113,623	8.00

Common equity tier 1 capital (to risk-weighted assets):
The Company	$176,033	12.39	63,942	4.50	N/A	N/A
Bank	191,733	13.50	63,913	4.50	92,319	6.50

Tier 1 capital (to average assets):
The Company	$176,033	9.02	78,045	4.00	N/A	N/A
Bank	191,733	9.94	77,131	4.00	96,414	5.00

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

QNB assesses the effectiveness of each hedging relationship that qualifies for the portfolio-layer method using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item. QNB assess the effectiveness of each hedging relationship that qualifies for the partial-term hedge guidance using the shortcut method. If there is a period in which the company determines that the use of the shortcut method is no longer appropriate, the company will use a long-haul effectiveness assessment (a statistical regression analysis that consists of 36 observations of prior period periodic changes in fair value of both the hedge and the hedged item). In the assessment of hedge effectiveness, under both methods, QNB will consider the likelihood of the counterparty's compliance with the contractual terms of the hedging derivative that could require the counterparty to make payments (counterparty default risk). If the likelihood that the counterparty will not default ceases to be probable, the hedge may no longer be highly effective and hedge ineffectiveness due to counterparty payment risk will be assessed. QNB assesses the effectiveness of each hedging relationship that qualifies for the portfolio-layer method using a regression analysis of prior periodic changes in fair value of both the hedge and the hedged item.

The following tables present the notional amounts of derivatives designated as fair value hedging instruments at September 30, 2026, and December 31, 2025. QNB pledges cash or securities to cover the negative fair value of derivatives instruments. Cash collateral associated with the derivative instruments are not added to or netted against the fair value amounts.

	Interest Rate Swaps-Fair Value Hedges
	At September 30, 2026			At December 31, 2025
Balance Sheet Classification	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset	Notional Amount	Amortized Cost of Hedged Portfolio	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Asset
Investment Securities Available-for-sale:
Treasury securities	$37,976	$39,300	$1,703	$—	$—	$—
State and municipal securities	29,000	48,005	1,121	75,000	96,037	(583)
U.S. Government agencies and GSE mortgage-backed securities	60,884	138,310	2,171	201,364	276,329	(1,109)
Total	$127,860	$225,615	$4,995	$276,364	$372,366	$(1,692)

The following table presents amounts included in the Consolidated Statements of Income for derivatives designated as fair value hedging instruments for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Sheet Classification	2026	2025	2026	2025
Interest and dividends on available-for-sale and equity securities:
Treasury securities
Recognized on fair value hedge	$116	$—	$116	$—
Recognized on hedge portfolio	(141)	—	(141)	—
Recognized on remeasurement of fair value hedge	—	—	—	—
State and municipal securities
Recognized on fair value hedge	688	823	2,073	2,469
Recognized on hedge portfolio	(668)	(668)	(2,010)	(2,011)
Recognized on remeasurement of fair value hedge	(14)	17	(22)	57
U.S. Government agencies and GSE mortgage-backed securities
Recognized on fair value hedge	1,190	2,354	4,742	7,252
Recognized on hedge portfolio	(1,287)	(1,967)	(4,816)	(6,061)
Recognized on remeasurement of fair value hedge	9	54	(25)	83
Total	$(107)	$613	$(83)	$1,789

QNB terminated portions of the interest-rate swaps on state and municipal securities and U.S. Government agencies and GSE mortgage-backed securities during the third quarter of 2026 and realized a gain of $1,336,000. At September 30, 2026, approximately $1,664,000 of cumulative fair value hedge basis adjustments remained in the carrying amounts of investment securities for portions of fair value hedges for which hedge accounting had been discontinued and will be amortized over the remaining lives of the related securities. QNB assumed an interest-rate swap due to the Victory acquisition. This $30,000,000 notional value swap hedged the interest-rate on loans where the Bank paid a fixed rate and received a variable SOFR. QNB decided to terminate the swap in lieu of redesignation and recorded a loss of $303,000 in the second quarter of 2026.

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

QNB acquired $17,650,000 of subordinated debt upon the completion of the Victory Merger. QNB had owned $3,000,000 of Victory's 2024 Subordinated Notes which was cancelled upon acquisition. QNB paid off $13,000,000 of these acquired notes in the third quarter of 2026. The following table summarizes the details of the subordinated debt acquired and still remaining at September 30, 2026:

($ in thousands)	Balance at September 30, 2026	Original Issue Date	Maturity Date	Rate	Reedemable
2024 Subordinated Notes	1,650	December 5, 2024	December 31, 2029	Fixed rate of 8.5% through 2026; 3-Month SOFR + 442 bp thereafter	Yes, in whole or part upon occurrence of specific events with the agreement; or in integral multiples of $100,000 after December 31, 2027
Total	$1,650

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

At September 30, 2026, the carrying cost of the Subordinated Notes on the consolidated balance sheet represents the outstanding balance of the notes net of unamortized origination costs of $582,000 which are amortized to interest expense through September 1, 2029.

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

On April 1, 2026, QNB closed the acquisition of Victory Bancorp, Inc. ("Victory"), a highly complementary community banking franchise headquartered in Limerick, Pennsylvania, creating a franchise with nearly $2.4 billion in assets and expanding our presence deeper into Montgomery County. This strategic combination brings together two relationship-focused institutions with shared values, similar operating cultures, and strong community ties. Results for the three and nine months of 2026 include three and six months, respectively, of post-merger activity related to the acquisition of Victory.

QNB Bank currently operates fourteen branches in Bucks, Lehigh and Montgomery Counties along with two loan production offices in Montgomery and Berks Counties. The Bank offers commercial, small business, and personal customers banking services, borrowing solutions, and cash management tools in the communities they serve. In addition, the Company provides securities and advisory services under the name of QNB Financial Services through a registered Broker/Dealer and Registered Investment Advisor, and title insurance as a member of Laurel Abstract Company LLC.

QNB completed a public offering on August 20, 2026 for the issuance of 1,232,142 common shares at $42.00 per share which added $48,284,000 in net proceeds to shareholders' equity. The net proceeds include underwriting discounts and associated costs of $3,466,000. The Company intends to use the net proceeds from this offering for general corporate purposes, which includes a balance sheet restructuring through the repositioning of a portion of our available-for-sale fixed income securities portfolio, redemption of a portion of our subordinated notes; excess funds will be used to fund new loans, supporting our capital ratios, and our continued growth. QNB also commenced trading of its common stock on the Nasdaq Capital Market on August 20, 2026 under the ticker symbol “QNBC”.

QNB executed a strategic repositioning of a portion of its securities available-for-sale portfolio (the "balance sheet restructuring") in September 2026 and sold $250,712,000 in low-yielding available-for-sale securities at a loss of $29,049,000 and unwound the related swap for a gain of $1,336,000. QNB also called and paid off $13,000,000 in subordinated notes in the third quarter of 2026. Net proceeds were used to purchase high-yielding, low risk available-for-sale securities and will fund loan growth.

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

RESULTS OF OPERATIONS - OVERVIEW

Results for the three and nine months ended September 30, 2026 include three and six months, respectively, of post-merger activity related to the acquisition of Victory. Results also include the net loss on the balance sheet restructuring of $27,713,000. QNB reported a net loss for the third quarter of 2026 of $14,774,000, or a negative $2.67 per share on a diluted basis, compared to net income of $3,648,000, or $0.98 per share on a diluted basis, for the same period in 2025. For the three-month period of 2026, the net loss included merger-related costs of $251,000 and the net loss on the balance sheet restructuring of $27,713,000, for a total after-tax cost of $21,981,000. For the three-month period of 2025, net income included merger-related costs of $519,000, for an after-tax cost of $410,000. The merger-related costs are significant one-time costs, related to the acquisition of Victory and are not normal recurring operating expenses. Adjusted diluted earnings per share excluding the impact of the balance- sheet restructuring and merger-related costs for the three-month periods of 2026 and 2025 was $1.30 and $1.09, respectively.

QNB reported a net loss for the nine months ended September 2026 of $8,994,000, or a negative $1.89 per share on a diluted basis, compared to net income of $10,109,000, or $2.72 per share on a diluted basis, for the same period in 2025. For the nine-month period of 2026, the net loss included merger-related costs of $4,223,000 and the net loss on the balance sheet restructuring of $27,713,000, for a total after-tax cost of $25,230,000. For the nine-month period of 2025, net income included merger-related costs of $519,000, for an after-tax cost of $410,000. Adjusted diluted earnings per share excluding the impact of the merger-related cost for the nine-month periods of 2026 and 2025 was $3.39 and $2.83, respectively.

The following table shows calculated impact of the balance sheet restructuring and merger-related costs on net income and ratios, reconciling GAAP to non-GAAP measurements:

Impact of Balance Sheet Restructuring and Merger-Related Costs--GAAP to Non-GAAP Measure Reconciliation
(Dollars in thousands, except per share data)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
For the period:	2026	2025	Variance	2026	2025	Variance
Net income (GAAP)	$(14,774)	$3,648	$(18,422)	$(8,994)	$10,109	$(19,103)
Merger-related costs	251	519	(268)	4,223	519	3,704
Balance sheet restructuring net loss	27,713	—	27,713	27,713	—	27,713
Income tax benefit	(5,983)	(109)	(5,874)	(6,706)	(109)	(6,597)
Restructuring loss and merger-related costs, net of tax	21,981	410	21,571	25,230	410	24,820
Adjusted net income excluding impact of restructuring loss and merger-related costs (Non-GAAP)	$7,207	$4,058	$3,149	$16,236	$10,519	$5,717

Share and Per Share Data:
Basic:
EPS using Net income (GAAP)	$(2.67)	$0.98	$(3.65)	$(1.89)	$2.72	$(4.61)
Adjusted EPS using Net income excluding impact of merger-related costs (Non-GAAP)	$1.30	$1.09	$0.21	$3.41	$2.83	$0.58
Fully-diluted:
EPS using Net income (GAAP)	$(2.67)	$0.98	$(3.65)	$(1.89)	$2.72	$(4.61)
Adjusted EPS using Net income excluding impact of restructuring loss and merger-related costs (Non-GAAP)	$1.30	$1.09	$0.21	$3.39	$2.83	$0.56
Average common shares outstanding:
Basic (GAAP)	5,529,869	3,721,501		4,759,546	3,710,824
Diluted (GAAP)	5,529,869	3,735,993		4,759,546	3,723,196
Dilutive shares adjustment for Non-GAAP	33,649	—		24,284	—
Adjusted average common shares outstanding -diluted (Non-GAAP)	5,563,518	3,735,993		4,783,830	3,723,196

Selected Ratios:
Return on Average Assets (ROAA):
ROAA using Net income (GAAP)	(2.44)%	0.76%	-320 bp	(0.54)%	0.72%	-126 bp
Adjusted ROAA using Net income excluding impact of restructuring loss and merger-related costs (Non-GAAP)	1.19%	0.85%	34 bp	0.97%	0.74%	23 bp
Return on Average Equity (ROAE):
ROAE using Net income (GAAP)	(29.70)%	12.49%	-4219 bp	(7.03)%	12.18%	-1921 bp
Adjusted ROAE using Net income excluding impact of restructuring loss and merger-related costs (Non-GAAP)	14.49%	13.89%	60 bp	12.68%	12.68%	0 bp
Average Assets	$2,399,791	$1,904,529		$2,236,963	$1,888,321
Average Equity	$197,382	$115,907		$171,170	$110,934

The operating performance of the Bank for the three months ended September 30, 2026 included three months of post-merger activity and the impact of the balance sheet restructuring during the third quarter of 2026. Excluding the impacts of the balance sheet restructuring and merger related costs, net of tax, at the Bank, the operating performance at the Bank improved for the quarter ended September 30, 2026, in comparison with the same period in 2025, due primarily to improvement in the interest margin causing a $6,532,000 increase in net interest income and a $927,000 increase in non-interest income; this was partly offset by an increase in non-interest expense of $2,709,000. The contribution from QNB Corp., which included three months of post-merger activity, for the quarter ended September 30, 2026, declined compared with the same period in 2025, primarily due to a decrease in net interest income of $369,000, related to the subordinated debt acquired in the acquisition, a decrease in merger-related costs of $355,000 and an increase in other non-interest expense of $123,000.

The operating performance of the Bank for the nine months ended September 30, 2026 included six months of post-merger activity and the impact of the balance sheet restructuring during the nine-month period of 2026. Excluding the impacts of the balance sheet restructuring and merger related costs, net of tax, at the Bank, the operating performance at the Bank improved for the nine months ended September 30, 2026, in comparison with the same period in 2025, due primarily to improvement in the interest margin causing a $14,203,000 increase in net interest income and a $1,655,000 increase in non-interest income; this was partly offset by an increase in non-interest expense of $7,287,000. The contribution from QNB Corp., which included six months of post-merger activity, for the nine months ended September 30, 2026, declined compared with the same period in 2025, primarily due to a decrease in net interest income of $769,000, related to the subordinated debt acquired in the acquisition, an increase in merger-related costs of $318,000 and an increase in other non-interest expense of $240,000.

Net loss expressed as an annualized rate of return on average assets and average shareholders’ equity was a negative 2.44% and a negative 29.70%, respectively, for the quarter ended September 30, 2026, compared with net income as an annualized rate of return on average assets and average equity of 0.76% and 12.49%, respectively, for the quarter ended September 30, 2025. Return on average assets and return on average shareholders’ equity, excluding the impact of the balance sheet restructuring and the merger-related costs, for the three-month period of 2026 was 1.19% and 14.49%, respectively, compared to the three-month period of 2025 of 0.85% and 13.89%, respectively. Net loss expressed as an annualized rate of return on average assets and average shareholders’ equity was a negative 0.54% and a negative 7.03%, respectively, for the nine months ended September 30, 2026, compared with net income as an annualized rate of return on average assets and average equity of 0.72% and 12.18%, respectively, for the nine months ended September 30, 2025. Return on average assets and return on average shareholders’ equity, excluding the impact of the balance sheet restructuring and the merger-related costs, for the nine-month period of 2026 was 0.97% and 12.68%, respectively, compared to the nine-month period ended September 30, 2025 of 0.74% and 12.68%, respectively.

Total assets as of September 30, 2026 were $2,361,620,000, compared with $1,906,005,000 at December 31, 2025. Loans receivable at September 30, 2026 were $1,772,174,000; excluding the $408,379,000 in acquired loans, QNB recognized a $101,721,000, or 8.1% increase from $1,262,074,000 at December 31, 2025. Total deposits of $2,056,299,000 at September 30, 2026 increased $4,623,000, excluding the $409,165,000 in deposits acquired, compared with total deposits of $1,642,511,000 at December 31, 2025.

Results for the three and nine months ended September 30, 2026 include the following significant components:

•
Net interest income increased $6,163,000 to $19,161,000 and increased $13,434,000 to $50,621,000 for the three and nine months ended September 30, 2026, respectively, and includes three and six months, respectively, of post-merger activity related to the acquisition of Victory.

•
Net interest margin on a tax-equivalent basis increased 53 basis points for the quarter to 3.25% compared to 2.72% for the same period in 2025. Net interest margin on a tax-equivalent basis increased 45 basis points for the nine months ended September 30, 2026 to 3.09% compared from 2.64% for the same period in 2025.

•
QNB recorded a $379,000 provision for credit losses on loans for the third quarter of 2026, compared with a provision of $98,000 for the third quarter of 2025. QNB recorded $900,000 in its provision for credit losses on loans for the nine months ended September 30, 2026, compared with $504,000 for the same period in 2025.

•
Non-interest income for the three and nine months ended September 30, 2026 includes three and six months, respectively, of post-merger activity related to the acquisition of Victory. Non-interest income decreased $26,798,000, to a negative $24,951,000 for the third quarter and decreased $26,094,000, to a negative $21,011,000 for the nine months ended September 30, 2026 compared with the same periods in 2025. Excluding realized and unrealized gains on securities and swap termination loss, non-interest income increased $303,000 to $2,150,000 for the third quarter of 2026 compared to

$1,847,000 for the same period in 2025; and increased $946,000, to $6,029,000 for the nine months ended September 30, 2026 compared with $5,083,000 the same period in 2025.

•
Non-interest expense for the three and nine months ended September 30, 2026 includes three and six months, respectively, of post-merger activity related to the acquisition of Victory. Non-interest expense increased $2,552,000 to $12,734,000 for the third quarter of 2026 compared with the same period in 2025. Non-interest expense, excluding merger-related costs increased $2,820,000 to $12,483,000 for the third quarter of 2026 compared with $9,663,000 for same period in 2025. Non-interest expense increased $11,195,000 to $40,308,000 for the nine months ended September 30, 2026 compared with the same period in 2025. Non-interest expense, excluding merger-related costs increased $7,491,000 to $36,085,000 for the nine months ended September 30, 2026 from $28,594,000 for with the same period in 2025.

•
Total non-performing loans, comprised of loans on non-accrual status, were $11,688,000, or 0.66% of loans receivable at September 30, 2026, compared to $8,793,000, or 0.70% of loans receivable at December 31, 2025. Net loan charge-offs for the nine months ended September 30, 2026 were $88,000, compared with net recoveries of $7,000 for the same period in 2025.

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest income	$31,320	$23,518	$84,427	$68,826
Total interest expense	12,159	10,520	33,806	31,639
Net interest income	19,161	12,998	50,621	37,187
Tax-equivalent adjustment	115	109	345	349
Net interest income (fully taxable-equivalent)	$19,276	$13,107	$50,966	$37,536

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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$—	—%	$—	$—	—%	$—
Investment securities (AFS & Equity):
U.S. Treasury securities	33,142	3.97	331	20,556	4.18	216
U.S. Government agencies	52,563	1.19	156	75,965	1.18	224
State and municipal	93,264	2.56	596	104,934	2.87	754
Mortgage-backed and CMOs	281,304	1.97	1,387	344,214	2.50	2,152
Corporate debt securities and money market funds	63,986	5.76	922	66,535	6.11	1,017
Equity securities	547	—	—	—	—	—
Total investment securities	524,806	2.59	3,392	612,204	2.85	4,363
Loans:
Commercial real estate	1,316,911	6.25	20,730	885,635	5.95	13,285
Residential real estate	124,108	4.89	1,516	116,550	4.52	1,316
Home equity loans	105,549	6.14	1,633	71,090	6.34	1,135
Commercial and industrial	159,681	7.13	2,872	128,744	7.45	2,418
Consumer loans	4,610	8.64	100	3,182	8.06	64
Tax-exempt loans	23,351	5.32	313	19,629	4.28	211
Total loans, net of unearned income*	1,734,210	6.21	27,164	1,224,830	5.97	18,429
Other earning assets	91,446	3.81	879	74,054	4.47	835
Total earning assets	2,350,462	5.31	31,435	1,911,088	4.91	23,627
Cash and due from banks	29,586			16,062
Accumulated other comprehensive loss, net of tax	(46,248)			(56,590)
Allowance for credit losses on loans	(12,830)			(9,185)
Other assets	78,821			43,154
Total assets	$2,399,791			$1,904,529
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$452,547	1.09%	1,248	$377,473	0.98%	933
Municipals	189,947	3.18	1,523	179,161	3.76	1,697
Money market	382,109	2.80	2,698	256,289	2.87	1,852
Savings	346,784	1.53	1,337	277,808	1.28	899
Time < $250	355,689	3.32	2,976	335,780	3.70	3,128
Time > $250	78,087	3.40	670	56,258	3.95	560
Total interest-bearing deposits	1,805,163	2.30	10,452	1,482,769	2.43	9,069
Short-term borrowings	53,126	3.16	423	57,063	3.57	514
Long-term debt	—	—	—	—	—	—
Subordinated debt	53,899	9.53	1,284	39,191	9.57	937
Total borrowings	107,025	6.33	1,707	96,254	5.98	1,451
Total interest-bearing liabilities	1,912,188	2.52	12,159	1,579,023	2.64	10,520
Non-interest-bearing deposits	270,227			195,349
Other liabilities	19,994			14,250
Shareholders' equity	197,382			115,907
Total liabilities and shareholders' equity	$2,399,791			$1,904,529
Net interest rate spread		2.79%			2.27%
Margin/net interest income		3.25%	$19,276		2.72%	$13,107

	For the Nine Months Ended September 30,
	September 30, 2026			September 30, 2025
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$388	3.63%	$11	$—	—%	$—
Investment securities (AFS & Equity):
U.S. Treasury securities	24,972	3.82	713	20,582	4.26	656
U.S. Government agencies	68,083	1.18	604	75,963	1.18	672
State and municipal	100,864	2.40	1,816	105,092	2.87	2,264
Mortgage-backed and CMOs	307,991	1.94	4,486	353,997	2.46	6,544
Corporate debt securities	67,463	5.83	2,950	64,276	6.44	3,106
Equity securities	219	—	—	—	—	—
Total investment securities	569,592	2.47	10,569	619,910	2.85	13,242
Loans:
Commercial real estate	1,169,639	6.20	54,271	868,880	5.87	38,129
Residential real estate	123,149	4.69	4,332	115,149	4.41	3,809
Home equity loans	95,133	6.05	4,307	69,921	6.39	3,339
Commercial and industrial	160,752	7.10	8,533	140,822	7.42	7,817
Consumer loans	4,296	8.04	258	3,327	7.81	194
Tax-exempt loans	21,424	5.17	829	19,260	4.22	608
Total loans, net of unearned income*	1,574,393	6.16	72,530	1,217,359	5.92	53,896
Other earning assets	58,194	3.82	1,662	61,114	4.46	2,037
Total earning assets	2,202,567	5.15	84,772	1,898,383	4.87	69,175
Cash and due from banks	23,565			14,375
Accumulated other comprehensive loss, net of tax	(45,483)			(58,821)
Allowance for credit losses on loans	(11,611)			(9,102)
Other assets	67,925			43,486
Total assets	$2,236,963			$1,888,321
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$445,393	1.09%	3,617	$378,157	0.98%	2,765
Municipals	158,630	3.21	3,808	158,426	3.87	4,580
Money market	341,892	2.73	6,992	257,392	2.87	5,532
Savings	327,938	1.47	3,601	279,507	1.29	2,693
Time < $250	343,764	3.33	8,570	334,292	3.83	9,570
Time > $250	73,434	3.52	1,936	52,319	4.10	1,605
Total interest-bearing deposits	1,691,051	2.26	28,524	1,460,093	2.45	26,745
Short-term borrowings	68,457	3.48	1,781	58,546	3.90	1,659
Long-term debt	—	—	—	11,758	4.74	423
Subordinated debt	49,114	9.50	3,501	39,142	9.59	2,812
Total borrowings	117,571	6.01	5,282	109,446	5.98	4,894
Total interest-bearing liabilities	1,808,622	2.50	33,806	1,569,539	2.70	31,639
Non-interest-bearing deposits	240,213			193,173
Other liabilities	16,958			14,675
Shareholders' equity	171,170			110,934
Total liabilities and shareholders' equity	$2,236,963			$1,888,321
Net interest rate spread		2.65%			2.17%
Margin/net interest income		3.09%	$50,966		2.64%	$37,536

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 21 percent for three and nine months ended September 30, 2026 and 2025.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026 compared			September 30, 2026 compared
	to September 30, 2025			to September 30, 2025
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$—	$—	$—	$11	$11	$—
Investment securities (AFS & Equity):
U.S. Treasury securities	115	132	(17)	57	140	(83)
U.S. Government agencies	(68)	(69)	1	(68)	(70)	2
State and municipal	(158)	(84)	(74)	(448)	(91)	(357)
Mortgage-backed and CMOs	(765)	(393)	(372)	(2,058)	(851)	(1,207)
Corporate debt securities and money market funds	(95)	(39)	(56)	(156)	155	(311)
Equity securities	—	—	—	—	—	—
Total Investment securities (AFS & Equity)	(971)	(453)	(518)	(2,673)	(717)	(1,956)
Loans:
Commercial real estate	7,445	6,470	975	16,142	13,199	2,943
Residential real estate	200	85	115	523	264	259
Home equity loans	498	551	(53)	968	1,204	(236)
Commercial and industrial	454	581	(127)	716	1,106	(390)
Consumer loans	36	29	7	64	57	7
Tax-exempt loans	102	41	61	221	68	153
Total Loans	8,735	7,757	978	18,634	15,898	2,736
Other earning assets	44	196	(152)	(375)	(97)	(278)
Total interest income	7,808	7,500	308	15,597	15,095	502
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	315	186	129	852	492	360
Municipals	(174)	102	(276)	(772)	6	(778)
Money market	846	909	(63)	1,460	1,816	(356)
Savings	438	222	216	908	466	442
Time < $250	(152)	187	(339)	(1,000)	273	(1,273)
Time > $250	110	218	(108)	331	648	(317)
Total interest-bearing deposits	1,383	1,824	(441)	1,779	3,701	(1,922)
Short-term borrowings	(91)	(37)	(54)	122	280	(158)
Long-term debt	—	—	—	(423)	(423)	—
Subordinated debt	347	352	(5)	689	717	(28)
Total borrowings	256	315	(59)	388	574	(186)
Total interest expense	1,639	2,139	(500)	2,167	4,275	(2,108)
Net interest income	$6,169	$5,361	$808	$13,430	$10,820	$2,610

Average earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2026 include the three- and six-month, respectively, impact of acquiring $434,318,000 in interest-earnings assets and $352,654,000 in interest-bearing liabilities which include the cancellation of $3,000,0000 in subordinated notes owned by QNB and issued by Victory on the acquisition date. Additionally, total average assets, average liabilities and average equity for the three and nine months ended September 30, 2026 include the three- and six-month impact, respectively, of the acquisition on non-earning assets of $37,735,000, non-interest bearing liabilities of $72,296,000 and equity of $47,103,000.

Net Interest Income and Net Interest Margin – Quarterly Comparison

Average earning assets for the third quarter of 2026 were $2,350,462,000, an increase of $439,374,000, or 23.0%, from the third quarter of 2025, with average loans increasing $509,380,000, or 41.6%, and average investment securities decreasing $87,398,000, or 14.3%, over the same period in 2025. Average loans as a percentage of average earning assets was 73.8% for the third quarter of 2026, compared to 64.1% for the third quarter of 2025. On the funding side, average deposits increased $397,272,000, or 23.7%, to $2,075,390,000 for the third quarter of 2026. Average short-term borrowed funds, which consisted primarily of average commercial repurchase agreements and FHLB borrowings, decreased $3,937,000 to $53,126,000 for the third quarter of 2026 compared to $57,063,000 for the same period in 2025. Subordinated debt increased $14,708,000, as a result of the Victory Merger, to $53,899,000.

The net interest margin for the third quarter of 2026 increased 53 basis points to 3.25% from 2.72% for the same period in 2025. Competition for quality loans and deposits in our local market continues to exert pressure on the net interest margin. Repricing strategies on loans and deposits have had a positive impact on the net interest margin.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $7,808,000, or 33.0%, to $31,435,000 for the third quarter of 2026; and total interest expense increased $1,639,000, or 15.6%, to $12,159,000.

The yield on earning assets on a tax-equivalent basis increased 40 basis points to 5.31% from 4.91% for the same period in 2025. The cost of interest-bearing liabilities declined 12 basis points to 2.52% for the third quarter of 2026, compared with 2.64% for the same period in 2025. QNB sold $250,712,000 in low-yielding securities and purchased $138,605,000 in high-yielding securities as part of the balance sheet restructuring during the third quarter of 2026.

Interest income on investment securities decreased $971,000 when comparing the third quarters of 2026 and 2025. The average yield on the investment portfolio was 2.59% for the third quarter of 2026 compared with 2.85% for the same period in 2025, a decrease of 26 basis points. Average securities for the three and nine months ended September 30, 2026 include the three- and six-months, respectively, impact of acquiring $15,605,000 in securities from the acquisition and the cancellation of $3,000,000 subordinated note owned by QNB and issued by Victory.

The yield on U.S. Treasury securities was 3.97% for the third quarter of 2026 compared to 4.18% for the same period in 2025. The 21 basis-point decline in rate was more than offset by the average balances increase of $12,586,000 and caused the increase in interest income of $115,000. QNB purchased $39,300,000 in U.S. Treasury securities as part of the balance sheet restructuring. The average balances of U.S. Government agency securities decreased $23,402,000 as the average rate remained fairly flat at 1.19%. QNB sold $73,975,000 and purchased $1,016,000 in U.S. Government agency securities as part of the balance sheet restructuring.

Interest income on municipal securities, which are primarily tax-exempt, decreased $158,000 due to a 31 basis-point decrease in rate and a $11,670,000 decrease in average balances. Typically, QNB purchases municipal bonds with 10- to 20-year maturities and may have call dates between 2-10 years. QNB sold $53,484,000 and purchased $23,122,000 in municipal securities as part of the balance sheet restructuring.

Interest income on mortgage-backed securities and CMOs decreased $765,000 and average balances decreased $62,910,000 and the yield decreased 53 basis points. This portfolio generally provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested as interest rates increase. Since most of these securities were purchased at a premium, any prepayments result in a shorter amortization period of this premium and therefore a reduction in income. QNB sold $123,254,000 and purchased $52,876,000 in mortgage-backed securities and CMOs as part of the balance sheet restructuring.

Interest income on corporate debt and mutual funds decreased $95,000 as average balances decreased $2,549,000 and the average yield decreased 35 basis points. QNB purchased $22,291,000 in corporate debt securities as part of the balance sheet restructuring.

Average loans the three and nine months ended September 30, 2026 include the three- and six-month, respectively, impact of acquiring $408,379,000 in loans from the acquisition of Victory. Income on loans increased $8,735,000 to $27,164,000 when comparing the third quarters of 2026 and 2025, with a $509,380,000 increase in average balances contributing to an increase in interest income of $7,757,000 and a 24-basis point increase in yield contributing to a $978,000 increase in interest income.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties, such as office buildings, factories, warehouses, hotels and restaurants, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $7,445,000 when comparing the third quarters of 2026 and 2025, primarily due to a $431,276,000 increase in average balances contributing to an increase in interest income of $6,470,000 and a 30-basis point increase in rate from 5.95% in 2025 to 6.25% contributing to an increase of $975,000 to interest income.

Income on commercial and industrial loans increased $454,000 when comparing the third quarters of 2026 and 2025. The average yield on these loans decreased 32 basis points to 7.13% resulting in a decrease in income of $127,000; this was offset by an average balances increase of $30,937,000, to $159,681,000 for the third quarter of 2026 resulting in a $581,000 increase in interest income. Many of the loans in this category are indexed to the prime interest rate.

Tax-exempt loan income increased $102,000 for the third quarter of 2026 compared to the same period in 2025. Average balances increased $3,772,000 to $23,351,000 for the third quarter of 2026. The yield on municipal loans increased 104 basis points, to 5.32% for the third quarter of 2026, compared with the same period in 2025.

QNB desires to be the “local consumer lender of choice”, focusing its retail lending efforts on product offerings and marketing and promotion. Interest income on residential mortgage loans secured by first lien 1-4 family increased $200,000 when comparing the third quarter of 2026 to the same period in 2025. Average residential mortgage loan balances increased by $7,558,000, or 6.5%, to $124,108,000 for the third quarter of 2026 compared to the same period in 2025, which contributed a $85,000 increase in interest income. The average yield on the portfolio increased 37 basis points and contributed an increase of $115,000 to interest income. QNB chose to retain certain mortgage loans instead of selling them in the secondary market, as the yield on our originated mortgages was higher than comparable mortgage-backed securities. Average home equity loans increased during the 2026 period by $34,459,000 to $105,549,000, contributing to a $551,000 increase in interest income; this was partly offset by an average yield decrease of 20 basis points causing a $53,000 decrease in interest income. The yield on the consumer portfolio increased 58 basis points to 8.64% for the third quarter of 2026 and there was a $1,428,000 increase in average balances resulting in a net $36,000 increase in interest income.

Earning assets are funded by deposits and borrowed funds. Average interest-bearing deposits for the three and nine months ended September 30, 2026 include the three- and six-month, respectively, impact of acquiring $338,004,000 from the acquisition of Victory. Average borrowings for the three and nine months ended September 30, 2026 include the three- and six-month impact of acquiring $14,650,000 in subordinated debt from the acquisition of Victory. Interest expense increased $1,639,000, when comparing the third quarter of 2026 to the same period in 2025. Interest expense on interest-bearing deposits increased $1,383,000 to $10,452,000 when comparing the third quarters of 2026 and 2025, with a net $322,394,000 increase in average balances contributing to a net increase in interest expense of $1,824,000 and a 13-basis point decrease in yield contributing to a $441,000 decrease in interest expense.

Average interest-bearing demand accounts increased $75,074,000 to $452,547,000 for the third quarter of 2026 and the average rate paid on these deposits increased 11 basis points; interest expense on interest-bearing demand accounts increased $315,000 to $1,248,000 for the same period. Average non-interest-bearing demand accounts increased $74,878,000 to $270,227,000 for the third quarter of 2026. Average money market accounts increased $125,820,000 to $382,109,000 for the third quarter of 2026 compared with the same period in 2025. Interest expense on money market accounts increased $846,000 to $2,698,000, and the average interest rate paid on money market accounts decreased seven basis points to 2.80% for the third quarter of 2026. Most of the balances in this category are in products that pay tiered rates based on account balances.

Interest expense on municipal interest-bearing demand accounts decreased $174,000 to $1,523,000 for the third quarter of 2026. The average interest rate paid on municipal interest-bearing demand accounts decreased 58 basis points to 3.18% for the third quarter of 2026 over the same quarter of 2025, and average balances increased $10,786,000 to $189,947,000. Many of these accounts are indexed to the Federal funds rate with rate floors. Municipal deposits are seasonal in nature and are received during the second and third quarters as tax receipts are collected and are withdrawn over the course of the year.

Interest expense on savings accounts increased $438,000 when comparing the third quarter of 2026 to the same quarter of 2025. The average interest rate paid on savings accounts increased 25 basis points to 1.53% for the third quarter of 2026 compared to 1.28% for the same period in 2025. Average savings balances increased $68,976,000 to $346,784,000 for the third quarter of 2026. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the third quarter of 2026 of $217,205,000 compared to $206,099,000 in the same period of 2025. The average yield paid on these accounts was 1.70% for both third quarters of 2026 and 2025. Other savings account average balances, increased $57,870,000 when comparing the third quarter of 2026 compared to the same period in 2025 and interest expense increased $385,000.

Interest expense on time deposits totaled $3,646,000 for the third quarter of 2026 compared to $3,688,000 in 2025. Average total time deposits increased $41,738,000 to $433,776,000 for the third quarter of 2026. As with fixed-rate loans and investment securities, these deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment; however, the maturity and repricing characteristics of time deposits tend to be shorter.

Approximately $373,130,000, or 87%, of time deposits at September 30, 2026 will mature over the next 12 months. The average rate paid on these time deposits is approximately 3.32%. The yield on the time deposit portfolio may change in the next quarter as short-term time deposits reprice; however, given the short-term nature of these deposits, interest expense may increase if short-term time deposit rates were to increase suddenly or if customers select higher paying time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and short-term FHLB borrowing. Interest expense on short-term borrowings decreased $91,000 for the third quarter of 2026 to $423,000 when compared to the same period in 2025. When comparing these same periods, average balances decreased $3,937,000 to $53,126,000 and average rate decreased 41 basis points to 3.16%.

QNB Corp. issued $40,000,000 of subordinated debt in 2024 and acquired $17,650,000 of subordinated debt from Victory in the Victory Merger; $3,000,0000 of subordinated debt issued by Victory was owned by QNB and cancelled as of the merger date. The average carrying value net of deferred costs was $53,899,000 for the third quarter of 2026 compared to $39,191,000 for same period in 2025. The average yield decreased four basis points from 9.57% to 9.53%. QNB called and paid off $13,000,000 in subordinated debt during the third quarter of 2026.

Net Interest Income and Net Interest Margin – Nine-Month Comparison

For the nine-month period ended September 30, 2026 average earnings assets increased $304,184,000, or 16.0%, to $2,202,567,000, with average loans increasing 29.3%, average investment securities decreasing 8.1%, and average total deposits increasing $277,998,000, or 16.8%, to $1,931,264,000, compared to the same period in 2025. The net interest margin on a tax-equivalent basis was 3.09% for the nine-month period ended September 30, 2026, a 45-basis point increase from the same period in 2025.

Total interest income on a tax-equivalent basis increased $15,597,000, or 22.5%, to $84,772,000, when comparing the nine-month periods ended September 30, 2026 and September 30, 2025 due to an increase in volume and rate on loans. Interest income on loans increased $15,898,000 as a result of volume and increased $2,736,000 as a result of yields. The analysis of the nine-month periods is similar to what was described in the quarterly analysis. Additionally, QNB acquired $3,000,0000 in federal funds from Victory; these funds matured in the second quarter of 2026. The yield on earning assets increased from 4.87% to 5.15% for the nine-month periods with the yield on loans up 24 basis points to 6.16%.

Total interest expense increased $2,167,000 for the nine-month period ended September 30, 2026 compared with the same period in 2025 attributable to an increase in volume. Average interest-bearing liabilities increased $239,083,000 and the average rate paid on interest-bearing liabilities decreased 20 basis points to 2.50% for the nine-month period ended September 30, 2026 versus the same period in 2025.

Average interest-bearing deposits increased $230,958,000 and the related interest expense increased $1,779,000 for the nine-month period ended September 30, 2026 versus the same period in 2025. The average balance of total short-term borrowings increased $9,911,000 primarily due to an increase in FHLB borrowings of $12,059,000. Long-term borrowing average balance decreased $11,758,000 and interest expense decreased $423,000 due to maturity. Subordinated debt average balance increased $9,972,000 and interest expense increased $689,000 for the nine-month period ended September 30, 2026 compared to the same period of 2025.

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

Based on this analysis, QNB recorded a $900,000 provision for credit losses on loans for the nine months ended September 30, 2026, through the allowance for credit losses on loans, compared to a $504,000 provision for credit losses for the same period in 2025. QNB recorded a reversal in provision of $2,000 for the allowance for credit losses for unused commitments in the nine months ended September 30, 2026 compared to a reversal in provision of $7,000 for the same period in 2025.

QNB recorded a $3,020,000 allowance for credit losses on loans and a $144,000 allowance for credit losses on unused commitments due to the Victory Merger.

QNB's allowance for credit losses on loans of $13,047,000 represents 0.74% of loans receivable at September 30, 2026 compared with an allowance for credit losses on loans of $9,215,000, or 0.73% of loans receivable, at December 31, 2025, and $9,255,000, or 0.74%, at September 30, 2025. Management believes the allowance for credit losses on loans at September 30, 2026 is adequate as of that date based on its analysis of historical loss experience, current conditions and reasonable and supportable forecasts in the portfolio.

Net charge-offs were $88,000 for the nine months ended September 30, 2026 compared to net recoveries of $7,000 for the nine months ended September 30, 2025. Charge-offs of $213,000 during the nine months ended September 30, 2026 consisted of commercial and industrial loans of $121,000, overdrafts of $65,000, a real estate loan secured by junior lien on 1-4 family property of $4,000 and other consumer and student loans of $22,000. Recoveries of approximately $125,000 during the nine months ended September 30, 2026 consisted of $57,000 in repayments from borrowers of previously charged-off credits and overdrafts recoveries of $68,000.

Non-performing assets were $11,688,000 at September 30, 2026 compared to $8,793,000 as of December 31, 2025 and $8,947,000 at September 30, 2025. Total non-performing loans, which represent loans on non-accrual status and loans past due 90 days or more and still accruing interest, were 0.66% of loans receivable at September 30, 2026, 0.70% at December 31, 2025 and 0.72% of loans receivable at September 30, 2025. The increase was primarily due to four commercial and one retail customer. At September 30, 2026, $8,282,000, or approximately 71% of the loans classified as non-accrual, are current or past due less than 30 days. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Commercial loans classified as substandard or doubtful loans totaled $44,621,000 at September 30, 2026, which includes $6,456,000 of commercial real estate loans and $3,631,000 of commercial and industrial loans acquired, compared with $39,219,000 at December 31, 2025 increased $5,402,000. There were two commercial real estate relationships downgraded adding $1,753,000, in addition to the acquired loans, and $6,437,000 in payments received.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2026, December 31, 2025, or September 30, 2025. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.52% of loans receivable at September 30, 2026 compared with 0.14% at December 31, 2025, and 0.61% at September 30, 2025.

There were two loan modifications to borrowers experiencing financial difficulty identified during the nine months ended September 30, 2026; one of which is on nonaccrual. A commercial and industrial loan was modified to interest only payments for four months. A commercial real estate line of credit was modified to term out the loan, extend the maturity date and reduce the interest rate. QNB had no other real estate owned or repossessed assets at September 30, 2026, December 31, 2025 or September 30, 2025.

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

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2026	2025	2025
Non-accrual loans	$11,688	$8,793	$8,947
Loans past due 90 days or more and still accruing interest	—	—	—
Total non-performing loans	11,688	8,793	8,947
Total non-performing assets	$11,688	$8,793	$8,947

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$1,574,070	$1,225,178	$1,216,987
Total loans	1,772,174	1,262,074	1,246,529

Allowance for credit losses on loans	13,047	9,215	9,255

Allowance for loan losses to:
Non-performing loans	111.63%	104.80%	103.44%
Total loans (excluding held-for-sale)	0.74%	0.73%	0.74%
Average total loans (excluding held-for-sale)	0.83%	0.75%	0.76%

Non-performing loans / total loans (excluding held-for-sale)	0.66%	0.70%	0.72%
Non-performing assets / total assets	0.49%	0.46%	0.47%

An analysis of net loan charge-offs (recoveries) for the three and nine months ended September 30, 2026 compared to the same periods in 2025 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net charge-offs (recoveries)	$102	$12	$88	$(7)

Net annualized charge-offs (recoveries) to:
Total loans	0.02%	0.00%	0.01%	0.00%
Average total loans excluding held-for-sale	0.02%	0.00%	0.01%	0.00%
Allowance for loan losses	3.10%	0.51%	0.90%	(0.10)%

At September 30, 2026 and December 31, 2025, the recorded investment in collateral dependent loans totaled $11,668,000 and $8,793,000 of which $4,503,000 and $1,704,000, respectively, required no specific allowance for loan loss. The recorded investment in collateral dependent loans requiring an allowance for loan losses was $7,185,000 and $7,089,000 at September 30, 2026 and December 31, 2025, respectively, and the related allowance for loan losses associated with these loans was $183,000 and $1,649,000, respectively. See Note 9 to the Notes to Consolidated Financial Statements for additional detail of collateral dependent loans.

NON-INTEREST (LOSS) INCOME

Total non-interest loss for three and nine months ended September 30, 2026 includes three- and six-months of impact from the acquisition of Victory.

Non-Interest Income Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Fees for services to customers	$690	$521	$169	32.4%	$1,861	$1,453	$408	28.1%
ATM and debit card	887	776	111	14.3	2,439	2,156	283	13.1
Retail brokerage and advisory	135	196	(61)	(31.1)	486	477	9	1.9
Bank-owned life insurance	134	86	48	55.8	359	254	105	41.3
Merchant	74	79	(5)	(6.3)	237	236	1	0.4
Net loss on sale of securities	(29,049)	—	(29,049)	N/M	(28,953)	—	(28,953)	N/M
Net unrealized gain on equity securities	612	—	612	N/M	880	—	880	N/M
Net gain on interest-rate swap termination	1,336	—	1,336	N/M	1,033	—	1,033	N/M
Net gain on sale of loans	2	41	(39)	N/M	46	63	(17)	N/M
Other	228	148	80	54.1	601	444	157	35.4
Total	$(24,951)	$1,847	$(26,798)	N/M	$(21,011)	$5,083	$(26,094)	N/M

Quarter to Quarter Comparison

QNB reported negative total non-interest income of $24,951,000 for the third quarter of 2026 compared with $1,847,000 for the same period in 2025. Non-interest income for the three months ended September 30, 2026 includes the negative impact of the balance sheet restructuring of $27,713,000. The Bank completed the exchange offer to convert its Visa B-2 shares to B-3 and C shares in the second quarter of 2026; the Bank subsequently converted the remaining two-thirds of the Visa C shares to Visa A shares and recorded a 612,000 unrealized gain in the third quarter of 2026.

QNB originates residential mortgage loans for sale in the secondary market. Net gain on sale of loans was $2,000 for the third quarter of 2026 compared to a net gain $41,000 in the third quarter of 2025. The net gain or loss on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment and includes any lower-of-cost-market on the loans held-for-sale. Residential mortgage loans to be sold are identified at origination.

Fees for services to customers increased $169,000 for the quarter ended September 30, 2026, as overdraft fees increased $53,000 and other deposit-related fees increased $116,000.

QNB provides securities and advisory services under the name QNB Financial Services. Retail brokerage and advisory fees decreased $61,000 for the third quarter of 2026 compared to the same period in 2025. Advisory fees decreased $10,000 and transactional fees decreased $51,000 for the third quarter of 2026 compared with the same period in 2025.

ATM and debit card income increased $111,000 due to usage and merchant fees remained level for the third quarter of 2026 compared with the same period in 2025. Bank-owned life insurance income increased $48,000. Other non-interest income increased $80,000 primarily due to increases in letter of credit fees of $42,000, mortgage and other loan servicing fees of $21,000, title company income of $8,000 and credit card income of $7,000.

Nine-Month Comparison

QNB reported negative total non-interest income of $21,011,000 for the nine months ended September 30, 2026 compared with $5,083,000 for the same period in 2025. Non-interest income for the nine months ended September 30, 2026 includes the negative impact of the balance sheet restructuring of $27,713,000. Unrelated to the balance sheet restructuring, were a $880,000 gain related to the conversion of Visa shares, a $96,000 realized gain on the sales of investment securities and a $303,000 loss on the termination of an interest-rate swap acquired in the acquisition of Victory.

Net gain on sale of loans was $46,000 for the nine months ended September 30, 2026 compared to a net gain $63,000 for the same period of 2025. Fees for service to customers increased $408,000 for the nine months ended September 30, 2026, as overdraft fees increased $150,000 and other deposit-related fees increased $258,000.

Retail brokerage and advisory fees increased $9,000 for the nine months ended September 30, 2026 compared to the same period in 2025. Advisory fees increased $48,000 and transactional fees decreased $39,000 for the nine months ended September 30, 2026 compared with the same period in 2025.

ATM and debit card income increased $283,000 due to usage for the nine months ended September 30, 2026 compared with the same period in 2025. Other non-interest income increased $157,000, primarily due to increases in letter of credit fees of $85,000, title company income of $26,000, mortgage and other loan servicing fees of $27,000 and credit card income of $20,000.

NON-INTEREST EXPENSE

Total non-interest expense for 2026 includes six months of impact from the acquisition of Victory.

Non-Interest Expense Comparison
	For the Three Months Ended September 30,		Change from prior year		For the Nine Months Ended September 30,		Change from prior year
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries and employee benefits	$6,888	$5,248	$1,640	31.3%	$19,704	$15,531	$4,173	26.9%
Net occupancy	817	569	248	43.6	2,269	1,729	540	31.2
Furniture and equipment	1,175	1,119	56	5.0	3,804	3,376	428	12.7
Marketing	373	214	159	74.3	973	653	320	49.0
Third-party services	912	833	79	9.5	2,919	2,283	636	27.9
Telephone, postage and supplies	154	127	27	21.3	427	371	56	15.1
State taxes	319	278	41	14.7	965	781	184	23.6
FDIC insurance premiums	362	243	119	49.0	856	786	70	8.9
Merger-related expenses	251	519	(268)	(51.6)	4,223	519	3,704	N/M
Other	1,483	1,032	451	43.7	4,168	3,084	1,084	35.1
Total	$12,734	$10,182	$2,552	25.1%	$40,308	$29,113	$11,195	38.5%

Quarter to Quarter Comparison

Total non-interest expense was $12,734,000 for the third quarter of 2026, an increase of $2,552,000 compared to the third quarter of 2025. For the three-month periods of 2026 and 2025, non-interest expense included merger-related cost of $251,000 and $519,000, respectively. Excluding merger-related costs, noninterest expense increased $2,820,000 for the third quarter of 2026, compared to the same period in 2025.

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense increased $1,640,000 to $6,888,000 when comparing the two quarters. Salary expense and related payroll taxes increased $1,401,000 to $6,017,000 during the third quarter of 2026 compared to the same period in 2025. Medical and dental premiums, net of employee contributions, increased $140,000 and retirement expense increased $85,000 when comparing the two quarters.

Net occupancy and furniture and equipment expenses combined increased $304,000 when comparing the third quarters of 2026 and 2025. This is due primarily to increased rent and depreciation expense. Marketing expense increased $159,000 advertising and sales promotions.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, IT services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $79,000 due to consulting costs. State taxes increased $41,000 due increased capital and the timing of tax credits received for qualified charitable contributions. FDIC insurance premiums increased $119,000.

Other non-interest expense increased $451,000 due to the amortization of the core deposit intangible related to the Victory acquisition of $332,000, business development of $35,000, bank service fees of $30,000, and courier expense of $53,000.

Nine-Month Comparison

Total non-interest expense was $40,308,000 for the nine months ended September 30, 2026, an increase of $11,195,000 compared to the same period of 2025. For the nine-month periods of 2026 and 2025, non-interest expense included merger-related cost of $4,223,000 and $519,000, respectively. Excluding merger-related costs, noninterest expense increased $7,491,000 for the nine months ended September 30, 2026, compared to the same period in 2025.

Salaries and benefits expense increased $4,173,000 to $19,704,000 when comparing the nine months ended September 30, 2026 to the same period in 2025. Salary expense and related payroll taxes increased $3,432,000 to $16,839,000 during the nine months ended September 30, 2026 compared to the same period in 2025. Medical and dental premiums, net of employee contributions, increased $506,000 and retirement expense increased $220,000 when comparing the nine-month periods.

Net occupancy and furniture and equipment expenses combined increased $968,000 when comparing the nine months ended September 30, 2026 to the same period in 2025. This is due primarily to increased software maintenance expense of $376,000, increased rent expense of $301,000, other maintenance costs of $189,000, utilities and insurance of $61,000 and depreciation of $41,000. Marketing expense increased $320,000 due public relations and advertising expense when comparing the nine-month periods.

Third party services expense increased $636,000 due to consulting costs. State taxes increased $184,000 due to the increase in capital. FDIC insurance premiums increased $70,000 due to a decrease in the assessment rate.

Other non-interest expense increased $1,084,000, due to the reasons described above in the quarter-to-quarter comparison.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2026, QNB’s net deferred tax asset was $13,060,000. The primary components of deferred taxes are deferred tax assets of which $8,952,000 relates to investment securities fair value adjustments, $2,809,000 relates to the allowance for credit losses on loans and $3,568,000 relates to a federal net operating loss, partly offset by a deferred tax liability on the core deposit intangible, resulting from the acquisition of Victory, of $1,519,000, and depreciation of $696,000. As of December 31, 2025, QNB’s net deferred tax asset was $13,993,000 of which $12,747,000 is related to investment securities fair value adjustment and $1,984,000 related to the allowance for credit losses on loans, partly offset by a deferred tax liability on deferred loan costs of $581,000. The decrease in the balance of net deferred tax assets when comparing September 30, 2026 to December 31, 2025 was $933,000.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets except for a $1,205,000 deferred tax asset related to a state net operating loss.

Applicable income tax benefit was $4,126,000 for the quarter ended September 30, 2026, compared to expense $922,000 for the quarter ended September 30, 2025. The effective tax rate for the third quarter of 2026 was 21.8% compared with 20.2% for the same period in 2025. Applicable income tax benefit was $2,602,000 for the nine months ended September 30, 2026, compared to expense $2,551,000 for the same period in 2025. The effective tax rate for the nine months ended September 30, 2026 was 22.4% compared with 20.2% for the same period in 2025. The increase in the tax rates for 2026 were due to non-taxable merger-related expenses.

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

Total assets at September 30, 2026 were $2,361,620,000 compared with $1,906,005,000 at December 31, 2025. QNB acquired $475,053,000 in assets due to the Victory Merger. Cash and cash equivalents increased $56,131,000 from $50,297,000 at December 31, 2025 to $106,428,000 at September 30, 2026; QNB acquired $20,553,000, net of cash paid for fractional shares due to the Victory Merger.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. The available-for-sale securities portfolio was impacted by the balance sheet restructuring and decreased $145,267,000, due to maturities and prepayments of $104,733,000 and sales of $228,415,000; this was partly offset by purchases of $187,528,000; additionally, QNB acquired $12,605,000 in securities from Victory, which is net of the cancellation of $3,000,000 in subordinated notes issued by Victory and owned by QNB on the date on the merger.

Loans receivable increased $510,100,000; QNB acquired $408,379,000 in loans in the Victory Merger. Commercial loans increased $475,819,000, to $1,537,141,000 at September 30, 2026 compared to $1,061,322,000 at year-end 2025, and retail loans increased $34,629,000 to $235,818,000 at September 30, 2026, compared with $201,189,000 at year-end 2025.

Deposits grew $413,788,000 from December 31, 2025 to September 30, 2026; QNB acquired $409,165,000 in deposits in the Victory Merger. Non-interest-bearing demand deposits increased $61,633,000, with balances of $251,590,000 at September 30, 2026 compared with $189,957,000 at year-end 2025. Interest-bearing demand balances, excluding municipal deposits, increased $62,929,000 to $460,198,000, with increases in both business and retail interest-bearing checking products. Money market accounts increased $125,092,000, with increases in both personal and business customers. Savings increased $60,803,000 to $341,964,000 at September 30, 2026. Municipal deposit balances increased $52,045,000, to $189,630,000 from $137,585,000 at year-end. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, and the cash flow needs of the school districts or municipalities. Municipal deposits increase as tax money is received from the local school districts during second and third quarters and it is anticipated that these funds will flow out for the subsequent twelve months as the schools use the funds for operations. These deposits provide an incremental funding source as they are used to fund loans as opposed to borrowing at a higher rate; this improves the net interest margin as it increases the spread related to the net interest margin.

Short-term borrowings decreased $64,101,000 from $80,601,000 at December 31, 2025 to $16,500,000 at September 30, 2026. FHLB borrowings decreased $66,000,000 to no balances outstanding at September 30, 2026. Commercial sweep accounts increased $1,899,000; these funds may be volatile based on businesses’ receipt and disbursement of funds and are offset by business non-interest-bearing demand accounts.

Subordinated debt increased $1,800,000; QNB acquired subordinated debt of $14,650,00 in the Victory Merger, which is net of the cancellation of $3,000,000 of subordinated notes issued by Victory and owned by QNB at the time of the Victory Merger. QNB called and paid-off $13,000,000 in subordinated notes during the third quarter of 2026.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2026, the Bank had a maximum remaining borrowing availability with the FHLB of approximately $578,805,000, which is net of letters of credit outstanding of $146,200,000 and commitments of $17,000. The maximum borrowing depends upon qualifying collateral assets and the Bank’s asset quality and capital adequacy. In addition, the Bank maintains unsecured Federal funds lines with four correspondent banks totaling $86,000,000. At September 30, 2026, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds, including cash, available-for-sale and equity investment securities, and loans held-for-sale have decreased $88,339,000 since December 31, 2025, totaling $505,034,000 at September 30, 2026. The decrease in the liquid sources of funds is primarily due to a decrease in investments as a result of the balance sheet restructuring. Cashflows from investments of $146,653,000 provided funding for loan growth of $101,141,000. Management expects these liquid sources will be adequate to meet normal fluctuations in loan demand or deposit withdrawals. The investment portfolio is expected to continue to provide sufficient liquidity, as municipal bonds are called or mature and cash flow on mortgage-backed and CMO securities continue to be steady.

Approximately $221,284,000 and $234,159,000 of available-for-sale debt securities at September 30, 2026 and December 31, 2025, respectively, were pledged as collateral for repurchase agreements and deposits of public funds and the FRB short-term borrowing. The level of pledged securities corresponds with the municipal deposit and repurchase agreement balances.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2026 was $226,184,000, or 9.58% of total assets, compared with shareholders' equity of $129,563,000, or 6.80% of total assets, at December 31, 2025. Shareholders’ equity at September 30, 2026 included a negative adjustment of $32,633,000 compared to a negative adjustment of $46,470,000 at December 31, 2025, related to net unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 10.81% and 9.02% at September 30, 2026 and December 31, 2025, respectively.

Average shareholders' equity and average total assets, both impacted with six months post-merger activity, were $171,170,000 and $2,236,963,000 for the nine months ended September 30, 2026, an increase of 54.3% and 18.5%, respectively, from the averages for the nine months ended September 30, 2025. The ratio of average total equity to average total assets was 7.65% for the nine months ended September 30, 2026 compared to 5.87% for the same period in 2025.

Retained earnings at September 30, 2026 were impacted by nine months of net loss totaling $8,994,000 and dividends declared and paid of $5,835,000 for the nine-month period. Stock issued for the Victory Merger totaled $47,103,000. QNB completed a public offering on August 20, 2026 for the issuance 1,232,142 common shares which added $48,284,000, which is net of underwriting discounts and related costs, to shareholders' equity. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares. The DRIP also allows participants to make additional cash purchases of stock. Stock purchases under the DRIP contributed $579,000 to capital during the nine months ended September 30, 2026. The exercise of stock options contributed $1,113,000 to capital during the nine months ended September 30, 2026. Stock purchases under Employee Stock Purchase Plan added $86,000 to capital during the nine months ended September 30, 2026.

The Board of Directors has authorized the repurchase of up to 200,000 shares of QNB common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2026, 102,000 shares have been repurchased since the initial authorization in 2008 at an average price of $24.93 and a total cost of $2,543,000. There were no shares repurchased during the nine months ended September 30, 2026 and 2025.

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

The following table sets forth consolidated information for QNB:

	September 30,	December 31,
Capital Analysis	2026	2025
Regulatory Capital
Shareholders' equity	$226,184	$129,563
Net unrealized securities losses, net of tax	32,633	46,470
Deferred tax assets on net operating loss	(3,625)	—
Disallowed intangible assets	(16,316)	—
Common equity tier I capital	238,876	176,033

Tier 1 capital	238,876	176,033
Allowable portion:
Subordinated debt	41,650	40,000
Allowance for credit losses on loans and unfunded commitments	13,265	9,291
Total regulatory capital	$293,791	$225,324
Risk-weighted assets	$1,919,796	$1,420,934
Quarterly average assets for leverage capital purposes	$2,426,098	$1,951,115

	September 30,	December 31,
Capital Ratios	2026	2025
Common equity tier I capital / risk-weighted assets	12.44%	12.39%
Tier 1 capital / risk-weighted assets	12.44%	12.39%
Total regulatory capital / risk-weighted assets	15.30%	15.86%
Tier 1 capital / average assets (leverage ratio)	9.85%	9.02%

The capital ratios at September 30, 2026 include the impact of the Victory Merger, six months of post merger activity, net proceeds from the public offering and the impact of the balance sheet restructuring. At September 30, 2026, all capital ratios except for total regulatory capital to risk-weighted assets increased since December 31, 2025 primarily due to the proceeds from the public offering. Total regulatory capital to risk-weighted assets ratio declined primarily due to the apportionment of equity acquired, net of disallowed intangible assets, to risk-based assets acquired and the call and payoff of $13,000,000 in subordinated notes acquired, of which $7,200,000 were qualified for total capital. The Company remains well-capitalized by all applicable regulatory requirements as of September 30, 2026.

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

A balance sheet is considered asset sensitive when its assets (investment securities and loans) reprice faster than its interest-bearing liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively higher net interest income when interest rates rise and less net interest income when they decline. A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster than its earning assets (investments securities and loans). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline. Based on our simulation analysis, management believes QNB’s interest sensitivity position at September 30, 2026 is asset sensitive.

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2026 and 2025 assuming instantaneous rate shocks, and consistent levels of assets and liabilities. Net interest income for the subsequent twelve months is projected to increase when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	September 30,
(in basis points)	2026	2025
+300	0.99%	2.84%
+200	0.73%	1.96%
+100	0.38%	1.04%
-100	(0.36)%	(0.89)%
-200	(0.77)%	(2.39)%
-300	(1.22)%	(6.23)%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt. At September 30, 2026 QNB had three derivatives designated as fair value hedging instruments; these interest rate swaps had a notional value of $127,860,000.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

September 30, 2026

Item 1. Legal Proceedings

No material proceedings.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Our business is heavily reliant on information technology systems, facilities, and processes; and a disruption in those systems, facilities, and processes, or a breach, including cyber-attacks, in the security of our systems, could have significant, negative impacts on our business, result in the disclosure of confidential information, and create significant financial and legal exposure for us.

Our businesses are dependent on our ability and the ability of our third-party service providers to process, record and monitor a large number of transactions and personally identifiable information. If the financial, accounting, data processing or other operating systems and facilities fail to operate properly, become disabled, experience security breaches or have other significant shortcomings, our results of operations could be materially, adversely affected.

Although we and our third party service providers devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third-party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These "denial-of-service" attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. The techniques used in cyber-attacks change rapidly and are increasingly sophisticated, including through the use of generative artificial intelligence and deepfakes, and we expect in the future through the use of quantum computing, and we may not be able to anticipate cyber-attacks or data security breaches.

Despite our efforts and those of our third party service providers to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as artificial intelligence continues to evolve and we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications. Furthermore, because certain of our employees are working, or may work, remotely, there is an increased risk of disruption to our systems because remote networks and infrastructure may not be as secure as in our office environment. If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

Additionally, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

If we are unsuccessful in developing new, and adapting our current, products and services so that they respond to changing industry standards and customer preferences, our business may suffer.

We provide a variety of commercial and consumer banking, as well as other financial, products and services designed to meet a broad range of needs. While many of these products and services are traditional both in their characteristics and their delivery channels, advancements in technology, changes in the regulatory environment, and evolving customer preferences require that we continuously evaluate the terms under which we provide our existing products and services (including, among other things, interest rates and loan covenants), the methods by which we deliver them (including the use of online and mobile banking), whether to partner with a FinTech company or other third-party vendor to provide products and services, and the potential for new products and services in order to remain competitive. These efforts, though, could require substantial investments, and we can provide no assurance that we will develop new products and services, or adequately adapt our existing products and services, in a timely or successful manner. Our inability to do so could harm our business and adversely affect our results of operations and reputation. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Recently, the financial services industry has experienced rapid developments in artificial intelligence, including agentic artificial intelligence. The use of artificial intelligence models developed by third parties introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for artificial intelligence is uncertain and rapidly involving, potentially increasing compliance costs and risks of noncompliance. We may be exposed to the risk that generative artificial intelligence models may produce incorrect outputs, release confidential information, reflect biases, or otherwise cause harm. Their complexity may make it challenging to understand all outputs and comply with documentation or explanation requirements. Further, regulators have warned financial institutions of an increased risk of cyber attacks with the use of artificial intelligence. Any of these risk could adversely affect our business, expose us to liability or other adverse legal or regulatory consequences, or otherwise adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

QNB did not repurchase shares of its common stock during the quarter ended September 30, 2026. The following provides certain information relating to QNB's stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2026 through July 31, 2026	—	$—	—	98,000
August 1, 2026 through August 31, 2026	—	—	—	98,000
September 1, 2026 through September 30, 2026	—	—	—	98,000
Total	—	$—	—	98,000

Transactions are reported as of trade dates.

QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008, increased on February 9, 2009 and subsequently increased on April 27, 2021.

The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 200,000.

QNB’s current stock repurchase plan has no expiration date.

QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the nine months ended September 30, 2026, no director or officer of QNB adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 1.1

Underwriting agreement, dated August 19, 2026, among Registrant, Brean Capital and Performance Trust (Incorporated by reference to Registrant’s Current Report on Form 8-K, SEC File No. 001-43456, filed with the Commission on August 20, 2026.)

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

QNB Corp.

Date: November 5, 2026	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 5, 2026	By:	/s/ Jeffrey Lehocky
Jeffrey Lehocky
Chief Financial Officer

Date: November 5, 2026	By:	/s/ Mary E. Liddle
Mary E. Liddle
Chief Accounting Officer, QNB Bank